Form 10-Q
period 2017-03-31
COLUMBIA BANKING SYSTEM INC
filed 2017-05-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.

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
(Former name, former address and former fiscal year, if changed since last report)________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒
The number of shares of common stock outstanding at April 30, 2017 was 58,343,431.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2017	December 31, 2016
ASSETS			(in thousands)
Cash and due from banks			$169,697	$193,038
Interest-earning deposits with banks			13,124	31,200
Total cash and cash equivalents			182,821	224,238
Securities available for sale at fair value (amortized cost of $2,349,149 and $2,299,037, respectively)			2,331,359	2,278,577
Federal Home Loan Bank stock at cost			10,600	10,240
Loans held for sale			3,245	5,846
Loans, net of unearned income of ($32,212) and ($33,718), respectively			6,228,136	6,213,423
Less: allowance for loan and lease losses			71,021	70,043
Loans, net			6,157,115	6,143,380
FDIC loss-sharing asset			3,239	3,535
Interest receivable			31,345	30,074
Premises and equipment, net			148,541	150,342
Other real estate owned			4,519	5,998
Goodwill			382,762	382,762
Other intangible assets, net			16,282	17,631
Other assets			255,444	256,984
Total assets			$9,527,272	$9,509,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,958,106	$3,944,495
Interest-bearing			4,130,721	4,114,920
Total deposits			8,088,827	8,059,415
Federal Home Loan Bank advances			15,483	6,493
Securities sold under agreements to repurchase			46,914	80,822
Other liabilities			100,705	111,865
Total liabilities			8,251,929	8,258,595
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	March 31, 2017	December 31, 2016
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	—	9	—	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,329	58,042	999,702	995,837
Retained earnings			288,247	271,957
Accumulated other comprehensive loss			(12,606)	(18,999)
Total shareholders’ equity			1,275,343	1,251,012
Total liabilities and shareholders’ equity			$9,527,272	$9,509,607

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands except per share amounts)
Interest Income
Loans	$74,120	$70,316
Taxable securities	10,986	8,017
Tax-exempt securities	2,691	2,803
Deposits in banks	19	38
Total interest income	87,816	81,174
Interest Expense
Deposits	787	742
Federal Home Loan Bank advances	225	124
Other borrowings	129	138
Total interest expense	1,141	1,004
Net Interest Income	86,675	80,170
Provision for loan and lease losses	2,775	5,254
Net interest income after provision for loan and lease losses	83,900	74,916
Noninterest Income
Deposit account and treasury management fees	7,287	6,989
Card revenue	5,723	5,652
Financial services and trust revenue	2,839	2,821
Loan revenue	3,593	2,262
Merchant processing revenue	2,019	2,102
Bank owned life insurance	1,280	1,116
Investment securities gains	—	373
Change in FDIC loss-sharing asset	(274)	(1,103)
Other	2,392	434
Total noninterest income	24,859	20,646
Noninterest Expense
Compensation and employee benefits	40,825	36,319
Occupancy	7,191	10,173
Merchant processing expense	1,049	1,033
Advertising and promotion	817	842
Data processing	4,208	4,146
Legal and professional fees	3,369	1,325
Taxes, licenses and fees	1,241	1,290
Regulatory premiums	776	1,141
Net cost of operation of other real estate owned	152	104
Amortization of intangibles	1,349	1,583
Other	8,009	7,118
Total noninterest expense	68,986	65,074
Income before income taxes	39,773	30,488
Income tax provision	10,574	9,229
Net Income	$29,199	$21,259
Earnings per common share
Basic	$0.50	$0.37
Diluted	$0.50	$0.37
Dividends paid per common share	$0.22	$0.38
Weighted average number of common shares outstanding	57,388	57,114
Weighted average number of diluted common shares outstanding	57,394	57,125

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net income	$29,199	$21,259
Other comprehensive income (loss), net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($968) and ($10,686)	1,702	18,770
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $135	—	(238)
Net unrealized gain from securities, net of reclassification adjustment	1,702	18,532
Pension plan liability adjustment:
Reduction in unfunded defined benefit plan liability during the period, net of tax of ($2,622) and $0	4,604	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($49) and ($61)	87	106
Pension plan liability adjustment, net	4,691	106
Other comprehensive income	6,393	18,638
Total comprehensive income	$35,592	$39,897

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2017	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Net income	—	—	—	—	29,199	—	29,199
Other comprehensive income	—	—	—	—	—	6,393	6,393
Issuance of common stock - stock option and other plans	—	—	28	1,145	—	—	1,145
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	207	2,358	—	—	2,358
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Purchase and retirement of common stock	—	—	(50)	(2,039)	—	—	(2,039)
Cash dividends paid on common stock	—	—	—	—	(12,792)	—	(12,792)
Balance at March 31, 2017	—	$—	58,329	$999,702	$288,247	$(12,606)	$1,275,343
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	21,259	—	21,259
Other comprehensive income	—	—	—	—	—	18,638	18,638
Issuance of common stock - stock option and other plans	—	—	20	598	—	—	598
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	299	1,180	—	—	1,180
Purchase and retirement of common stock	—	—	(35)	(1,033)	—	—	(1,033)
Preferred dividends	—	—	—	—	(39)	—	(39)
Cash dividends paid on common stock	—	—	—	—	(21,943)	—	(21,943)
Balance at March 31, 2016	9	$2,217	58,008	$991,026	$255,202	$12,343	$1,260,788

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities
Net income	$29,199	$21,259
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	2,775	5,254
Stock-based compensation expense	2,358	1,180
Depreciation, amortization and accretion	6,074	10,798
Investment securities gains	—	(373)
Net realized loss on sale of premises and equipment, loans held for investment and other assets	55	106
Net realized loss on sale and valuation adjustments of other real estate owned	204	90
Originations of loans held for sale	(31,295)	(19,174)
Proceeds from sales of loans held for sale	33,896	20,002
Net change in:
Interest receivable	(1,271)	(1,427)
Interest payable	(9)	(55)
Other assets	(2,164)	(3,731)
Other liabilities	(3,841)	(4,619)
Net cash provided by operating activities	35,981	29,310
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(21,936)	(64,056)
Purchases of:
Securities available for sale	(108,958)	(95,686)
Premises and equipment	(336)	(445)
Federal Home Loan Bank stock	(31,400)	(10,520)
Proceeds from:
FDIC reimbursement on loss-sharing asset	26	258
Sales of securities available for sale	—	38,876
Principal repayments and maturities of securities available for sale	55,369	52,422
Sales of premises and equipment and loans held for investment	6,893	1,911
Redemption of Federal Home Loan Bank stock	31,040	13,001
Sales of other real estate and other personal property owned	1,275	1,326
Payments to FDIC related to loss-sharing asset	(210)	(611)
Net cash used in investing activities	(68,237)	(63,524)
Cash Flows From Financing Activities
Net increase in deposits	29,433	158,120
Net decrease in sweep repurchase agreements	(33,908)	(25,860)
Proceeds from:
Federal Home Loan Bank advances	785,000	165,000
Exercise of stock options	1,145	598
Payments for:
Repayment of Federal Home Loan Bank advances	(776,000)	(227,000)
Common stock dividends	(12,792)	(21,943)
Preferred stock dividends	—	(39)
Purchase and retirement of common stock	(2,039)	(1,033)
Net cash (used in) provided by financing activities	(9,161)	47,843
Increase (decrease) in cash and cash equivalents	(41,417)	13,629
Cash and cash equivalents at beginning of period	224,238	175,302
Cash and cash equivalents at end of period	$182,821	$188,931

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$1,150	$1,059
Cash paid for income tax	$—	$6,350
Non-cash investing and financing activities
Loans transferred to other real estate owned	$—	$105

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be anticipated for the year ending December 31, 2017. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2016 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2016 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2016 Form 10-K disclosure for the year ended December 31, 2016.

2.	Accounting Pronouncements Recently Issued
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments included in this ASU change guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the premium amortization period to the earliest call date. The amendments in ASU 2017-08 are effective for fiscal years and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company early adopted the amendments of ASU 2017-08 during the current quarter. The impact of the adoption of ASU 2017-08 to current period net income and opening retained earnings was not material.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in this are intended to reduce the cost and complexity of the goodwill impairment test by eliminating the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for annual or interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the impact to its Consolidated Financial Statements to be material.
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
Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. Significant CECL implementation matters to be addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal controls over financial reporting, capital planning and seeking process approval from audit and regulatory stakeholders.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the amendments of ASU 2016-09 in the current quarter. Adoption of amended forfeiture guidance resulted in an opening period adjustment decreasing retained earnings $117 thousand and increasing common stock $184 thousand. Adoption of the amended excess tax benefit guidance resulted in a current period income tax benefit of $1.2 million or $0.02 per diluted common share.
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. During 2016, the Company implemented a new lease administration application that allows the Company to readily measure future lease payment streams, which is an important component of the new lease accounting model. Significant implementation matters to be addressed by the Company include selecting either a third-party lease accounting application or internally-developing such an application, assessing the impact to its Consolidated Financial Statements and internal controls over financial reporting and documenting the new lease accounting process. See Note 17, “Commitments and Contingent Liabilities” to our 2016 Form 10-K, for more information regarding the minimum future payments related to our operating leases.
3. Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,506,914	$2,400	$(22,816)	$1,486,498
State and municipal securities	484,376	7,316	(4,337)	487,355
U.S. government agency and government-sponsored enterprise securities	352,323	1,241	(1,381)	352,183
U.S. government securities	252	—	—	252
Other securities	5,284	60	(273)	5,071
Total	$2,349,149	$11,017	$(28,807)	$2,331,359
December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,486,690	$2,760	$(23,718)	$1,465,732
State and municipal securities	473,914	6,343	(5,197)	475,060
U.S. government agency and government-sponsored enterprise securities	332,348	1,065	(1,511)	331,902
U.S. government securities	801	—	(1)	800
Other securities	5,284	63	(264)	5,083
Total	$2,299,037	$10,231	$(30,691)	$2,278,577

There were no proceeds from sales of securities available for sale for the three months ended March 31, 2017 and there were $38.9 million for the three months ended March 31, 2016. The following table provides the gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Gross realized gains	$—	$373
Gross realized losses	—	—
Net realized gains	$—	$373
The scheduled contractual maturities of investment securities available for sale at March 31, 2017 are presented as follows:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$53,518	$53,606
Due after one year through five years	502,633	505,398
Due after five years through ten years	731,123	724,361
Due after ten years	1,056,591	1,042,923
Other securities with no stated maturity	5,284	5,071
Total investment securities available-for-sale	$2,349,149	$2,331,359
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

March 31, 2017
(in thousands)
Washington and Oregon State to secure public deposits	$228,794
Federal Reserve Bank to secure borrowings	54,551
Other securities pledged	125,954
Total securities pledged as collateral	$409,299

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,038,971	$(17,020)	$155,846	$(5,796)	$1,194,817	$(22,816)
State and municipal securities	162,860	(4,249)	3,412	(88)	166,272	(4,337)
U.S. government agency and government-sponsored enterprise securities	193,846	(1,381)	—	—	193,846	(1,381)
U.S. government securities	251	—	—	—	251	—
Other securities	2,263	(51)	2,734	(222)	4,997	(273)
Total	$1,398,191	$(22,701)	$161,992	$(6,106)	$1,560,183	$(28,807)

December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,029,116	$(18,788)	$159,046	$(4,930)	$1,188,162	$(23,718)
State and municipal securities	211,342	(5,064)	3,384	(133)	214,726	(5,197)
U.S. government agency and government-sponsored enterprise securities	218,811	(1,511)	—	—	218,811	(1,511)
U.S. government securities	251	(1)	—	—	251	(1)
Other securities	2,263	(51)	2,743	(213)	5,006	(264)
Total	$1,461,783	$(25,415)	$165,173	$(5,276)	$1,626,956	$(30,691)
At March 31, 2017, there were 198 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 52 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, there were 142 state and municipal government securities in an unrealized loss position, of which five were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2017, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, there were 20 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, there were two other securities in an unrealized loss position, of which one was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017 as it has the intent and ability to hold this investment for sufficient time to allow for recovery in the market value.
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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	March 31, 2017			December 31, 2016
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,559,247	$19,047	$2,578,294	$2,551,054	$20,185	$2,571,239
Real estate:
One-to-four family residential	172,581	14,969	187,550	170,331	17,862	188,193
Commercial and multifamily residential	2,783,433	88,527	2,871,960	2,719,830	89,231	2,809,061
Total real estate	2,956,014	103,496	3,059,510	2,890,161	107,093	2,997,254
Real estate construction:
One-to-four family residential	115,219	479	115,698	121,887	832	122,719
Commercial and multifamily residential	172,895	989	173,884	209,118	1,565	210,683
Total real estate construction	288,114	1,468	289,582	331,005	2,397	333,402
Consumer	318,069	14,893	332,962	329,261	15,985	345,246
Less: Net unearned income	(32,212)	—	(32,212)	(33,718)	—	(33,718)
Total loans, net of unearned income	6,089,232	138,904	6,228,136	6,067,763	145,660	6,213,423
Less: Allowance for loan and lease losses	(61,626)	(9,395)	(71,021)	(59,528)	(10,515)	(70,043)
Total loans, net	$6,027,606	$129,509	$6,157,115	$6,008,235	$135,145	$6,143,380
Loans held for sale	$3,245	$—	$3,245	$5,846	$—	$5,846
At March 31, 2017 and December 31, 2016, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million at March 31, 2017 and December 31, 2016. During the first three months of 2017, there were $75 thousand in advances and $96 thousand in repayments.
At March 31, 2017 and December 31, 2016, $2.28 billion and $2.29 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $50.0 million and $54.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at March 31, 2017 and December 31, 2016, respectively.

The following is an analysis of nonaccrual loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$10,659	$21,144	$11,524	$21,503
Unsecured	189	457	31	303
Real estate:
One-to-four family residential	450	1,703	568	1,302
Commercial & multifamily residential:
Commercial land	2,729	2,726	934	922
Income property	3,290	3,561	4,005	4,247
Owner occupied	4,218	8,544	6,248	9,030
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	14	102
Residential construction	213	213	549	549
Consumer	3,799	4,180	3,883	4,331
Total	$25,547	$42,528	$27,756	$42,289

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of March 31, 2017 and December 31, 2016:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2017	(in thousands)
Commercial business:
Secured	$2,447,180	$6,417	$204	$—	$6,621	$10,659	$2,464,460
Unsecured	90,245	34	5	—	39	189	90,473
Real estate:
One-to-four family residential	168,634	1,115	—	—	1,115	450	170,199
Commercial & multifamily residential:
Commercial land	280,562	—	—	—	—	2,729	283,291
Income property	1,366,062	583	140	—	723	3,290	1,370,075
Owner occupied	1,107,061	—	45	—	45	4,218	1,111,324
Real estate construction:
One-to-four family residential:
Land and acquisition	6,770	29	—	—	29	—	6,799
Residential construction	107,382	189	—	—	189	213	107,784
Commercial & multifamily residential:
Income property	106,227	—	—	—	—	—	106,227
Owner occupied	64,365	—	—	—	—	—	64,365
Consumer	308,902	907	627	—	1,534	3,799	314,235
Total	$6,053,390	$9,274	$1,021	$—	$10,295	$25,547	$6,089,232

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,439,250	$806	$10	$—	$816	$11,524	$2,451,590
Unsecured	94,118	287	301	—	588	31	94,737
Real estate:
One-to-four family residential	164,416	2,448	500	—	2,948	568	167,932
Commercial & multifamily residential:
Commercial land	269,816	64	—	—	64	934	270,814
Income property	1,365,150	480	111	—	591	4,005	1,369,746
Owner occupied	1,052,078	1,652	—	—	1,652	6,248	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	—	—	—	—	14	11,556
Residential construction	109,080	—	—	—	—	549	109,629
Commercial & multifamily residential:
Income property	103,779	—	—	—	—	—	103,779
Owner occupied	103,480	—	—	—	—	—	103,480
Consumer	318,369	2,035	235	—	2,270	3,883	324,522
Total	$6,031,078	$7,772	$1,157	$—	$8,929	$27,756	$6,067,763

The following is an analysis of impaired loans as of March 31, 2017 and December 31, 2016:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2017	(in thousands)
Commercial business:
Secured	$2,456,672	$7,788	$—	$—	$—	$7,788	$14,806
Unsecured	90,473	—	—	—	—	—	—
Real estate:
One-to-four family residential	169,686	513	424	688	11	89	287
Commercial & multifamily residential:
Commercial land	280,992	2,299	—	—	—	2,299	2,288
Income property	1,366,381	3,694	533	537	26	3,161	3,656
Owner occupied	1,107,814	3,510	—	—	—	3,510	6,327
Real estate construction:
One-to-four family residential:
Land and acquisition	6,799	—	—	—	—	—	—
Residential construction	107,784	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	106,227	—	—	—	—	—	—
Owner occupied	64,365	—	—	—	—	—	—
Consumer	308,710	5,525	4,923	5,013	57	602	682
Total	$6,065,903	$23,329	$5,880	$6,238	$94	$17,449	$28,046

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,442,772	$8,818	$2,414	$2,484	$664	$6,404	$12,831
Unsecured	94,737	—	—	—	—	—	—
Real estate:
One-to-four family residential	167,403	529	435	693	12	94	291
Commercial & multifamily residential:
Commercial land	270,106	708	—	—	—	708	687
Income property	1,365,321	4,425	540	544	27	3,885	4,148
Owner occupied	1,054,564	5,414	—	—	—	5,414	8,102
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	14	14	102	1	—	—
Residential construction	109,293	336	—	—	—	336	336
Commercial & multifamily residential:
Income property	103,779	—	—	—	—	—	—
Owner occupied	103,480	—	—	—	—	—	—
Consumer	319,307	5,215	4,464	4,558	57	751	833
Total	$6,042,304	$25,459	$7,867	$8,381	$761	$17,592	$27,228

The following table provides additional information on impaired loans for the three month periods indicated:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$8,303	$19	$12,103	$17
Real estate:
One-to-four family residential	521	2	975	6
Commercial & multifamily residential:
Commercial land	1,504	—	—	—
Income property	4,059	1	2,080	3
Owner occupied	4,462	—	5,516	7
Real estate construction:
One-to-four family residential:
Land and acquisition	7	—	388	1
Residential construction	168	—	562	—
Consumer	5,370	27	824	2
Total	$24,394	$49	$22,448	$36

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	3	$356	$356	3	$1,370	$1,370
Real estate:
Commercial and multifamily residential:
Owner occupied	—	—	—	1	250	250
Consumer	10	1,546	1,546	4	497	497
Total	13	$1,902	$1,902	8	$2,117	$2,117

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
The Company had commitments to lend $451 thousand of additional funds on loans classified as TDR as of March 31, 2017. The Company had $508 thousand of such commitments at December 31, 2016. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three month periods ended March 31, 2017 and 2016.
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

The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Commercial business	$20,292	$21,606
Real estate:
One-to-four family residential	17,608	20,643
Commercial and multifamily residential	92,930	94,795
Total real estate	110,538	115,438
Real estate construction:
One-to-four family residential	479	832
Commercial and multifamily residential	1,089	1,726
Total real estate construction	1,568	2,558
Consumer	16,485	17,649
Subtotal of PCI loans	148,883	157,251
Less:
Valuation discount resulting from acquisition accounting	9,979	11,591
Allowance for loan losses	9,395	10,515
PCI loans, net of allowance for loan losses	$129,509	$135,145
The following table shows the changes in accretable yield for PCI loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$45,191	$58,981
Accretion	(4,182)	(4,229)
Disposals	(158)	94
Reclassifications from (to) nonaccretable difference	(2,407)	1,761
Balance at end of period	$38,444	$56,607
5. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the three months ended March 31, 2017 and 2016.

The following tables show a detailed analysis of the allowance for the three months ended March 31, 2017 and 2016:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(1,109)	$297	$434	$35,672	$—	$35,672
Unsecured	960	(18)	68	178	1,188	—	1,188
Real estate:
One-to-four family residential	599	(307)	117	236	645	11	634
Commercial & multifamily residential:
Commercial land	1,797	—	—	491	2,288	—	2,288
Income property	7,342	—	35	(574)	6,803	26	6,777
Owner occupied	6,439	—	43	52	6,534	—	6,534
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	20	187	509	—	509
Residential construction	669	—	9	431	1,109	—	1,109
Commercial & multifamily residential:
Income property	404	—	—	378	782	—	782
Owner occupied	1,192	—	—	576	1,768	—	1,768
Consumer	3,534	(428)	285	(31)	3,360	57	3,303
Purchased credit impaired	10,515	(1,939)	1,144	(325)	9,395	—	9,395
Unallocated	226	—	—	742	968	—	968
Total	$70,043	$(3,815)	$2,018	$2,775	$71,021	$94	$70,927

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(3,770)	$611	$2,952	$32,114	$2,500	$29,614
Unsecured	1,299	(3)	51	(47)	1,300	—	1,300
Real estate:
One-to-four family residential	916	—	41	(303)	654	—	654
Commercial & multifamily residential:
Commercial land	1,178	—	—	84	1,262	—	1,262
Income property	6,616	—	61	725	7,402	—	7,402
Owner occupied	5,550	—	8	528	6,086	—	6,086
Real estate construction:
One-to-four family residential:
Land and acquisition	339	—	51	250	640	—	640
Residential construction	733	—	203	513	1,449	—	1,449
Commercial & multifamily residential:
Income property	388	—	1	326	715	—	715
Owner occupied	1,006	—	—	204	1,210	—	1,210
Consumer	3,531	(266)	165	(62)	3,368	15	3,353
Purchased credit impaired	13,726	(2,866)	1,551	653	13,064	—	13,064
Unallocated	569	—	—	(569)	—	—	—
Total	$68,172	$(6,905)	$2,743	$5,254	$69,264	$2,515	$66,749

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	850	—
Balance at end of period	$3,555	$2,930
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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our allowance analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful rated loans have a high probability of loss; however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2017	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,297,687	$40,267	$126,506	$—	$—	$2,464,460
Unsecured	89,171	850	452	—	—	90,473
Real estate:
One-to-four family residential	169,158	—	1,041	—	—	170,199
Commercial and multifamily residential:
Commercial land	270,840	5,199	7,252	—	—	283,291
Income property	1,345,290	6,321	18,464	—	—	1,370,075
Owner occupied	1,077,648	3,673	30,003	—	—	1,111,324
Real estate construction:
One-to-four family residential:
Land and acquisition	6,799	—	—	—	—	6,799
Residential construction	107,571	—	213	—	—	107,784
Commercial and multifamily residential:
Income property	106,227	—	—	—	—	106,227
Owner occupied	60,315	—	4,050	—	—	64,365
Consumer	307,559	1	6,675	—	—	314,235
Total	$5,838,265	$56,311	$194,656	$—	$—	6,089,232
Less:
Allowance for loan and lease losses						61,626
Loans, excluding PCI loans, net						$6,027,606

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,289,307	$65,846	$96,437	$—	$—	$2,451,590
Unsecured	93,721	800	216	—	—	94,737
Real estate:
One-to-four family residential	164,797	395	2,740	—	—	167,932
Commercial and multifamily residential:
Commercial land	263,195	3,228	4,391	—	—	270,814
Income property	1,341,978	17,902	9,866	—	—	1,369,746
Owner occupied	1,027,019	6,608	26,351	—	—	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,541	—	15	—	—	11,556
Residential construction	108,941	—	688	—	—	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	103,779
Owner occupied	98,948	88	4,444	—	—	103,480
Consumer	317,728	—	6,794	—	—	324,522
Total	$5,820,954	$94,867	$151,942	$—	$—	6,067,763
Less:
Allowance for loan and lease losses						59,528
Loans, excluding PCI loans, net						$6,008,235

The following is an analysis of the credit quality of our PCI loan portfolio as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$18,443	$89	$1,022	$—	$—	$19,554
Unsecured	738	—	—	—	—	738
Real estate:
One-to-four family residential	16,571	—	1,037	—	—	17,608
Commercial and multifamily residential:
Commercial land	8,703	2,032	—	—	—	10,735
Income property	27,857	—	138	—	—	27,995
Owner occupied	53,380	—	820	—	—	54,200
Real estate construction:
One-to-four family residential:
Land and acquisition	401	—	78	—	—	479
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	799	—	—	—	—	799
Owner occupied	290	—	—	—	—	290
Consumer	16,045	—	440	—	—	16,485
Total	$143,227	$2,121	$3,535	$—	$—	148,883
Less:
Valuation discount resulting from acquisition accounting						9,979
Allowance for loan losses						9,395
PCI loans, net						$129,509

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$18,824	$92	$1,954	$—	$—	$20,870
Unsecured	736	—	—	—	—	736
Real estate:
One-to-four family residential	19,293	—	1,350	—	—	20,643
Commercial and multifamily residential:
Commercial land	7,333	—	213	—	—	7,546
Income property	31,042	—	1,678	—	—	32,720
Owner occupied	53,623	—	906	—	—	54,529
Real estate construction:
One-to-four family residential:
Land and acquisition	744	—	88	—	—	832
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	1,217	—	—	—	—	1,217
Owner occupied	509	—	—	—	—	509
Consumer	17,202	—	447	—	—	17,649
Total	$150,523	$92	$6,636	$—	$—	157,251
Less:
Valuation discount resulting from acquisition accounting						11,591
Allowance for loan losses						10,515
PCI loans, net						$135,145

6. Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$5,998	$13,738
Transfers in	—	105
Valuation adjustments	(193)	(137)
Proceeds from sale of OREO property	(1,275)	(1,326)
Gain (loss) on sale of OREO, net	(11)	47
Balance, end of period	$4,519	$12,427
At March 31, 2017, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $379 thousand and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $675 thousand.
7. FDIC Loss-sharing Asset and Covered Assets
We are a party to eight loss-sharing agreements with the FDIC relating to four FDIC-assisted acquisitions. Such agreements cover a substantial portion of losses incurred on acquired covered loans and OREO. The loss-sharing agreements relate to the acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the terms of the loss-sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries up to specified amounts. With respect to loss-sharing agreements for two acquisitions completed in 2010, after those specified amounts, the FDIC will absorb 95% of losses and share in 95% of loss recoveries. The loss-sharing provisions of the agreements for non-single family and single family mortgage loans are in effect for five and ten years, respectively, and the loss recovery provisions are in effect for eight and ten years, respectively. The loss-sharing provisions for the Columbia River Bank and American Marine Bank non-single family covered assets were effective through the end of the first quarter of 2015. In addition, the loss-sharing provisions for the Summit Bank and First Heritage Bank non-single family covered assets expired at the end of the second quarter of 2016. Accordingly, further activity will be limited to recoveries through the first quarter of 2018 and second quarter of 2019, respectively, for assets covered by these loss-sharing agreements.
Ten years and forty-five days after the applicable acquisition dates, the Bank must pay to the FDIC a clawback in the event the losses from the acquisitions fail to reach stated levels. The amount of the clawback is determined by a formula specified in each individual loss-sharing agreement. As of March 31, 2017, the net present value of the Bank’s estimated clawback liability was $5.4 million, which was included in “Other liabilities” in the Consolidated Balance Sheets.
At March 31, 2017, the FDIC loss-sharing asset was comprised of a $2.5 million FDIC indemnification asset and a $773 thousand FDIC receivable. The indemnification asset represents the net present value of cash flows the Company expects to collect from the FDIC under the loss-sharing agreements and the FDIC receivable represents amounts from the FDIC for which the Company has requested reimbursement but has not yet received reimbursement.
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

The following table shows a detailed analysis of the FDIC loss-sharing asset for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$3,535	$6,568
Adjustments not reflected in income:
Cash paid to the FDIC, net	184	353
FDIC reimbursable losses (recoveries), net	(206)	136
Adjustments reflected in income:
Amortization, net	(315)	(1,332)
Loan impairment	40	147
Sale of other real estate	7	144
Valuation adjustments of other real estate owned	—	18
Other	(6)	(80)
Balance at end of period	$3,239	$5,954
The following table presents information about the composition of the FDIC loss-sharing asset, the clawback liability, the non-single family and the single family covered assets as of the date indicated:

	March 31, 2017
	Columbia River Bank	American Marine Bank	Summit Bank	First Heritage Bank	Total
	(in thousands)
FDIC loss-sharing asset (liability)	$158	$1,676	$1,313	$92	$3,239
Clawback liability	$3,362	$1,275	$—	$743	$5,380
Non-single family covered assets	$50,590	$8,885	$4,788	$9,728	$73,991
Single family covered assets	$5,721	$15,319	$4,182	$1,223	$26,445

Loss-sharing expiration dates:
Non-single family	Expired	Expired	Expired	Expired
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Recovery-sharing expiration dates:
Non-single family	First Quarter 2018	First Quarter 2018	Second Quarter 2019	Second Quarter 2019
Single family	First Quarter 2020	First Quarter 2020	Second Quarter 2021	Second Quarter 2021
Clawback settlement dates	First Quarter 2020	First Quarter 2020	Third Quarter 2021	Third Quarter 2021
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

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Goodwill
Total goodwill	$382,762	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	58,598	58,598
Accumulated amortization at beginning of period	(41,886)	(35,940)
Core deposit intangible, net at beginning of period	16,712	22,658
CDI current period amortization	(1,349)	(1,583)
Total core deposit intangible, net at end of period	15,363	21,075
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	16,282	21,994
Total goodwill and other intangible assets at end of period	$399,044	$404,756
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2017 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2017	$3,564
2018	3,855
2019	2,951
2020	2,048
2021	1,440
9. Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2017 and December 31, 2016 was $336.1 million and $309.3 million, respectively. During the three months ended March 31, 2017, a mark-to-market gain of $4 thousand was recorded to “Other” noninterest expense. During the three months ended March 31, 2016, a mark-to-market loss of $8 thousand was recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$8,598	Other assets	$9,012	Other liabilities	$8,618	Other liabilities	$9,036

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
March 31, 2017	(in thousands)
Assets
Interest rate contracts	$8,598	$—	$8,598	$—	$8,598
Liabilities
Interest rate contracts	$8,618	$—	$8,618	$(8,618)	$—
Repurchase agreements	$46,914	$—	$46,914	$(46,914)	$—

December 31, 2016
Assets
Interest rate contracts	$9,012	$—	$9,012	$—	$9,012
Liabilities
Interest rate contracts	$9,036	$—	$9,036	$(9,036)	$—
Repurchase agreements	$80,822	$—	$80,822	$(80,822)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2017	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$21,914	$—	$—	$25,000	$46,914
Gross amount of recognized liabilities for repurchase agreements					46,914
Amounts related to agreements not included in offsetting disclosure					$—
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

Sale-leaseback transaction: On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The lease term is through July 2026, with monthly payments of approximately $12 thousand. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At March 31, 2017, the deferred gain was $696 thousand and is a component of "Other liabilities" in the Consolidated Balance Sheets.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2017 and December 31, 2016, the Company’s loan commitments amounted to $2.23 billion and $2.17 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $47.6 million and $49.7 million at March 31, 2017 and December 31, 2016, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $3.0 million and $3.4 million at March 31, 2017 and December 31, 2016, respectively.
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
Dividends: On January 26, 2017, the Company declared a quarterly cash dividend of $0.22 per common share payable on February 22, 2017 to shareholders of record at the close of business on February 8, 2017.
Subsequent to quarter end, on April 27, 2017, the Company declared a regular quarterly cash dividend of $0.22 per common share payable on May 24, 2017 to shareholders of record at the close of business on May 10, 2017.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2017 and 2016:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended March 31, 2017	(in thousands)
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income before reclassifications	1,702	4,604	6,306
Amounts reclassified from accumulated other comprehensive income	—	87	87
Net current-period other comprehensive income	1,702	4,691	6,393
Ending balance	$(11,002)	$(1,604)	$(12,606)
Three months ended March 31, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive income before reclassifications	18,770	—	18,770
Amounts reclassified from accumulated other comprehensive income (loss)	(238)	106	(132)
Net current-period other comprehensive income	18,532	106	18,638
Ending balance	$18,918	$(6,575)	$12,343
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2017	2016	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$—	$373	Investment securities gains, net
	—	373	Total before tax
	—	(135)	Income tax provision
	$—	$238	Net of tax

Amortization of pension plan liability
Actuarial losses	$(136)	$(167)	Compensation and employee benefits
	(136)	(167)	Total before tax
	49	61	Income tax benefit
	$(87)	$(106)	Net of tax

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2017	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,486,498	$—	$1,486,498	$—
State and municipal debt securities	487,355	—	487,355	—
U.S. government agency and government-sponsored enterprise securities	352,183	—	352,183	—
U.S. government securities	252	252	—	—
Other securities	5,071	—	5,071	—
Total securities available for sale	$2,331,359	$252	$2,331,107	$—
Other assets (Interest rate contracts)	$8,598	$—	$8,598	$—
Liabilities
Other liabilities (Interest rate contracts)	$8,618	$—	$8,618	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2016	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,465,732	$—	$1,465,732	$—
State and municipal debt securities	475,060	—	475,060	—
U.S. government agency and government-sponsored enterprise securities	331,902	—	331,902	—
U.S. government securities	800	800	—	—
Other securities	5,083	—	5,083	—
Total securities available for sale	$2,278,577	$800	$2,277,777	$—
Other assets (Interest rate contracts)	$9,012	$—	$9,012	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,036	$—	$9,036	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2017 and 2016. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral less estimated costs to sell if the loan is a collateral-dependent loan. Generally, the Company utilizes the fair market value of the collateral to measure impairment. The impairment evaluations are performed in conjunction with the allowance process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The Real Estate Appraisal Services Department (“REASD”), which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy and reasonableness.
Other real estate owned—OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance, or in the event of a write-up without previous losses charged to the allowance, a credit to earnings is recorded. Management periodically reviews OREO in an effort to ensure the property is recorded at its fair value, net of estimated costs to sell. Any fair value adjustments subsequent to acquisition are charged or credited to earnings. The initial and subsequent evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy and reasonableness.
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at March 31, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2017
		Level 1	Level 2	Level 3
	(in thousands)
OREO	$1,260	$—	$—	$1,260	$193
	$1,260	$—	$—	$1,260	$193

	Fair value at March 31, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$10,681	$—	$—	$10,681	$2,676
OREO	2,553	—	—	2,553	137
	$13,234	$—	$—	$13,234	$2,813
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

	Fair value at March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
OREO	$1,260	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value.
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values.

	Fair value at March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans	$10,681	Fair Market Value of Collateral	Adjustment to Stated Value	0% - 7% (6%)
OREO	$2,553	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value, letter of intent to purchase, or stated value (in the case of accounts receivable, inventory and equipment).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values.

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on March 31, 2017 or December 31, 2016, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on March 31, 2017 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$169,697	$169,697	$169,697	$—	$—
Interest-earning deposits with banks	13,124	13,124	13,124	—	—
Securities available for sale	2,331,359	2,331,359	252	2,331,107	—
FHLB stock	10,600	10,600	—	10,600	—
Loans held for sale	3,245	3,245	—	3,245	—
Loans	6,157,115	6,042,895	—	—	6,042,895
FDIC loss-sharing asset	3,239	921	—	—	921
Interest rate contracts	8,598	8,598	—	8,598	—
Liabilities
Deposits	$8,088,827	$8,084,550	$7,699,879	$384,671	$—
FHLB advances	15,483	16,110	—	16,110	—
Repurchase agreements	46,914	47,099	—	47,099	—
Interest rate contracts	8,618	8,618	—	8,618	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,038	$193,038	$193,038	$—	$—
Interest-earning deposits with banks	31,200	31,200	31,200	—	—
Securities available for sale	2,278,577	2,278,577	800	2,277,777	—
FHLB stock	10,240	10,240	—	10,240	—
Loans held for sale	5,846	5,846	—	5,846	—
Loans	6,143,380	6,040,439	—	—	6,040,439
FDIC loss-sharing asset	3,535	867	—	—	867
Interest rate contracts	9,012	9,012	—	9,012	—
Liabilities
Deposits	$8,059,415	$8,055,168	$7,653,122	$402,046	$—
FHLB advances	6,493	7,070	—	7,070	—
Repurchase agreements	80,822	81,131	—	81,131	—
Interest rate contracts	9,036	9,036	—	9,036	—
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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands except per share)
Basic EPS:
Net income	$29,199	$21,259
Less: Earnings allocated to participating securities:
Preferred shares	3	39
Nonvested restricted shares	397	247
Earnings allocated to common shareholders	$28,799	$20,973
Weighted average common shares outstanding	57,388	57,114
Basic earnings per common share	$0.50	$0.37
Diluted EPS:
Earnings allocated to common shareholders	$28,799	$20,973
Weighted average common shares outstanding	57,388	57,114
Dilutive effect of equity awards	6	11
Weighted average diluted common shares outstanding	57,394	57,125
Diluted earnings per common share	$0.50	$0.37
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	14	27

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited Consolidated Financial Statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2016 audited Consolidated Financial Statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.
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

•	the ability to successfully integrate Pacific Continental if the acquisition is completed, or to integrate future acquired entities;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans, including purchased credit impaired loans, on our earnings;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses (the “allowance”), business combinations and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Loan and Lease Losses,” “Business Combinations” and “Valuation and Recoverability of Goodwill” in our 2016 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2016 Annual Report on Form 10-K.
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
Earnings Summary
The Company reported net income for the first quarter of $29.2 million or $0.50 per diluted common share, compared to $21.3 million or $0.37 per diluted common share for the first quarter of 2016. Net interest income for the three months ended March 31, 2017 was $86.7 million, an increase of $6.5 million from the prior year period. The increase was a result of higher interest income on loans and taxable securities due to higher volume of such interest-earning assets as well as lower market-driven premium amortization on taxable securities. Noninterest income for the current quarter was $24.9 million, an increase of $4.2 million from the prior year period. The increase was primarily due to a $1.5 million bank owned life insurance benefit in the current quarter, higher loan fee income and a $573 thousand benefit from re-measuring to zero our estimated mortgage repurchase liability from a previous acquisition.
The provision for loan and lease losses for the first quarter of 2017 was $2.8 million compared to a provision of $5.3 million during the first quarter of 2016. The provision recorded in the first quarter of 2017 was due to the recording of a $3.1 million provision on loans, excluding PCI loans, and a $325 thousand provision recapture related to PCI loans.
Total noninterest expense for the quarter ended March 31, 2017 was $69.0 million, an increase from $65.1 million for the first quarter of 2016. The increase from the prior year period was primarily due to higher compensation and employee benefits expense and higher other noninterest expense.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2017			2016
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,198,215	$75,514	4.87%	$5,827,440	$71,298	4.89%
Taxable securities	1,861,627	10,986	2.36%	1,689,289	8,017	1.90%
Tax exempt securities (2)	448,863	4,140	3.69%	458,168	4,312	3.76%
Interest-earning deposits with banks	11,586	19	0.66%	31,048	38	0.49%
Total interest-earning assets	8,520,291	$90,659	4.26%	8,005,945	$83,665	4.18%
Other earning assets	178,091			154,336
Noninterest-earning assets	775,316			788,931
Total assets	$9,473,698			$8,949,212
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$399,306	$95	0.10%	$448,915	$144	0.13%
Savings accounts	738,631	19	0.01%	675,876	17	0.01%
Interest-bearing demand	972,560	159	0.07%	927,948	169	0.07%
Money market accounts	2,008,107	514	0.10%	1,930,575	412	0.09%
Total interest-bearing deposits	4,118,604	787	0.08%	3,983,314	742	0.07%
Federal Home Loan Bank advances	81,577	225	1.10%	50,569	124	0.98%
Other borrowings	63,479	129	0.81%	90,699	138	0.61%
Total interest-bearing liabilities	4,263,660	$1,141	0.11%	4,124,582	$1,004	0.10%
Noninterest-bearing deposits	3,836,049			3,462,379
Other noninterest-bearing liabilities	112,337			103,840
Shareholders’ equity	1,261,652			1,258,411
Total liabilities & shareholders’ equity	$9,473,698			$8,949,212
Net interest income (tax equivalent)		$89,518			$82,661
Net interest margin (tax equivalent)			4.20%			4.13%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.6 million and $1.1 million for the three month periods ended March 31, 2017 and 2016, respectively. The incremental accretion income on acquired loans was $4.1 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.4 million and $982 thousand for the three months ended March 31, 2017 and 2016, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.4 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$4,518	$(302)	$4,216
Taxable securities	877	2,092	2,969
Tax exempt securities	(87)	(85)	(172)
Interest earning deposits with banks	(29)	10	(19)
Interest income	$5,279	$1,715	$6,994
Interest Expense
Deposits:
Certificates of deposit	$(15)	$(34)	$(49)
Savings accounts	2	—	2
Interest-bearing demand	8	(18)	(10)
Money market accounts	17	85	102
Total interest on deposits	12	33	45
Federal Home Loan Bank advances	84	17	101
Other borrowings	71	(80)	(9)
Interest expense	$167	$(30)	$137
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$2,117	$1,657
Other acquired loans	1,948	3,073
Incremental accretion income	$4,065	$4,730

Net interest margin (tax equivalent)	4.20%	4.13%
Operating net interest margin (tax equivalent) (1)	4.09%	4.03%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.
Net interest income for the first quarter of 2017 was $86.7 million, up from $80.2 million for the same quarter in 2016. The increase was due to higher loan and securities volumes, as well as lower market-driven premium amortization on securities. These increases were partially offset by lower incremental accretion income on loans. As shown in the table above, incremental accretion income continued to decline which was reflective of the decrease in volume of acquired loans. Average interest-earning assets were up $514.3 million from the prior year period due to loan growth and purchases of investment securities. The Company’s net interest margin (tax equivalent) increased to 4.20% in the first quarter of 2017, from 4.13% for the prior year period. This increase was due to lower premium amortization on taxable securities. The Company’s operating net interest margin (tax equivalent) (see footnote 1 in prior table) increased to 4.09% from 4.03% also due to a combination of higher reinvestment rates and the previously mentioned lower market-driven premium amortization on taxable securities.

Provision for Loan and Lease Losses
During the first quarter of 2017, the Company recorded a $2.8 million provision expense compared with a provision expense of $5.3 million during the first quarter of 2016. The $2.8 million net provision for loan and lease losses recorded during the current quarter was driven by loans, excluding PCI loans, which was $3.1 million. Net provision recapture for PCI loans was $325 thousand. The $3.1 million provision for loans, excluding PCI loans, was due to growth in the loan portfolio and net charge-off activity. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the fourth quarter of 2016. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$7,287	$6,989	$298	4%
Card revenue	5,723	5,652	71	1%
Financial services and trust revenue	2,839	2,821	18	1%
Loan revenue	3,593	2,262	1,331	59%
Merchant processing revenue	2,019	2,102	(83)	(4)%
Bank owned life insurance	1,280	1,116	164	15%
Investment securities gains, net	—	373	(373)	(100)%
Change in FDIC loss-sharing asset	(274)	(1,103)	829	(75)%
Other	2,392	434	1,958	451%
Total noninterest income	$24,859	$20,646	$4,213	20%
Noninterest income was $24.9 million for the first quarter of 2017, compared to $20.6 million for the same period in 2016. The increase was due to higher loan fee revenue as well as higher other noninterest income. The increase in other noninterest income was due to a $1.5 million bank owned life insurance benefit in the current quarter as well as a $573 thousand benefit from re-measuring to zero our estimated mortgage repurchase liability. The repurchase liability was initially established in 2013 in connection with a prior acquisition.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$40,825	$36,319	$4,506	12%
All other noninterest expense:
Occupancy	7,191	10,173	(2,982)	(29)%
Merchant processing expense	1,049	1,033	16	2%
Advertising and promotion	817	842	(25)	(3)%
Data processing	4,208	4,146	62	1%
Legal and professional services	3,369	1,325	2,044	154%
Taxes, license and fees	1,241	1,290	(49)	(4)%
Regulatory premiums	776	1,141	(365)	(32)%
Net cost (benefit) of operation of other real estate owned	152	104	48	46%
Amortization of intangibles	1,349	1,583	(234)	(15)%
Other	8,009	7,118	891	13%
Total all other noninterest expense	28,161	28,755	(594)	(2)%
Total noninterest expense	$68,986	$65,074	$3,912	6%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$35
Occupancy	1	2,383
Advertising and promotion	6	—
Data processing	—	18
Legal and professional fees	1,311	—
Other	46	—
Total impact of acquisition-related expense to noninterest expense	$1,364	$2,436
Acquisition-related expenses by transaction:
Pacific Continental (1)	$1,364	$—
Intermountain	—	2,436
Total impact of acquisition-related expense to noninterest expense	$1,364	$2,436
__________
(1) Definitive agreements have been signed; however, completion of this transaction is pending as of the date of this filing.
Total noninterest expense for the first quarter of 2017 was $69.0 million, an increase of $3.9 million, or 6% from the prior year period. The increase was due to higher compensation and employee benefits, driven additional stock compensation expense related to the immediate vesting of certain restricted share awards, of which $834 thousand related to the passing of our former CEO, higher incentive expense in the current quarter relative to the Company’s overall financial performance and higher salary expense over the prior year period. Also contributing to the increased noninterest expense was higher other noninterest expense due to the recording of an additional $850 thousand for the allowance for unfunded commitments and letters of credit.

The following table presents selected items included in “Other” noninterest expense and the associated change from period to period:

	Three Months Ended March 31,		Increase (Decrease) Amount
	2017	2016
	(in thousands)
Postage	$554	$585	$(31)
Software support and maintenance	1,283	1,034	249
Supplies	409	455	(46)
Loan expenses	284	307	(23)
Dues and subscriptions	435	357	78
Insurance	459	475	(16)
Card expenses	657	667	(10)
Travel and entertainment	686	687	(1)
Employee expenses	396	290	106
Sponsorships and charitable contributions	596	619	(23)
Directors fees	233	192	41
Correspondent bank processing fees	132	132	—
Investor relations	36	40	(4)
Other personal property owned	(2)	(2)	—
FDIC clawback expense	(54)	209	(263)
Fraud losses	171	66	105
Miscellaneous	1,734	1,005	729
Total other noninterest expense	$8,009	$7,118	$891
Income Taxes
We recorded an income tax provision of $10.6 million for the first quarter of 2017, compared to a provision of $9.2 million for the same period in 2016, with effective tax rates of 27% for the first quarter of 2017 and 30% for the same period in 2016. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance and loans with favorable tax attributes. In addition, our effective tax rate was reduced in the current quarter due to the adoption of new share-based payment accounting (ASU 2016-09). For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and Note 2 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
FINANCIAL CONDITION
Total assets were $9.53 billion as of March 31, 2017, an increase of $17.7 million from $9.51 billion at December 31, 2016. Loan growth of $14.7 million during the current year was driven by strong loan originations. Loan production was diversified across the portfolio, but was centered in commercial business and commercial real estate loans. Securities available for sale were $2.33 billion at March 31, 2017, an increase of $52.8 million from December 31, 2016. Total liabilities were $8.25 billion as of March 31, 2017, a decrease of $6.7 million from $8.26 billion at December 31, 2016. The decrease was primarily due to decreased securities sold under agreements to repurchase, partially offset by an increase in deposits.
Investment Securities Available for Sale
At March 31, 2017, the Company held investment securities totaling $2.33 billion compared to $2.28 billion at December 31, 2016. The increase in the investment securities portfolio from year-end is due to $109.0 million in purchases and a $2.7 million decrease in net unrealized loss of securities in the portfolio, partially offset by $55.4 million in principal payments and maturities and $3.5 million in premium amortization. The average duration of our investment portfolio was approximately 3 years and 11 months at March 31, 2017. This duration takes into account calls, where appropriate, and consensus prepayment speeds.

The investment securities are used by the Company as a component of its balance sheet management strategies. From time-to-time, securities may be sold to reposition the portfolio in response to strategies developed by the Company’s asset liability management committee. In accordance with our investment strategy, management monitors market conditions with a view to realize gains on its available for sale securities portfolio when prudent.
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
At March 31, 2017, the market value of securities available for sale had a net unrealized loss of $17.8 million compared to a net unrealized loss of $20.5 million at December 31, 2016. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At March 31, 2017, the Company had $1.56 billion of investment securities with gross unrealized losses of $28.8 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,486,498	$1,465,732
State and municipal securities	487,355	475,060
U.S. government and government-sponsored enterprise securities	352,183	331,902
U.S. government securities	252	800
Other securities	5,071	5,083
Total	$2,331,359	$2,278,577
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
We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Loan and Lease Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2016 Annual Report on Form 10-K.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2017	% of Total	December 31, 2016	% of Total
	(dollars in thousands)
Commercial business	$2,559,247	41.1%	$2,551,054	41.1%
Real estate:
One-to-four family residential	172,581	2.8%	170,331	2.7%
Commercial and multifamily residential	2,783,433	44.7%	2,719,830	43.7%
Total real estate	2,956,014	47.5%	2,890,161	46.4%
Real estate construction:
One-to-four family residential	115,219	1.8%	121,887	2.0%
Commercial and multifamily residential	172,895	2.8%	209,118	3.4%
Total real estate construction	288,114	4.6%	331,005	5.4%
Consumer	318,069	5.1%	329,261	5.3%
Purchased credit impaired	138,904	2.2%	145,660	2.3%
Subtotal	6,260,348	100.5%	6,247,141	100.5%
Less: Net unearned income	(32,212)	(0.5)%	(33,718)	(0.5)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$6,228,136	100.0%	$6,213,423	100.0%
Loans held for sale	$3,245		$5,846
Total loans increased $14.7 million from year-end 2016. The loan growth from substantial new loan production during the first quarter was tempered by contractual payments and prepayments. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $32.2 million in unearned income recorded at March 31, 2017 was comprised of $18.3 million in net purchase discounts and $13.9 million in deferred loan fees. The $33.7 million in unearned income recorded at December 31, 2016 consisted of $20.2 million in net purchase discounts and $13.5 million in deferred loan fees.

The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	March 31, 2017	December 31, 2016
Acquisition:	(in thousands)
Intermountain	$6,346	$6,599
West Coast	12,246	13,957
Other	(291)	(315)
Total net discount at period end	$18,301	$20,241
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
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO and (iii) other personal property owned, if applicable.

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2017	December 31, 2016
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$10,848	$11,555
Real estate:
One-to-four family residential	450	568
Commercial and multifamily residential	10,237	11,187
Total real estate	10,687	11,755
Real estate construction:
One-to-four family residential	213	563
Total real estate construction	213	563
Consumer	3,799	3,883
Total nonaccrual loans	25,547	27,756
Other real estate owned and other personal property owned	4,519	5,998
Total nonperforming assets	$30,066	$33,754

Loans, net of unearned income	$6,228,136	$6,213,423
Total assets	$9,527,272	$9,509,607

Nonperforming loans to period end loans	0.41%	0.45%
Nonperforming assets to period end assets	0.32%	0.35%
At March 31, 2017, nonperforming assets were $30.1 million, compared to $33.8 million at December 31, 2016. Nonperforming assets decreased $3.7 million during the three months ended March 31, 2017. This decline was due to principal pay downs and charge-offs of nonaccrual loans as well as OREO sales.
Other Real Estate Owned: The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$5,998	$13,738
Transfers in	—	105
Valuation adjustments	(193)	(137)
Proceeds from sale of OREO property	(1,275)	(1,326)
Gain (loss) on sale of OREO, net	(11)	47
Balance, end of period	$4,519	$12,427
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

At March 31, 2017, our allowance was $71.0 million, or 1.14% of total loans (excluding loans held for sale). This compares with an allowance of $70.0 million, or 1.13% of total loans (excluding loans held for sale) at December 31, 2016 and an allowance of $69.3 million or 1.18% of total loans (excluding loans held for sale) at March 31, 2016.
The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$70,043	$68,172
Charge-offs:
Commercial business	(1,127)	(3,773)
One-to-four family residential	(307)	—
One-to-four family residential construction	(14)	—
Consumer	(428)	(266)
Purchased credit impaired	(1,939)	(2,866)
Total charge-offs	(3,815)	(6,905)
Recoveries:
Commercial business	365	662
One-to-four family residential	117	41
Commercial and multifamily residential	78	69
One-to-four family residential construction	29	254
Commercial and multifamily residential construction	—	1
Consumer	285	165
Purchased credit impaired	1,144	1,551
Total recoveries	2,018	2,743
Net charge-offs	(1,797)	(4,162)
Provision for loan and lease losses	2,775	5,254
Ending balance	$71,021	$69,264
Total loans, net at end of period, excluding loans held of sale	$6,228,136	$5,877,283
Allowance for loan and lease losses to period-end loans	1.14%	1.18%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	850	—
Ending balance	$3,555	$2,930

Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and term and sweep repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets and to fund continuing operations.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) increased $45.0 million from year-end 2016.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2017, CDARS® deposits and brokered money market deposits were $219.8 million, or 3% of total deposits, compared to $230.4 million at year-end 2016. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,958,106	48.9%	$3,944,495	48.9%
Interest-bearing demand	985,954	12.2%	985,293	12.2%
Money market	1,798,034	22.2%	1,791,283	22.2%
Savings	759,002	9.4%	723,667	9.0%
Certificates of deposit, less than $250,000	293,494	3.6%	304,830	3.8%
Total core deposits	7,794,590	96.3%	7,749,568	96.1%
Certificates of deposit, $250,000 or more	74,460	0.9%	79,424	1.0%
Certificates of deposit insured by CDARS®	20,994	0.3%	22,039	0.3%
Brokered money market accounts	198,768	2.5%	208,348	2.6%
Subtotal	8,088,812	100.0%	8,059,379	100.0%
Premium resulting from acquisition date fair value adjustment	15		36
Total deposits	$8,088,827		$8,059,415
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At March 31, 2017, we had FHLB advances of $15.5 million compared to $6.5 million at December 31, 2016.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2017 and December 31, 2016, we had deposit customer sweep-related repurchase agreements of $21.9 million and $55.8 million, respectively, which mature on a daily basis as well as a $25.0 million term repurchase agreement, which matures in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2017, we had commitments to extend credit of $2.28 billion compared to $2.22 billion at December 31, 2016.
Capital Resources
Shareholders’ equity at March 31, 2017 was $1.28 billion, an increase from $1.25 billion at December 31, 2016. Shareholders’ equity was 13% of total period-end assets at March 31, 2017 and December 31, 2016.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in our 2016 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of March 31, 2017, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at March 31, 2017 and December 31, 2016.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at March 31, 2017 and December 31, 2016:

	Company		Columbia Bank
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Common equity tier 1 (CET1) risk-based capital ratio	12.0318%	11.6450%	11.8563%	11.5051%
Tier 1 risk-based capital ratio	12.0318%	11.6646%	11.8563%	11.5051%
Total risk-based capital ratio	13.0398%	12.6347%	12.8650%	12.4756%
Leverage ratio	9.7863%	9.5526%	9.6438%	9.4275%
Capital conservation buffer	5.0398%	4.6347%	4.8650%	4.4756%
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

Non-GAAP Financial Measures
The Company considers operating net interest margin (tax equivalent) to be a useful measurement as it more closely reflects the ongoing operating performance of the Company. Additionally, presentation of the operating net interest margin allows readers to compare certain aspects of the Company’s net interest margin to other organizations that may not have had significant acquisitions. Despite the usefulness of the operating net interest margin (tax equivalent) to the Company, there is no standardized definition for it and, as a result, the Company’s calculations may not be comparable with other organizations. The Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$89,518	$82,661
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(2,117)	(1,657)
Incremental accretion income on other acquired loans	(1,948)	(3,073)
Premium amortization on acquired securities	1,462	2,324
Interest reversals on nonaccrual loans	265	453
Operating net interest income (tax equivalent) (1)	$87,180	$80,708
Average interest earning assets	$8,520,291	$8,005,945
Net interest margin (tax equivalent) (1)	4.20%	4.13%
Operating net interest margin (tax equivalent) (1)	4.09%	4.03%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.8 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2017, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2016. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report on Form 10-K.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
In conjunction with the 2013 acquisition of West Coast Bancorp, the Company issued 8,782 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”). On January 12, 2017, all outstanding shares of Series B Preferred Stock were converted into 102,362 shares of Company common stock. The shares of common stock were exempt form registration in reliance on Section 3(a)(9) of the Securities Act of 1933.

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2017:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
1/1/2017 - 1/31/2017	700	$40.83	—	2,900,000
2/1/2017 - 2/28/2017	48,258	40.86	—	2,900,000
3/1/2017 - 3/31/2017	961	40.33	—	2,900,000
	49,919	$40.85	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 49,919 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The repurchase plan, which was approved in 2016, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

2.1*
Agreement and Plan of Merger, dated as of January 9, 2017, by and between Columbia Banking System, Inc. and Pacific Continental Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 10, 2017)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith
* The disclosure schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Columbia agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 5, 2017	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
Executive Vice President and Interim Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2017	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2017	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1*
Agreement and Plan of Merger, dated as of January 9, 2017, by and between Columbia Banking System, Inc. and Pacific Continental Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 10, 2017)

31.1+	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith
* The disclosure schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Columbia agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.