Form 10-Q
period 2017-06-30
COLUMBIA BANKING SYSTEM INC
filed 2017-08-09
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒
The number of shares of common stock outstanding at July 31, 2017 was 58,380,971.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2017	December 31, 2016
ASSETS			(in thousands)
Cash and due from banks			$197,623	$193,038
Interest-earning deposits with banks			14,425	31,200
Total cash and cash equivalents			212,048	224,238
Securities available for sale at fair value (amortized cost of $2,272,959 and $2,299,037, respectively)			2,264,636	2,278,577
Federal Home Loan Bank stock at cost			16,360	10,240
Loans held for sale			6,918	5,846
Loans, net of unearned income of ($30,665) and ($33,718), respectively			6,423,074	6,213,423
Less: allowance for loan and lease losses			72,984	70,043
Loans, net			6,350,090	6,143,380
FDIC loss-sharing asset			—	3,535
Interest receivable			30,856	30,074
Premises and equipment, net			146,728	150,342
Other real estate owned			4,058	5,998
Goodwill			382,762	382,762
Other intangible assets, net			15,033	17,631
Other assets			255,621	256,984
Total assets			$9,685,110	$9,509,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$3,905,652	$3,944,495
Interest-bearing			4,166,812	4,114,920
Total deposits			8,072,464	8,059,415
Federal Home Loan Bank advances			159,474	6,493
Securities sold under agreements to repurchase			65,895	80,822
Other liabilities			89,963	111,865
Total liabilities			8,387,796	8,258,595
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	June 30, 2017	December 31, 2016
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	—	9	—	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,353	58,042	1,001,292	995,837
Retained earnings			302,550	271,957
Accumulated other comprehensive loss			(6,528)	(18,999)
Total shareholders’ equity			1,297,314	1,251,012
Total liabilities and shareholders’ equity			$9,685,110	$9,509,607

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands except per share amounts)
Interest Income
Loans	$75,579	$71,651	$149,699	$141,967
Taxable securities	9,468	8,829	20,454	16,846
Tax-exempt securities	2,716	2,795	5,407	5,598
Deposits in banks	23	28	42	66
Total interest income	87,786	83,303	175,602	164,477
Interest Expense
Deposits	908	787	1,695	1,529
Federal Home Loan Bank advances	591	241	816	365
Other borrowings	126	135	255	273
Total interest expense	1,625	1,163	2,766	2,167
Net Interest Income	86,161	82,140	172,836	162,310
Provision for loan and lease losses	3,177	3,640	5,952	8,894
Net interest income after provision for loan and lease losses	82,984	78,500	166,884	153,416
Noninterest Income
Deposit account and treasury management fees	7,396	7,093	14,683	14,082
Card revenue	6,202	6,051	11,925	11,703
Financial services and trust revenue	3,036	2,780	5,875	5,601
Loan revenue	2,989	2,802	6,582	5,064
Merchant processing revenue	2,264	2,272	4,283	4,374
Bank owned life insurance	1,433	1,270	2,713	2,386
Investment securities gains	—	229	—	602
Change in FDIC loss-sharing asset	(173)	(990)	(447)	(2,093)
Other	988	433	3,380	867
Total noninterest income	24,135	21,940	48,994	42,586
Noninterest Expense
Compensation and employee benefits	38,393	37,291	79,218	73,610
Occupancy	7,577	7,652	14,768	17,825
Merchant processing expense	1,147	1,118	2,196	2,151
Advertising and promotion	1,137	1,043	1,954	1,885
Data processing	4,741	3,929	8,949	8,075
Legal and professional fees	2,947	1,777	6,316	3,102
Taxes, licenses and fees	748	1,298	1,989	2,588
Regulatory premiums	741	1,068	1,517	2,209
Net cost (benefit) of operation of other real estate owned	(1)	84	151	188
Amortization of intangibles	1,249	1,483	2,598	3,066
Other	10,188	7,047	18,197	14,165
Total noninterest expense	68,867	63,790	137,853	128,864
Income before income taxes	38,252	36,650	78,025	67,138
Income tax provision	11,120	11,245	21,694	20,474
Net Income	$27,132	$25,405	$56,331	$46,664
Earnings per common share
Basic	$0.47	$0.44	$0.97	$0.80
Diluted	$0.47	$0.44	$0.97	$0.80
Dividends paid per common share	$0.22	$0.37	$0.44	$0.75
Weighted average number of common shares outstanding	57,520	57,185	57,437	57,149
Weighted average number of diluted common shares outstanding	57,525	57,195	57,442	57,160

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Net income	$27,132	$25,405
Other comprehensive income (loss), net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($3,435) and ($4,844)	6,033	8,508
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $83	—	(146)
Net unrealized gain from securities, net of reclassification adjustment	6,033	8,362
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($26) and ($61)	45	106
Pension plan liability adjustment, net	45	106
Other comprehensive income	6,078	8,468
Total comprehensive income	$33,210	$33,873

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net income	$56,331	$46,664
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($4,404) and ($15,530)	7,735	27,278
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $218	—	(384)
Net unrealized gain from securities, net of reclassification adjustment	7,735	26,894
Pension plan liability adjustment:
Reduction in unfunded defined benefit plan liability during the period, net of tax of ($2,622) and $0	4,604	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($75) and ($122)	132	212
Pension plan liability adjustment, net	4,736	212
Other comprehensive income	12,471	27,106
Total comprehensive income	$68,802	$73,770
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2017	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Net income	—	—	—	—	56,331	—	56,331
Other comprehensive income	—	—	—	—	—	12,471	12,471
Issuance of common stock - stock option and other plans	—	—	28	1,155	—	—	1,155
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	235	4,114	—	—	4,114
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Purchase and retirement of common stock	—	—	(54)	(2,215)	—	—	(2,215)
Cash dividends paid on common stock	—	—	—	—	(25,621)	—	(25,621)
Balance at June 30, 2017	—	$—	58,353	$1,001,292	$302,550	$(6,528)	$1,297,314
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	46,664	—	46,664
Other comprehensive income	—	—	—	—	—	27,106	27,106
Issuance of common stock - stock option and other plans	—	—	21	603	—	—	603
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	317	2,551	—	—	2,551
Purchase and retirement of common stock	—	—	(37)	(1,092)	—	—	(1,092)
Preferred dividends	—	—	—	—	(77)	—	(77)
Cash dividends paid on common stock	—	—	—	—	(43,404)	—	(43,404)
Balance at June 30, 2016	9	$2,217	58,025	$992,343	$259,108	$20,811	$1,274,479

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities
Net income	$56,331	$46,664
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	5,952	8,894
Stock-based compensation expense	4,114	2,551
Depreciation, amortization and accretion	13,968	18,898
Investment securities gains	—	(602)
Net realized (gain) loss on sale of premises and equipment, loans held for investment and other assets	(176)	170
Net realized loss on sale and valuation adjustments of other real estate owned	221	160
Termination of FDIC loss share agreements charge	2,409	—
Originations of loans held for sale	(65,902)	(46,705)
Proceeds from sales of loans held for sale	64,830	43,565
Net change in:
Interest receivable	(782)	(1,861)
Interest payable	35	(74)
Other assets	(5,987)	(7,818)
Other liabilities	(9,230)	9,809
Net cash provided by operating activities	65,783	73,651
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(216,541)	(298,259)
Purchases of:
Securities available for sale	(114,309)	(296,920)
Premises and equipment	(1,947)	(1,199)
Federal Home Loan Bank stock	(86,840)	(42,400)
Proceeds from:
FDIC reimbursement on loss-sharing asset	26	668
Sales of securities available for sale	—	83,410
Principal repayments and maturities of securities available for sale	131,472	123,817
Sales of premises and equipment and loans held for investment	8,133	4,631
Redemption of Federal Home Loan Bank stock	80,720	36,961
Sales of other real estate and other personal property owned	1,719	3,276
Payment to FDIC to terminate loss-sharing agreements	(4,666)	—
Payments to FDIC related to loss-sharing asset	(210)	(625)
Net cash used in investing activities	(202,443)	(386,640)
Cash Flows From Financing Activities
Net increase in deposits	13,078	234,526
Net decrease in sweep repurchase agreements	(14,927)	(10,481)
Proceeds from:
Federal Home Loan Bank advances	2,171,000	962,000
Federal Reserve Bank borrowings	10	10
Exercise of stock options	1,155	603
Payments for:
Repayment of Federal Home Loan Bank advances	(2,018,000)	(826,000)
Repayment of Federal Reserve Bank borrowings	(10)	(10)
Common stock dividends	(25,621)	(43,404)
Preferred stock dividends	—	(77)
Purchase and retirement of common stock	(2,215)	(1,092)
Net cash provided by financing activities	124,470	316,075
Increase (decrease) in cash and cash equivalents	(12,190)	3,086
Cash and cash equivalents at beginning of period	224,238	175,302
Cash and cash equivalents at end of period	$212,048	$178,388

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$2,731	$2,241
Cash paid for income tax	$22,881	$11,130
Non-cash investing and financing activities
Loans transferred to other real estate owned	$—	$311

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be anticipated for the year ending December 31, 2017. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2016 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2016 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2016 Form 10-K disclosure for the year ended December 31, 2016.

2.	Accounting Pronouncements Recently Issued
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments included in this ASU change guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the premium amortization period to the earliest call date. The amendments in ASU 2017-08 are effective for fiscal years and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company early adopted the amendments of ASU 2017-08 during the first quarter of 2017. The impact of the adoption of ASU 2017-08 to net income and opening retained earnings was not material.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in this are intended to reduce the cost and complexity of the goodwill impairment test by eliminating the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for annual or interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the amendments of ASU 2016-09 during the first quarter of 2017. Adoption of amended forfeiture guidance resulted in an opening period adjustment decreasing retained earnings $117 thousand and increasing common stock $184 thousand. Adoption of the amended excess tax benefit guidance resulted in an income tax benefit of $100 thousand for the three months ended June 30, 2017 and an income tax benefit of $1.3 million or $0.02 per diluted common share for the six months ended June 30, 2017.
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Significant implementation matters to be addressed by the Company include selecting a third-party lease accounting application, assessing the impact to its Consolidated Financial Statements and internal controls over financial reporting and documenting the new lease accounting process. See Note 17, “Commitments and Contingent Liabilities” to our 2016 Form 10-K, for more information regarding the minimum future payments related to our operating leases.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update will replace most existing revenue recognition guidance in GAAP when it becomes effective. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. The FASB subsequently issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 to provide implementation guidance and practical expedients related to ASU 2014-09. The Company’s revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,438,875	$3,478	$(18,395)	$1,423,958
State and municipal securities	476,510	9,279	(2,696)	483,093
U.S. government agency and government-sponsored enterprise securities	352,039	1,486	(1,287)	352,238
U.S. government securities	251	—	(1)	250
Other securities	5,284	70	(257)	5,097
Total	$2,272,959	$14,313	$(22,636)	$2,264,636
December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,486,690	$2,760	$(23,718)	$1,465,732
State and municipal securities	473,914	6,343	(5,197)	475,060
U.S. government agency and government-sponsored enterprise securities	332,348	1,065	(1,511)	331,902
U.S. government securities	801	—	(1)	800
Other securities	5,284	63	(264)	5,083
Total	$2,299,037	$10,231	$(30,691)	$2,278,577

The following table provides the proceeds and gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Proceeds from sales of available for sale securities	$—	$44,534	$—	$83,410

Gross realized gains	$—	$229	$—	$602
Gross realized losses	—	—	—	—
Net realized gains	$—	$229	$—	$602
The scheduled contractual maturities of investment securities available for sale at June 30, 2017 are presented as follows:

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$99,775	$99,740
Due after one year through five years	461,043	464,716
Due after five years through ten years	726,133	724,520
Due after ten years	980,724	970,563
Other securities with no stated maturity	5,284	5,097
Total investment securities available-for-sale	$2,272,959	$2,264,636

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

June 30, 2017
(in thousands)
Washington and Oregon State to secure public deposits	$244,580
Federal Reserve Bank to secure borrowings	54,877
Other securities pledged	122,932
Total securities pledged as collateral	$422,389
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$858,558	$(12,683)	$180,212	$(5,712)	$1,038,770	$(18,395)
State and municipal securities	108,038	(2,189)	13,246	(507)	121,284	(2,696)
U.S. government agency and government-sponsored enterprise securities	194,738	(1,287)	—	—	194,738	(1,287)
U.S. government securities	251	(1)	—	—	251	(1)
Other securities	2,276	(39)	2,737	(218)	5,013	(257)
Total	$1,163,861	$(16,199)	$196,195	$(6,437)	$1,360,056	$(22,636)

December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,029,116	$(18,788)	$159,046	$(4,930)	$1,188,162	$(23,718)
State and municipal securities	211,342	(5,064)	3,384	(133)	214,726	(5,197)
U.S. government agency and government-sponsored enterprise securities	218,811	(1,511)	—	—	218,811	(1,511)
U.S. government securities	251	(1)	—	—	251	(1)
Other securities	2,263	(51)	2,743	(213)	5,006	(264)
Total	$1,461,783	$(25,415)	$165,173	$(5,276)	$1,626,956	$(30,691)
At June 30, 2017, there were 172 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 54 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.
At June 30, 2017, there were 99 state and municipal government securities in an unrealized loss position, of which 11 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2017, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

At June 30, 2017, there were 22 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which none were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.
At June 30, 2017, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2017.
At June 30, 2017, there were two other securities in an unrealized loss position, of which one was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017 as it has the intent and ability to hold these investments for sufficient time to allow for recovery in the market value.
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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	June 30, 2017			December 31, 2016
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,704,468	$15,299	$2,719,767	$2,551,054	$20,185	$2,571,239
Real estate:
One-to-four family residential	173,150	14,735	187,885	170,331	17,862	188,193
Commercial and multifamily residential	2,787,560	84,385	2,871,945	2,719,830	89,231	2,809,061
Total real estate	2,960,710	99,120	3,059,830	2,890,161	107,093	2,997,254
Real estate construction:
One-to-four family residential	139,956	453	140,409	121,887	832	122,719
Commercial and multifamily residential	195,565	961	196,526	209,118	1,565	210,683
Total real estate construction	335,521	1,414	336,935	331,005	2,397	333,402
Consumer	323,187	14,020	337,207	329,261	15,985	345,246
Less: Net unearned income	(30,665)	—	(30,665)	(33,718)	—	(33,718)
Total loans, net of unearned income	6,293,221	129,853	6,423,074	6,067,763	145,660	6,213,423
Less: Allowance for loan and lease losses	(64,923)	(8,061)	(72,984)	(59,528)	(10,515)	(70,043)
Total loans, net	$6,228,298	$121,792	$6,350,090	$6,008,235	$135,145	$6,143,380
Loans held for sale	$6,918	$—	$6,918	$5,846	$—	$5,846
At June 30, 2017 and December 31, 2016, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.

The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million at both June 30, 2017 and December 31, 2016. During the first six months of 2017, there were $203 thousand in advances and $200 thousand in repayments.
At June 30, 2017 and December 31, 2016, $2.28 billion and $2.29 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $70.1 million and $54.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at June 30, 2017 and December 31, 2016, respectively.
The following is an analysis of nonaccrual loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$24,663	$38,586	$11,524	$21,503
Unsecured	84	237	31	303
Real estate:
One-to-four family residential	697	1,248	568	1,302
Commercial & multifamily residential:
Commercial land	3,198	3,503	934	922
Income property	3,411	3,741	4,005	4,247
Owner occupied	658	2,137	6,248	9,030
Real estate construction:
One-to-four family residential:
Land and acquisition	27	27	14	102
Residential construction	214	214	549	549
Consumer	3,872	4,543	3,883	4,331
Total	$36,824	$54,236	$27,756	$42,289

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of June 30, 2017 and December 31, 2016:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2017	(in thousands)
Commercial business:
Secured	$2,572,664	$5,227	$1,810	$—	$7,037	$24,663	$2,604,364
Unsecured	95,132	180	23	—	203	84	95,419
Real estate:
One-to-four family residential	169,244	965	148	—	1,113	697	171,054
Commercial & multifamily residential:
Commercial land	280,322	—	—	—	—	3,198	283,520
Income property	1,351,539	561	256	—	817	3,411	1,355,767
Owner occupied	1,126,857	2,309	943	—	3,252	658	1,130,767
Real estate construction:
One-to-four family residential:
Land and acquisition	6,022	—	—	—	—	27	6,049
Residential construction	132,953	—	—	—	—	214	133,167
Commercial & multifamily residential:
Income property	153,529	—	—	—	—	—	153,529
Owner occupied	35,416	4,050	—	—	4,050	—	39,466
Consumer	314,196	1,748	303	—	2,051	3,872	320,119
Total	$6,237,874	$15,040	$3,483	$—	$18,523	$36,824	$6,293,221

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,439,250	$806	$10	$—	$816	$11,524	$2,451,590
Unsecured	94,118	287	301	—	588	31	94,737
Real estate:
One-to-four family residential	164,416	2,448	500	—	2,948	568	167,932
Commercial & multifamily residential:
Commercial land	269,816	64	—	—	64	934	270,814
Income property	1,365,150	480	111	—	591	4,005	1,369,746
Owner occupied	1,052,078	1,652	—	—	1,652	6,248	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	—	—	—	—	14	11,556
Residential construction	109,080	—	—	—	—	549	109,629
Commercial & multifamily residential:
Income property	103,779	—	—	—	—	—	103,779
Owner occupied	103,480	—	—	—	—	—	103,480
Consumer	318,369	2,035	235	—	2,270	3,883	324,522
Total	$6,031,078	$7,772	$1,157	$—	$8,929	$27,756	$6,067,763

The following is an analysis of impaired loans as of June 30, 2017 and December 31, 2016:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2017	(in thousands)
Commercial business:
Secured	$2,580,972	$23,392	$10,275	$10,275	$3,425	$13,117	$18,238
Unsecured	95,419	—	—	—	—	—	—
Real estate:
One-to-four family residential	170,271	783	320	574	4	463	908
Commercial & multifamily residential:
Commercial land	280,721	2,799	—	—	—	2,799	2,787
Income property	1,352,109	3,658	525	530	25	3,133	3,422
Owner occupied	1,127,370	3,397	—	—	—	3,397	6,297
Real estate construction:
One-to-four family residential:
Land and acquisition	6,049	—	—	—	—	—	—
Residential construction	133,167	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	153,529	—	—	—	—	—	—
Owner occupied	39,466	—	—	—	—	—	—
Consumer	314,476	5,643	4,877	4,920	45	766	905
Total	$6,253,549	$39,672	$15,997	$16,299	$3,499	$23,675	$32,557

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,442,772	$8,818	$2,414	$2,484	$664	$6,404	$12,831
Unsecured	94,737	—	—	—	—	—	—
Real estate:
One-to-four family residential	167,403	529	435	693	12	94	291
Commercial & multifamily residential:
Commercial land	270,106	708	—	—	—	708	687
Income property	1,365,321	4,425	540	544	27	3,885	4,148
Owner occupied	1,054,564	5,414	—	—	—	5,414	8,102
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	14	14	102	1	—	—
Residential construction	109,293	336	—	—	—	336	336
Commercial & multifamily residential:
Income property	103,779	—	—	—	—	—	—
Owner occupied	103,480	—	—	—	—	—	—
Consumer	319,307	5,215	4,464	4,558	57	751	833
Total	$6,042,304	$25,459	$7,867	$8,381	$761	$17,592	$27,228

The following table provides additional information on impaired loans for the three and six month periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$15,590	$50	$12,859	$20	$13,332	$69	$10,414	$33
Real estate:
One-to-four family residential	648	21	676	(3)	608	22	879	3
Commercial & multifamily residential:
Commercial land	2,549	—	354	—	1,936	—	236	—
Income property	3,676	7	1,749	10	3,925	6	1,868	14
Owner occupied	3,453	192	5,102	—	4,107	192	5,420	—
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	206	1	5	—	293	3
Residential construction	—	—	562	—	112	—	562	—
Consumer	5,584	31	2,332	20	5,461	57	1,581	21
Total	$31,500	$301	$23,840	$48	$29,486	$346	$21,253	$74

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$1,422	$1,422	2	$293	$293
Real estate:
One-to-four family residential	1	382	382	—	—	—
Commercial and multifamily residential:
Owner occupied	—	—	—	1	30	30
Consumer	8	815	815	14	2,214	2,214
Total	11	$2,619	$2,619	17	$2,537	$2,537

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	5	$1,778	$1,778	5	$1,663	$1,663
Real estate:
One-to-four family residential	1	382	382	—	—	—
Commercial and multifamily residential:
Owner occupied	—	—	—	2	280	280
Consumer	18	2,361	2,361	18	2,711	2,711
Total	24	$4,521	$4,521	25	$4,654	$4,654
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
The Company had commitments to lend $371 thousand of additional funds on loans classified as TDR as of June 30, 2017. The Company had $508 thousand of such commitments at December 31, 2016. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three or six months ended June 30, 2017 and 2016.
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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial business	$16,608	$21,606
Real estate:
One-to-four family residential	17,242	20,643
Commercial and multifamily residential	88,398	94,795
Total real estate	105,640	115,438
Real estate construction:
One-to-four family residential	453	832
Commercial and multifamily residential	1,074	1,726
Total real estate construction	1,527	2,558
Consumer	15,527	17,649
Subtotal of PCI loans	139,302	157,251
Less:
Valuation discount resulting from acquisition accounting	9,449	11,591
Allowance for loan losses	8,061	10,515
PCI loans, net of allowance for loan losses	$121,792	$135,145
The following table shows the changes in accretable yield for PCI loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$38,444	$56,607	$45,191	$58,981
Accretion	(2,882)	(3,774)	(7,064)	(8,003)
Disposals	—	149	(158)	1,910
Reclassifications from (to) nonaccretable difference	144	(73)	(2,263)	21
Balance at end of period	$35,706	$52,909	$35,706	$52,909
5. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the six months ended June 30, 2017 and 2016.

The following tables show a detailed analysis of the allowance for the three and six months ended June 30, 2017 and 2016:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2017	(in thousands)
Commercial business:
Secured	$35,672	$(3,600)	$2,903	$4,564	$39,539	$3,425	$36,114
Unsecured	1,188	—	41	(82)	1,147	—	1,147
Real estate:
One-to-four family residential	645	(153)	223	(87)	628	4	624
Commercial & multifamily residential:
Commercial land	2,288	—	—	68	2,356	—	2,356
Income property	6,803	—	60	(9)	6,854	25	6,829
Owner occupied	6,534	—	67	(89)	6,512	—	6,512
Real estate construction:
One-to-four family residential:
Land and acquisition	509	—	27	(175)	361	—	361
Residential construction	1,109	—	31	237	1,377	—	1,377
Commercial & multifamily residential:
Income property	782	—	—	203	985	—	985
Owner occupied	1,768	—	—	(386)	1,382	—	1,382
Consumer	3,360	(465)	248	408	3,551	45	3,506
Purchased credit impaired	9,395	(1,800)	1,204	(738)	8,061	—	8,061
Unallocated	968	—	—	(737)	231	—	231
Total	$71,021	$(6,018)	$4,804	$3,177	$72,984	$3,499	$69,485
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(4,709)	$3,200	$4,998	$39,539	$3,425	$36,114
Unsecured	960	(18)	109	96	1,147	—	1,147
Real estate:
One-to-four family residential	599	(460)	340	149	628	4	624
Commercial & multifamily residential:
Commercial land	1,797	—	—	559	2,356	—	2,356
Income property	7,342	—	95	(583)	6,854	25	6,829
Owner occupied	6,439	—	110	(37)	6,512	—	6,512
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	47	12	361	—	361
Residential construction	669	—	40	668	1,377	—	1,377
Commercial & multifamily residential:
Income property	404	—	—	581	985	—	985
Owner occupied	1,192	—	—	190	1,382	—	1,382
Consumer	3,534	(893)	533	377	3,551	45	3,506
Purchased credit impaired	10,515	(3,739)	2,348	(1,063)	8,061	—	8,061
Unallocated	226	—	—	5	231	—	231
Total	$70,043	$(9,833)	$6,822	$5,952	$72,984	$3,499	$69,485

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2016	(in thousands)
Commercial business:
Secured	$32,114	$(2,900)	$728	$1,866	$31,808	$2,486	$29,322
Unsecured	1,300	(41)	25	(19)	1,265	—	1,265
Real estate:
One-to-four family residential	654	(35)	20	35	674	1	673
Commercial & multifamily residential:
Commercial land	1,262	(26)	2	184	1,422	—	1,422
Income property	7,402	—	120	524	8,046	100	7,946
Owner occupied	6,086	—	8	242	6,336	—	6,336
Real estate construction:
One-to-four family residential:
Land and acquisition	640	—	2	(55)	587	—	587
Residential construction	1,449	—	3	(76)	1,376	—	1,376
Commercial & multifamily residential:
Income property	715	—	1	188	904	—	904
Owner occupied	1,210	—	—	174	1,384	—	1,384
Consumer	3,368	(334)	201	325	3,560	118	3,442
Purchased credit impaired	13,064	(2,898)	1,524	91	11,781	—	11,781
Unallocated	—	—	—	161	161	—	161
Total	$69,264	$(6,234)	$2,634	$3,640	$69,304	$2,705	$66,599
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(6,670)	$1,339	$4,818	$31,808	$2,486	$29,322
Unsecured	1,299	(44)	76	(66)	1,265	—	1,265
Real estate:
One-to-four family residential	916	(35)	61	(268)	674	1	673
Commercial & multifamily residential:
Commercial land	1,178	(26)	2	268	1,422	—	1,422
Income property	6,616	—	181	1,249	8,046	100	7,946
Owner occupied	5,550	—	16	770	6,336	—	6,336
Real estate construction:
One-to-four family residential:
Land and acquisition	339	—	53	195	587	—	587
Residential construction	733	—	206	437	1,376	—	1,376
Commercial & multifamily residential:
Income property	388	—	2	514	904	—	904
Owner occupied	1,006	—	—	378	1,384	—	1,384
Consumer	3,531	(600)	366	263	3,560	118	3,442
Purchased credit impaired	13,726	(5,764)	3,075	744	11,781	—	11,781
Unallocated	569	—	—	(408)	161	—	161
Total	$68,172	$(13,139)	$5,377	$8,894	$69,304	$2,705	$66,599

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$3,555	$2,930	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	—	(150)	850	(150)
Balance at end of period	$3,555	$2,780	$3,555	$2,780
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,423,195	$74,148	$107,021	$—	$—	$2,604,364
Unsecured	93,716	701	1,002	—	—	95,419
Real estate:
One-to-four family residential	168,062	1,204	1,788	—	—	171,054
Commercial and multifamily residential:
Commercial land	274,000	4,761	4,759	—	—	283,520
Income property	1,328,708	8,678	18,381	—	—	1,355,767
Owner occupied	1,098,775	8,269	23,723	—	—	1,130,767
Real estate construction:
One-to-four family residential:
Land and acquisition	6,022	—	27	—	—	6,049
Residential construction	132,555	399	213	—	—	133,167
Commercial and multifamily residential:
Income property	153,529	—	—	—	—	153,529
Owner occupied	35,416	—	4,050	—	—	39,466
Consumer	311,990	2	8,127	—	—	320,119
Total	$6,025,968	$98,162	$169,091	$—	$—	6,293,221
Less:
Allowance for loan and lease losses						64,923
Loans, excluding PCI loans, net						$6,228,298

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,289,307	$65,846	$96,437	$—	$—	$2,451,590
Unsecured	93,721	800	216	—	—	94,737
Real estate:
One-to-four family residential	164,797	395	2,740	—	—	167,932
Commercial and multifamily residential:
Commercial land	263,195	3,228	4,391	—	—	270,814
Income property	1,341,978	17,902	9,866	—	—	1,369,746
Owner occupied	1,027,019	6,608	26,351	—	—	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,541	—	15	—	—	11,556
Residential construction	108,941	—	688	—	—	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	103,779
Owner occupied	98,948	88	4,444	—	—	103,480
Consumer	317,728	—	6,794	—	—	324,522
Total	$5,820,954	$94,867	$151,942	$—	$—	6,067,763
Less:
Allowance for loan and lease losses						59,528
Loans, excluding PCI loans, net						$6,008,235

The following is an analysis of the credit quality of our PCI loan portfolio as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$14,930	$87	$819	$—	$—	$15,836
Unsecured	703	—	69	—	—	772
Real estate:
One-to-four family residential	16,379	—	863	—	—	17,242
Commercial and multifamily residential:
Commercial land	10,411	—	—	—	—	10,411
Income property	26,047	—	138	—	—	26,185
Owner occupied	50,999	—	803	—	—	51,802
Real estate construction:
One-to-four family residential:
Land and acquisition	382	—	71	—	—	453
Commercial and multifamily residential:
Income property	786	—	—	—	—	786
Owner occupied	288	—	—	—	—	288
Consumer	14,998	—	529	—	—	15,527
Total	$135,923	$87	$3,292	$—	$—	139,302
Less:
Valuation discount resulting from acquisition accounting						9,449
Allowance for loan losses						8,061
PCI loans, net						$121,792

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$18,824	$92	$1,954	$—	$—	$20,870
Unsecured	736	—	—	—	—	736
Real estate:
One-to-four family residential	19,293	—	1,350	—	—	20,643
Commercial and multifamily residential:
Commercial land	7,333	—	213	—	—	7,546
Income property	31,042	—	1,678	—	—	32,720
Owner occupied	53,623	—	906	—	—	54,529
Real estate construction:
One-to-four family residential:
Land and acquisition	744	—	88	—	—	832
Commercial and multifamily residential:
Income property	1,217	—	—	—	—	1,217
Owner occupied	509	—	—	—	—	509
Consumer	17,202	—	447	—	—	17,649
Total	$150,523	$92	$6,636	$—	$—	157,251
Less:
Valuation discount resulting from acquisition accounting						11,591
Allowance for loan losses						10,515
PCI loans, net						$135,145

6. Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$4,519	$12,427	$5,998	$13,738
Transfers in	—	206	—	311
Valuation adjustments	(33)	(139)	(226)	(276)
Proceeds from sale of OREO property	(444)	(1,950)	(1,719)	(3,276)
Gain on sale of OREO, net	16	69	5	116
Balance, end of period	$4,058	$10,613	$4,058	$10,613
At June 30, 2017, there were no foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $537 thousand.
7. FDIC Loss-sharing Asset and Covered Assets
During the current quarter, we entered into an agreement with the FDIC to terminate all loss-sharing agreements ahead of their contractual maturities. These loss-sharing agreements were entered into in 2010 and 2011 in conjunction with our acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the early termination, all rights and obligations of the Company and the FDIC have been resolved and completed. The Company paid the FDIC $4.7 million as consideration for early termination. The early termination was recorded in the Company’s financial statements by removing the remaining FDIC loss-sharing asset of $3.1 million and the remaining FDIC clawback liability of $5.4 million and recording a one-time, pre-tax charge on termination of $2.4 million, recorded to “Other” noninterest expense. Prior to entering into the termination agreement, the Company had $74.0 million of non-single family covered assets and $26.4 million of single family covered assets at March 31, 2017. As a result of the termination agreement, the Company will benefit from all future recoveries, and be responsible for all future losses and expenses related to the assets previously subject to the loss-sharing agreements.
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$3,239	$5,954	$3,535	$6,568
Adjustments not reflected in income:
Cash paid to (received from) the FDIC, net	—	(396)	184	(43)
FDIC reimbursable losses (recoveries), net	57	(302)	(149)	(166)
Termination of FDIC loss-sharing agreements	(3,123)	—	(3,123)	—
Adjustments reflected in noninterest income (1):
Amortization, net	(99)	(883)	(414)	(2,215)
Loan impairment (recapture)	—	(20)	40	127
Sale of other real estate	11	(24)	18	120
Valuation adjustments of other real estate owned	—	(40)	—	(22)
Other	(85)	(23)	(91)	(103)
Balance at end of period	$—	$4,266	$—	$4,266
__________
(1) Amounts shown in the table above for adjustments reflected in noninterest income include only those adjustments recorded to the noninterest income line item “Change in FDIC loss-sharing asset” in the Consolidated Statements of Income and do not include the charge related to the termination of the FDIC loss-sharing agreements.

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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Goodwill
Total goodwill	$382,762	$382,762	$382,762	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	58,598	58,598	58,598	58,598
Accumulated amortization at beginning of period	(43,235)	(37,523)	(41,886)	(35,940)
Core deposit intangible, net at beginning of period	15,363	21,075	16,712	22,658
CDI current period amortization	(1,249)	(1,483)	(2,598)	(3,066)
Total core deposit intangible, net at end of period	14,114	19,592	14,114	19,592
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	15,033	20,511	15,033	20,511
Total goodwill and other intangible assets at end of period	$397,795	$403,273	$397,795	$403,273
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2017 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2017	$2,315
2018	3,855
2019	2,951
2020	2,048
2021	1,440
9. Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2017 and December 31, 2016 was $346.7 million and $309.3 million, respectively. During the three and six months ended June 30, 2017, mark-to-market gains of $2 thousand and $6 thousand were recorded to “Other” noninterest expense. During the three and six months ended June 30, 2016, a mark-to-market gain of $1 thousand and a loss of $7 thousand were recorded to “Other” noninterest expense.

The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$9,077	Other assets	$9,012	Other liabilities	$9,096	Other liabilities	$9,036

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
June 30, 2017	(in thousands)
Assets
Interest rate contracts	$9,077	$—	$9,077	$—	$9,077
Liabilities
Interest rate contracts	$9,096	$—	$9,096	$(9,096)	$—
Repurchase agreements	$65,895	$—	$65,895	$(65,895)	$—

December 31, 2016
Assets
Interest rate contracts	$9,012	$—	$9,012	$—	$9,012
Liabilities
Interest rate contracts	$9,036	$—	$9,036	$(9,036)	$—
Repurchase agreements	$80,822	$—	$80,822	$(80,822)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2017	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$40,895	$—	$—	$25,000	$65,895
Gross amount of recognized liabilities for repurchase agreements					65,895
Amounts related to agreements not included in offsetting disclosure					$—

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
Sale-leaseback transaction: On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The lease term is through July 2026, with monthly payments of approximately $12 thousand. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At June 30, 2017, the deferred gain was $679 thousand and is a component of "Other liabilities" in the Consolidated Balance Sheets.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At June 30, 2017 and December 31, 2016, the Company’s loan commitments amounted to $2.18 billion and $2.17 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $49.6 million and $49.7 million at June 30, 2017 and December 31, 2016, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $3.0 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively.
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
Subsequent to quarter end, on July 27, 2017, the Company declared a regular quarterly cash dividend of $0.22 per common share payable on August 23, 2017 to shareholders of record at the close of business on August 9, 2017.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

12. Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2017 and 2016:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended June 30, 2017	(in thousands)
Beginning balance	$(11,002)	$(1,604)	$(12,606)
Other comprehensive income before reclassifications	6,033	—	6,033
Amounts reclassified from accumulated other comprehensive income	—	45	45
Net current-period other comprehensive income	6,033	45	6,078
Ending balance	$(4,969)	$(1,559)	$(6,528)
Three months ended June 30, 2016
Beginning balance	$18,918	$(6,575)	$12,343
Other comprehensive income before reclassifications	8,508	—	8,508
Amounts reclassified from accumulated other comprehensive income (loss)	(146)	106	(40)
Net current-period other comprehensive income	8,362	106	8,468
Ending balance	$27,280	$(6,469)	$20,811
Six months ended June 30, 2017
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income before reclassifications	7,735	4,604	12,339
Amounts reclassified from accumulated other comprehensive income	—	132	132
Net current-period other comprehensive income	7,735	4,736	12,471
Ending balance	$(4,969)	$(1,559)	$(6,528)
Six months ended June 30, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive income before reclassifications	27,278	—	27,278
Amounts reclassified from accumulated other comprehensive income (loss)	(384)	212	(172)
Net current-period other comprehensive income	26,894	212	27,106
Ending balance	$27,280	$(6,469)	$20,811
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2017	2016	2017	2016	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$—	$229	$—	$602	Investment securities gains, net
	—	229	—	602	Total before tax
	—	(83)	—	(218)	Income tax provision
	$—	$146	$—	$384	Net of tax

Amortization of pension plan liability
Actuarial losses	$(71)	$(167)	$(207)	$(334)	Compensation and employee benefits
	(71)	(167)	(207)	(334)	Total before tax
	26	61	75	122	Income tax benefit
	$(45)	$(106)	$(132)	$(212)	Net of tax
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2017	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,423,958	$—	$1,423,958	$—
State and municipal debt securities	483,093	—	483,093	—
U.S. government agency and government-sponsored enterprise securities	352,238	—	352,238	—
U.S. government securities	250	250	—	—
Other securities	5,097	—	5,097	—
Total securities available for sale	$2,264,636	$250	$2,264,386	$—
Other assets (Interest rate contracts)	$9,077	$—	$9,077	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,096	$—	$9,096	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2016	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,465,732	$—	$1,465,732	$—
State and municipal debt securities	475,060	—	475,060	—
U.S. government agency and government-sponsored enterprise securities	331,902	—	331,902	—
U.S. government securities	800	800	—	—
Other securities	5,083	—	5,083	—
Total securities available for sale	$2,278,577	$800	$2,277,777	$—
Other assets (Interest rate contracts)	$9,012	$—	$9,012	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,036	$—	$9,036	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2017 and 2016. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at June 30, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2017	Losses During the Six Months Ended June 30, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$7,019	$—	$—	$7,019	$3,669	$3,669
OREO	105	—	—	105	33	33
	$7,124	$—	$—	$7,124	$3,702	$3,702

	Fair value at June 30, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2016	Losses During the Six Months Ended June, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$3,218	$—	$—	$3,218	$2,691	$2,691
OREO	6,338	—	—	6,338	138	233
	$9,556	$—	$—	$9,556	$2,829	$2,924
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

	Fair value at June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$7,019	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 75.00% (60.59%)
OREO	$105	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets, and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values.
(3) Collateral consists of accounts receivable, fixed assets, inventory, and real estate.

	Fair value at June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$303	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other	$2,915	Discounted Cash Flow	Discount Rate	2.99% - 10.25% (6.03%)
OREO	$6,338	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on June 30, 2017 or December 31, 2016, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on June 30, 2017 (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$197,623	$197,623	$197,623	$—	$—
Interest-earning deposits with banks	14,425	14,425	14,425	—	—
Securities available for sale	2,264,636	2,264,636	250	2,264,386	—
FHLB stock	16,360	16,360	—	16,360	—
Loans held for sale	6,918	6,918	—	6,918	—
Loans	6,350,090	6,233,490	—	—	6,233,490
Interest rate contracts	9,077	9,077	—	9,077	—
Liabilities
Deposits	$8,072,464	$8,067,980	$7,687,671	$380,309	$—
FHLB advances	159,474	160,397	—	160,397	—
Repurchase agreements	65,895	66,102	—	66,102	—
Interest rate contracts	9,096	9,096	—	9,096	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,038	$193,038	$193,038	$—	$—
Interest-earning deposits with banks	31,200	31,200	31,200	—	—
Securities available for sale	2,278,577	2,278,577	800	2,277,777	—
FHLB stock	10,240	10,240	—	10,240	—
Loans held for sale	5,846	5,846	—	5,846	—
Loans	6,143,380	6,040,439	—	—	6,040,439
FDIC loss-sharing asset	3,535	867	—	—	867
Interest rate contracts	9,012	9,012	—	9,012	—
Liabilities
Deposits	$8,059,415	$8,055,168	$7,653,122	$402,046	$—
FHLB advances	6,493	7,070	—	7,070	—
Repurchase agreements	80,822	81,131	—	81,131	—
Interest rate contracts	9,036	9,036	—	9,036	—

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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands except per share)
Basic EPS:
Net income	$27,132	$25,405	$56,331	$46,664
Less: Earnings allocated to participating securities:
Preferred shares	—	45	3	82
Nonvested restricted shares	362	343	759	578
Earnings allocated to common shareholders	$26,770	$25,017	$55,569	$46,004
Weighted average common shares outstanding	57,520	57,185	57,437	57,149
Basic earnings per common share	$0.47	$0.44	$0.97	$0.80
Diluted EPS:
Earnings allocated to common shareholders	$26,770	$25,017	$55,569	$46,004
Weighted average common shares outstanding	57,520	57,185	57,437	57,149
Dilutive effect of equity awards	5	10	5	11
Weighted average diluted common shares outstanding	57,525	57,195	57,442	57,160
Diluted earnings per common share	$0.47	$0.44	$0.97	$0.80
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	12	19	13	23

15.	Subsequent Event
In July 2017, we entered into an asset purchase agreement (the “Agreement”) with a third-party by which we transitioned our merchant services delivery from in-house to an outsourced model. The carrying amount of both assets and liabilities subject to this Agreement was zero. The sale transaction resulted in a one-time $14.0 million gain to be recognized in the third quarter of 2017. In addition to the one-time gain, prospectively Columbia will receive net monthly revenue from merchant services. If the Agreement is terminated by Columbia or the third-party during its initial ten-year term, we must pay the third-party a termination fee.

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

•	the housing/real estate markets where we operate and make loans could face challenges;

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

•
the ability to complete the proposed acquisition of Pacific Continental in a timely manner or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, or to complete future acquisitions;

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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the second quarter of $27.1 million or $0.47 per diluted common share, compared to $25.4 million or $0.44 per diluted common share for the second quarter of 2016. Net interest income for the three months ended June 30, 2017 was $86.2 million, an increase of $4.0 million from the prior year period. The increase was a result of higher interest income on loans and taxable securities due to higher volume of such interest-earning assets. Noninterest income for the current quarter was $24.1 million, an increase of $2.2 million from the prior year period. The increase was primarily due to lower expense recorded for the change in FDIC loss-sharing asset as well as a $431 thousand bank owned life insurance benefit in the current quarter, which was recorded to other noninterest income.
The provision for loan and lease losses for the second quarter of 2017 was $3.2 million compared to a provision of $3.6 million during the second quarter of 2016. The provision recorded in the second quarter of 2017 was due to the recording of a $3.9 million provision on loans, excluding PCI loans, and a $738 thousand provision recapture related to PCI loans.
Total noninterest expense for the quarter ended June 30, 2017 was $68.9 million, an increase from $63.8 million for the second quarter of 2016. The increase from the prior year period was primarily due to a $2.4 million charge recorded in the current quarter related to our early termination of FDIC loss share agreements as well as an increase of $1.0 million in acquisition-related expenses.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2017 was $172.8 million, an increase of $10.5 million from the prior year period. The increase was due to higher loan and securities volumes and lower market-driven premium amortization on securities, partially offset by lower incremental accretion income on loans. Noninterest income for the current period was $49.0 million, an increase of $6.4 million from the prior year period. The increase was due to higher other noninterest income due to a $1.9 million bank owned life insurance benefit in the current year, lower expense recorded for the change in FDIC loss-sharing asset and higher loan fee revenue.
The provision for loan and lease losses for the six months ended June 30, 2017 was $6.0 million compared to a provision of $8.9 million for the first six months of 2016. The $6.0 million provision was due to recording a provision of $7.1 million for loans, excluding PCI loans, and a provision recapture of $1.1 million related to PCI loans.
Total noninterest expense for the six months ended June 30, 2017 was $137.9 million, a 7% increase from the prior year period. The increase from the prior-year period was driven by increased compensation and employee benefits expense as well as the $2.4 million charge recorded in the current year related to our early termination of FDIC loss share agreement.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2017			2016
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,325,462	$77,030	4.87%	$5,999,428	$72,952	4.86%
Taxable securities	1,861,895	9,468	2.03%	1,801,195	8,829	1.96%
Tax exempt securities (2)	454,182	4,179	3.68%	460,817	4,300	3.73%
Interest-earning deposits with banks	10,196	23	0.90%	23,743	28	0.47%
Total interest-earning assets	8,651,735	$90,700	4.19%	8,285,183	$86,109	4.16%
Other earning assets	173,044			154,843
Noninterest-earning assets	772,495			790,765
Total assets	$9,597,274			$9,230,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$386,361	$95	0.10%	$428,279	$140	0.13%
Savings accounts	755,253	19	0.01%	692,179	18	0.01%
Interest-bearing demand	983,936	192	0.08%	949,669	183	0.08%
Money market accounts	1,997,585	602	0.12%	1,956,257	446	0.09%
Total interest-bearing deposits	4,123,135	908	0.09%	4,026,384	787	0.08%
Federal Home Loan Bank advances	195,369	591	1.21%	161,637	241	0.60%
Other borrowings	48,712	126	1.03%	76,771	135	0.70%
Total interest-bearing liabilities	4,367,216	$1,625	0.15%	4,264,792	$1,163	0.11%
Noninterest-bearing deposits	3,842,733			3,595,882
Other noninterest-bearing liabilities	91,761			102,447
Shareholders’ equity	1,295,564			1,267,670
Total liabilities & shareholders’ equity	$9,597,274			$9,230,791
Net interest income (tax equivalent)		$89,075			$84,946
Net interest margin (tax equivalent)			4.12%			4.10%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.8 million and $1.2 million for the three month periods ended June 30, 2017 and 2016, respectively. The incremental accretion income on acquired loans was $3.1 million and $4.4 million for the three months ended June 30, 2017 and 2016, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.5 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and for the three months ended June 30, 2017 and 2016.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2017			2016
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,262,190	$152,544	4.87%	$5,913,434	$144,250	4.88%
Taxable securities	1,861,762	20,454	2.20%	1,745,242	16,846	1.93%
Tax exempt securities (2)	451,537	8,319	3.68%	459,492	8,612	3.75%
Interest-earning deposits with banks	10,887	42	0.77%	27,396	66	0.48%
Total interest-earning assets	8,586,376	$181,359	4.22%	8,145,564	$169,774	4.17%
Other earning assets	175,554			154,589
Noninterest-earning assets	773,897			789,848
Total assets	$9,535,827			$9,090,001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$392,798	$190	0.10%	$438,597	$284	0.13%
Savings accounts	746,988	38	0.01%	684,027	35	0.01%
Interest-bearing demand	978,279	351	0.07%	938,809	352	0.07%
Money market accounts	2,002,817	1,116	0.11%	1,943,416	858	0.09%
Total interest-bearing deposits	4,120,882	1,695	0.08%	4,004,849	1,529	0.08%
Federal Home Loan Bank advances	138,787	816	1.18%	106,103	365	0.69%
Other borrowings	56,055	255	0.91%	83,735	273	0.65%
Total interest-bearing liabilities	4,315,724	$2,766	0.13%	4,194,687	$2,167	0.10%
Noninterest-bearing deposits	3,839,410			3,529,131
Other noninterest-bearing liabilities	101,991			103,143
Shareholders’ equity	1,278,702			1,263,040
Total liabilities & shareholders’ equity	$9,535,827			$9,090,001
Net interest income (tax equivalent)		$178,593			$167,607
Net interest margin (tax equivalent)			4.16%			4.12%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $3.4 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. The incremental accretion income on acquired loans was $7.2 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.8 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.9 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$3,970	$108	$4,078
Taxable securities	303	336	639
Tax exempt securities	(61)	(60)	(121)
Interest earning deposits with banks	(22)	17	(5)
Interest income	$4,190	$401	$4,591
Interest Expense
Deposits:
Certificates of deposit	$(13)	$(32)	$(45)
Savings accounts	1	—	1
Interest-bearing demand	6	3	9
Money market accounts	11	145	156
Total interest on deposits	5	116	121
Federal Home Loan Bank advances	59	291	350
Other borrowings	28	(37)	(9)
Interest expense	$92	$370	$462
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

	Six Months Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$8,496	$(202)	$8,294
Taxable securities	1,175	2,433	3,608
Tax exempt securities	(148)	(145)	(293)
Interest earning deposits with banks	(51)	27	(24)
Interest income	$9,472	$2,113	$11,585
Interest Expense
Deposits:
Certificates of deposit	$(27)	$(67)	$(94)
Savings accounts	3	—	3
Interest-bearing demand	14	(15)	(1)
Money market accounts	27	231	258
Total interest on deposits	17	149	166
Federal Home Loan Bank advances	137	314	451
Other borrowings	83	(101)	(18)
Interest expense	$237	$362	$599

The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$753	$1,300	$2,870	$2,957
Other acquired loans	2,356	3,074	4,304	6,147
Incremental accretion income	$3,109	$4,374	$7,174	$9,104

Net interest margin (tax equivalent)	4.12%	4.10%	4.16%	4.12%
Operating net interest margin (tax equivalent) (1)	4.09%	4.00%	4.09%	4.01%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.
Comparison of current quarter to prior year period
Net interest income for the second quarter of 2017 was $86.2 million, up from $82.1 million for the same quarter in 2016. The increase was primarily due to higher loan and security volumes, partially offset by lower incremental accretion income on loans. As shown in the table above, incremental accretion income continued to decline which was reflective of the decrease in volume of acquired loans. Average interest-earning assets were up $366.6 million from the prior year period due to loan growth and purchases of investment securities. The Company’s net interest margin (tax equivalent) increased to 4.12% in the second quarter of 2017, from 4.10% for the prior year period. This increase was due to higher loan and security volumes, partially offset by lower incremental accretion. The Company’s operating net interest margin (tax equivalent) (see footnote 1 in prior table) increased to 4.09% from 4.00% due to higher loan and security volumes.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2017 was $172.8 million, an increase of 6% from $162.3 million for the prior year period. The increase in net interest income was due to higher loan and securities volumes and lower market-driven premium amortization on securities, partially offset by lower incremental accretion income on loans. The Company’s net interest margin (tax equivalent) increased to 4.16% for the first six months of 2017, from 4.12% for the prior year period. The increase in the Company’s net interest margin (tax equivalent) was primarily due to lower premium amortization on taxable securities, partially offset by lower accretion income on acquired loans. As shown in the table above, the Company recorded $7.2 million in total incremental accretion during the six months ended June 30, 2017, a decrease of $1.9 million from the prior year period. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2017 increased to 4.09% from 4.01% due to lower premium amortization on taxable securities (see footnote 1 in prior table).
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the second quarter of 2017, the Company recorded a $3.2 million provision expense compared to $3.6 million during the second quarter of 2016. The $3.2 million net provision for loan and lease losses recorded during the current quarter was driven by loans, excluding PCI loans, which was $3.9 million. Net provision recapture for PCI loans was $738 thousand. The $3.9 million provision for loans, excluding PCI loans, was due to growth in the loan portfolio and net charge-off activity. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the first quarter of 2017. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2017 was $6.0 million compared to $8.9 million during the same period in 2016. The $6.0 million provision expense for loans recorded for the current year-to-date period included a provision of $7.1 million for loans, excluding PCI loans and a provision recapture of $1.1 million related to PCI loans. The provision of $7.1 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. The $1.1 million in provision recapture for PCI loans was primarily due to the increase in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2016, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$7,396	$7,093	$303	4%	$14,683	$14,082	$601	4%
Card revenue	6,202	6,051	151	2%	11,925	11,703	222	2%
Financial services and trust revenue	3,036	2,780	256	9%	5,875	5,601	274	5%
Loan revenue	2,989	2,802	187	7%	6,582	5,064	1,518	30%
Merchant processing revenue	2,264	2,272	(8)	—%	4,283	4,374	(91)	(2)%
Bank owned life insurance	1,433	1,270	163	13%	2,713	2,386	327	14%
Investment securities gains, net	—	229	(229)	(100)%	—	602	(602)	(100)%
Change in FDIC loss-sharing asset	(173)	(990)	817	(83)%	(447)	(2,093)	1,646	(79)%
Other	988	433	555	128%	3,380	867	2,513	290%
Total noninterest income	$24,135	$21,940	$2,195	10%	$48,994	$42,586	$6,408	15%
Comparison of current quarter to prior year period
Noninterest income was $24.1 million for the second quarter of 2017, compared to $21.9 million for the same period in 2016. The increase was driven by lower expense recorded for the change in FDIC loss-sharing asset as well as higher other noninterest income. The lower expense recorded for the change in FDIC loss-sharing asset was due to lower amortization expense in the current quarter due to the termination of the FDIC loss-sharing agreements. For additional information on our FDIC loss-sharing agreements, see Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report. The increase in other noninterest income was due to a $431 thousand bank owned life insurance benefit in the current quarter.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2017, noninterest income was $49.0 million compared to $42.6 million for the same period in 2016. The increase was due to higher other noninterest income, lower expense recorded for the change in FDIC loss-sharing asset and higher loan fee revenue. The increase in other noninterest income was driven by a $1.9 million bank owned life insurance benefit in the current year as well as a $573 thousand benefit from re-measuring to zero our estimated mortgage repurchase liability. The mortgage repurchase liability was initially established in 2013 in connection with a prior acquisition. The lower expense recorded for the change in FDIC loss-sharing asset was due to lower amortization expense in the current year. For additional information on our FDIC loss-sharing agreements, see Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$38,393	$37,291	$1,102	3%	$79,218	$73,610	$5,608	8%
All other noninterest expense:
Occupancy	7,577	7,652	(75)	(1)%	14,768	17,825	(3,057)	(17)%
Merchant processing expense	1,147	1,118	29	3%	2,196	2,151	45	2%
Advertising and promotion	1,137	1,043	94	9%	1,954	1,885	69	4%
Data processing	4,741	3,929	812	21%	8,949	8,075	874	11%
Legal and professional services	2,947	1,777	1,170	66%	6,316	3,102	3,214	104%
Taxes, license and fees	748	1,298	(550)	(42)%	1,989	2,588	(599)	(23)%
Regulatory premiums	741	1,068	(327)	(31)%	1,517	2,209	(692)	(31)%
Net cost (benefit) of operation of other real estate owned	(1)	84	(85)	(101)%	151	188	(37)	(20)%
Amortization of intangibles	1,249	1,483	(234)	(16)%	2,598	3,066	(468)	(15)%
Other	10,188	7,047	3,141	45%	18,197	14,165	4,032	28%
Total all other noninterest expense	30,474	26,499	3,975	15%	58,635	55,254	3,381	6%
Total noninterest expense	$68,867	$63,790	$5,077	8%	$137,853	$128,864	$8,989	7%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$—	$—	$35
Occupancy	351	—	352	2,383
Advertising and promotion	11	—	17	—
Data processing	473	—	473	18
Legal and professional fees	119	—	1,430	—
Taxes, licenses and fees	3	—	3	—
Other	66	—	112	—
Total impact of acquisition-related expense to noninterest expense	$1,023	$—	$2,387	$2,436
Acquisition-related expenses by transaction:
Pacific Continental (1)	$1,023	$—	$2,387	$—
Intermountain	—	—	—	2,436
Total impact of acquisition-related expense to noninterest expense	$1,023	$—	$2,387	$2,436
__________
(1) Definitive agreements have been signed; however, completion of this transaction is pending as of the date of this filing.

Comparison of current quarter to prior year period
Total noninterest expense for the second quarter of 2017 was $68.9 million, an increase of $5.1 million, or 8% from the prior year period. The increase was due to higher other noninterest expense, driven by the $2.4 million charge related to the FDIC loss share agreement termination as well as $1.0 million in acquisition-related expense in the current quarter. In addition, legal and professional fees were higher due to costs from both our investment in a customer relationship management application and the search for a permanent Chief Executive Officer.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2017, noninterest expense was $137.9 million, an increase of $9.0 million, or 7% from $128.9 million a year earlier. In addition to the previously noted $2.4 million charge related to our FDIC loss share agreement termination, the increase from the prior year period was driven by higher compensation and employee benefits due to recognizing additional incentive expense from solid loan production, deposit growth and financial performance as well as higher stock compensation expense. The increase in stock compensation expense related to the immediate vesting of certain restricted share awards. In addition, legal and professional fees were higher due to costs from both our investment in a customer relationship management application and the search for a permanent Chief Executive Officer. Also contributing to the increased noninterest expense was higher miscellaneous other noninterest expense due to the recording of an additional $850 thousand for the allowance for unfunded commitments and letters of credit in the current year compared to a provision recapture of $150 thousand in the prior year period.
The following table presents selected items included in “Other” noninterest expense and the associated change from period to period:

	Three Months Ended June 30,		Increase (Decrease) Amount	Six Months Ended June 30,		Increase (Decrease) Amount
	2017	2016		2017	2016
	(in thousands)
Postage	$506	$546	$(40)	$1,060	$1,131	$(71)
Software support and maintenance	1,288	1,235	53	2,571	2,269	302
Supplies	511	256	255	920	711	209
Loan expenses	299	383	(84)	583	690	(107)
Dues and subscriptions	370	260	110	805	617	188
Insurance	452	482	(30)	911	957	(46)
Card expenses	691	703	(12)	1,348	1,370	(22)
Travel and entertainment	857	929	(72)	1,543	1,616	(73)
Employee expenses	343	365	(22)	739	655	84
Sponsorships and charitable contributions	666	525	141	1,262	1,144	118
Directors fees	328	189	139	561	381	180
Correspondent bank processing fees	136	143	(7)	268	275	(7)
Investor relations	150	124	26	186	164	22
Other personal property owned	—	—	—	(2)	(2)	—
FDIC clawback expense (recovery)	—	70	(70)	(54)	279	(333)
Fraud losses	371	101	270	542	167	375
Termination of FDIC loss share agreements charge	2,409	—	2,409	2,409	—	2,409
Miscellaneous	811	736	75	2,545	1,741	804
Total other noninterest expense	$10,188	$7,047	$3,141	$18,197	$14,165	$4,032

Income Taxes
We recorded an income tax provision of $11.1 million for the second quarter of 2017, compared to a provision of $11.2 million for the same period in 2016, with effective tax rates of 29% for the second quarter of 2017 and 31% for the same period in 2016. For the six months ended June 30, 2017 and 2016, we recorded income tax provisions of $21.7 million and $20.5 million, respectively, with effective tax rates of 28% for the current year and 30% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance and loans with favorable tax attributes. In addition, our effective tax rate was reduced in the current year due to the adoption of new share-based payment accounting (ASU 2016-09). For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and Note 2 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
FINANCIAL CONDITION
Total assets were $9.69 billion at June 30, 2017, an increase of $175.5 million from $9.51 billion at December 31, 2016. Loan growth of $209.7 million during the current year was driven by strong loan originations. Securities available for sale were $2.26 billion at June 30, 2017, a decrease of $13.9 million from December 31, 2016. Total liabilities were $8.39 billion as of June 30, 2017, an increase of $129.2 million from $8.26 billion at December 31, 2016. The increase was primarily due to additional Federal Home Loan Bank advances driven by our loan growth.
Investment Securities Available for Sale
At June 30, 2017, the Company held investment securities totaling $2.26 billion compared to $2.28 billion at December 31, 2016. The decrease in the investment securities portfolio from year-end is due to $131.5 million in principal payments and maturities and $8.9 million in premium amortization offset by $114.3 million in purchases and a $12.1 million decrease in net unrealized loss of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 5 months at June 30, 2017. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At June 30, 2017, the market value of securities available for sale had a net unrealized loss of $8.3 million compared to a net unrealized loss of $20.5 million at December 31, 2016. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At June 30, 2017, the Company had $1.36 billion of investment securities with gross unrealized losses of $22.6 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,423,958	$1,465,732
State and municipal securities	483,093	475,060
U.S. government and government-sponsored enterprise securities	352,238	331,902
U.S. government securities	250	800
Other securities	5,097	5,083
Total	$2,264,636	$2,278,577
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2017	% of Total	December 31, 2016	% of Total
	(dollars in thousands)
Commercial business	$2,704,468	42.1%	$2,551,054	41.1%
Real estate:
One-to-four family residential	173,150	2.7%	170,331	2.7%
Commercial and multifamily residential	2,787,560	43.5%	2,719,830	43.7%
Total real estate	2,960,710	46.2%	2,890,161	46.4%
Real estate construction:
One-to-four family residential	139,956	2.2%	121,887	2.0%
Commercial and multifamily residential	195,565	3.0%	209,118	3.4%
Total real estate construction	335,521	5.2%	331,005	5.4%
Consumer	323,187	5.0%	329,261	5.3%
Purchased credit impaired	129,853	2.0%	145,660	2.3%
Subtotal	6,453,739	100.5%	6,247,141	100.5%
Less: Net unearned income	(30,665)	(0.5)%	(33,718)	(0.5)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$6,423,074	100.0%	$6,213,423	100.0%
Loans held for sale	$6,918		$5,846
Total loans increased $209.7 million from year-end 2016. The increase in loans was the result of strong loan originations and increases in line utilization during the first six months of the year, partially offset by contractual payments and prepayments. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $30.7 million in unearned income recorded at June 30, 2017 was comprised of $15.8 million in net purchase discounts and $14.9 million in deferred loan fees. The $33.7 million in unearned income recorded at December 31, 2016 consisted of $20.2 million in net purchase discounts and $13.5 million in deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	June 30, 2017	December 31, 2016
Acquisition:	(in thousands)
Intermountain	$5,221	$6,599
West Coast	10,845	13,957
Other	(234)	(315)
Total net discount at period end	$15,832	$20,241
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2017	December 31, 2016
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$24,747	$11,555
Real estate:
One-to-four family residential	697	568
Commercial and multifamily residential	7,267	11,187
Total real estate	7,964	11,755
Real estate construction:
One-to-four family residential	241	563
Total real estate construction	241	563
Consumer	3,872	3,883
Total nonaccrual loans	36,824	27,756
Other real estate owned and other personal property owned	4,058	5,998
Total nonperforming assets	$40,882	$33,754

Loans, net of unearned income	$6,423,074	$6,213,423
Total assets	$9,685,110	$9,509,607

Nonperforming loans to period end loans	0.57%	0.45%
Nonperforming assets to period end assets	0.42%	0.35%

At June 30, 2017, nonperforming assets were $40.9 million, compared to $33.8 million at December 31, 2016. Nonperforming assets increased $7.1 million during the six months ended June 30, 2017. This increase was due to a $9.1 million increase in nonaccrual loans, partially offset by a decrease in OREO.
Other Real Estate Owned: The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$4,519	$12,427	$5,998	$13,738
Transfers in	—	206	—	311
Valuation adjustments	(33)	(139)	(226)	(276)
Proceeds from sale of OREO property	(444)	(1,950)	(1,719)	(3,276)
Gain on sale of OREO, net	16	69	5	116
Balance, end of period	$4,058	$10,613	$4,058	$10,613
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
At June 30, 2017, our allowance was $73.0 million, or 1.14% of total loans (excluding loans held for sale). This compares with an allowance of $70.0 million, or 1.13% of total loans (excluding loans held for sale) at December 31, 2016 and an allowance of $69.3 million or 1.13% of total loans (excluding loans held for sale) at June 30, 2016.

The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$71,021	$69,264	$70,043	$68,172
Charge-offs:
Commercial business	(3,600)	(2,941)	(4,727)	(6,714)
One-to-four family residential	(153)	(35)	(460)	(35)
Commercial and multifamily residential	—	(26)	—	(26)
One-to-four family residential construction	—	—	(14)	—
Commercial and multifamily residential construction	—	—	—	—
Consumer	(465)	(334)	(893)	(600)
Purchased credit impaired	(1,800)	(2,898)	(3,739)	(5,764)
Total charge-offs	(6,018)	(6,234)	(9,833)	(13,139)
Recoveries:
Commercial business	2,944	753	3,309	1,415
One-to-four family residential	223	20	340	61
Commercial and multifamily residential	127	130	205	199
One-to-four family residential construction	58	5	87	259
Commercial and multifamily residential construction	—	1	—	2
Consumer	248	201	533	366
Purchased credit impaired	1,204	1,524	2,348	3,075
Total recoveries	4,804	2,634	6,822	5,377
Net charge-offs	(1,214)	(3,600)	(3,011)	(7,762)
Provision for loan and lease losses	3,177	3,640	5,952	8,894
Ending balance	$72,984	$69,304	$72,984	$69,304
Total loans, net at end of period, excluding loans held of sale	$6,423,074	$6,107,143	$6,423,074	$6,107,143
Allowance for loan and lease losses to period-end loans	1.14%	1.13%	1.14%	1.13%
Allowance for unfunded commitments and letters of credit
Beginning balance	$3,555	$2,930	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	—	(150)	850	(150)
Ending balance	$3,555	$2,780	$3,555	$2,780

FDIC Loss-sharing Asset
During the current quarter, the Bank entered into an agreement with the FDIC to terminate all loss-sharing agreements ahead of their contractual maturities. These loss-sharing agreements were entered into in 2010 and 2011 in conjunction with our acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the early termination, all rights and obligations of the Company and the FDIC have been resolved and completed. For additional information on the early termination of the FDIC loss-sharing agreements, see Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) decreased $27.8 million from year-end 2016.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2017, CDARS® deposits and brokered money market deposits were $268.8 million, or 3% of total deposits, compared to $230.4 million at year-end 2016. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$3,905,652	48.4%	$3,944,495	48.9%
Interest-bearing demand	988,532	12.2%	985,293	12.2%
Money market	1,787,101	22.1%	1,791,283	22.2%
Savings	756,825	9.4%	723,667	9.0%
Certificates of deposit, less than $250,000	283,656	3.5%	304,830	3.8%
Total core deposits	7,721,766	95.6%	7,749,568	96.1%
Certificates of deposit, $250,000 or more	81,861	1.0%	79,424	1.0%
Certificates of deposit insured by CDARS®	19,276	0.2%	22,039	0.3%
Brokered money market accounts	249,554	3.2%	208,348	2.6%
Subtotal	8,072,457	100.0%	8,059,379	100.0%
Premium resulting from acquisition date fair value adjustment	7		36
Total deposits	$8,072,464		$8,059,415
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At June 30, 2017, we had FHLB advances of $159.5 million compared to $6.5 million at December 31, 2016.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2017 and December 31, 2016, we had deposit customer sweep-related repurchase agreements of $40.9 million and $55.8 million, respectively, which mature on a daily basis as well as a $25.0 million term repurchase agreement, which matures in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2017, we had commitments to extend credit of $2.23 billion compared to $2.22 billion at December 31, 2016.
Capital Resources
Shareholders’ equity at June 30, 2017 was $1.30 billion, an increase from $1.25 billion at December 31, 2016. Shareholders’ equity was 13% of total period-end assets at June 30, 2017 and December 31, 2016.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in our 2016 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of June 30, 2017, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at June 30, 2017 and December 31, 2016.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at June 30, 2017 and December 31, 2016:

	Company		Columbia Bank
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Common equity tier 1 (CET1) risk-based capital ratio	11.9539%	11.6450%	11.7836%	11.5051%
Tier 1 risk-based capital ratio	11.9539%	11.6646%	11.7836%	11.5051%
Total risk-based capital ratio	12.9626%	12.6347%	12.7930%	12.4756%
Leverage ratio	9.8518%	9.5526%	9.7129%	9.4275%
Capital conservation buffer	4.9626%	4.6347%	4.7930%	4.4756%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$89,075	$84,946	$178,593	$167,607
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(753)	(1,300)	(2,870)	(2,957)
Incremental accretion income on other acquired loans	(2,356)	(3,074)	(4,304)	(6,147)
Premium amortization on acquired securities	1,669	2,075	3,131	4,399
Interest reversals on nonaccrual loans	747	107	1,012	560
Operating net interest income (tax equivalent) (1)	$88,382	$82,754	$175,562	$163,462
Average interest earning assets	$8,651,735	$8,285,183	$8,586,376	$8,145,564
Net interest margin (tax equivalent) (1)	4.12%	4.10%	4.16%	4.12%
Operating net interest margin (tax equivalent) (1)	4.09%	4.00%	4.09%	4.01%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.9 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and an addition to net interest income of $5.8 million and $5.3 million for the six months ended June 30, 2017 and 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2017, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2016. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2017:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2017 - 4/30/2017	1,038	$38.71	—	2,900,000
5/1/2017 - 5/31/2017	3,101	39.44	—	2,900,000
6/1/2017 - 6/30/2017	336	38.42	—	2,900,000
	4,475	$39.19	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 4,475 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The repurchase plan, which was approved in 2016, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1*	Employment Agreement dated June 28, 2017, by and between Columbia State Bank, Columbia Banking System, Inc. and Hadley S. Robbins (1)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 29, 2017
* Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 8, 2017	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2017	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2017	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)