Form 10-Q
period 2017-09-30
COLUMBIA BANKING SYSTEM INC
filed 2017-11-08
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.

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
Yes ☐  No  ☒
The number of shares of common stock outstanding at October 31, 2017 was 58,373,165.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2017	December 31, 2016
ASSETS			(in thousands)
Cash and due from banks			$186,116	$193,038
Interest-earning deposits with banks			136,578	31,200
Total cash and cash equivalents			322,694	224,238
Securities available for sale at fair value (amortized cost of $2,215,335 and $2,299,037, respectively)			2,207,873	2,278,577
Federal Home Loan Bank stock at cost			10,240	10,240
Loans held for sale			7,802	5,846
Loans, net of unearned income of ($29,229) and ($33,718), respectively			6,512,006	6,213,423
Less: allowance for loan and lease losses			71,616	70,043
Loans, net			6,440,390	6,143,380
FDIC loss-sharing asset			—	3,535
Interest receivable			36,163	30,074
Premises and equipment, net			143,351	150,342
Other real estate owned			3,682	5,998
Goodwill			382,762	382,762
Other intangible assets, net			13,845	17,631
Other assets			245,776	256,984
Total assets			$9,814,578	$9,509,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$4,119,950	$3,944,495
Interest-bearing			4,221,767	4,114,920
Total deposits			8,341,717	8,059,415
Federal Home Loan Bank advances			6,465	6,493
Securities sold under agreements to repurchase			40,933	80,822
Other liabilities			97,035	111,865
Total liabilities			8,486,150	8,258,595
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	September 30, 2017	December 31, 2016
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	—	9	—	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	58,376	58,042	1,003,887	995,837
Retained earnings			330,474	271,957
Accumulated other comprehensive loss			(5,933)	(18,999)
Total shareholders’ equity			1,328,428	1,251,012
Total liabilities and shareholders’ equity			$9,814,578	$9,509,607

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands except per share amounts)
Interest Income
Loans	$78,641	$74,956	$228,340	$216,923
Taxable securities	8,718	8,988	29,172	25,834
Tax-exempt securities	2,718	2,799	8,125	8,397
Deposits in banks	226	15	268	81
Total interest income	90,303	86,758	265,905	251,235
Interest Expense
Deposits	1,083	823	2,778	2,352
Federal Home Loan Bank advances	163	229	979	594
Other borrowings	128	134	383	407
Total interest expense	1,374	1,186	4,140	3,353
Net Interest Income	88,929	85,572	261,765	247,882
Provision (recapture) for loan and lease losses	(648)	1,866	5,304	10,760
Net interest income after provision (recapture) for loan and lease losses	89,577	83,706	256,461	237,122
Noninterest Income
Deposit account and treasury management fees	7,685	7,222	22,368	21,304
Card revenue	6,735	6,114	18,660	17,817
Financial services and trust revenue	2,645	2,746	8,520	8,347
Loan revenue	3,154	2,949	9,736	8,013
Merchant processing revenue	—	2,352	4,283	6,726
Bank owned life insurance	1,290	1,073	4,003	3,459
Investment securities gains	—	572	—	1,174
Change in FDIC loss-sharing asset	—	(104)	(447)	(2,197)
Gain on sale of merchant card services portfolio	14,000	—	14,000	—
Other	1,558	242	4,938	1,109
Total noninterest income	37,067	23,166	86,061	65,752
Noninterest Expense
Compensation and employee benefits	39,983	38,476	119,201	112,086
Occupancy	8,085	8,219	22,853	26,044
Merchant processing expense	—	1,161	2,196	3,312
Advertising and promotion	969	1,993	2,923	3,878
Data processing	4,122	4,275	13,071	12,350
Legal and professional fees	2,880	2,264	9,196	5,366
Taxes, licenses and fees	1,505	1,491	3,494	4,079
Regulatory premiums	782	776	2,299	2,985
Net cost (benefit) of operation of other real estate owned	271	(249)	422	(61)
Amortization of intangibles	1,188	1,460	3,786	4,526
Other	7,752	7,398	25,949	21,563
Total noninterest expense	67,537	67,264	205,390	196,128
Income before income taxes	59,107	39,608	137,132	106,746
Income tax provision	18,338	12,124	40,032	32,598
Net Income	$40,769	$27,484	$97,100	$74,148
Earnings per common share
Basic	$0.70	$0.47	$1.67	$1.28
Diluted	$0.70	$0.47	$1.67	$1.28
Dividends paid per common share	$0.22	$0.39	$0.66	$1.14
Weighted average number of common shares outstanding	57,566	57,215	57,459	57,173
Weighted average number of diluted common shares outstanding	57,571	57,225	57,465	57,183

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
	(in thousands)
Net income	$40,769	$27,484
Other comprehensive income (loss), net of tax:
Unrealized gain from securities:
Net unrealized holding gain (loss) from available for sale securities arising during the period, net of tax of ($312) and $2,305	549	(4,049)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $208	—	(364)
Net unrealized gain (loss) from securities, net of reclassification adjustment	549	(4,413)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($26) and ($60)	46	107
Pension plan liability adjustment, net	46	107
Other comprehensive income (loss)	595	(4,306)
Total comprehensive income	$41,364	$23,178

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net income	$97,100	$74,148
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain from available for sale securities arising during the period, net of tax of ($4,716) and ($13,225)	8,284	23,229
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $426	—	(748)
Net unrealized gain from securities, net of reclassification adjustment	8,284	22,481
Pension plan liability adjustment:
Reduction in unfunded defined benefit plan liability during the period, net of tax of ($2,622) and $0	4,604	—
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($101) and ($182)	178	319
Pension plan liability adjustment, net	4,782	319
Other comprehensive income	13,066	22,800
Total comprehensive income	$110,166	$96,948
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2017	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Net income	—	—	—	—	97,100	—	97,100
Other comprehensive income	—	—	—	—	—	13,066	13,066
Issuance of common stock - stock option and other plans	—	—	49	1,980	—	—	1,980
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	238	5,915	—	—	5,915
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Purchase and retirement of common stock	—	—	(55)	(2,246)	—	—	(2,246)
Cash dividends paid on common stock	—	—	—	—	(38,466)	—	(38,466)
Balance at September 30, 2017	—	$—	58,376	$1,003,887	$330,474	$(5,933)	$1,328,428
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	74,148	—	74,148
Other comprehensive income	—	—	—	—	—	22,800	22,800
Issuance of common stock - stock option and other plans	—	—	47	1,304	—	—	1,304
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	310	3,626	—	—	3,626
Purchase and retirement of common stock	—	—	(38)	(1,113)	—	—	(1,113)
Preferred dividends	—	—	—	—	(117)	—	(117)
Cash dividends paid on common stock	—	—	—	—	(66,041)	—	(66,041)
Balance at September 30, 2016	9	$2,217	58,043	$994,098	$263,915	$16,505	$1,276,735

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities
Net income	$97,100	$74,148
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	5,304	10,760
Stock-based compensation expense	5,915	3,626
Depreciation, amortization and accretion	21,483	27,796
Investment securities gains	—	(1,174)
Net realized (gain) loss on sale of premises and equipment, loans held for investment and other assets	(189)	186
Net realized loss on sale and valuation adjustments of other real estate owned	489	101
Gain on sale of merchant card services portfolio	(14,000)	—
Termination of FDIC loss share agreements charge	2,409	—
Originations of loans held for sale	(99,130)	(76,645)
Proceeds from sales of loans held for sale	97,174	77,793
Net change in:
Interest receivable	(6,089)	(3,729)
Interest payable	(21)	(84)
Other assets	3,359	(7,714)
Other liabilities	(2,624)	13,416
Net cash provided by operating activities	111,180	118,480
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(304,831)	(450,914)
Purchases of:
Securities available for sale	(130,906)	(502,602)
Premises and equipment	(4,380)	(2,705)
Federal Home Loan Bank stock	(92,040)	(57,799)
Proceeds from:
FDIC reimbursement on loss-sharing asset	26	878
Sales of securities available for sale	—	120,800
Principal repayments and maturities of securities available for sale	200,470	199,677
Sales of premises and equipment and loans held for investment	12,157	7,391
Sale of merchant card services portfolio	14,000	—
Redemption of Federal Home Loan Bank stock	92,040	57,881
Sales of other real estate and other personal property owned	1,901	5,845
Payment to FDIC to terminate loss-sharing agreements	(4,666)	—
Payments to FDIC related to loss-sharing asset	(210)	(855)
Net cash used in investing activities	(216,439)	(622,403)
Cash Flows From Financing Activities
Net increase in deposits	282,336	619,162
Net decrease in sweep repurchase agreements	(39,889)	(30,510)
Proceeds from:
Federal Home Loan Bank advances	2,301,000	1,347,000
Federal Reserve Bank borrowings	10	10
Exercise of stock options	1,980	1,304
Payments for:
Repayment of Federal Home Loan Bank advances	(2,301,000)	(1,349,000)
Repayment of Federal Reserve Bank borrowings	(10)	(10)
Common stock dividends	(38,466)	(66,041)
Preferred stock dividends	—	(117)
Purchase and retirement of common stock	(2,246)	(1,113)
Net cash provided by financing activities	203,715	520,685
Increase in cash and cash equivalents	98,456	16,762
Cash and cash equivalents at beginning of period	224,238	175,302
Cash and cash equivalents at end of period	$322,694	$192,064

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$4,161	$3,437
Cash paid for income tax	$37,701	$20,825
Non-cash investing and financing activities
Loans transferred to other real estate owned	$74	$1,202

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Recent Developments
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results to be anticipated for the year ending December 31, 2017. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2016 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2016 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2016 Form 10-K disclosure for the year ended December 31, 2016.
Recent Developments
In July 2017, we entered into an asset purchase agreement (the “Agreement”) with a third-party by which we sold our merchant card services portfolio. In addition, we transitioned our delivery of those services from in-house to an outsourced model to better serve our business clients via a broad selection of competitive, best-in-class payment processing solutions. The carrying amount of both assets and liabilities subject to the Agreement was zero. In the current quarter, we recorded a $14.0 million gain on sale of the merchant card services portfolio. Under the new business model, we share with the buyer in net merchant services revenue and no longer directly incur merchant processing expenses. Our net revenue share from merchant services is presented in “Card Revenue” in the Consolidated Statements of Income. For the third quarter of 2017, that net revenue share was $438 thousand.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the amendments of ASU 2016-09 during the first quarter of 2017. Adoption of amended forfeiture guidance resulted in an opening period adjustment decreasing retained earnings $117 thousand and increasing common stock $184 thousand. Adoption of the amended excess tax benefit guidance resulted in an income tax benefit of $22 thousand for the three months ended September 30, 2017 and an income tax benefit of $1.3 million or $0.02 per diluted common share for the nine months ended September 30, 2017.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update will replace most existing revenue recognition guidance in GAAP when it becomes effective. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. The FASB subsequently issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-13 to provide implementation guidance and practical expedients related to ASU 2014-09. The Company’s revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

3. Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,391,636	$3,143	$(17,362)	$1,377,417
State and municipal securities	476,702	9,047	(2,261)	483,488
U.S. government agency and government-sponsored enterprise securities	341,462	1,372	(1,230)	341,604
U.S. government securities	251	—	(1)	250
Other securities	5,284	82	(252)	5,114
Total	$2,215,335	$13,644	$(21,106)	$2,207,873
December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,486,690	$2,760	$(23,718)	$1,465,732
State and municipal securities	473,914	6,343	(5,197)	475,060
U.S. government agency and government-sponsored enterprise securities	332,348	1,065	(1,511)	331,902
U.S. government securities	801	—	(1)	800
Other securities	5,284	63	(264)	5,083
Total	$2,299,037	$10,231	$(30,691)	$2,278,577

The following table provides the proceeds and gross realized gains and losses on the sales of securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Proceeds from sales of available for sale securities	$—	$37,390	$—	$120,800

Gross realized gains	$—	$572	$—	$1,174
Gross realized losses	—	—	—	—
Net realized gains	$—	$572	$—	$1,174
The scheduled contractual maturities of investment securities available for sale at September 30, 2017 are presented as follows:

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$108,477	$108,462
Due after one year through five years	506,439	509,784
Due after five years through ten years	672,288	671,188
Due after ten years	922,847	913,325
Other securities with no stated maturity	5,284	5,114
Total investment securities available-for-sale	$2,215,335	$2,207,873

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

September 30, 2017
(in thousands)
Washington and Oregon State to secure public deposits	$242,188
Federal Reserve Bank to secure borrowings	54,723
Other securities pledged	122,392
Total securities pledged as collateral	$419,303
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$537,162	$(4,765)	$456,330	$(12,597)	$993,492	$(17,362)
State and municipal securities	75,499	(700)	45,328	(1,561)	120,827	(2,261)
U.S. government agency and government-sponsored enterprise securities	173,027	(665)	21,517	(565)	194,544	(1,230)
U.S. government securities	250	(1)	—	—	250	(1)
Other securities	2,278	(36)	2,740	(216)	5,018	(252)
Total	$788,216	$(6,167)	$525,915	$(14,939)	$1,314,131	$(21,106)

December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,029,116	$(18,788)	$159,046	$(4,930)	$1,188,162	$(23,718)
State and municipal securities	211,342	(5,064)	3,384	(133)	214,726	(5,197)
U.S. government agency and government-sponsored enterprise securities	218,811	(1,511)	—	—	218,811	(1,511)
U.S. government securities	251	(1)	—	—	251	(1)
Other securities	2,263	(51)	2,743	(213)	5,006	(264)
Total	$1,461,783	$(25,415)	$165,173	$(5,276)	$1,626,956	$(30,691)
At September 30, 2017, there were 168 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 84 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.
At September 30, 2017, there were 107 state and municipal government securities in an unrealized loss position, of which 40 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2017, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

At September 30, 2017, there were 22 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which five were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.
At September 30, 2017, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2017.
At September 30, 2017, there were two other securities in an unrealized loss position, of which one was in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017 as it has the intent and ability to hold these investments for sufficient time to allow for recovery in the market value.
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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	September 30, 2017			December 31, 2016
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$2,735,206	$13,662	$2,748,868	$2,551,054	$20,185	$2,571,239
Real estate:
One-to-four family residential	176,487	14,325	190,812	170,331	17,862	188,193
Commercial and multifamily residential	2,825,794	79,336	2,905,130	2,719,830	89,231	2,809,061
Total real estate	3,002,281	93,661	3,095,942	2,890,161	107,093	2,997,254
Real estate construction:
One-to-four family residential	145,419	377	145,796	121,887	832	122,719
Commercial and multifamily residential	213,939	958	214,897	209,118	1,565	210,683
Total real estate construction	359,358	1,335	360,693	331,005	2,397	333,402
Consumer	323,913	11,819	335,732	329,261	15,985	345,246
Less: Net unearned income	(29,229)	—	(29,229)	(33,718)	—	(33,718)
Total loans, net of unearned income	6,391,529	120,477	6,512,006	6,067,763	145,660	6,213,423
Less: Allowance for loan and lease losses	(64,272)	(7,344)	(71,616)	(59,528)	(10,515)	(70,043)
Total loans, net	$6,327,257	$113,133	$6,440,390	$6,008,235	$135,145	$6,143,380
Loans held for sale	$7,802	$—	$7,802	$5,846	$—	$5,846
At September 30, 2017 and December 31, 2016, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.

The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.1 million at both September 30, 2017 and December 31, 2016. During the first nine months of 2017, there were $203 thousand in advances and $253 thousand in repayments.
At September 30, 2017 and December 31, 2016, $2.26 billion and $2.29 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $69.8 million and $54.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2017 and December 31, 2016, respectively.
The following is an analysis of nonaccrual loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$25,187	$35,843	$11,524	$21,503
Unsecured	26	1,342	31	303
Real estate:
One-to-four family residential	816	2,904	568	1,302
Commercial & multifamily residential:
Commercial land	2,333	2,629	934	922
Income property	3,586	4,702	4,005	4,247
Owner occupied	3,224	4,712	6,248	9,030
Real estate construction:
One-to-four family residential:
Land and acquisition	26	803	14	102
Residential construction	213	2,568	549	549
Consumer	4,906	5,418	3,883	4,331
Total	$40,317	$60,921	$27,756	$42,289

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of September 30, 2017 and December 31, 2016:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2017	(in thousands)
Commercial business:
Secured	$2,607,265	$2,292	$1,302	$—	$3,594	$25,187	$2,636,046
Unsecured	93,879	1	18	—	19	26	93,924
Real estate:
One-to-four family residential	171,936	330	1,408	—	1,738	816	174,490
Commercial & multifamily residential:
Commercial land	283,321	—	—	—	—	2,333	285,654
Income property	1,375,163	1,493	2,656	—	4,149	3,586	1,382,898
Owner occupied	1,135,584	1,410	390	—	1,800	3,224	1,140,608
Real estate construction:
One-to-four family residential:
Land and acquisition	6,787	—	—	—	—	26	6,813
Residential construction	137,707	—	—	—	—	213	137,920
Commercial & multifamily residential:
Income property	172,112	—	—	—	—	—	172,112
Owner occupied	39,561	—	—	—	—	—	39,561
Consumer	315,688	552	357	—	909	4,906	321,503
Total	$6,339,003	$6,078	$6,131	$—	$12,209	$40,317	$6,391,529

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,439,250	$806	$10	$—	$816	$11,524	$2,451,590
Unsecured	94,118	287	301	—	588	31	94,737
Real estate:
One-to-four family residential	164,416	2,448	500	—	2,948	568	167,932
Commercial & multifamily residential:
Commercial land	269,816	64	—	—	64	934	270,814
Income property	1,365,150	480	111	—	591	4,005	1,369,746
Owner occupied	1,052,078	1,652	—	—	1,652	6,248	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	—	—	—	—	14	11,556
Residential construction	109,080	—	—	—	—	549	109,629
Commercial & multifamily residential:
Income property	103,779	—	—	—	—	—	103,779
Owner occupied	103,480	—	—	—	—	—	103,480
Consumer	318,369	2,035	235	—	2,270	3,883	324,522
Total	$6,031,078	$7,772	$1,157	$—	$8,929	$27,756	$6,067,763

The following is an analysis of impaired loans as of September 30, 2017 and December 31, 2016:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2017	(in thousands)
Commercial business:
Secured	$2,614,647	$21,399	$—	$—	$—	$21,399	$26,655
Unsecured	93,924	—	—	—	—	—	—
Real estate:
One-to-four family residential	173,562	928	459	736	26	469	1,030
Commercial & multifamily residential:
Commercial land	283,355	2,299	—	—	—	2,299	2,287
Income property	1,378,127	4,771	519	523	25	4,252	4,570
Owner occupied	1,134,945	5,663	—	—	—	5,663	8,573
Real estate construction:
One-to-four family residential:
Land and acquisition	6,813	—	—	—	—	—	—
Residential construction	137,920	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	172,112	—	—	—	—	—	—
Owner occupied	35,511	4,050	—	—	—	4,050	4,050
Consumer	315,038	6,465	5,692	5,982	51	773	914
Total	$6,345,954	$45,575	$6,670	$7,241	$102	$38,905	$48,079

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,442,772	$8,818	$2,414	$2,484	$664	$6,404	$12,831
Unsecured	94,737	—	—	—	—	—	—
Real estate:
One-to-four family residential	167,403	529	435	693	12	94	291
Commercial & multifamily residential:
Commercial land	270,106	708	—	—	—	708	687
Income property	1,365,321	4,425	540	544	27	3,885	4,148
Owner occupied	1,054,564	5,414	—	—	—	5,414	8,102
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	14	14	102	1	—	—
Residential construction	109,293	336	—	—	—	336	336
Commercial & multifamily residential:
Income property	103,779	—	—	—	—	—	—
Owner occupied	103,480	—	—	—	—	—	—
Consumer	319,307	5,215	4,464	4,558	57	751	833
Total	$6,042,304	$25,459	$7,867	$8,381	$761	$17,592	$27,228

The following table provides additional information on impaired loans for the three and nine month periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$22,395	$2	$6,909	$15	$15,349	$25	$9,506	$48
Unsecured	—	—	—	—	—	—	—	—
Real estate:
One-to-four family residential	856	15	617	5	688	37	796	8
Commercial & multifamily residential:
Commercial land	2,549	—	708	—	2,026	—	354	—
Income property	4,214	21	1,939	8	4,137	27	2,010	19
Owner occupied	4,530	127	4,486	—	4,496	319	5,001	—
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	103	1	4	—	245	4
Residential construction	—	—	449	—	84	—	506	—
Commercial & multifamily residential:
Owner occupied	2,025	151	—	—	1,012	151	—	—
Consumer	6,054	58	3,345	25	5,712	105	2,084	46
Total	$42,623	$374	$18,556	$54	$33,508	$664	$20,502	$125

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$808	$808	2	$90	$90
Real estate:
One-to-four family residential	2	201	201	1	85	85
Commercial and multifamily residential:
Income property	1	1,152	1,152	—	—	—
Owner occupied	1	78	78	—	—	—
Real estate construction:
Commercial and multifamily residential:
Owner occupied	1	4,050	4,050	—	—	—
Consumer	17	1,672	1,672	10	731	731
Total	24	$7,961	$7,961	13	$906	$906

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	7	$2,586	$2,586	7	$1,753	$1,753
Real estate:
One-to-four family residential	3	583	583	2	115	115
Commercial and multifamily residential:
Income property	1	1,152	1,152	—	—	—
Owner occupied	1	78	78	1	250	250
Real estate construction:
Commercial and multifamily residential:
Owner occupied	1	4,050	4,050	—	—	—
Consumer	35	4,033	4,033	28	3,442	3,442
Total	48	$12,482	$12,482	38	$5,560	$5,560
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
The Company had commitments to lend $529 thousand of additional funds on loans classified as TDR as of September 30, 2017. The Company had $508 thousand of such commitments at December 31, 2016. The Company did not have any loans modified as TDR that defaulted within twelve months of being modified as TDR during the three or nine months ended September 30, 2017 and 2016.

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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial business	$14,895	$21,606
Real estate:
One-to-four family residential	16,698	20,643
Commercial and multifamily residential	83,082	94,795
Total real estate	99,780	115,438
Real estate construction:
One-to-four family residential	377	832
Commercial and multifamily residential	1,059	1,726
Total real estate construction	1,436	2,558
Consumer	13,039	17,649
Subtotal of PCI loans	129,150	157,251
Less:
Valuation discount resulting from acquisition accounting	8,673	11,591
Allowance for loan losses	7,344	10,515
PCI loans, net of allowance for loan losses	$113,133	$135,145
The following table shows the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$35,706	$52,909	$45,191	$58,981
Accretion	(2,766)	(4,902)	(9,830)	(12,905)
Disposals	—	(178)	(158)	(157)
Reclassifications from (to) nonaccretable difference	(892)	1,034	(3,155)	2,944
Balance at end of period	$32,048	$48,863	$32,048	$48,863

5. Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the nine months ended September 30, 2017 and 2016.
The following tables show a detailed analysis of the allowance for the three and nine months ended September 30, 2017 and 2016:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2017	(in thousands)
Commercial business:
Secured	$39,539	$(1,362)	$550	$(969)	$37,758	$—	$37,758
Unsecured	1,147	—	138	(298)	987	—	987
Real estate:
One-to-four family residential	628	—	40	3	671	26	645
Commercial & multifamily residential:
Commercial land	2,356	—	45	(97)	2,304	—	2,304
Income property	6,854	—	9	241	7,104	25	7,079
Owner occupied	6,512	—	4	306	6,822	—	6,822
Real estate construction:
One-to-four family residential:
Land and acquisition	361	—	14	(83)	292	—	292
Residential construction	1,377	—	6	(272)	1,111	—	1,111
Commercial & multifamily residential:
Income property	985	—	—	279	1,264	—	1,264
Owner occupied	1,382	—	—	(87)	1,295	—	1,295
Consumer	3,551	(263)	343	42	3,673	51	3,622
Purchased credit impaired	8,061	(1,633)	1,389	(473)	7,344	—	7,344
Unallocated	231	—	—	760	991	—	991
Total	$72,984	$(3,258)	$2,538	$(648)	$71,616	$102	$71,514
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(6,071)	$3,750	$4,029	$37,758	$—	$37,758
Unsecured	960	(18)	247	(202)	987	—	987
Real estate:
One-to-four family residential	599	(460)	380	152	671	26	645
Commercial & multifamily residential:
Commercial land	1,797	—	45	462	2,304	—	2,304
Income property	7,342	—	104	(342)	7,104	25	7,079
Owner occupied	6,439	—	114	269	6,822	—	6,822
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	61	(71)	292	—	292
Residential construction	669	—	46	396	1,111	—	1,111
Commercial & multifamily residential:
Income property	404	—	—	860	1,264	—	1,264
Owner occupied	1,192	—	—	103	1,295	—	1,295
Consumer	3,534	(1,156)	876	419	3,673	51	3,622
Purchased credit impaired	10,515	(5,372)	3,737	(1,536)	7,344	—	7,344
Unallocated	226	—	—	765	991	—	991
Total	$70,043	$(13,091)	$9,360	$5,304	$71,616	$102	$71,514

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2016	(in thousands)
Commercial business:
Secured	$31,808	$(2,128)	$787	$2,008	$32,475	$873	$31,602
Unsecured	1,265	(31)	67	(128)	1,173	—	1,173
Real estate:
One-to-four family residential	675	—	81	221	977	353	624
Commercial & multifamily residential:
Commercial land	1,422	—	—	92	1,514	—	1,514
Income property	8,046	—	10	149	8,205	28	8,177
Owner occupied	6,336	—	10	487	6,833	—	6,833
Real estate construction:
One-to-four family residential:
Land and acquisition	587	—	2	(134)	455	—	455
Residential construction	1,376	—	19	(393)	1,002	—	1,002
Commercial & multifamily residential:
Income property	904	—	107	(480)	531	—	531
Owner occupied	1,384	—	—	57	1,441	—	1,441
Consumer	3,559	(383)	399	168	3,743	46	3,697
Purchased credit impaired	11,781	(2,062)	2,216	(433)	11,502	—	11,502
Unallocated	161	—	—	252	413	—	413
Total	$69,304	$(4,604)	$3,698	$1,866	$70,264	$1,300	$68,964
	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(8,798)	$2,126	$6,826	$32,475	$873	$31,602
Unsecured	1,299	(75)	143	(194)	1,173	—	1,173
Real estate:
One-to-four family residential	916	(35)	142	(46)	977	353	624
Commercial & multifamily residential:
Commercial land	1,178	(26)	2	360	1,514	—	1,514
Income property	6,616	—	191	1,398	8,205	28	8,177
Owner occupied	5,550	—	26	1,257	6,833	—	6,833
Real estate construction:
One-to-four family residential:
Land and acquisition	339	—	55	61	455	—	455
Residential construction	733	—	225	44	1,002	—	1,002
Commercial & multifamily residential:
Income property	388	—	109	34	531	—	531
Owner occupied	1,006	—	—	435	1,441	—	1,441
Consumer	3,531	(983)	765	430	3,743	46	3,697
Purchased credit impaired	13,726	(7,826)	5,291	311	11,502	—	11,502
Unallocated	569	—	—	(156)	413	—	413
Total	$68,172	$(17,743)	$9,075	$10,760	$70,264	$1,300	$68,964

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$3,555	$2,780	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	(75)	125	775	(25)
Balance at end of period	$3,480	$2,905	$3,480	$2,905
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2017	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,464,772	$69,577	$101,697	$—	$—	$2,636,046
Unsecured	92,881	—	1,043	—	—	93,924
Real estate:
One-to-four family residential	171,362	1,195	1,933	—	—	174,490
Commercial and multifamily residential:
Commercial land	276,675	5,527	3,452	—	—	285,654
Income property	1,356,196	1,797	24,905	—	—	1,382,898
Owner occupied	1,101,139	14,275	25,194	—	—	1,140,608
Real estate construction:
One-to-four family residential:
Land and acquisition	6,787	—	26	—	—	6,813
Residential construction	135,965	406	1,549	—	—	137,920
Commercial and multifamily residential:
Income property	156,727	15,385	—	—	—	172,112
Owner occupied	35,511	—	4,050	—	—	39,561
Consumer	312,828	—	8,675	—	—	321,503
Total	$6,110,843	$108,162	$172,524	$—	$—	6,391,529
Less:
Allowance for loan and lease losses						64,272
Loans, excluding PCI loans, net						$6,327,257

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$2,289,307	$65,846	$96,437	$—	$—	$2,451,590
Unsecured	93,721	800	216	—	—	94,737
Real estate:
One-to-four family residential	164,797	395	2,740	—	—	167,932
Commercial and multifamily residential:
Commercial land	263,195	3,228	4,391	—	—	270,814
Income property	1,341,978	17,902	9,866	—	—	1,369,746
Owner occupied	1,027,019	6,608	26,351	—	—	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,541	—	15	—	—	11,556
Residential construction	108,941	—	688	—	—	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	103,779
Owner occupied	98,948	88	4,444	—	—	103,480
Consumer	317,728	—	6,794	—	—	324,522
Total	$5,820,954	$94,867	$151,942	$—	$—	6,067,763
Less:
Allowance for loan and lease losses						59,528
Loans, excluding PCI loans, net						$6,008,235

The following is an analysis of the credit quality of our PCI loan portfolio as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$13,353	$—	$761	$—	$—	$14,114
Unsecured	714	—	67	—	—	781
Real estate:
One-to-four family residential	15,883	—	815	—	—	16,698
Commercial and multifamily residential:
Commercial land	9,854	—	—	—	—	9,854
Income property	26,174	—	—	—	—	26,174
Owner occupied	46,265	—	789	—	—	47,054
Real estate construction:
One-to-four family residential:
Land and acquisition	319	—	58	—	—	377
Commercial and multifamily residential:
Income property	773	—	—	—	—	773
Owner occupied	286	—	—	—	—	286
Consumer	12,321	—	718	—	—	13,039
Total	$125,942	$—	$3,208	$—	$—	129,150
Less:
Valuation discount resulting from acquisition accounting						8,673
Allowance for loan losses						7,344
PCI loans, net						$113,133

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$18,824	$92	$1,954	$—	$—	$20,870
Unsecured	736	—	—	—	—	736
Real estate:
One-to-four family residential	19,293	—	1,350	—	—	20,643
Commercial and multifamily residential:
Commercial land	7,333	—	213	—	—	7,546
Income property	31,042	—	1,678	—	—	32,720
Owner occupied	53,623	—	906	—	—	54,529
Real estate construction:
One-to-four family residential:
Land and acquisition	744	—	88	—	—	832
Commercial and multifamily residential:
Income property	1,217	—	—	—	—	1,217
Owner occupied	509	—	—	—	—	509
Consumer	17,202	—	447	—	—	17,649
Total	$150,523	$92	$6,636	$—	$—	157,251
Less:
Valuation discount resulting from acquisition accounting						11,591
Allowance for loan losses						10,515
PCI loans, net						$135,145

6. Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$4,058	$10,613	$5,998	$13,738
Transfers in	74	891	74	1,202
Valuation adjustments	(138)	(14)	(364)	(290)
Proceeds from sale of OREO property	(182)	(2,569)	(1,901)	(5,845)
Gain (loss) on sale of OREO, net	(130)	73	(125)	189
Balance, end of period	$3,682	$8,994	$3,682	$8,994
At September 30, 2017, there were $74 thousand in foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $686 thousand.
7. FDIC Loss-sharing Asset and Covered Assets
During the second quarter of 2017, we entered into an agreement with the FDIC to terminate all loss-sharing agreements ahead of their contractual maturities. These loss-sharing agreements were entered into in 2010 and 2011 in conjunction with our acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the early termination, all rights and obligations of the Company and the FDIC have been resolved and completed. The Company paid the FDIC $4.7 million as consideration for early termination. The early termination was recorded in the Company’s financial statements by removing the remaining FDIC loss-sharing asset of $3.1 million and the remaining FDIC clawback liability of $5.4 million and recording a one-time, pre-tax charge on termination of $2.4 million, recorded to “Other” noninterest expense. Prior to entering into the termination agreement, the Company had $74.0 million of non-single family covered assets and $26.4 million of single family covered assets at March 31, 2017. As a result of the termination agreement, the Company will benefit from all future recoveries, and be responsible for all future losses and expenses related to the assets previously subject to the loss-sharing agreements.
The following table shows a detailed analysis of the FDIC loss-sharing asset for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$—	$4,266	$3,535	$6,568
Adjustments not reflected in income:
Cash paid to (received from) the FDIC, net	—	20	184	(23)
FDIC shared recoveries, net	—	(590)	(149)	(756)
Termination of FDIC loss-sharing agreements	—	—	(3,123)	—
Adjustments reflected in noninterest income (1):
Amortization, net	—	(315)	(414)	(2,530)
Loan impairment	—	266	40	393
Sale of other real estate	—	(49)	18	71
Valuation adjustments of other real estate owned	—	—	—	(22)
Other	—	(6)	(91)	(109)
Balance at end of period	$—	$3,592	$—	$3,592
__________
(1) Amounts shown in the table above for adjustments reflected in noninterest income include only those adjustments recorded to the noninterest income line item “Change in FDIC loss-sharing asset” in the Consolidated Statements of Income and do not include the charge related to the termination of the FDIC loss-sharing agreements.

8. Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2017 and concluded that there was no impairment.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Goodwill
Total goodwill	$382,762	$382,762	$382,762	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	58,598	58,598	58,598	58,598
Accumulated amortization at beginning of period	(44,484)	(39,006)	(41,886)	(35,940)
Core deposit intangible, net at beginning of period	14,114	19,592	16,712	22,658
CDI current period amortization	(1,188)	(1,460)	(3,786)	(4,526)
Total core deposit intangible, net at end of period	12,926	18,132	12,926	18,132
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	13,845	19,051	13,845	19,051
Total goodwill and other intangible assets at end of period	$396,607	$401,813	$396,607	$401,813
The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2017 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2017	$1,127
2018	3,855
2019	2,951
2020	2,048
2021	1,440
9. Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2017 and December 31, 2016 was $380.0 million and $309.3 million, respectively. During the three and nine months ended September 30, 2017, mark-to-market gains of $6 thousand and $12 thousand were recorded to “Other”

noninterest expense. During the three and nine months ended September 30, 2016, mark-to-market gains of $9 thousand and $2 thousand were recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$8,992	Other assets	$9,012	Other liabilities	$9,004	Other liabilities	$9,036

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
September 30, 2017	(in thousands)
Assets
Interest rate contracts	$8,992	$—	$8,992	$—	$8,992
Liabilities
Interest rate contracts	$9,004	$—	$9,004	$(9,004)	$—
Repurchase agreements	$40,933	$—	$40,933	$(40,933)	$—

December 31, 2016
Assets
Interest rate contracts	$9,012	$—	$9,012	$—	$9,012
Liabilities
Interest rate contracts	$9,036	$—	$9,036	$(9,036)	$—
Repurchase agreements	$80,822	$—	$80,822	$(80,822)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2017	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$15,933	$—	$—	$25,000	$40,933
Gross amount of recognized liabilities for repurchase agreements					40,933
Amounts related to agreements not included in offsetting disclosure					$—

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
Sale-leaseback transactions: On August 11, 2017, the Company sold one of its Idaho facilities and leased back the portion of the facility utilized for branch operations. The lease term is through August 2027, with monthly payments of approximately $26 thousand. The resulting gain on sale of $509 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At September 30, 2017, the deferred gain was $501 thousand and is included in “Other liabilities” on the Consolidated Balance Sheets.
On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The lease term is through July 2026, with monthly payments of approximately $12 thousand. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At September 30, 2017, the deferred gain was $661 thousand and is a component of "Other liabilities" in the Consolidated Balance Sheets.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2017 and December 31, 2016, the Company’s loan commitments amounted to $2.23 billion and $2.17 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $50.1 million and $49.7 million at September 30, 2017 and December 31, 2016, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $2.9 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively.
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
Subsequent to quarter end, on October 19, 2017, the Company declared a regular quarterly cash dividend of $0.22 per common share payable on November 14, 2017 to shareholders of record at the close of business on October 31, 2017.

The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
12. Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2017 and 2016:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended September 30, 2017	(in thousands)
Beginning balance	$(4,969)	$(1,559)	$(6,528)
Other comprehensive income before reclassifications	549	—	549
Amounts reclassified from accumulated other comprehensive income	—	46	46
Net current-period other comprehensive income	549	46	595
Ending balance	$(4,420)	$(1,513)	$(5,933)
Three months ended September 30, 2016
Beginning balance	$27,280	$(6,469)	$20,811
Other comprehensive loss before reclassifications	(4,049)	—	(4,049)
Amounts reclassified from accumulated other comprehensive income (loss)	(364)	107	(257)
Net current-period other comprehensive income (loss)	(4,413)	107	(4,306)
Ending balance	$22,867	$(6,362)	$16,505
Nine months ended September 30, 2017
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income before reclassifications	8,284	4,604	12,888
Amounts reclassified from accumulated other comprehensive income	—	178	178
Net current-period other comprehensive income	8,284	4,782	13,066
Ending balance	$(4,420)	$(1,513)	$(5,933)
Nine months ended September 30, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive income before reclassifications	23,229	—	23,229
Amounts reclassified from accumulated other comprehensive income (loss)	(748)	319	(429)
Net current-period other comprehensive income	22,481	319	22,800
Ending balance	$22,867	$(6,362)	$16,505
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2017	2016	2017	2016	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$—	$572	$—	$1,174	Investment securities gains, net
	—	572	—	1,174	Total before tax
	—	(208)	—	(426)	Income tax provision
	$—	$364	$—	$748	Net of tax

Amortization of pension plan liability
Actuarial losses	$(72)	$(167)	$(279)	$(501)	Compensation and employee benefits
	(72)	(167)	(279)	(501)	Total before tax
	26	60	101	182	Income tax benefit
	$(46)	$(107)	$(178)	$(319)	Net of tax
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2017	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,377,417	$—	$1,377,417	$—
State and municipal debt securities	483,488	—	483,488	—
U.S. government agency and government-sponsored enterprise securities	341,604	—	341,604	—
U.S. government securities	250	250	—	—
Other securities	5,114	—	5,114	—
Total securities available for sale	$2,207,873	$250	$2,207,623	$—
Other assets (Interest rate contracts)	$8,992	$—	$8,992	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,004	$—	$9,004	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2016	(in thousands)
Assets
Securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,465,732	$—	$1,465,732	$—
State and municipal debt securities	475,060	—	475,060	—
U.S. government agency and government-sponsored enterprise securities	331,902	—	331,902	—
U.S. government securities	800	800	—	—
Other securities	5,083	—	5,083	—
Total securities available for sale	$2,278,577	$800	$2,277,777	$—
Other assets (Interest rate contracts)	$9,012	$—	$9,012	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,036	$—	$9,036	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2017 and 2016. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at September 30, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2017	Losses During the Nine Months Ended September 30, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$843	$—	$—	$843	$170	$170
OREO	625	—	—	625	138	138
	$1,468	$—	$—	$1,468	$308	$308

	Fair value at September 30, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2016	Losses During the Nine Months Ended September 30, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$2,304	$—	$—	$2,304	$647	$3,285
OREO	335	—	—	335	14	14
	$2,639	$—	$—	$2,639	$661	$3,299
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

	Fair value at September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$715	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other (4)	$128	Discounted Cash Flow	Discount Rate	7.75%
OREO	$625	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

(3) Collateral consists of a government agency guarantee.
(4) As there was only one impaired loan remeasured using discounted cash flows, a range of discounts could not be provided.

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
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on September 30, 2017 or December 31, 2016, for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on September 30, 2017 (Level 3).
FDIC loss-sharing asset —The fair value of the FDIC loss-sharing asset was estimated based on discounting the expected future cash flows using an estimated market rate (Level 3).
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$186,116	$186,116	$186,116	$—	$—
Interest-earning deposits with banks	136,578	136,578	136,578	—	—
Securities available for sale	2,207,873	2,207,873	250	2,207,623	—
FHLB stock	10,240	10,240	—	10,240	—
Loans held for sale	7,802	7,802	—	7,802	—
Loans	6,440,390	6,309,449	—	—	6,309,449
Interest rate contracts	8,992	8,992	—	8,992	—
Liabilities
Deposits	$8,341,717	$8,337,145	$7,960,870	$376,275	$—
FHLB advances	6,465	7,367	—	7,367	—
Repurchase agreements	40,933	40,987	—	40,987	—
Interest rate contracts	9,004	9,004	—	9,004	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,038	$193,038	$193,038	$—	$—
Interest-earning deposits with banks	31,200	31,200	31,200	—	—
Securities available for sale	2,278,577	2,278,577	800	2,277,777	—
FHLB stock	10,240	10,240	—	10,240	—
Loans held for sale	5,846	5,846	—	5,846	—
Loans	6,143,380	6,040,439	—	—	6,040,439
FDIC loss-sharing asset	3,535	867	—	—	867
Interest rate contracts	9,012	9,012	—	9,012	—
Liabilities
Deposits	$8,059,415	$8,055,168	$7,653,122	$402,046	$—
FHLB advances	6,493	7,070	—	7,070	—
Repurchase agreements	80,822	81,131	—	81,131	—
Interest rate contracts	9,036	9,036	—	9,036	—

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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands except per share)
Basic EPS:
Net income	$40,769	$27,484	$97,100	$74,148
Less: Earnings allocated to participating securities:
Preferred shares	—	48	4	131
Nonvested restricted shares	558	378	1,325	953
Earnings allocated to common shareholders	$40,211	$27,058	$95,771	$73,064
Weighted average common shares outstanding	57,566	57,215	57,459	57,173
Basic earnings per common share	$0.70	$0.47	$1.67	$1.28
Diluted EPS:
Earnings allocated to common shareholders	$40,211	$27,058	$95,771	$73,064
Weighted average common shares outstanding	57,566	57,215	57,459	57,173
Dilutive effect of equity awards	5	10	6	10
Weighted average diluted common shares outstanding	57,571	57,225	57,465	57,183
Diluted earnings per common share	$0.70	$0.47	$1.67	$1.28
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	12	15	13	20

15.	Subsequent Event
On November 1, 2017, the Company completed its previously announced acquisition of Pacific Continental Corporation ("Pacific Continental"), for total consideration of approximately $644.8 million. The Company acquired 100% of the voting equity interests of Pacific Continental. The primary reasons for the acquisition were to expand in the Eugene, Oregon market and improve branch network efficiencies in the Seattle and Portland markets. The operating results of the Company for the nine months ended September 30, 2017 do not include the operating results produced by Pacific Continental as the acquisition did not close until November 1, 2017. It is not practical to present other financial information related to the acquisition at this time because the fair value measurement of assets acquired and liabilities assumed has not been finalized.

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

•
the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the acquisition of Pacific Continental Corporation (“Pacific Continental”)), and infrastructure may not be realized;

•	the ability to successfully integrate Pacific Continental, or to integrate future acquired entities;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans, including purchased credit impaired loans, on our earnings;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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
RESULTS OF OPERATIONS
Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income from our broad range of products and services including treasury management, wealth management and debit and credit cards. Our operating expenses consist primarily of compensation and employee benefits, occupancy, data processing and legal and professional fees. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the third quarter of $40.8 million or $0.70 per diluted common share, compared to $27.5 million or $0.47 per diluted common share for the third quarter of 2016. Net interest income for the three months ended September 30, 2017 was $88.9 million, an increase of $3.4 million from the prior year period. The increase was a result of higher interest income on loans primarily due to higher loan volumes. Noninterest income for the current quarter was $37.1 million, an increase of $13.9 million from the prior year period. The increase was primarily due to the $14.0 million gain on the sale of the merchant card services portfolio.
The provision for loan and lease losses for the third quarter of 2017 was a net recapture of $648 thousand compared to a provision of $1.9 million during the third quarter of 2016. The provision recapture recorded in the third quarter of 2017 was due to the recording of a $175 thousand provision recapture on loans, excluding PCI loans, and a $473 thousand provision recapture related to PCI loans.
Total noninterest expense for the quarter ended September 30, 2017 was $67.5 million, an increase from $67.3 million for the third quarter of 2016. The increase from the prior year period was primarily due to due to higher compensation and benefits expense in the current quarter as well as $1.2 million higher acquisition-related expenses, partially offset by decreases in advertising and promotion and merchant processing expenses.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2017 was $261.8 million, an increase of $13.9 million from the prior year period. The increase was due to higher loan and securities volumes and lower market-driven premium amortization on securities, partially offset by lower incremental accretion income on loans. Noninterest income for the current period was $86.1 million, an increase of $20.3 million from the prior year period. The increase was due to the previously noted $14.0 million gain on the sale of the merchant card services portfolio, lower expense related to our FDIC loss-sharing agreements and higher other noninterest income.
The provision for loan and lease losses for the nine months ended September 30, 2017 was $5.3 million compared to a provision of $10.8 million for the first nine months of 2016. The $5.3 million provision was due to recording a provision of $6.8 million for loans, excluding PCI loans, and a provision recapture of $1.5 million related to PCI loans.
Total noninterest expense for the nine months ended September 30, 2017 was $205.4 million, a 5% increase from the prior year period. The increase from the prior year period was driven by increased compensation and employee benefits expense, a $2.4 million charge recorded in the current year related to our early termination of FDIC loss share agreements and higher acquisition-related expenses.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2017			2016
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,441,537	$80,136	4.98%	$6,179,163	$76,195	4.93%
Taxable securities	1,784,407	8,718	1.95%	1,870,466	8,988	1.92%
Tax exempt securities (2)	451,828	4,181	3.70%	480,627	4,306	3.58%
Interest-earning deposits with banks	72,789	226	1.24%	14,620	15	0.41%
Total interest-earning assets	8,750,561	$93,261	4.26%	8,544,876	$89,504	4.19%
Other earning assets	173,611			155,663
Noninterest-earning assets	770,833			792,912
Total assets	$9,695,005			$9,493,451
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$382,299	$92	0.10%	$417,887	$124	0.12%
Savings accounts	766,540	19	0.01%	705,923	18	0.01%
Interest-bearing demand	1,000,079	223	0.09%	961,527	189	0.08%
Money market accounts	2,051,662	749	0.15%	2,033,450	492	0.10%
Total interest-bearing deposits	4,200,580	1,083	0.10%	4,118,787	823	0.08%
Federal Home Loan Bank advances	33,687	163	1.94%	96,931	229	0.95%
Other borrowings	51,669	128	0.99%	79,767	134	0.67%
Total interest-bearing liabilities	4,285,936	$1,374	0.13%	4,295,485	$1,186	0.11%
Noninterest-bearing deposits	3,986,757			3,799,745
Other noninterest-bearing liabilities	98,518			119,633
Shareholders’ equity	1,323,794			1,278,588
Total liabilities & shareholders’ equity	$9,695,005			$9,493,451
Net interest income (tax equivalent)		$91,887			$88,318
Net interest margin (tax equivalent)			4.20%			4.13%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $1.8 million and $1.4 million for the three month periods ended September 30, 2017 and 2016, respectively. The incremental accretion income on acquired loans was $2.9 million and $4.6 million for the three months ended September 30, 2017 and 2016, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.5 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million for both the three month periods ended September 30, 2017 and 2016.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017			2016
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$6,322,629	$232,680	4.91%	$6,002,656	$220,445	4.90%
Taxable securities	1,835,693	29,172	2.12%	1,787,288	25,834	1.93%
Tax exempt securities (2)	451,636	12,500	3.69%	466,589	12,918	3.69%
Interest-earning deposits with banks	31,748	268	1.13%	23,106	81	0.47%
Total interest-earning assets	8,641,706	$274,620	4.24%	8,279,639	$259,278	4.18%
Other earning assets	174,898			154,950
Noninterest-earning assets	772,865			790,877
Total assets	$9,589,469			$9,225,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$389,260	$282	0.10%	$431,643	$408	0.13%
Savings accounts	753,577	57	0.01%	691,379	53	0.01%
Interest-bearing demand	985,625	574	0.08%	946,437	541	0.08%
Money market accounts	2,019,278	1,865	0.12%	1,973,646	1,350	0.09%
Total interest-bearing deposits	4,147,740	2,778	0.09%	4,043,105	2,352	0.08%
Federal Home Loan Bank advances	103,369	979	1.26%	103,023	594	0.77%
Other borrowings	54,577	383	0.94%	82,403	407	0.66%
Total interest-bearing liabilities	4,305,686	$4,140	0.13%	4,228,531	$3,353	0.11%
Noninterest-bearing deposits	3,889,065			3,619,994
Other noninterest-bearing liabilities	100,820			108,680
Shareholders’ equity	1,293,898			1,268,261
Total liabilities & shareholders’ equity	$9,589,469			$9,225,466
Net interest income (tax equivalent)		$270,480			$255,925
Net interest margin (tax equivalent)			4.17%			4.12%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $5.2 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively. The incremental accretion income on acquired loans was $10.0 million and $13.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.3 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $4.4 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$3,259	$682	$3,941
Taxable securities	(419)	149	(270)
Tax exempt securities	(263)	138	(125)
Interest earning deposits with banks	142	69	211
Interest income	$2,719	$1,038	$3,757
Interest Expense
Deposits:
Certificates of deposit	$(10)	$(22)	$(32)
Savings accounts	2	(1)	1
Interest-bearing demand	8	26	34
Money market accounts	4	253	257
Total interest on deposits	4	256	260
Federal Home Loan Bank advances	(210)	144	(66)
Other borrowings	26	(32)	(6)
Interest expense	$(180)	$368	$188
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

	Nine Months Ended September 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$11,774	$461	$12,235
Taxable securities	715	2,623	3,338
Tax exempt securities	(414)	(4)	(418)
Interest earning deposits with banks	39	148	187
Interest income	$12,114	$3,228	$15,342
Interest Expense
Deposits:
Certificates of deposit	$(38)	$(88)	$(126)
Savings accounts	5	(1)	4
Interest-bearing demand	23	10	33
Money market accounts	32	483	515
Total interest on deposits	22	404	426
Federal Home Loan Bank advances	2	383	385
Other borrowings	104	(128)	(24)
Interest expense	$128	$659	$787

The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$972	$1,816	$3,842	$4,773
Other acquired loans	1,903	2,749	6,207	8,896
Incremental accretion income	$2,875	$4,565	$10,049	$13,669

Net interest margin (tax equivalent)	4.20%	4.13%	4.17%	4.12%
Operating net interest margin (tax equivalent) (1)	4.15%	4.03%	4.11%	4.02%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2017 was $88.9 million, up from $85.6 million for the same quarter in 2016. The increase was primarily due to higher loan interest income, driven principally by higher loan volumes, partially offset by lower incremental accretion income on loans. As shown in the table above, incremental accretion income continued to decline which was reflective of the decrease in volume of acquired loans. Average interest-earning assets were up $205.7 million from the prior year period due to loan growth. The Company’s net interest margin (tax equivalent) increased to 4.20% in the third quarter of 2017, from 4.13% for the prior year period. This increase was due to higher loan volumes, partially offset by lower incremental accretion. The Company’s operating net interest margin (tax equivalent) (see footnote 1 in prior table) increased to 4.15% from 4.03% due to higher loan and security volumes.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2017 was $261.8 million, an increase of 6% from $247.9 million for the prior year period. The increase in net interest income was due to higher loan and securities volumes and lower market-driven premium amortization on securities, partially offset by lower incremental accretion income on loans. The Company’s net interest margin (tax equivalent) increased to 4.17% for the first nine months of 2017, from 4.12% for the prior year period. The increase in the Company’s net interest margin (tax equivalent) was driven by higher loan volumes and lower premium amortization on taxable securities, partially offset by lower accretion income on acquired loans. As shown in the table above, the Company recorded $10.0 million in total incremental accretion during the nine months ended September 30, 2017, a decrease of $3.6 million from the prior year period. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2017 increased to 4.11% from 4.02% also due to higher loan volumes and lower premium amortization on taxable securities (see footnote 1 in prior table).
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the third quarter of 2017, the Company recorded a $648 thousand net provision recapture compared to a $1.9 million provision expense during the third quarter of 2016. The $648 thousand net provision recapture for loan and lease losses recorded during the current quarter was due to provision recaptures of $473 thousand for PCI loans and $175 thousand for loans, excluding PCI loans. The $175 thousand net provision recapture for loans, excluding PCI loans, was due to a decrease in specific reserve driven by additional collateral being applied, partially offset by growth in the loan portfolio and net charge-off activity. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the second quarter of 2017. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2017 was $5.3 million compared to $10.8 million during the same period in 2016. The $5.3 million provision expense for loans recorded for the current year-to-date period included a provision of $6.8 million for loans, excluding PCI loans and a provision recapture of $1.5 million related to PCI loans. The provision of $6.8 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. The $1.5 million in provision recapture for PCI loans was primarily due to the increase in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2016, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$7,685	$7,222	$463	6%	$22,368	$21,304	$1,064	5%
Card revenue	6,735	6,114	621	10%	18,660	17,817	843	5%
Financial services and trust revenue	2,645	2,746	(101)	(4)%	8,520	8,347	173	2%
Loan revenue	3,154	2,949	205	7%	9,736	8,013	1,723	22%
Merchant processing revenue	—	2,352	(2,352)	(100)%	4,283	6,726	(2,443)	(36)%
Bank owned life insurance	1,290	1,073	217	20%	4,003	3,459	544	16%
Investment securities gains	—	572	(572)	(100)%	—	1,174	(1,174)	(100)%
Change in FDIC loss-sharing asset	—	(104)	104	(100)%	(447)	(2,197)	1,750	(80)%
Gain on sale of merchant card services portfolio	14,000	—	14,000	—%	14,000	—	14,000	—%
Other	1,558	242	1,316	544%	4,938	1,109	3,829	345%
Total noninterest income	$37,067	$23,166	$13,901	60%	$86,061	$65,752	$20,309	31%
Comparison of current quarter to prior year period
Noninterest income was $37.1 million for the third quarter of 2017, compared to $23.2 million for the same period in 2016. The increase was primarily due to the $14.0 million gain on the sale of the merchant card services portfolio. As a result of that sale, we now share with the buyer in merchant services revenue and include such amounts in “Card revenue.” For the current quarter, this net revenue share was $438 thousand. Also contributing to the increase in noninterest income was higher other noninterest income, principally from a current quarter BOLI benefit of $1.0 million, with no such BOLI benefit in the prior year period.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2017, noninterest income was $86.1 million compared to $65.8 million for the same period in 2016. The increase was due to the previously noted $14.0 million gain on the sale of the merchant card services portfolio, lower expense related to our FDIC loss-sharing agreements and higher other noninterest income. The lower expense recorded for the change in FDIC loss-sharing asset was due to lower amortization expense in the current year. For additional information on our FDIC loss-sharing agreements, see Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report. The increase in other noninterest income was principally from higher current period BOLI benefit of $3.0 million, with only $254 thousand BOLI benefit in the prior year period.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$39,983	$38,476	$1,507	4%	$119,201	$112,086	$7,115	6%
All other noninterest expense:
Occupancy	8,085	8,219	(134)	(2)%	22,853	26,044	(3,191)	(12)%
Merchant processing expense	—	1,161	(1,161)	(100)%	2,196	3,312	(1,116)	(34)%
Advertising and promotion	969	1,993	(1,024)	(51)%	2,923	3,878	(955)	(25)%
Data processing	4,122	4,275	(153)	(4)%	13,071	12,350	721	6%
Legal and professional services	2,880	2,264	616	27%	9,196	5,366	3,830	71%
Taxes, license and fees	1,505	1,491	14	1%	3,494	4,079	(585)	(14)%
Regulatory premiums	782	776	6	1%	2,299	2,985	(686)	(23)%
Net cost (benefit) of operation of other real estate owned	271	(249)	520	(209)%	422	(61)	483	(792)%
Amortization of intangibles	1,188	1,460	(272)	(19)%	3,786	4,526	(740)	(16)%
Other	7,752	7,398	354	5%	25,949	21,563	4,386	20%
Total all other noninterest expense	27,554	28,788	(1,234)	(4)%	86,189	84,042	2,147	3%
Total noninterest expense	$67,537	$67,264	$273	—%	$205,390	$196,128	$9,262	5%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$3	$—	$3	$35
Occupancy	593	—	945	2,383
Advertising and promotion	184	—	201	—
Data processing	66	—	539	18
Legal and professional fees	157	—	1,587	—
Taxes, licenses and fees	—	—	3	—
Other	168	—	280	—
Total impact of acquisition-related expense to noninterest expense	$1,171	$—	$3,558	$2,436
Acquisition-related expenses by transaction:
Pacific Continental (1)	$1,171	$—	$3,558	$—
Intermountain	—	—	—	2,436
Total impact of acquisition-related expense to noninterest expense	$1,171	$—	$3,558	$2,436
__________
(1) The Company completed the acquisition of Pacific Continental on November 1, 2017. See Note 15 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this acquisition.

Comparison of current quarter to prior year period
Total noninterest expense for the third quarter of 2017 was $67.5 million, an increase of $273 thousand from the prior year period. The increase was due to higher compensation and benefits expense in the current quarter as well as $1.2 million higher acquisition-related expenses, partially offset by decreases in advertising and promotion and merchant processing expenses. With respect to the latter, beginning July 1, 2017, the Company no longer directly incurs such costs.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2017, noninterest expense was $205.4 million, an increase of $9.3 million, or 5% from $196.1 million a year earlier. In addition to the $2.4 million charge related to our FDIC loss share agreement termination, the increase from the prior year period was driven by higher compensation and employee benefits due to recognizing additional incentive expense from solid loan production, deposit growth and financial performance, higher stock compensation expense and salary increases. The increase in stock compensation expense related to the immediate vesting of certain restricted share awards. In addition, legal and professional fees were higher due to costs from our investment in a customer relationship management application, the search for certain executive level positions and acquisition-related expenses. Also contributing to the increased noninterest expense was higher miscellaneous other noninterest expense due to the recording of an additional $775 thousand for the allowance for unfunded commitments and letters of credit in the current year compared to a provision recapture of $25 thousand in the prior year period.
The following table presents selected items included in “Other” noninterest expense and the associated change from period to period:

	Three Months Ended September 30,		Increase (Decrease) Amount	Nine Months Ended September 30,		Increase (Decrease) Amount
	2017	2016		2017	2016
	(in thousands)
Postage	$517	$499	$18	$1,577	$1,630	$(53)
Software support and maintenance	1,386	1,231	155	3,957	3,500	457
Supplies	348	353	(5)	1,268	1,064	204
Loan expenses	780	587	193	1,363	1,277	86
Dues and subscriptions	304	310	(6)	1,109	927	182
Insurance	459	484	(25)	1,370	1,441	(71)
Card expenses	1,035	683	352	2,383	2,053	330
Travel and entertainment	826	874	(48)	2,369	2,490	(121)
Employee expenses	328	288	40	1,067	943	124
Sponsorships and charitable contributions	378	593	(215)	1,640	1,737	(97)
Directors fees	189	181	8	750	562	188
Correspondent bank processing fees	129	142	(13)	397	417	(20)
Investor relations	42	25	17	228	189	39
Other personal property owned	—	(5)	5	(2)	(7)	5
FDIC clawback expense (recovery)	—	29	(29)	(54)	308	(362)
Fraud losses	156	209	(53)	698	376	322
Termination of FDIC loss share agreements charge	—	—	—	2,409	—	2,409
Miscellaneous	875	915	(40)	3,420	2,656	764
Total other noninterest expense	$7,752	$7,398	$354	$25,949	$21,563	$4,386

Income Taxes
We recorded an income tax provision of $18.3 million for the third quarter of 2017, compared to a provision of $12.1 million for the same period in 2016, with effective tax rates of 31% for both periods. For the nine months ended September 30, 2017 and 2016, we recorded income tax provisions of $40.0 million and $32.6 million, respectively, with effective tax rates of 29% for the current year and 31% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to the amount of tax-exempt municipal securities held in the investment portfolio, tax-exempt earnings on bank owned life insurance and loans with favorable tax attributes. In addition, our effective tax rate was reduced in the current year due to the adoption of new share-based payment accounting (ASU 2016-09). For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and Note 2 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
FINANCIAL CONDITION
Total assets were $9.81 billion at September 30, 2017, an increase of $305.0 million from $9.51 billion at December 31, 2016. Cash and cash equivalents grew $98.5 million. Loan growth of $298.6 million during the current year was driven by strong loan originations. Securities available for sale were $2.21 billion at September 30, 2017, a decrease of $70.7 million from December 31, 2016. Total liabilities were $8.49 billion as of September 30, 2017, an increase of $227.6 million from $8.26 billion at December 31, 2016. The increase was primarily due to increased deposits.
Investment Securities Available for Sale
At September 30, 2017, the Company held investment securities totaling $2.21 billion compared to $2.28 billion at December 31, 2016. The decrease in the investment securities portfolio from year-end is due to $200.5 million in principal payments and maturities and $14.1 million in premium amortization offset by $130.9 million in purchases and a $13.0 million decrease in net unrealized loss of securities in the portfolio. The average duration of our investment portfolio was approximately 3 years and 8 months at September 30, 2017. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At September 30, 2017, the market value of securities available for sale had a net unrealized loss of $7.5 million compared to a net unrealized loss of $20.5 million at December 31, 2016. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At September 30, 2017, the Company had $1.31 billion of investment securities with gross unrealized losses of $21.1 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Securities Available for Sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,377,417	$1,465,732
State and municipal securities	483,488	475,060
U.S. government and government-sponsored enterprise securities	341,604	331,902
U.S. government securities	250	800
Other securities	5,114	5,083
Total	$2,207,873	$2,278,577
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2017	% of Total	December 31, 2016	% of Total
	(dollars in thousands)
Commercial business	$2,735,206	42.0%	$2,551,054	41.1%
Real estate:
One-to-four family residential	176,487	2.7%	170,331	2.7%
Commercial and multifamily residential	2,825,794	43.3%	2,719,830	43.7%
Total real estate	3,002,281	46.0%	2,890,161	46.4%
Real estate construction:
One-to-four family residential	145,419	2.2%	121,887	2.0%
Commercial and multifamily residential	213,939	3.3%	209,118	3.4%
Total real estate construction	359,358	5.5%	331,005	5.4%
Consumer	323,913	5.0%	329,261	5.3%
Purchased credit impaired	120,477	1.9%	145,660	2.3%
Subtotal	6,541,235	100.4%	6,247,141	100.5%
Less: Net unearned income	(29,229)	(0.4)%	(33,718)	(0.5)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$6,512,006	100.0%	$6,213,423	100.0%
Loans held for sale	$7,802		$5,846
Total loans increased $298.6 million from year-end 2016. The increase in loans was the result of strong loan originations during the first nine months of the year, partially offset by contractual payments and prepayments. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $29.2 million in unearned income recorded at September 30, 2017 was comprised of $13.9 million in net purchase discounts and $15.3 million in deferred loan fees. The $33.7 million in unearned income recorded at December 31, 2016 consisted of $20.2 million in net purchase discounts and $13.5 million in deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	September 30, 2017	December 31, 2016
Acquisition:	(in thousands)
Intermountain	4,827	6,599
West Coast	9,333	13,957
Other	(211)	(315)
Total net discount at period end	$13,949	$20,241
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2017	December 31, 2016
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$25,213	$11,555
Real estate:
One-to-four family residential	816	568
Commercial and multifamily residential	9,143	11,187
Total real estate	9,959	11,755
Real estate construction:
One-to-four family residential	239	563
Consumer	4,906	3,883
Total nonaccrual loans	40,317	27,756
Other real estate owned and other personal property owned	3,682	5,998
Total nonperforming assets	$43,999	$33,754

Loans, net of unearned income	$6,512,006	$6,213,423
Total assets	$9,814,578	$9,509,607

Nonperforming loans to period end loans	0.62%	0.45%
Nonperforming assets to period end assets	0.45%	0.35%
At September 30, 2017, nonperforming assets were $44.0 million, compared to $33.8 million at December 31, 2016. Nonperforming assets increased $10.2 million during the nine months ended September 30, 2017. This increase was due to a $12.6 million increase in nonaccrual loans, partially offset by a decrease in OREO.

Other Real Estate Owned: The following table sets forth activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$4,058	$10,613	$5,998	$13,738
Transfers in	74	891	74	1,202
Valuation adjustments	(138)	(14)	(364)	(290)
Proceeds from sale of OREO property	(182)	(2,569)	(1,901)	(5,845)
Gain (loss) on sale of OREO, net	(130)	73	(125)	189
Balance, end of period	$3,682	$8,994	$3,682	$8,994
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
At September 30, 2017, our allowance was $71.6 million, or 1.10% of total loans (excluding loans held for sale). This compares with an allowance of $70.0 million, or 1.13% of total loans (excluding loans held for sale) at December 31, 2016 and an allowance of $70.3 million or 1.12% of total loans (excluding loans held for sale) at September 30, 2016.

The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$72,984	$69,304	$70,043	$68,172
Charge-offs:
Commercial business	(1,362)	(2,159)	(6,089)	(8,873)
One-to-four family residential	—	—	(460)	(35)
Commercial and multifamily residential	—	—	—	(26)
One-to-four family residential construction	—	—	(14)	—
Consumer	(263)	(383)	(1,156)	(983)
Purchased credit impaired	(1,633)	(2,062)	(5,372)	(7,826)
Total charge-offs	(3,258)	(4,604)	(13,091)	(17,743)
Recoveries:
Commercial business	688	854	3,997	2,269
One-to-four family residential	40	81	380	142
Commercial and multifamily residential	58	20	263	219
One-to-four family residential construction	20	21	107	280
Commercial and multifamily residential construction	—	107	—	109
Consumer	343	399	876	765
Purchased credit impaired	1,389	2,216	3,737	5,291
Total recoveries	2,538	3,698	9,360	9,075
Net charge-offs	(720)	(906)	(3,731)	(8,668)
Provision (recapture) for loan and lease losses	(648)	1,866	5,304	10,760
Ending balance	$71,616	$70,264	$71,616	$70,264
Total loans, net at end of period, excluding loans held of sale	$6,512,006	$6,259,757	$6,512,006	$6,259,757
Allowance for loan and lease losses to period-end loans	1.10%	1.12%	1.10%	1.12%
Allowance for unfunded commitments and letters of credit
Beginning balance	$3,555	$2,780	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	(75)	125	775	(25)
Ending balance	$3,480	$2,905	$3,480	$2,905

FDIC Loss-sharing Asset
During the second quarter of 2017, the Bank entered into an agreement with the FDIC to terminate all loss-sharing agreements ahead of their contractual maturities. These loss-sharing agreements were entered into in 2010 and 2011 in conjunction with our acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the early termination, all rights and obligations of the Company and the FDIC have been resolved and completed. For additional information on the early termination of the FDIC loss-sharing agreements, see Note 7 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) increased $249.9 million from year-end 2016.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2017, CDARS® deposits and brokered money market deposits were $258.1 million, or 3% of total deposits, compared to $230.4 million at year-end 2016. The brokered deposits have varied maturities.

The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$4,119,950	49.4%	$3,944,495	48.9%
Interest-bearing demand	1,009,378	12.1%	985,293	12.2%
Money market	1,821,262	21.8%	1,791,283	22.2%
Savings	772,858	9.3%	723,667	9.0%
Certificates of deposit, less than $250,000	276,051	3.3%	304,830	3.8%
Total core deposits	7,999,499	95.9%	7,749,568	96.1%
Certificates of deposit, $250,000 or more	84,105	1.0%	79,424	1.0%
Certificates of deposit insured by CDARS®	20,690	0.2%	22,039	0.3%
Brokered money market accounts	237,421	2.9%	208,348	2.6%
Subtotal	8,341,715	100.0%	8,059,379	100.0%
Premium resulting from acquisition date fair value adjustment	2		36
Total deposits	$8,341,717		$8,059,415
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. We had FHLB advances of $6.5 million at both September 30, 2017 and December 31, 2016.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2017 and December 31, 2016, we had deposit customer sweep-related repurchase agreements of $15.9 million and $55.8 million, respectively, which mature on a daily basis as well as a $25.0 million term repurchase agreement, which matures in 2018. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2017, we had commitments to extend credit of $2.28 billion compared to $2.22 billion at December 31, 2016.
Capital Resources
Shareholders’ equity at September 30, 2017 was $1.33 billion, an increase from $1.25 billion at December 31, 2016. Shareholders’ equity was 14% of total period-end assets at September 30, 2017 and 13% at December 31, 2016.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in our 2016 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of September 30, 2017, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at September 30, 2017 and December 31, 2016.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at September 30, 2017 and December 31, 2016:

	Company		Columbia Bank
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Common equity tier 1 (CET1) risk-based capital ratio	12.2025%	11.6450%	12.0166%	11.5051%
Tier 1 risk-based capital ratio	12.2025%	11.6646%	12.0166%	11.5051%
Total risk-based capital ratio	13.1788%	12.6347%	12.9936%	12.4756%
Leverage ratio	10.0883%	9.5526%	9.9353%	9.4275%
Capital conservation buffer	5.1788%	4.6347%	4.9936%	4.4756%
Stock Repurchase Program
On September 27, 2017, the Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 2.9 million shares of our outstanding common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$91,887	$88,318	$270,480	$255,925
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(972)	(1,816)	(3,842)	(4,773)
Incremental accretion income on other acquired loans	(1,903)	(2,749)	(6,207)	(8,896)
Premium amortization on acquired securities	1,527	1,991	4,658	6,390
Interest reversals on nonaccrual loans	311	266	1,323	826
Operating net interest income (tax equivalent) (1)	$90,850	$86,010	$266,412	$249,472
Average interest earning assets	$8,750,561	$8,544,876	$8,641,706	$8,279,639
Net interest margin (tax equivalent) (1)	4.20%	4.13%	4.17%	4.12%
Operating net interest margin (tax equivalent) (1)	4.15%	4.03%	4.11%	4.02%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $3.0 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and an addition to net interest income of $8.7 million and $8.0 million for the nine months ended September 30, 2017 and 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2017, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2016. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2017:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2017 - 7/31/2017	246	$39.26	—	2,900,000
8/1/2017 - 8/31/2017	—	—	—	2,900,000
9/1/2017 - 9/30/2017	533	40.03	—	2,900,000
	779	$39.79	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 779 shares of common stock to pay the shareholders’ withholding taxes.

(2)
On June 22, 2016, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2.9 million shares of its outstanding common stock. The plan was effective on August 24, 2016 and expired on August 24, 2017. On September 27, 2017 the Board approved a new repurchase plan, which authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

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

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 7, 2017	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2017	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2017	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)