Form 10-K
period 2017-12-31
COLUMBIA BANKING SYSTEM INC
filed 2018-03-01
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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
Common Stock, No Par Value
(Title of class)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2017 was $2,276,688,279 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2018 was 73,038,791.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2018 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2017

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

•	the housing markets where we operate and make loans could face challenges;

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
At December 31, 2017, Columbia Bank had locations throughout Washington, Oregon and Idaho. The vast majority of Columbia Bank’s loans and deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, and the Idaho Department of Finance. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Our goal is to continue to be a leading Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for exceptional customer satisfaction in order to be recognized as the bank of choice for individual and business customers in all markets we serve.
We have established a network of 155 branches in Washington, Oregon and Idaho as of December 31, 2017 from which we intend to grow market share. We operate 75 branches in 21 counties in the state of Washington, 66 branches in 16 counties in Oregon and 14 branches in 10 counties in Idaho.
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
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diversified loan and deposit portfolio. We continue to build our strong core deposit base, expanding total revenue and controlling expenses in an effort to gain operational efficiencies and increase our return on average equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our diverse products, our strategic branch locations and the long-standing community presence of our managers and staff, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments and other financial services. We are dedicated to increasing market share in the communities we serve by continuing to leverage our existing branch network and considering business combinations that are consistent with our expansion strategy throughout the Northwest. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.
To that end, on November 1, 2017 the Company completed its acquisition of Pacific Continental Corporation, the parent company of Pacific Continental Bank headquartered in Eugene, Oregon (“Pacific Continental”). The Company acquired approximately $2.94 billion in assets, including $1.87 billion in loans measured at fair value, and approximately $2.12 billion in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.

Products & Services
We place the highest priority on customer service and assist our clients in making informed decisions when selecting from the products and services we offer. We continually review our product and service offerings to ensure that we provide our customers with the tools to meet their financial needs. A more complete listing of all the services and products available to our customers can be found on our website: www.columbiabank.com. Some of the core products and services we offer include:

Personal Banking	Business Banking	Wealth Management
• Checking and Savings Accounts	• Checking and Savings Accounts	• Financial Services
• Debit and Credit Cards	• Debit and Credit Cards	• Private Banking
• Digital Banking	• Business Loans	• Trust and Investment Services
• Personal Loans	• Professional Banking
• Home Loans	• Treasury Management
• Foreign Currency	• Merchant Card Services
• International Banking
Personal Banking: We offer our personal banking customers an assortment of account products including noninterest and interest-bearing checking, savings, money market and certificate of deposit accounts. Overdraft protection is also available with direct links to the customer’s checking account. Personal banking customers may also choose from a variety of loan products including home mortgages for purchases and refinances, home equity loans and lines of credit, and other personal loans. Eligible personal banking customers with checking accounts are provided a Visa® Debit Card. Further, a variety of Visa® Credit Cards are available to eligible personal banking customers.
In addition, Columbia Connect, our personal digital banking platform, allows our personal banking customers to safely and securely conduct their banking business 24 hours a day, 7 days a week across all of their devices. Columbia Connect has simple navigation and provides access to frequently used features such as depositing checks, paying bills, transferring funds, or locating the nearest Columbia Bank branch or ATM.
Business Banking: A variety of checking, savings, interest bearing money market and certificate of deposit accounts are offered to business banking customers to satisfy all their banking needs. In addition to these core banking products, we provide a breadth of services to support the complete financial needs of small and middle market businesses including Business Debit and Credit Cards, Business Loans, Healthcare Banking, Treasury Management, Merchant Card Services, and International Banking.
Business Debit and Credit Cards
Our business banking customers are offered a selection of Visa® Cards including the Business Debit Card that works like a check wherever Visa® is accepted. We also partner with Elan Financial Services to offer a variety of Visa® Credit Cards that come with important business features including expense management tools, free employee cards and added security benefits. A specialty community card for nonprofit organizations and municipalities is also available.
Business Loans
We offer a variety of loan products tailored to meet the diverse needs of business banking customers. Business loan products include agricultural loans, asset-based loans, builder and other commercial real estate loans, and loans guaranteed by the Small Business Administration. In addition, we offer a suite of Business Edge loans designed for small businesses looking to expand, purchase equipment, or in need of working capital.
Professional Banking
Columbia Professional Bankers are uniquely qualified to help dentists, physicians and veterinarians acquire, build and grow their practice. We offer tailored banking solutions delivered by experienced bankers with the industry knowledge necessary to meet their business’s unique needs.

Treasury Management
Columbia Bank’s diversified Treasury Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions. Columbia’s clients, of all sizes, choose from a full range of transaction and Treasury Management tools to gain more control over their money. Treasury Management solutions include Business Online and Mobile Banking, Business Bill Pay, Automated Clearing House (ACH) collections and payments, Remote Deposit Capture, and a variety tools to protect against fraud and manage excess funds.
Merchant Card Services
In 2017, we partnered with Vantiv to provide businesses with a broad range of payment acceptance solutions to meet their customer’s needs. Our Merchant Card Services powered by Vantiv provide businesses with sophisticated technology, competitive pricing and best-in-class service for their merchant needs.
International Banking
Columbia International Banking offers a range of financial services to help our business customers explore global markets and conduct international trade smoothly and expediently. We are proud to provide small and mid-size businesses with the same caliber of expertise and personalized service that national banks usually limit to large businesses. Our experience with foreign currency exchange, letters of credit, foreign collections and trade finance services can help companies open the door to new markets and suppliers overseas.
Wealth Management: We offer tailored solutions to individuals, families and professional businesses in the areas of financial services and private banking, as well as trust and investment services.
CB Financial Services
CB Financial Services(1) offers a comprehensive array of financial solutions that focuses on wealth management by delivering personalized service and experience through dedicated financial advisors serving various geographical areas.
Financial Services solutions include:
• Financial Planning: Asset Allocation, Net Worth Analysis, Estate Planning & Preservation(2), Education Funding, Wealth Transfer.
• Wealth Management: Professional Asset Management, Tailored Investment Strategies, and Professional Money Managers.
• Insurance Solutions: Long-Term Care, Life, and Disability Insurance.

•	Individual Retirement Solutions: Retirement Planning, Retirement Income Strategies, and Traditional and Roth IRAs.

•	Business Solutions: Business Retirement Plans, Key Person Insurance, Business Succession Planning, and Deferred Compensation Plans.
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

Trust and Investment Services: Through our Columbia Trust Company subsidiary, we offer a wide range of high quality fiduciary, investment and administrative trust services, coupled with local, personalized attention to the unique requirements of each trust. Services include Personal Trusts, Special Needs (Supplemental) Trusts, Estate Settlement Services, Investment Agency and Charitable Management Services. A more complete listing of all the services and products available to our customers can be found on Columbia Trust’s website: www.columbiatrustcompany.com. Information contained on Columbia Trust’s website is not incorporated by reference into this report.
Competition
Our industry remains highly competitive despite a slow recovery from the economic crisis. Several other financial institutions with greater resources compete for banking business in our market areas. These competitors have the ability to make larger loans, finance extensive advertising and promotional campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to compete with non-banking companies such as credit unions, brokerage houses, financial technology companies and other financial services companies. We compete for deposits, loans, and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level.
Employees
As of December 31, 2017, the Company employed 2,120 full-time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive pay and benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees was demonstrated by Columbia Bank being honored as one of the Puget Sound Business Journal’s “Washington’s Best Workplaces” for the eleventh consecutive year.
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
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. In addition, recent political developments, including the change in the presidential administration in the United States, have added additional uncertainty to the implementation, scope and timing of regulatory reforms. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

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
Dividends and Stress Testing
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
In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion over a specified period of time to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. As a result of the acquisition of Pacific Continental, we now have greater than $10 billion in total consolidated assets. We expect that the Federal Reserve, the FDIC and the Washington Department of Financial Institutions’ Division of Banks will consider the results of those stress testing requirements as an important factor in evaluating our capital adequacy and that of the Bank, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by the Bank may be an unsafe or unsound practice. Columbia will be required to publish its first stress test results in 2019.
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor the capital adequacy of the Bank. The risk-based capital standards currently applicable to the Company and the Bank, parts of which are subject to phase-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). We believe that, as of December 31, 2017, we and the Bank would meet all capital adequacy requirements under the New Capital Rules, as described below, on a fully phased-in basis as if such requirements were then in effect.
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
Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the net stable funding ratio for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank. The federal banking regulators have not released the final rule.

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
As of December 31, 2017, we and the Bank were well-capitalized with CET1 capital ratios of 11.7421% and 12.0133%, respectively, Tier 1 capital ratios of 11.8196% and 12.0133%, respectively, total capital ratios of 12.9796% and 12.8123%, respectively, and Tier 1 leverage ratios of 10.9611% and 10.8186%, respectively.
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
Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, FDIC safety and soundness examinations for a bank of our size are completed on an annual basis through the execution of a quarterly focal review process. The FDIC and state bank regulatory agencies complete these examinations on a combined schedule.
The Consumer Financial Protection Bureau (the “CFPB”) has primary examination and enforcement authority over institutions with assets of $10 billion or more. Our consolidated assets exceeded $10 billion following the acquisition of Pacific Continental and we are now subject to CFPB examination of our Bank and enforcement with respect to various federal consumer protection laws, as well as continued examination by the FCIC on certain consumer regulations. State authorities are also responsible for monitoring our compliance with all state consumer laws.
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
Consumer Financial Protection Bureau. As described above, we are subject to oversight and examination by the CFPB because our total consolidated assets exceed $10 billion.
Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” The Volcker Rule does not significantly impact the operations of the Company and the Bank, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.
Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
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
Previously, we qualified for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total consolidated assets of less than $10 billion as of the end of the previous calendar year. As a result of the acquisition of Pacific Continental, we have consolidated assets exceeding $10 billion and we will be subject to the interchange fee cap beginning July 1, 2018. We currently anticipate a pre-tax annual impact of approximately $10 million because we will no longer qualify for the small issuer exemption.

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. With the acquisition of Pacific Continental on November 1, 2017, Columbia’s consolidated assets exceeded $10 billion. Because our Bank’s total consolidated assets equal or exceed $10 billion, we or our Bank, as applicable, will, among other requirements:

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
Prior to exceeding $10 billion or more in total consolidated assets, Columbia began analyzing these requirements and developing systems and action plans to ensure we are prepared to comply with the rules when and if they become applicable. For instance, we have already established a dedicated risk committee as described above.
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
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates. Although the pace of recovery of the national economy has begun to accelerate, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company.

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
In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, from which the market continues to slowly recover. At December 31, 2017, 61% of our total gross loans, were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
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
Our acquisitions, including our recent acquisition of Pacific Continental, and the integration of acquired businesses subject us to various risks and may not result in all of the benefits anticipated, and future acquisitions may be dilutive to current shareholders.
We have in the past and may in the future seek to grow our business by acquiring other businesses. On November 1, 2017, we completed our acquisition of Pacific Continental. Our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
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
We will be subject to heightened regulatory requirements as we exceeded $10 billion in assets.
With the acquisition of Pacific Continental on November 1, 2017, the Bank’s total assets exceeded $10 billion. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total consolidated assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total consolidated assets, including ours, are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, the Bank was subject to regulations adopted by the CFPB, but the FDIC was primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
We may be required, in the future, to recognize impairment with respect to investment securities.
Our securities portfolio currently includes securities with unrecognized losses. At December 31, 2017, gross unrealized losses in our securities portfolio were $34.3 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
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
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, two operations facilities in Pierce County, Washington and one operations facility in Wilsonville, Oregon.
The Company’s branch network as of December 31, 2017 is made up of 155 branches located throughout several Washington, Oregon and Idaho counties compared to 143 branches at December 31, 2016. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table:

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	75	56	19
Oregon branches	66	34	32
Idaho branches	14	10	4
Total Columbia Bank branches	155	100	55
For additional information concerning our premises and equipment and lease obligations, see Notes 9 and 18, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Quarterly Common Stock Prices and Dividends
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “COLB.” Quarterly high and low sales prices and dividend information for the last two years are presented in the following table. The prices shown do not include retail mark-ups, mark-downs or commissions:

			Cash Dividends Declared
2017	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$45.68	$36.38	$0.22	$—	$0.22
Second quarter	$41.49	$36.10	0.22	—	0.22
Third quarter	$42.92	$35.67	0.22	—	0.22
Fourth quarter	$48.06	$41.09	0.22	—	0.22
For the year	$48.06	$35.67	$0.88	$—	$0.88

			Cash Dividends Declared
2016	High	Low	Regular	Special	Total Cash Dividends Declared
First quarter	$32.15	$26.56	$0.18	$0.20	$0.38
Second quarter	$31.81	$26.17	0.19	0.18	0.37
Third quarter	$33.28	$26.21	0.20	0.19	0.39
Fourth quarter	$45.27	$31.75	0.20	0.19	0.39
For the year	$45.27	$26.17	$0.77	$0.76	$1.53
On December 31, 2017, the last sale price for our stock on the NASDAQ Global Select Market was $43.44. At January 31, 2018, the number of shareholders of record was 3,283. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2017, a total of 18,326 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Subsequent to year end, on January 25, 2018, the Company declared a quarterly cash dividend of $0.22 per share, payable on February 21, 2018, to shareholders of record at the close of business on February 7, 2018.

Equity Compensation Plan Information
The following table provides information as of December 31, 2017, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2017:

	Year Ended December 31, 2017
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	18,326	$38.88	1,305,089
Equity compensation plans not approved by security holders	—	—	—
 __________

(1)	Includes shares to be issued upon exercise of options under the West Coast Bancorp (‘West Coast”) plan, which was assumed as a result of the 2013 West Coast acquisition.

(2)
Includes 893,982 shares available for future issuance under the current stock option and equity compensation plan and 411,107 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2017.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2017:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan (2)
10/1/2017 - 10/31/2017	687	$42.07	—	2,900,000
11/1/2017 - 11/30/2017	—	—	—	2,900,000
12/1/2017 - 12/31/2017	514	47.03	—	2,900,000
	1,201	$44.19	—
 __________

(1)	Common shares repurchased by the Company during the quarter relate to shares withheld to pay taxes due upon vesting of restricted stock.

(2)	On September 27, 2017, the Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 2.9 million shares of its outstanding common stock.

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
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite and the KBW Regional Banking Index was $100 on December 31, 2012, and that all dividends were reinvested.

Index	Period Ending
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Columbia Banking System, Inc.	100.00	155.98	162.49	199.74	288.77	286.92
NASDAQ Composite	100.00	140.17	160.95	172.39	187.85	243.70
KBW Regional Banking Index	100.00	146.83	150.39	159.41	221.77	225.78
Source: Bloomberg LP, New York City, NY

ITEM 6.     SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data (1)

	2017 (2)	2016	2015	2014 (3)	2013 (4)
	(dollars in thousands except per share amounts)
For the Year
Interest income	$374,746	$337,969	$328,891	$308,042	$296,935
Interest expense	$6,757	$4,350	$4,004	$3,994	$5,840
Net interest income	$367,989	$333,619	$324,887	$304,048	$291,095
Provision (recapture) for loan and lease losses	$8,631	$10,778	$8,591	$6,727	$(101)
Noninterest income	$109,642	$88,082	$91,473	$59,750	$26,700
Noninterest expense	$291,017	$261,142	$266,149	$239,286	$230,886
Net income	$112,828	$104,866	$98,827	$81,574	$60,016
Net income applicable to common shareholders	$112,828	$104,709	$98,690	$81,478	$59,984
Per Common Share
Earnings (Basic)	$1.86	$1.81	$1.71	$1.53	$1.24
Earnings (Diluted)	$1.86	$1.81	$1.71	$1.52	$1.21
Book Value	$26.70	$21.52	$21.48	$21.34	$20.50
Averages
Total assets	$10,134,306	$9,311,621	$8,655,243	$7,468,091	$6,558,517
Interest-earning assets	$9,098,276	$8,363,309	$7,685,734	$6,561,047	$5,754,543
Loans	$6,682,259	$6,052,389	$5,609,261	$4,782,369	$4,140,826
Securities, including Federal Home Loan Bank stock	$2,350,844	$2,269,121	$2,031,859	$1,708,575	$1,474,744
Deposits	$8,482,350	$7,774,309	$7,146,828	$6,187,342	$5,420,577
Shareholders’ equity	$1,410,056	$1,269,801	$1,246,952	$1,109,581	$979,099
Financial Ratios
Net interest margin (tax equivalent)	4.18%	4.12%	4.35%	4.76%	5.16%
Return on average assets	1.11%	1.13%	1.14%	1.09%	0.92%
Return on average common equity	8.00%	8.26%	7.93%	7.36%	6.14%
Average equity to average assets	13.91%	13.64%	14.41%	14.86%	14.93%
At Year End
Total assets	$12,716,886	$9,509,607	$8,951,697	$8,578,846	$7,161,582
Loans	$8,358,657	$6,213,423	$5,815,027	$5,445,378	$4,517,296
Allowance for loan and lease losses	$75,646	$70,043	$68,172	$69,569	$72,454
Securities, including Federal Home Loan Bank stock	$2,753,271	$2,288,817	$2,170,416	$2,131,622	$1,696,640
Deposits	$10,532,085	$8,059,415	$7,438,829	$6,924,722	$5,959,475
Core deposits	$10,039,557	$7,749,568	$7,238,713	$6,753,142	$5,830,384
Shareholders’ equity	$1,949,922	$1,251,012	$1,242,128	$1,228,175	$1,053,249
Nonperforming Assets
Nonaccrual loans	$66,189	$27,756	$21,464	$31,352	$34,015
Other real estate owned and other personal property owned	13,298	5,998	13,738	22,225	36,037
Total nonperforming assets	$79,487	$33,754	$35,202	$53,577	$70,052
Nonperforming loans to year end loans	0.79%	0.45%	0.37%	0.58%	0.75%
Nonperforming assets to year end assets	0.63%	0.35%	0.39%	0.62%	0.98%
Allowance for loan and lease losses to year end loans	0.91%	1.13%	1.17%	1.28%	1.60%
Net loan charge-offs	$3,028	$8,907	$9,988	$9,612	$9,745
Other nonfinancial data
Full-time equivalent employees	2,120	1,819	1,868	1,934	1,695
Banking branches	155	143	149	154	142
 __________

(1)
These unaudited schedules were derived from our audited financial statements and provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)
During 2017, Columbia acquired Pacific Continental Corporation. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.

(3)	During 2014, Columbia acquired Intermountain Community Bancorp.

(4)	During 2013, Columbia acquired West Coast Bancorp.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2017 (2)	2016	2015	2014 (3)	2013 (4)
	(in thousands, except per share amounts)
Interest Income:
Loans	$324,229	$291,465	$286,166	$268,279	$266,284
Taxable securities	38,659	35,167	30,774	28,754	20,459
Tax-exempt securities	11,045	11,121	11,842	10,830	9,837
Deposits in banks	813	216	109	179	355
Total interest income	374,746	337,969	328,891	308,042	296,935
Interest Expense:
Deposits	4,800	3,134	2,977	3,005	3,962
Federal Home Loan Bank advances	1,078	671	474	396	(404)
Prepayment charge on Federal Home Loan Bank advances	—	—	—	—	1,548
Subordinated debentures	304	—	—	—	—
Other borrowings	575	545	553	593	734
Total interest expense	6,757	4,350	4,004	3,994	5,840
Net Interest Income	367,989	333,619	324,887	304,048	291,095
Provision (recapture) for loan and lease losses	8,631	10,778	8,591	6,727	(101)
Net interest income after provision (recapture) for loan and lease losses	359,358	322,841	316,296	297,321	291,196
Noninterest income	109,642	88,082	91,473	59,750	26,700
Noninterest expense	291,017	261,142	266,149	239,286	230,886
Income before income taxes	177,983	149,781	141,620	117,785	87,010
Provision for income taxes	65,155	44,915	42,793	36,211	26,994
Net Income	$112,828	$104,866	$98,827	$81,574	$60,016
Less: Dividends on preferred stock	—	157	137	96	32
Net Income Applicable to Common Shareholders	$112,828	$104,709	$98,690	$81,478	$59,984
Per Common Share
Earnings basic	$1.86	$1.81	$1.71	$1.53	$1.24
Earnings diluted	$1.86	$1.81	$1.71	$1.52	$1.21
Average number of common shares outstanding (basic)	59,882	57,184	57,019	52,618	47,993
Average number of common shares outstanding (diluted)	59,888	57,193	57,032	53,183	49,051
Total assets at year end	$12,716,886	$9,509,607	$8,951,697	$8,578,846	$7,161,582
Cash dividends declared per common share	$0.88	$1.53	$1.34	$0.94	$0.41
 __________

(1)
These unaudited schedules were derived from our audited financial statements and provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

(2)
During 2017, Columbia acquired Pacific Continental Corporation. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.

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
The measure of estimated credit losses for the ASC 450 component is based upon the loss experience over a historical base period adjusted for a loss emergence period. The loss emergence period is an estimate of the period that it takes, on average, for us to identify the amount of loss incurred for a loan that has suffered a loss-causing event. Management then considers the effects of the following qualitative factors to ensure our allowance reflects the inherent losses in the loan portfolio:

•	Economic and business conditions;

•	Concentration of credit;

•	Lending management and staff;

•	Lending policies and procedures;

•	Loss and recovery trends;

•	Nature and volume of the portfolio;

•	Trends in problem loans, loan delinquencies and nonaccrual loans;

•	Quality of internal loan review; and

•	External factors.
These qualitative factors have a high degree of subjectivity and changes in any of the factors could have a significant impact on our calculation of the allowance. The qualitative adjustment by loan segment is based upon management's assessment of inherent losses within a range between the weighted historical loss factor by segment and the maximum consecutive quarterly losses in the relevant loss emergence period by segment over the historical base period.
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
Valuation and Recoverability of Goodwill
Goodwill represented $765.8 million of our $12.72 billion in total assets as of December 31, 2017. The Company has a single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2017, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 10 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2017 Financial Summary
Income Statement

•	Consolidated net income for 2017 was $112.8 million, or $1.86 per diluted common share, compared with net income of $104.9 million, or $1.81 per diluted common share, in 2016.

◦
Net interest income for 2017 increased 10% to $368.0 million compared to $333.6 million for 2016. Interest income was $374.7 million in 2017, compared to $338.0 million in 2016. The increase was primarily due to higher average loan and securities volumes. Interest expense increased $2.4 million compared to 2016, due to higher rates on interest-bearing liabilities.

◦
Provision for loan and lease losses was $8.6 million in 2017, compared to $10.8 million in 2016. Provision expense for the current year was driven by net charge-offs and growth in the loan portfolio from the Pacific Continental acquisition as well as organic growth. The decreased provision expense from the prior year was principally due to lower net charge-offs in the current year.

◦
Noninterest income was $109.6 million for 2017, an increase from $88.1 million for 2016. The increase was primarily due to the $14.0 million gain on the sale of our merchant card services portfolio in 2017.

◦
Noninterest expense increased $29.9 million, or 11% to $291.0 million for 2017 due to higher acquisition-related expenses in the current year as well as higher ongoing expenses related to our acquisition of Pacific Continental.

Balance Sheet

•
Total assets at December 31, 2017 were $12.72 billion, up 34% from $9.51 billion at the end of 2016. The increase in total assets as well as the increase in line items of our balance sheet were primarily driven by the acquisition of Pacific Continental in 2017.

•	The Company is well-capitalized with a total risk-based capital ratio of 12.9796% at December 31, 2017.

◦	Investment securities available for sale at December 31, 2017 were $2.74 billion, up 20% from $2.28 billion at December 31, 2016.

◦	Loans were $8.36 billion, an increase of 35% from $6.21 billion at the end of 2016.

◦
The allowance for loan and lease losses increased to $75.6 million at December 31, 2017 compared to $70.0 million at December 31, 2016 due to the increase in size of the loan portfolio. The Company’s allowance was 0.91% of total loans, compared with 1.13% at the end of 2016. This ratio was impacted by our acquisition of Pacific Continental in 2017.

◦
Nonperforming assets totaled $79.5 million at December 31, 2017, up from $33.8 million at December 31, 2016. The increase in nonperforming assets was due to a $19.1 million increase attributable to the acquisition of Pacific Continental, with the remaining $14.7 million increase from non-acquired nonperforming assets. Nonperforming assets to year end assets increased to 0.63% at December 31, 2017 compared to 0.35% at December 31, 2016.

◦	Deposits totaled $10.53 billion at December 31, 2017 compared to $8.06 billion at December 31, 2016.

◦
Core deposits totaled $10.04 billion at December 31, 2017, compared to $7.75 billion at December 31, 2016. Core deposits represented 95% of total deposits at December 31, 2017, compared to 96% at December 31, 2016.

◦	Federal Home Loan Bank advances were $11.6 million at December 31, 2017, an increase of $5.1 million compared to December 31, 2016.

◦	Subordinated debentures of $35.6 million were assumed in the acquisition of Pacific Continental.

Business Combinations
On November 1, 2017, the Company completed its acquisition of Pacific Continental. The Company acquired approximately $2.94 billion in assets, including $1.87 billion in loans measured at fair value and $2.12 billion in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.
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
RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last three years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Year ended
	2017	Amount	%	2016	Amount	%	2015
	(dollars in thousands, except per share amounts)
Interest income	$374,746	$36,777	11	$337,969	$9,078	3	$328,891
Interest expense	6,757	2,407	55	4,350	346	9	4,004
Net interest income	367,989	34,370	10	333,619	8,732	3	324,887
Provision for loan and lease losses	8,631	(2,147)	(20)	10,778	2,187	25	8,591
Noninterest income	109,642	21,560	24	88,082	(3,391)	(4)	91,473
Noninterest expense:
Compensation and employee benefits	169,674	19,392	13	150,282	872	1	149,410
Other expense	121,343	10,483	9	110,860	(5,879)	(5)	116,739
Total	291,017	29,875	11	261,142	(5,007)	(2)	266,149
Income before income taxes	177,983	28,202	19	149,781	8,161	6	141,620
Provision for income taxes	65,155	20,240	45	44,915	2,122	5	42,793
Net income	$112,828	$7,962	8	$104,866	$6,039	6	$98,827
Less: earnings allocated to participating securities	1,504	(52)	(3)	1,556	306	24	1,250
Earnings allocated to common shareholders	$111,324	$8,014	8	$103,310	$5,733	6	$97,577
Earnings per common share, diluted	$1.86	$0.05	3	$1.81	$0.10	6	$1.71
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
Net Interest Income Summary

	2017			2016			2015
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(3)	$6,682,259	$330,400	4.94%	$6,052,389	$296,283	4.90%	$5,609,261	$289,450	5.16%
Taxable securities (4)	1,886,128	38,659	2.05%	1,804,004	35,167	1.95%	1,577,711	30,774	1.95%
Tax exempt securities (3)	464,716	16,992	3.66%	465,117	17,109	3.68%	454,148	18,219	4.01%
Interest-earning deposits with banks	65,173	813	1.25%	41,799	216	0.52%	44,614	109	0.26%
Total interest-earning assets	9,098,276	386,864	4.25%	8,363,309	348,775	4.17%	7,685,734	338,552	4.40%
Other earning assets	181,792			156,871			149,476
Noninterest-earning assets	854,238			791,441			820,033
Total assets	$10,134,306			$9,311,621			$8,655,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$406,406	$656	0.16%	$426,296	$522	0.12%	$483,193	$868	0.18%
Savings accounts	774,340	96	0.01%	698,687	71	0.01%	637,464	70	0.01%
Interest-bearing demand	1,031,719	950	0.09%	952,135	695	0.07%	982,491	612	0.06%
Money market accounts	2,158,656	3,098	0.14%	1,993,283	1,846	0.09%	1,834,733	1,427	0.08%
Total interest-bearing deposits	4,371,121	4,800	0.11%	4,070,401	3,134	0.08%	3,937,881	2,977	0.08%
Federal Home Loan Bank advances	79,788	1,078	1.35%	79,673	671	0.84%	70,678	474	0.67%
Subordinated debentures	5,905	304	5.15%	—	—	—%	—	—	—%
Other borrowings and interest-bearing liabilities	55,913	575	1.03%	77,022	545	0.71%	88,924	553	0.62%
Total interest-bearing liabilities	4,512,727	6,757	0.15%	4,227,096	4,350	0.10%	4,097,483	4,004	0.10%
Noninterest-bearing deposits	4,111,229			3,703,908			3,208,947
Other noninterest-bearing liabilities	100,294			110,816			101,861
Shareholders’ equity	1,410,056			1,269,801			1,246,952
Total liabilities & shareholders’ equity	$10,134,306			$9,311,621			$8,655,243
Net interest income (tax equivalent)		$380,107			$344,425			$334,548
Net interest spread (tax equivalent)			4.10%			4.07%			4.30%
Net interest margin (tax equivalent)			4.18%			4.12%			4.35%
Average interest-earning assets to average interest-bearing liabilities			201.61%			197.85%			187.57%
 __________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $7.1 million in 2017, $5.3 million in 2016 and $4.9 million in 2015. The accretion of net unearned discounts on certain acquired loans was $8.7 million in 2017, $12.0 million in 2016, and $18.1 million in 2015.

(2)
Incremental accretion on purchased credit impaired loans is also included in loan interest earned. The incremental accretion income on purchased credit impaired loans was $4.1 million in 2017, $6.0 million in 2016 and $9.1 million in 2015.

(3)
Yields on fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $6.2 million, $4.8 million and $3.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $5.9 million, $6.0 million and $6.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(4)	During the twelve months ended December 31, 2017, the Company recorded a $1.8 million adjustment to premium amortization, which decreased interest income on taxable securities.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2017 and 2016, as well as between 2016 and 2015 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2017 Compared to 2016 Increase (Decrease) Due to			2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$31,116	$3,001	$34,117	$22,155	$(15,322)	$6,833
Taxable securities	1,640	1,852	3,492	4,411	(18)	4,393
Tax-exempt securities	(15)	(102)	(117)	432	(1,542)	(1,110)
Interest earning deposits with banks	169	428	597	(7)	114	107
Interest income	$32,910	$5,179	$38,089	$26,991	$(16,768)	$10,223
Interest Expense
Deposits:
Certificates of deposit	$(25)	$159	$134	$(93)	$(253)	$(346)
Savings accounts	8	17	25	6	(5)	1
Interest-bearing demand	62	193	255	(19)	102	83
Money market accounts	164	1,088	1,252	131	288	419
Total interest on deposits	209	1,457	1,666	25	132	157
Federal Home Loan Bank advances	1	406	407	65	132	197
Subordinated debentures	304	—	304	—	—	—
Other borrowings and interest-bearing liabilities	(45)	75	30	267	(275)	(8)
Interest expense	$469	$1,938	$2,407	$357	$(11)	$346
	$32,441	$3,241	$35,682	$26,634	$(16,757)	$9,877
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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$4,107	$5,972	$9,096
Other FDIC acquired loans (2)	—	—	234
Other acquired loans	8,689	11,983	17,862
Total incremental accretion income	$12,796	$17,955	$27,192
Net interest margin (tax equivalent)	4.18%	4.12%	4.35%
Operating net interest margin (tax equivalent) (1)	4.15%	4.01%	4.15%
__________
(1) Operating net interest margin (tax equivalent) is a Non-GAAP financial measure. See Non-GAAP financial measures section of “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
(2) For 2017 and 2016, incremental accretion income on other FDIC acquired loans was no longer considered significant.

Comparison of 2017 with 2016
Taxable-equivalent net interest income totaled $380.1 million in 2017, compared with $344.4 million for 2016. The increase in net interest income during 2017 resulted from the increase in the size of the loan and securities portfolios, primarily due to the Pacific Continental acquisition, partially offset by lower incremental accretion income from acquired loans.
The Company’s net interest margin (tax equivalent) increased from 4.12% for the year ended December 31, 2016 to 4.18% for the current year due primarily to higher yields on loans as well as higher loan volumes, partially offset by decreased impact of accretion income on the loan portfolio. The Company’s operating net interest margin (tax equivalent) increased from 4.01% for the year ended December 31, 2016 to 4.15% for the current year due to higher volumes and rates on loans.
For a discussion of the methodologies used by management in recording interest income on loans, please see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2016 with 2015
Taxable-equivalent net interest income totaled $344.4 million in 2016, compared with $334.5 million for 2015. The increase in net interest income during 2016 resulted from the increase in the size of the loan and securities portfolios. These increases were partially offset by lower incremental accretion from acquired loans as well as lower yields on loan originations and renewals and purchased securities.
The Company’s net interest margin (tax equivalent) decreased from 4.35% for the year ended December 31, 2015 to 4.12% for the year ended December 31, 2016 primarily due to the decreased impact of accretion income on the loan portfolio as well as lower yields on loans and securities. The Company’s operating net interest margin (tax equivalent) decreased from 4.15% in 2015 to 4.01% for 2016. The decrease was due to the combination of lower rates on loans as well as securities from 2015.
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
The Company recorded provision expense of $8.6 million, $10.8 million and $8.6 million in 2017, 2016 and 2015. respectively. The provision recorded in 2017 reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
For the years ended December 31, 2017, 2016 and 2015, net loan charge-offs amounted to $3.0 million, $8.9 million, and $10.0 million, respectively.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(dollars in thousands)
Deposit account and treasury management fees	$30,381	$1,881	7%	$28,500	$49	—%	$28,451
Card revenue	25,627	2,007	8%	23,620	930	4%	22,690
Financial services and trust revenue	11,478	212	2%	11,266	(1,330)	(11)%	12,596
Loan revenue	12,399	1,432	13%	10,967	35	—%	10,932
Merchant processing revenue	4,283	(4,449)	(51)%	8,732	(243)	(3)%	8,975
Bank owned life insurance (BOLI)	5,380	834	18%	4,546	105	2%	4,441
Investment securities gains (losses), net	(11)	(1,192)	(101)%	1,181	(400)	(25)%	1,581
Change in FDIC loss-sharing asset	(447)	2,138	(83)%	(2,585)	1,425	(36)%	(4,010)
Gain on sale of merchant card services portfolio	14,000	14,000	100%	—	—	—%	—
Other	6,552	4,697	253%	1,855	(3,962)	(68)%	5,817
Total noninterest income	$109,642	$21,560	24%	$88,082	$(3,391)	(4)%	$91,473
Comparison of 2017 with 2016
The $21.6 million increase in noninterest income was principally from the $14.0 million gain on sale of the merchant card services portfolio on July 1, 2017. With that sale, we transitioned the delivery of those services from in-house to an outsourced model to better serve our business clients via a broader selection of competitive, best-in-class payment processing solutions. Subsequent to the sale, we ceased recording revenue in “Merchant processing revenue” and began recording our share of net merchant services revenue in “Card revenue.” For the current year, that revenue share was $1.1 million. Also contributing to the increase was higher other noninterest income, principally from a current year BOLI benefit of $4.2 million, compared to a BOLI benefit of $254 thousand in the comparison period. Finally, as a result of our termination of loss-sharing in the current year, the change in FDIC loss-sharing asset improved from a charge of $2.6 million in the comparison period to a charge of $447 thousand in the current year. However, we also recognized in noninterest expense a $2.4 million charge related to loss-sharing termination. For additional information on the FDIC loss-sharing asset, please see the “FDIC Loss-sharing Asset” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Comparison of 2016 with 2015
Noninterest income for the year ended December 31, 2016 was $88.1 million, a decrease of $3.4 million from 2015. The decrease from 2015 was due to a $3.1 million adjustment recorded in 2015 to other noninterest income related to the mortgage repurchase liability established with our acquisition of West Coast as well as a decrease of $1.3 million in financial services and trust revenue. The decrease in financial services revenue was driven by reduced investment activity in 2016. Investment activity was negatively impacted by employee turnover and efforts expended to comply with certain new fiduciary rules related to providing investment advice. Partially offsetting these decreases was an increase in card revenue, which consists principally of debit card interchange and ATM fees. In addition to these net decreases, there was a decrease in the charge relating to the change in FDIC loss-sharing asset from a charge of $4.0 million in 2015 to $2.6 million in 2016.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(dollars in thousands)
Compensation and employee benefits	$169,674	$19,392	13%	$150,282	$872	1%	$149,410
All other noninterest expense:
Occupancy	32,407	(1,327)	(4)%	33,734	(1,084)	(3)%	34,818
Merchant processing expense	2,196	(2,134)	(49)%	4,330	126	3%	4,204
Advertising and promotion	4,466	(132)	(3)%	4,598	(115)	(2)%	4,713
Data processing	18,205	1,717	10%	16,488	(933)	(5)%	17,421
Legal and professional services	15,151	7,262	92%	7,889	(1,719)	(18)%	9,608
Taxes, license and fees	4,773	(412)	(8)%	5,185	(210)	(4)%	5,395
Regulatory premiums	3,183	(594)	(16)%	3,777	(1,029)	(21)%	4,806
Net cost (benefit) of operation of other real estate owned	468	(83)	(15)%	551	2,180	(134)%	(1,629)
Amortization of intangibles	6,333	387	7%	5,946	(936)	(14)%	6,882
Other	34,161	5,799	20%	28,362	(2,159)	(7)%	30,521
Total all other noninterest expense	121,343	10,483	9%	110,860	(5,879)	(5)%	116,739
Total noninterest expense	$291,017	$29,875	11%	$261,142	$(5,007)	(2)%	$266,149
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$8,014	$35	$3,893
Occupancy	1,912	2,383	2,357
Advertising and promotion	467	—	448
Data processing	1,555	18	2,005
Legal and professional fees	4,618	291	1,254
Taxes, licenses and fees	10	—	—
Other	620	—	960
Total impact of acquisition-related costs to noninterest expense	$17,196	$2,727	$10,917
Acquisition-related expenses by transaction:
West Coast	$—	$—	$72
Intermountain	—	2,436	10,845
Pacific Continental (1)	17,196	291	—
Total impact of acquisition-related costs to noninterest expense	$17,196	$2,727	$10,917
__________
(1) The Company completed the acquisition of Pacific Continental on November 1, 2017. See Note 2 of the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.

Comparison of 2017 with 2016
Noninterest expense was $291.0 million in 2017, an increase of $29.9 million, or 11%, over 2016. This increase was driven by higher acquisition-related expenses in the current year of $17.2 million compared to $2.7 million in 2016. After removing the effect of acquisition-related expenses, noninterest expense increased $15.4 million due to higher compensation and employee benefits stemming from additional personnel costs associated with the Pacific Continental acquisition. Also contributing to the increase was a $2.4 million charge related to termination of FDIC loss-sharing agreements which was recognized in other noninterest expense. Finally, legal and professional fees were higher due to costs from our investment in a customer relationship management application and the search to fill certain executive level positions. These increases were partially offset by a decrease in merchant processing expense. As a result of the 2017 sale of our merchant card services portfolio, we no longer directly incur merchant processing costs.
Comparison of 2016 with 2015
Noninterest expense in 2016 decreased $5.0 million, or 2%, over 2015. This decrease was driven by lower acquisition-related expenses in 2016 of $2.7 million compared to $10.9 million in 2015. After removing the effect of acquisition-related expenses, noninterest expense increased $3.2 million primarily due to higher cost of operation of OREO, which was a net cost of $551 thousand in 2016 compared to a net benefit of $1.6 million in 2015.
Income Tax
For the years ended December 31, 2017, 2016 and 2015 we recorded income tax provisions of $65.2 million, $44.9 million and $42.8 million, respectively. The effective tax rate was 37% in 2017, 30% in 2016 and 30% in 2015. Our effective tax for 2017 was impacted by the re-measurement of our deferred tax assets pursuant to the newly enacted Tax Cuts and Jobs Act. Beginning in 2018, the Tax Cuts and Jobs Act reduces the federal tax rate for corporations from 35% to 21% and changes or limits certain deductions. As a result of the lower corporate tax rate, during the current year, we recorded a re-measurement charge of $12.2 million to reduce our deferred tax assets. For 2016 and 2015, our effective tax rate was less than the 35% federal statutory rate primarily due to tax-exempt municipal investment securities income, tax-exempt earnings from bank owned life insurance, and income from loans with favorable tax attributes. For additional information, see Note 24 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Financial Condition
Our total assets increased 34% to $12.72 billion at December 31, 2017 from $9.51 billion at December 31, 2016. The acquisition of Pacific Continental during 2017 was the primary driver for the increase to total assets along with increases to other line items on our balance sheet. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition. Cash and cash equivalents increased $118.3 million. Our available for sale securities portfolio increased $464.3 million. The loan portfolio increased $2.14 billion, or 35%, to $8.28 billion. Premises and equipment, net also increased $19.1 million or 13%.
Deposit balances increased $2.47 billion, or 31%, to $10.53 billion. Federal Home Loan Bank advances increased $5.1 million to $11.6 million. Total shareholders’ equity increased $698.9 million to $1.95 billion.
Investment Portfolio
We invest in securities to generate revenue for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2017 gross unrealized losses in our securities portfolio were $34.3 million related to 757 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any securities in a loss position nor does available evidence suggest it is more likely than not that management will be required to sell any securities currently in a loss position before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
Our investment portfolio increased $464.3 million from the prior year due to securities acquired through the acquisition of Pacific Continental of $449.3 million and securities purchases of $355.6 million, partially offset by maturities, repayments and sales of $314.3 million, $21.0 million in premium amortization and a $5.3 million increase in net unrealized loss of the investment portfolio.

At December 31, 2017, U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 63% of our investment portfolio, state and municipal securities were 22%, and government agency and government-sponsored enterprise securities were 15%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 3 years and 10 months at December 31, 2017. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2017
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$23	$23	2.40%
Over 1 through 5 years	197,308	195,704	2.47%
Over 5 through 10 years	501,257	492,467	3.16%
Over 10 years	1,053,648	1,038,531	2.63%
Total	$1,752,236	$1,726,725	2.76%
State and municipal securities (2)
Due through 1 year	$23,334	$23,511	4.54%
Over 1 through 5 years	204,506	205,921	3.38%
Over 5 through 10 years	224,696	225,587	3.30%
Over 10 years	141,404	140,985	3.79%
Total	$593,940	$596,004	3.49%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$101,528	$101,229	1.04%
Over 1 through 5 years	236,856	234,987	1.82%
Over 5 through 10 years	78,510	78,558	2.32%
Total	$416,894	$414,774	1.73%
U.S. government securities (1)
Over 1 through 5 years	$251	$248	1.39%
Total	$251	$248	1.39%
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
Federal Home Loan Bank Stock
Federal Home Loan Bank of Des Moines (the “FHLB Des Moines”) stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2017 the Company held $10.4 million of FHLB Des Moines Class B stock, $10.0 million of which was membership stock and the remaining $440 thousand was activity based. The FHLB stock is issued, transferred, redeemed, and repurchased at a par value of $100.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2017	% of Total	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total
	(dollars in thousands)
Commercial business	$3,377,324	40.4%	$2,551,054	41.1%	$2,362,575	40.6%	$2,119,565	38.9%	$1,561,782	34.6%
Real estate:
One-to-four family residential	188,396	2.3%	170,331	2.7%	176,295	3.0%	175,571	3.2%	108,317	2.4%
Commercial and multifamily residential	3,825,739	45.8%	2,719,830	43.7%	2,491,736	42.9%	2,363,541	43.5%	2,080,075	46.0%
Total real estate	4,014,135	48.1%	2,890,161	46.4%	2,668,031	45.9%	2,539,112	46.7%	2,188,392	48.4%
Real estate construction:
One-to-four family residential	200,518	2.4%	121,887	2.0%	135,874	2.3%	116,866	2.1%	54,155	1.2%
Commercial and multifamily residential	371,931	4.4%	209,118	3.4%	167,413	2.9%	134,443	2.5%	126,390	2.8%
Total real estate construction	572,449	6.8%	331,005	5.4%	303,287	5.2%	251,309	4.6%	180,545	4.0%
Consumer	334,190	4.0%	329,261	5.3%	342,601	5.9%	364,182	6.7%	357,014	7.9%
Purchased credit impaired	112,670	1.3%	145,660	2.3%	180,906	3.1%	230,584	4.2%	297,845	6.6%
Subtotal	8,410,768	100.6%	6,247,141	100.5%	5,857,400	100.7%	5,504,752	101.1%	4,585,578	101.5%
Less: Net unearned income	(52,111)	(0.6)%	(33,718)	(0.5)%	(42,373)	(0.7)%	(59,374)	(1.1)%	(68,282)	(1.5)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$8,358,657	100.0%	$6,213,423	100.0%	$5,815,027	100.0%	$5,445,378	100.0%	$4,517,296	100.0%
Loans held for sale	$5,766		$5,846		$4,509		$1,116		$735
At December 31, 2017, total loans, gross of the ALLL were $8.36 billion compared with $6.21 billion in the prior year, an increase of $2.15 billion, or 35% from the previous year. The increase in the loan portfolio was primarily due to the addition of $1.87 billion in loans from the Pacific Continental acquisition, as well as organic loan production, partially offset by contractual payments and prepayments. Total loans, net of the ALLL represented 65% of total assets at both December 31, 2017 and 2016.
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
Purchased Credit Impaired Loans: PCI loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. PCI loans are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The Company did not acquire any loans accounted for under ASC 310-30 during 2017 or 2016.
Net unearned income: The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition for the periods indicated:

	2017	2016	2015
Acquisition:	(in thousands)
Pacific Continental	$24,556	$—	$—
Intermountain	3,892	6,599	8,237
West Coast	7,995	13,957	24,367
Other	(134)	(315)	(432)
Total net discount at period end	$36,309	$20,241	$32,172
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2017:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$1,228,162	$693,283	$1,468,507	$3,389,952
Real estate construction	337,472	45,579	190,182	573,233
Total	$1,565,634	$738,862	$1,658,689	$3,963,185
Fixed rate loans due after 1 year		$409,028	$1,161,048	$1,570,076
Variable rate loans due after 1 year		329,834	497,641	827,475
Total		$738,862	$1,658,689	$2,397,551
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
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO, and (iii) OPPO, if applicable. Nonperforming assets totaled $79.5 million, or 0.63% of year end assets at December 31, 2017, compared to $33.8 million, or 0.35% of year end assets at December 31, 2016.
The following table sets forth information with respect to our nonaccrual loans, total nonperforming assets, accruing loans past-due 90 days or more and potential problem loans:

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccrual:
Commercial business	$45,460	$11,555	$9,437	$16,799	$12,609
Real estate:
One-to-four family residential	785	568	820	2,822	2,667
Commercial and multifamily residential	13,941	11,187	9,513	7,847	11,043
Real estate construction:
One-to-four family residential	1,854	563	928	465	3,705
Commercial and multifamily residential	—	—	—	480	—
Consumer	4,149	3,883	766	2,939	3,991
Total nonaccrual loans:	66,189	27,756	21,464	31,352	34,015
Other real estate owned and other personal property owned	13,298	5,998	13,738	22,225	36,036
Total nonperforming assets	$79,487	$33,754	$35,202	$53,577	$70,051
Accruing loans past-due 90 days or more	$581	$—	$—	$1,386	$—
Forgone interest on nonperforming loans	$2,400	$1,919	$1,287	$2,196	$2,860
Interest recognized on nonperforming loans	$971	$237	$202	$1,327	$1,306
Potential problem loans	$41,642	$31,744	$23,654	$7,846	$13,356
Allowance for loan and lease losses	$75,646	$70,043	$68,172	$69,569	$72,454
Nonperforming loans to year end loans	0.79%	0.45%	0.37%	0.58%	0.75%
Nonperforming assets to year end assets	0.63%	0.35%	0.39%	0.62%	0.98%
At December 31, 2017, nonperforming loans increased to 0.79% of year end loans, up from 0.45% of year end loans at December 31, 2016. The largest increase in nonperforming loans was in commercial business loans, which increased from $11.6 million, or 42% of nonperforming loans at December 31, 2016 to $45.5 million, or 69% of nonperforming loans at year end 2017. The increase in nonperforming commercial loans was primarily due to a small number of larger loans migrating to nonaccrual, as well as the addition of $6.3 million in nonaccrual commercial business loans from the Pacific Continental acquisition. The Pacific Continental acquisition added a total of $9.4 million in nonaccrual loans.

Other Real Estate Owned and Other Personal Property Owned: As of December 31, 2017, there was $13.3 million in OREO and OPPO, which was primarily comprised of property from foreclosed real estate loans, an increase of $7.3 million from $6.0 million at December 31, 2016. The increase was primarily driven by the addition of $10.3 million of OREO from the Pacific Continental acquisition, partially offset by $2.7 in OREO sales. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $41.6 million at year end 2017, compared to $31.7 million at year end 2016.
The following table summarizes activity in nonperforming loans for the period indicated:

	Years Ended December 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$27,756	$21,464
Established through acquisitions	9,413	—
Loans placed on nonaccrual or restructured	62,450	42,006
Advances	412	492
Charge-offs	(2,182)	(6,600)
Loans returned to accrual status	(8,566)	(4,649)
Repayments (including interest applied to principal)	(23,022)	(24,834)
Transfers to OREO/OPPO	(72)	(123)
Balance, end of period	$66,189	$27,756
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

The following table summarizes impaired loan financial data at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Impaired loans	$69,205	$25,459
Impaired loans with specific allocations	$12,848	$7,867
Amount of the specific allocations	$2,360	$761
Impaired loans with a carrying amount of $69.2 million at December 31, 2017 were subject to specific allocations of allowance for loan and lease losses of $2.4 million and partial charge-offs of $438 thousand during the year. Collateral dependent impaired loans without specific allocations at December 31, 2017 and 2016 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $16.4 million and $6.2 million at December 31, 2017 and 2016, respectively.
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

Analysis of the ALLL
The following table provides an analysis of our loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Beginning balance	$70,043	$68,172	$69,569	$72,454	$82,300
Charge-offs:
Commercial business	(7,613)	(10,068)	(8,266)	(4,289)	(4,942)
Real estate:
One-to-four family residential	(460)	(35)	(376)	(230)	(228)
Commercial and multifamily residential	(287)	(89)	(505)	(2,993)	(2,543)
Real estate construction:
One-to-four family residential	(14)	(88)	—	—	(133)
Consumer	(1,474)	(1,238)	(2,066)	(2,774)	(2,242)
Purchased credit impaired	(6,812)	(9,944)	(13,854)	(14,436)	(13,852)
Total charge-offs	(16,660)	(21,462)	(25,067)	(24,722)	(23,940)
Recoveries:
Commercial business	4,836	2,645	2,336	3,007	2,444
Real estate:
One-to-four family residential	568	171	307	159	270
Commercial and multifamily residential	675	1,402	3,975	940	1,033
Real estate construction:
One-to-four family residential	178	291	193	1,930	2,665
Commercial and multifamily residential	1	109	8	—	—
Consumer	1,187	933	931	1,353	552
Purchased credit impaired	6,187	7,004	7,329	7,721	7,231
Total recoveries	13,632	12,555	15,079	15,110	14,195
Net charge-offs	(3,028)	(8,907)	(9,988)	(9,612)	(9,745)
Provision (recapture) for loan and lease losses	8,631	10,778	8,591	6,727	(101)
Ending balance	$75,646	$70,043	$68,172	$69,569	$72,454
Loans outstanding at end of period (1)	$8,358,657	$6,213,423	$5,815,027	$5,445,378	$4,517,296
Average amount of loans outstanding (1)	$6,682,259	$6,052,389	$5,609,261	$4,782,369	$4,140,826
Allowance for loan and lease losses to period-end loans	0.91%	1.13%	1.17%	1.28%	1.60%
Net charge-offs to average loans outstanding	0.05%	0.15%	0.18%	0.20%	0.24%
Allowance for unfunded commitments and letters of credit
Beginning balance	$2,705	$2,930	$2,655	$2,505	$1,915
Net changes in the allowance for unfunded commitments and letters of credit	425	(225)	275	150	590
Ending balance	$3,130	$2,705	$2,930	$2,655	$2,505
 __________

(1)	Excludes loans held for sale.

At December 31, 2017, our ALLL was $75.6 million, or 0.91% of total loans (excluding loans held for sale). This compares with an allowance of $70.0 million, or 1.13% of total loans (excluding loans held for sale) at December 31, 2016. This decrease in the allowance relative to loans in the current period as compared to December 31, 2016 was primarily impacted by the acquisition of Pacific Continental.
We have used the same methodology for ALLL calculations during 2017, 2016 and 2015. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. We continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2017		2016		2015		2014		2013
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$31,341	40.2%	$37,010	41.0%	$33,620	40.5%	$26,850	38.8%	$31,723	34.4%
Real estate and construction:
One-to-four family residential	5,373	4.6%	1,584	4.7%	1,988	5.3%	5,338	5.3%	2,684	3.5%
Commercial and multifamily residential	26,862	49.9%	17,174	46.8%	14,738	45.4%	16,021	45.4%	13,671	48.2%
Consumer	5,163	4.0%	3,534	5.2%	3,531	5.7%	3,180	6.3%	2,547	7.3%
Purchase credit impaired	6,907	1.3%	10,515	2.3%	13,726	3.1%	16,336	4.2%	20,174	6.6%
Unallocated	—	—%	226	—%	569	—%	1,844	—%	1,655	—%
Total	$75,646	100.0%	$70,043	100.0%	$68,172	100.0%	$69,569	100.0%	$72,454	100.0%
 __________
* Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
FDIC Loss-sharing Asset
During 2017, the Bank entered into an agreement with the FDIC to terminate all loss-sharing agreements ahead of their contractual maturities. These loss-sharing agreements were entered into in 2010 and 2011 in conjunction with our acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the early termination, all rights and obligations of the Company and the FDIC have been resolved and completed.
For additional information on the early termination of the FDIC loss-sharing agreements, see Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2017	2016	2015
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,081,901	$3,944,495	$3,507,358
Interest-bearing demand	1,265,212	985,293	925,909
Money market	2,543,712	1,791,283	1,788,552
Savings	861,941	723,667	657,016
Certificates of deposit, less than $250,000	286,791	304,830	359,878
Total core deposits	10,039,557	7,749,568	7,238,713
Certificates of deposit, $250,000 or more	100,399	79,424	72,126
Certificates of deposit insured through CDARS®	25,374	22,039	26,901
Other brokered certificates of deposit	78,481	—	—
Brokered money market accounts	289,031	208,348	100,854
Subtotal	10,532,842	8,059,379	7,438,594
Premium (discount) resulting from acquisition date fair value adjustment	(757)	36	235
Total deposits	$10,532,085	$8,059,415	$7,438,829
Deposits totaled $10.53 billion at December 31, 2017 compared to $8.06 billion at December 31, 2016. The increase of $2.47 billion was due to the acquisition of Pacific Continental, which added $2.12 billion in deposits, and organic growth. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits, excluding time deposits of $250,000 and over and brokered deposits, provide a stable source of low cost funding. Core deposits increased to $10.04 billion at December 31, 2017 compared with $7.75 billion at December 31, 2016. We anticipate continued growth in our core deposits through both the addition of new customers and our current client base.
At December 31, 2017, brokered and other wholesale deposits (excluding public deposits) totaled $392.9 million or 3.7% of total deposits compared to $230.4 million or 2.9% of total deposits, at year-end 2016. The increase in brokered deposits is attributed to brokered deposits of $78.5 million related to the Pacific Continental acquisition as well as an increase in participation in the brokered money market account program, which is similar to the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2017, public deposits held by the Company totaled $467.3 million compared to $427.7 million at December 31, 2016. Uninsured public deposit balances increased from $368.2 million at December 31, 2016 to $405.8 million at December 31, 2017. The Company is required to collateralize 50% of Washington state and 40% of Oregon state public deposits.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts and other brokered time deposits) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2017
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$78,139	0.7%	$18,902	0.2%
Over 3 through 6 months	23,444	0.2%	10,134	0.1%
Over 6 through 12 months	49,435	0.5%	14,446	0.1%
Over 12 months	38,035	0.4%	58,763	0.6%
Total	$189,053	1.8%	$102,245	1.0%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2017		2016		2015
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$1,031,719	0.09%	$952,135	0.07%	$982,491	0.06%
Money market	2,158,656	0.14%	1,993,283	0.09%	1,834,733	0.08%
Savings	774,340	0.01%	698,687	0.01%	637,464	0.01%
Certificates of deposit	406,406	0.16%	426,296	0.12%	483,193	0.18%
Total interest-bearing deposits	4,371,121	0.11%	4,070,401	0.08%	3,937,881	0.08%
Demand and other non-interest bearing	4,111,229		3,703,908		3,208,947
Total average deposits	$8,482,350		$7,774,309		$7,146,828
Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the FHLB Des Moines (“FHLB”) and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. FHLB and FRB borrowings are secured by our loan portfolio and investment securities. Securities repurchase agreements are secured by investment securities. For additional information on our borrowings, see Notes 12, 13, 14 and 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
The Company had off-balance sheet loan commitments aggregating $2.62 billion at December 31, 2017, an increase from $2.17 billion at December 31, 2016. Standby letters of credit were $51.3 million at December 31, 2017, an increase from $49.7 million at December 31, 2016. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $159 thousand and $3.4 million at December 31, 2017 and 2016, respectively.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2017
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$10,994	$19,188	$13,407	$14,482	$58,071
Total deposits (1)	10,379,999	108,904	33,456	9,726	10,532,085
Federal Home Loan Bank advances (1)	4,000	—	2,000	5,000	11,000
Subordinated debentures (1)	—	—	—	35,000	35,000
Junior subordinated debentures (1)	8,248	—	—	—	8,248
Other borrowings (1)	79,059	—	—	—	79,059
Total	$10,482,300	$128,092	$48,863	$64,208	$10,723,463
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
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $1.43 billion and $100.1 million, respectively, at December 31, 2017, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
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

Capital
Our shareholders’ equity increased to $1.95 billion at December 31, 2017, from $1.25 billion at December 31, 2016, primarily due to shares issued in conjunction with the acquisition of Pacific Continental. Shareholders’ equity was 15.33% and 13.16% of total assets at December 31, 2017 and 2016.
Regulatory Capital. In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of December 31, 2017, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
Basel III also introduced a new capital conservation buffer, composed entirely of CET1, on top of the minimum risk weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk weighted assets, Tier 1 to risk weighted assets or total capital to risk weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at a 0.625% level and will increase by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased in, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk weighted assets of at least 7%, (ii) Tier 1 capital to risk weighted assets of at least 8.5%, and (iii) total capital to risk weighted assets of at least 10.5%.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at December 31, 2017 and 2016.
The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2017 and 2016:

	Company		Columbia Bank		Requirements
	2017	2016	2017	2016	Adequately Capitalized	Well- Capitalized
Common Equity Tier 1 risk-based capital ratio	11.7421%	11.6450%	12.0133%	11.5051%	4.50%	6.50%
Tier 1 risk-based capital ratio	11.8196%	11.6646%	12.0133%	11.5051%	6.00%	8.00%
Total risk-based capital ratio	12.9796%	12.6347%	12.8123%	12.4756%	8.00%	10.00%
Leverage ratio	10.9611%	9.5526%	10.8186%	9.4275%	4.00%	5.00%
Stock Repurchase Program
On September 27, 2017 the Board of Directors approved a stock repurchase program. The program authorizes the Company to repurchase up to 2.9 million shares of our outstanding common stock. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to earnings per share while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution.
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by basic earnings per share):

	Years ended December 31,
	2017	2016	2015
Dividends paid per common share	$0.88	$1.53	$1.34
Dividend payout ratio (1)	47%	85%	78%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For quarterly detail of dividends declared during 2017 and 2016, including special dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

Subsequent to year end, on January 25, 2018 the Company declared a quarterly cash dividend of $0.22 per share payable on February 21, 2018, to shareholders of record at the close of business on February 7, 2018.
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
The Company believes these measures are useful because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of the Company’s capitalization to other organizations. These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations. Additionally, these measures present capital adequacy inclusive and exclusive of accumulated other comprehensive income. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes.
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

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Shareholders’ equity	$1,949,922	$1,251,012
Goodwill	(765,842)	(382,762)
Other intangible assets, net	(58,173)	(17,631)
Preferred stock	—	(2,217)
Tangible common equity (a)	1,125,907	848,402
Total assets	12,716,886	9,509,607
Goodwill	(765,842)	(382,762)
Core deposit intangible	(58,173)	(17,631)
Tangible assets (b)	$11,892,871	$9,109,214
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$9,864,129	$7,498,654
Ratios
Tangible common equity to tangible assets (a)/(b)	9.47%	9.31%
Tangible common equity to risk-weighted assets (a)/(c)	11.41%	11.31%

The Company also considers operating net interest margin (tax equivalent) to be a useful measurement as it closely reflects the ongoing operating performance of the Company. Additionally, presentation of the operating net interest margin allows readers to compare certain aspects of the Company’s net interest margin to other organizations that may not have had significant acquisitions. Despite the usefulness of the operating net interest margin to the Company, there is no standardized definition for it and, as a result, the Company’s calculations may not be comparable with other organizations. The Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2017	2016	2015
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$380,107	$344,425	$334,548
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(4,107)	(5,972)	(9,096)
Incremental accretion income on other FDIC acquired loans (2)	—	—	(234)
Incremental accretion income on other acquired loans	(8,689)	(11,983)	(17,862)
Premium amortization on acquired securities	6,636	7,738	10,217
Correction of immaterial error - securities premium amortization (3)	1,771	—	—
Interest reversals on nonaccrual loans	1,766	1,072	1,713
Operating net interest income (tax equivalent) (1)	$377,484	$335,280	$319,286
Average interest earning assets	$9,098,276	$8,363,309	$7,685,734
Net interest margin (tax equivalent) (1)	4.18%	4.12%	4.35%
Operating net interest margin (tax equivalent) (1)	4.15%	4.01%	4.15%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $12.1 million, $10.8 million and $9.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(2) For 2017 and 2016, incremental accretion income on other FDIC acquired loans was no longer considered significant.
(3) For further information on this item, see Note 1 to the Consolidated Financial Statement in “item 8. Financial Statements and Supplementary Data” of this report.

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
Based on the results of the simulation model as of December 31, 2017, we would expect decreases in net interest income of $17.3 million and $43.2 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $9.1 million and $37.1 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2017. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
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

December 31, 2017	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$97,918	$—	$—	$—	$97,918
Loans, net of deferred fees	3,150,444	924,333	3,235,733	1,048,147	8,358,657
Loans held for sale	5,766	—	—	—	5,766
Investments	144,031	348,828	1,388,516	871,896	2,753,271
Total interest-earning assets	$3,398,159	$1,273,161	$4,624,249	$1,920,043	11,215,612
Allowance for loan and lease losses					(75,646)
Cash and due from banks					244,615
Premises and equipment, net					169,490
Other assets					1,162,815
Total assets					$12,716,886
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$4,959,896	$—	$—	$—	$4,959,896
Time deposits	145,094	193,373	143,266	8,555	490,288
Subordinated debentures	—	—	35,647	—	35,647
Borrowings	87,307	4,000	2,000	5,579	98,886
Total interest-bearing liabilities	$5,192,297	$197,373	$180,913	$14,134	5,584,717
Other liabilities					5,182,247
Total liabilities					10,766,964
Shareholders’ equity					1,949,922
Total liabilities and shareholders’ equity					$12,716,886
Interest-bearing liabilities as a percent of total interest-earning assets	46.30%	1.76%	1.61%	0.13%
Rate sensitivity gap	$(1,794,138)	$1,075,788	$4,443,336	$1,905,909
Cumulative rate sensitivity gap	$(1,794,138)	$(718,350)	$3,724,986	$5,630,895
Rate sensitivity gap as a percentage of interest-earning assets	(16.00)%	9.59%	39.62%	16.99%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(16.00)%	(6.40)%	33.21%	50.21%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Columbia Banking System, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
February 28, 2018
Seattle, Washington

We have served as the Company’s auditor since 1997.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31, 2017	December 31, 2016
			(in thousands)
ASSETS
Cash and due from banks			$244,615	$193,038
Interest-earning deposits with banks			97,918	31,200
Total cash and cash equivalents			342,533	224,238
Securities available for sale at fair value (amortized cost of $2,768,605 and $2,299,037, respectively)			2,742,831	2,278,577
Federal Home Loan Bank stock at cost			10,440	10,240
Loans held for sale			5,766	5,846
Loans, net of unearned income of ($52,111) and ($33,718), respectively			8,358,657	6,213,423
Less: allowance for loan and lease losses			75,646	70,043
Loans, net			8,283,011	6,143,380
FDIC loss-sharing asset			—	3,535
Interest receivable			40,881	30,074
Premises and equipment, net			169,490	150,342
Other real estate owned			13,298	5,998
Goodwill			765,842	382,762
Other intangible assets, net			58,173	17,631
Other assets			284,621	256,984
Total assets			$12,716,886	$9,509,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,081,901	$3,944,495
Interest-bearing			5,450,184	4,114,920
Total deposits			10,532,085	8,059,415
Federal Home Loan Bank advances			11,579	6,493
Securities sold under agreements to repurchase			79,059	80,822
Subordinated debentures			35,647	—
Junior subordinated debentures			8,248	—
Other liabilities			100,346	111,865
Total liabilities			10,766,964	8,258,595
Commitments and contingent liabilities (Note 18)
Shareholders’ equity:
	December 31, 2017	December 31, 2016
Preferred stock (no par value)	(in thousands)
Authorized shares	2,000	2,000
Issued and outstanding	—	9	—	2,217
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	73,020	58,042	1,634,705	995,837
Retained earnings			337,442	271,957
Accumulated other comprehensive loss			(22,225)	(18,999)
Total shareholders’ equity			1,949,922	1,251,012
Total liabilities and shareholders’ equity			$12,716,886	$9,509,607

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2017	2016	2015
	(in thousands except per share)
Interest Income
Loans	$324,229	$291,465	$286,166
Taxable securities	38,659	35,167	30,774
Tax-exempt securities	11,045	11,121	11,842
Deposits in banks	813	216	109
Total interest income	374,746	337,969	328,891
Interest Expense
Deposits	4,800	3,134	2,977
Federal Home Loan Bank advances	1,078	671	474
Subordinated debentures	304	—	—
Other borrowings	575	545	553
Total interest expense	6,757	4,350	4,004
Net Interest Income	367,989	333,619	324,887
Provision for loan and lease losses	8,631	10,778	8,591
Net interest income after provision for loan and lease losses	359,358	322,841	316,296
Noninterest Income
Deposit account and treasury management fees	30,381	28,500	28,451
Card revenue	25,627	23,620	22,690
Financial services and trust revenue	11,478	11,266	12,596
Loan revenue	12,399	10,967	10,932
Merchant processing revenue	4,283	8,732	8,975
Bank owned life insurance	5,380	4,546	4,441
Investment securities gains (losses), net	(11)	1,181	1,581
Gain on sale of merchant card services portfolio	14,000	—	—
Change in FDIC loss-sharing asset	(447)	(2,585)	(4,010)
Other	6,552	1,855	5,817
Total noninterest income	109,642	88,082	91,473
Noninterest Expense
Compensation and employee benefits	169,674	150,282	149,410
Occupancy	32,407	33,734	34,818
Merchant processing expense	2,196	4,330	4,204
Advertising and promotion	4,466	4,598	4,713
Data processing	18,205	16,488	17,421
Legal and professional fees	15,151	7,889	9,608
Taxes, licenses and fees	4,773	5,185	5,395
Regulatory premiums	3,183	3,777	4,806
Net cost (benefit) of operation of other real estate owned	468	551	(1,629)
Amortization of intangibles	6,333	5,946	6,882
Other	34,161	28,362	30,521
Total noninterest expense	291,017	261,142	266,149
Income before income taxes	177,983	149,781	141,620
Income tax provision	65,155	44,915	42,793
Net Income	$112,828	$104,866	$98,827
Earnings Per Common Share
Basic	$1.86	$1.81	$1.71
Diluted	$1.86	$1.81	$1.71
Weighted average number of common shares outstanding	59,882	57,184	57,019
Weighted average number of diluted common shares outstanding	59,888	57,193	57,032

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$112,828	$104,866	$98,827
Other comprehensive income (loss), net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale securities arising during the period, net of tax of $1,932, $7,025 and $3,455	(3,391)	(12,338)	(6,069)
Reclassification adjustment of net gain (loss) from sale of available for sale securities included in income, net of tax of ($4), $429 and $574	7	(752)	(1,007)
Net unrealized loss from securities, net of reclassification adjustment	(3,384)	(13,090)	(7,076)
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) and plan amendments during the period, net of tax of $2,287, $22 and $2,878	4,017	(39)	(5,054)
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of ($127), ($243) and ($122)	223	425	214
Pension plan liability adjustment, net	4,240	386	(4,840)
Other comprehensive income (loss)	856	(12,704)	(11,916)
Comprehensive income	$113,684	$92,162	$86,911

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2015	9	$2,217	57,437	$985,839	$234,498	$5,621	$1,228,175
Net income	—	—	—	—	98,827	—	98,827
Other comprehensive loss	—	—	—	—	—	(11,916)	(11,916)
Issuance of common stock - stock option and other plans	—	—	49	1,258	—	—	1,258
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	270	4,090	—	—	4,090
Purchase and retirement of common stock	—	—	(32)	(906)	—	—	(906)
Preferred dividends ($1.34 per common share equivalent)	—	—	—	—	(137)	—	(137)
Cash dividends paid on common stock ($1.34 per share)	—	—	—	—	(77,263)	—	(77,263)
Balance at December 31, 2015	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	104,866	—	104,866
Other comprehensive loss	—	—	—	—	—	(12,704)	(12,704)
Issuance of common stock - stock option and other plans	—	—	50	1,349	—	—	1,349
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	306	5,009	—	—	5,009
Activity in deferred compensation plan	—	—	—	(11)	—	—	(11)
Tax benefit associated with share-based compensation	—	—	—	334	—	—	334
Purchase and retirement of common stock	—	—	(38)	(1,125)	—	—	(1,125)
Preferred dividends ($1.53 per common share equivalent)	—	—	—	—	(157)	—	(157)
Cash dividends paid on common stock ($1.53 per share)	—	—	—	—	(88,677)	—	(88,677)
Balance at December 31, 2016	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Adjustment pursuant to adoption of ASU 2018-02	—	—	—	—	4,082	(4,082)	—
Net income	—	—	—	—	112,828	—	112,828
Other comprehensive income	—	—	—	—	—	856	856
Issuance of common stock - acquisition related	—	—	14,642	636,385	—	—	636,385
Issuance of common stock - stock option and other plans	—	—	49	1,980	—	—	1,980
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	241	7,745	—	—	7,745
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Activity in deferred compensation plan	—	—	—	1	—	—	1
Purchase and retirement of common stock	—	—	(56)	(2,299)	—	—	(2,299)
Cash settlement of acquired equity awards	—	—	—	(7,345)	—	—	(7,345)
Cash dividends paid on common stock ($0.88 per share)	—	—	—	—	(51,308)	—	(51,308)
Balance at December 31, 2017	—	$—	73,020	$1,634,705	$337,442	$(22,225)	$1,949,922
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Flows From Operating Activities
Net income	$112,828	$104,866	$98,827
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	8,631	10,778	8,591
Stock-based compensation expense	7,745	5,009	4,090
Depreciation, amortization and accretion	31,101	34,542	30,312
Investment securities loss (gain), net	11	(1,181)	(1,581)
Net realized loss (gain) on sale of premises and equipment, loans held for investment and other assets	(139)	157	573
Net realized loss (gain) on sale and valuation adjustments of other real estate owned	495	629	(2,152)
Gain on sale of merchant card services portfolio	(14,000)	—	—
Gain on bank owned life insurance death benefit	(4,193)	—	—
Termination of FDIC loss share agreements charge	2,409	—	—
Originations of loans held for sale	(133,460)	(110,467)	(75,689)
Proceeds from sales of loans held for sale	133,540	109,130	72,296
Deferred income tax expense	22,431	1,846	6,367
Net change in:
Interest receivable	(2,980)	(2,197)	(75)
Interest payable	131	(93)	(142)
Other assets	(25,471)	(15,917)	(5,419)
Other liabilities	(10,554)	8,745	(1,242)
Net cash provided by operating activities	128,525	145,847	134,756
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	(273,927)	(402,146)	(384,321)
Purchases of:
Securities available for sale	(355,607)	(569,825)	(467,631)
Premises and equipment	(6,495)	(4,520)	(7,581)
Federal Home Loan Bank Stock	(92,040)	(59,599)	(16,760)
Proceeds from:
FDIC reimbursement on loss-sharing asset	26	927	4,659
Sales of securities available for sale	30,403	124,142	95,375
Principal repayments and maturities of securities available for sale	283,874	284,218	283,206
Sales of premises and equipment and loans held for investment	12,422	9,643	15,074
Sale of merchant card services portfolio	14,000	—	—
Redemption of Federal Home Loan Bank Stock	98,924	62,081	37,403
Sales of other real estate and other personal property owned	2,590	8,158	19,387
Bank owned life insurance death benefit	10,745	—	—
Payment to FDIC to terminate loss-sharing agreements	(4,666)	—	—
Payments to FDIC related to loss-sharing asset	(210)	(1,632)	(1,865)
Net cash received in business combinations	80,472	—	—
Net cash used in investing activities	(199,489)	(548,553)	(423,054)

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended December 31,
	2017	2016	2015
	(in thousands)

Cash Flows From Financing Activities
Net increase in deposits	353,797	620,785	514,107
Net decrease in repurchase agreements	(3,380)	(18,877)	(5,381)
Proceeds from:
Exercise of stock options	1,980	1,349	1,258
Federal Home Loan Bank advances	2,301,000	1,392,000	1,702,000
Federal Reserve Bank borrowings	10	10	1,010
Payments for:
Repayment of Federal Home Loan Bank advances	(2,397,000)	(1,454,000)	(1,850,000)
Repayment of Federal Reserve Bank borrowings	(10)	(10)	(1,010)
Preferred stock dividends	—	(157)	(137)
Common stock dividends	(51,308)	(88,677)	(77,263)
Repayment of junior subordinated debentures	(6,186)	—	(8,248)
Cash settlement of acquired equity awards	(7,345)	—	—
Purchase and retirement of common stock	(2,299)	(1,125)	(906)
Excess tax benefit from stock-based compensation	—	344	—
Net cash provided by financing activities	189,259	451,642	275,430
Increase (decrease) in cash and cash equivalents	118,295	48,936	(12,868)
Cash and cash equivalents at beginning of period	224,238	175,302	188,170
Cash and cash equivalents at end of period	$342,533	$224,238	$175,302

Supplemental Information:
Cash paid during the year for:
Cash paid for interest	$6,626	$4,444	$4,146
Cash paid for income tax	$59,071	$32,723	$30,522
Non-cash investing and financing activities
Loans transferred to other real estate owned	$106	$1,047	$8,688
Share-based consideration issued in business combinations	$636,385	$—	$—

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

1.	Summary of Significant Accounting Policies and Recent Developments
Organization
Columbia Banking System, Inc. (the “Corporation,” “we,” “our,” “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). The Bank provides a full range of financial services through 155 branch locations, including 75 in the State of Washington, 66 in Oregon and 14 in Idaho. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and Columbia Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The most significant estimates included in the financial statements relate to the allowance for loan and lease losses, business combinations and goodwill impairment.
The Company has applied its accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied).
Recent Developments
In July 2017, we entered into an asset purchase agreement (the “Agreement”) with a third-party pursuant to which we sold our merchant card services portfolio. In addition, we transitioned our delivery of those services from in-house to an outsourced model. The carrying amount of both assets and liabilities subject to the Agreement was zero. As a result, in the current year, we recorded a $14.0 million gain on sale of the merchant card services portfolio. Under the new business model, we share with the buyer in net merchant services revenue and no longer directly incur merchant processing expenses. Our net revenue share from merchant services is presented in “Card Revenue” in the Consolidated Statements of Income. For the year ended December 31, 2017, that net revenue share was $1.1 million.
Correction of Immaterial Error Related to Prior Periods
In December 2017, the Company recorded a $1.8 million adjustment, of which approximately $700 thousand related to prior periods, to correct an error in the measure of purchase premium amortization on adjustable rate mortgage-backed securities as calculated by a third-party provider. The adjustment reduced interest income from taxable securities and corrected the amortized cost of affected securities. Based upon an evaluation of all relevant factors, management believes the correcting adjustment did not have a material impact on the Company’s current or previously reported results.
Consolidation
The Consolidated Financial Statements of the Company include the accounts of the Corporation and its subsidiaries, including the Bank and Columbia Trust. Intercompany balances and transactions have been eliminated in consolidation.
Cash and cash equivalents
Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from correspondent banks and the Federal Reserve Bank. Cash equivalents have a maturity of 90 days or less at the time of purchase.

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
In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management also considers whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in “Other comprehensive income (loss), net of tax”. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment, if any, is presented in the Consolidated Statements of Income with a reduction for the amount of other-than-temporary impairment that is recognized in “Other Comprehensive Income,” if any.
Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.
Federal Home Loan Bank Stock
The Company holds shares of Class B stock issued by the Federal Home Loan Bank of Des Moines (the “FHLB”), which has been designated as FHLB membership stock or FHLB activity based stock in accordance with the capital plan of the FHLB. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. Class B stock may be redeemed, subject to certain limitations, on five years’ written notice to the FHLB. Our FHLB stock is carried at par value because the shares are issued, transferred, redeemed, and repurchased by the FHLB at a par value of $100. The FHLB stock is subject to recoverability testing per the Financial Services-Depository and Lending topic of the FASB Accounting Standards Codification (“ASC”).
Loans
Loans, excluding purchased credit impaired loans, are generally carried at the unpaid principal balance, net of purchase premiums, purchase discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination fees less direct loan origination costs. Net deferred loan fees, purchase premiums and purchase discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The interest method is used for all loans except revolving loans, for which the straight-line method is used. Interest income is accrued as earned. Fees related to lending activities other than the origination or purchase of loans are recognized as noninterest income during the period the related services are performed.
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
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 18 in the Notes to Consolidated Financial Statements.
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
Loans Collectively Evaluated for Impairment—This measure of estimated credit losses is based upon the loss experience over a historical base period adjusted for a loss emergence period. The loss emergence period is an estimate of the period that it takes, on average, for us to identify the amount of loss incurred for a loan that has suffered a loss-causing event. Management then considers the effects of the following qualitative factors to ensure our allowance reflects the inherent losses in the loan portfolio:

•	Economic and business conditions;

•	Concentration of credit;

•	Lending management and staff;

•	Lending policies and procedures;

•	Loss and recovery trends;

•	Nature and volume of the portfolio;

•	Trends in problem loans, loan delinquencies and nonaccrual loans;

•	Quality of internal loan review; and

•	External factors.
These qualitative factors have a high degree of subjectivity and changes in any of the factors could have a significant impact on our calculation of the allowance. The qualitative adjustment by loan segment is based upon management's assessment of inherent losses within a range between the weighted historical loss factor by segment and the maximum consecutive quarterly losses in the relevant loss emergence period by segment over the historical base period.

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
Goodwill and Intangibles
Net assets of companies acquired in a business combination are recorded at fair value at the date of acquisition. Any excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, is recognized as goodwill. Goodwill is reviewed for potential impairment annually, during the third quarter, or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. The Company consists of a single reporting unit. If the fair value of the reporting unit, including goodwill, is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.
Identified intangible assets are amortized on an accelerated basis over the period benefited. Intangible assets are also evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections. At December 31, 2017, intangible assets included in the Consolidated Balance Sheets principally consisted of core deposit intangibles with an original estimated life of 10 years.
Income Taxes
The provision for income taxes includes current and deferred income tax expense on net income adjusted for temporary and permanent differences such as interest income from state and municipal securities and investments in affordable housing tax credits. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On a quarterly basis, management evaluates deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company’s current and future tax outlook. To the extent a deferred tax asset is no longer considered “more likely than not” to be realized, a valuation allowance is established.
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
Earnings per Common Share
The Company’s capital structure includes common shares, restricted common share awards, common share options, and, during 2015, 2016 and a portion of 2017, convertible preferred shares. Restricted common share awards participate in dividends declared on common shares at the same rate as common shares. Convertible preferred shares participated in dividends declared on common shares on an “as if converted” basis. Restricted common share awards and convertible preferred shares are considered participating securities under the Earnings per Share topic of the FASB ASC.

The Company calculates earnings per common share (“EPS”) using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares. Under the two-class method, basic EPS is computed by dividing earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Earnings allocated to common shareholders represents net income reduced by earnings allocated to participating securities. Diluted EPS is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of common share options were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.
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
The Company issues restricted common share awards which generally vest over a four or five-year period during which time the holder receives dividends and has full voting rights. Restricted stock is valued at the closing price of the Company’s stock on the date of an award.
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
Accounting Pronouncements Recently Issued
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects in AOCI resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted for public business entities in a period for which financial statements have not yet been issued. The Company adopted the amendments of ASU 2018-02 effective December 31, 2017. An election was made to reclassify, using the portfolio approach, deferred taxes recorded in AOCI of $4.1 million to retained earnings.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments included in this ASU change guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the premium amortization period to the earliest call date. The amendments in ASU 2017-08 are effective for fiscal years and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted the amendments of ASU 2017-08 during the first quarter of 2017. The impact of the adoption of ASU 2017-08 to net income and opening retained earnings was not material.

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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide specific guidance on several statement of cash flow classification issues to reduce diversity in practice. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the amendments of ASU 2016-15 during 2017. The adoption did not have a material impact to prior year Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments included in this ASU simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the amendments of ASU 2016-09 at the beginning of 2017. Adoption of amended forfeiture guidance resulted in an opening period adjustment decreasing retained earnings $117 thousand and increasing common stock $184 thousand. Adoption of the amended excess tax benefit guidance resulted in an income tax benefit of $1.3 million or $0.02 per diluted common share for the year ended December 31, 2017.
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. During 2017, the Company selected a third-party lease accounting application to assist in the implementation of this new guidance. Significant implementation matters to be addressed by the Company include assessing the impact to our internal controls over financial reporting and documenting the new lease accounting process. The Company is assessing the impact that this guidance will have on its Consolidated Financial Statements. See Note 18, “Commitments and Contingent Liabilities,” for more information regarding the minimum future payments related to our operating leases.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in ASU 2016-01 are effective for the first interim or annual period beginning after December 15, 2017. The Company has assessed the impact that this guidance will have on its consolidated financial statements and determined that the impact will not be material. The change in fair value of equity securities recognized in other comprehensive income was $3 thousand, $33 thousand and $64 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
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
2. Business Combinations
Pacific Continental Corporation
On November 1, 2017, the Company completed its acquisition of Pacific Continental Corporation (“Pacific Continental”) and its wholly-owned banking subsidiary Pacific Continental Bank. The Company acquired 100% of the equity interests of Pacific Continental. The primary reasons for the acquisition were to expand in the Eugene, Oregon market and improve branch network efficiencies in the Seattle and Portland markets.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the November 1, 2017 acquisition date. Initial accounting for deferred taxes was incomplete as of December 31, 2017. The deferred taxes currently recognized in the financial statements have been determined provisionally as the final Pacific Continental tax return has not yet been completed. The application of the acquisition method of accounting resulted in the recognition of goodwill of $383.1 million and a core deposit intangible of $46.9 million, or 2.34% of core deposits. The goodwill represents the excess purchase price over the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

	November 1, 2017
	(in thousands)

Merger consideration		$637,103
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$81,190
Investment Securities	449,291
Federal Home Loan Bank stock	7,084
Loans	1,873,987
Interest receivable	7,827
Premises and equipment	27,343
Other real estate owned	10,279
Core deposit intangible	46,875
Other assets	50,638
Total assets acquired		2,554,514
Liabilities assumed
Deposits	(2,118,982)
Federal Home Loan Bank advances	(101,127)
Subordinated debentures	(35,678)
Junior subordinated debentures	(14,434)
Securities sold under agreements to repurchase	(1,617)
Other liabilities	(28,653)
Total liabilities assumed		(2,300,491)
Total fair value of identifiable net assets, at fair value		254,023
Goodwill		$383,080
See Note 10, “Goodwill and Other Intangible Assets,” for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2017 to December 31, 2017. Disclosure of the amount of Pacific Continental’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended December 31, 2017 and 2016. This unaudited estimated pro forma financial information was calculated as if Pacific Continental had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Pacific Continental with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Years Ended December 31,
	2017	2016
	(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$571,944	$520,419
Net income	$149,859	$124,550
Earnings per share - basic	$2.23	$1.86
Earnings per share - diluted	$2.23	$1.86
The following table shows the impact of the acquisition-related expenses related to the acquisition of Pacific Continental for the periods indicated to the various components of noninterest expense:

	Year ended December 31,
	2017	2016
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$8,014	$—
Occupancy	1,912	—
Advertising and promotion	467	—
Data processing	1,555	—
Legal and professional fees	4,618	291
Taxes, licenses and fees	10	—
Other	620	—
Total impact of acquisition-related costs to noninterest expense	$17,196	$291
As a result of the acquisition of Pacific Continental, we have consolidated assets exceeding $10 billion and we will be subject to the interchange fee cap beginning July 1, 2018. We currently anticipate a pre-tax annual impact of approximately $10 million because we will no longer qualify for the small issuer exemption.

3.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2017 and 2016 was approximately $76.5 million and $62.8 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

4.	Securities
At December 31, 2017 the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,752,236	$1,815	$(27,326)	$1,726,725
State and municipal securities	593,940	6,023	(3,959)	596,004
U.S. government agency and government-sponsored enterprise securities	416,894	642	(2,762)	414,774
U.S. government securities	251	—	(3)	248
Other securities	5,284	84	(288)	5,080
Total	$2,768,605	$8,564	$(34,338)	$2,742,831
December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,486,690	$2,760	$(23,718)	$1,465,732
State and municipal securities	473,914	6,343	(5,197)	475,060
U.S. government agency and government-sponsored enterprise securities	332,348	1,065	(1,511)	331,902
U.S. government securities	801	—	(1)	800
Other securities	5,284	63	(264)	5,083
Total	$2,299,037	$10,231	$(30,691)	$2,278,577
The following table provides the proceeds and gross realized gains and losses on the sales and calls of securities for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Proceeds from sales and calls of available for sale securities	$30,403	$124,142	$95,375

Gross realized gains	$111	$1,181	$1,591
Gross realized losses	(122)	—	(10)
Net realized gains	$(11)	$1,181	$1,581

The scheduled contractual maturities of investment securities available for sale at December 31, 2017 are presented as follows:

	December 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$124,885	$124,763
Due after one year through five years	638,921	636,860
Due after five years through ten years	804,462	796,611
Due after ten years	1,195,053	1,179,517
Other securities with no stated maturity	5,284	5,080
Total investment securities available-for-sale	$2,768,605	$2,742,831
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31, 2017	December 31, 2016
	(in thousands)
Washington and Oregon State to secure public deposits	$245,222	$232,714
Federal Reserve Bank to secure borrowings	52,917	33,825
Other securities pledged	121,244	132,350
Total securities pledged as collateral	$419,383	$398,889
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$816,678	$(6,710)	$717,211	$(20,616)	$1,533,889	(27,326)
State and municipal securities	220,019	(1,723)	75,172	(2,236)	295,191	(3,959)
U.S. government agency and government-sponsored enterprise securities	184,046	(1,006)	155,983	(1,756)	340,029	(2,762)
U.S. government securities	249	(3)	—	—	249	(3)
Other securities	—	—	4,982	(288)	4,982	(288)
Total	$1,220,992	$(9,442)	$953,348	$(24,896)	$2,174,340	$(34,338)
December 31, 2016
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,029,116	$(18,788)	$159,046	$(4,930)	$1,188,162	$(23,718)
State and municipal securities	211,342	(5,064)	3,384	(133)	214,726	(5,197)
U.S. government agency and government-sponsored enterprise securities	218,811	(1,511)	—	—	218,811	(1,511)
U.S. government securities	251	(1)	—	—	251	(1)
Other securities	2,263	(51)	2,743	(213)	5,006	(264)
Total	$1,461,783	$(25,415)	$165,173	$(5,276)	$1,626,956	$(30,691)

At December 31, 2017, there were 396 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 120 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.
At December 31, 2017, there were 314 state and municipal government securities in an unrealized loss position, of which 69 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2017, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities is investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.
At December 31, 2017, there were 44 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 16 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.
At December 31, 2017, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2017.
At December 31, 2017, there were two other securities in an unrealized loss position, both were mortgage-backed securities funds and in a continuous unrealized loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates and the additional risk premium investors are demanding for investment securities with these characteristics. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017 as it has the intent and ability to hold the investments for sufficient time to allow for recovery in the market value.

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

The following is an analysis of the loan portfolio by segment (net of unearned income):

	December 31, 2017			December 31, 2016
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,377,324	$12,628	$3,389,952	$2,551,054	$20,185	$2,571,239
Real estate:
One-to-four family residential	188,396	12,395	200,791	170,331	17,862	188,193
Commercial and multifamily residential	3,825,739	75,594	3,901,333	2,719,830	89,231	2,809,061
Total real estate	4,014,135	87,989	4,102,124	2,890,161	107,093	2,997,254
Real estate construction:
One-to-four family residential	200,518	177	200,695	121,887	832	122,719
Commercial and multifamily residential	371,931	607	372,538	209,118	1,565	210,683
Total real estate construction	572,449	784	573,233	331,005	2,397	333,402
Consumer	334,190	11,269	345,459	329,261	15,985	345,246
Less: Net unearned income	(52,111)	—	(52,111)	(33,718)	—	(33,718)
Total loans, net of unearned income	8,245,987	112,670	8,358,657	6,067,763	145,660	6,213,423
Less: Allowance for loan and lease losses	(68,739)	(6,907)	(75,646)	(59,528)	(10,515)	(70,043)
Total loans, net	$8,177,248	$105,763	$8,283,011	$6,008,235	$135,145	$6,143,380
Loans held for sale	$5,766	$—	$5,766	$5,846	$—	$5,846
At December 31, 2017 and 2016, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $10.0 million and $10.1 million at December 31, 2017 and 2016, respectively. During 2017, advances on related party loans totaled $203 thousand and repayments on related party loans totaled $350 thousand.
At December 31, 2017 and 2016, $2.25 billion and $2.29 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank advances. The Company has also pledged $70.2 million and $54.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at December 31, 2017 and 2016, respectively.
Nonaccrual loans totaled $66.2 million and $27.8 million at December 31, 2017 and 2016, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $2.4 million for 2017, $1.9 million for 2016 and $1.3 million for 2015. There were $581 thousand of loans 90 days past due and still accruing interest as of December 31, 2017 and no loans 90 days past due and still accruing interest as of December 31, 2016. At December 31, 2017 and 2016, there were $2.0 million and $293 thousand, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.

The following is an analysis of nonaccrual loans as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$45,410	$56,865	$11,524	$21,503
Unsecured	50	49	31	303
Real estate:
One-to-four family residential	785	1,182	568	1,302
Commercial and multifamily residential:
Commercial land	2,628	2,623	934	922
Income property	4,284	5,410	4,005	4,247
Owner occupied	7,029	7,270	6,248	9,030
Real estate construction:
One-to-four family residential:
Land and acquisition	25	26	14	102
Residential construction	1,829	1,828	549	549
Consumer	4,149	4,633	3,883	4,331
Total	$66,189	$79,886	$27,756	$42,289

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of December 31, 2017 and 2016:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,185,321	$2,530	$2,400	$—	$4,930	$45,410	$3,235,661
Unsecured	123,524	100	501	—	601	50	124,175
Real estate:
One-to-four family residential	184,256	1,111	402	—	1,513	785	186,554
Commercial and multifamily residential:
Commercial land	292,680	92	—	581	673	2,628	295,981
Income property	1,898,655	2,426	971	—	3,397	4,284	1,906,336
Owner occupied	1,590,004	2,485	468	—	2,953	7,029	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	—	—	—	25	9,907
Residential construction	187,862	—	—	—	—	1,829	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	—	293,028
Owner occupied	72,443	—	—	—	—	—	72,443
Consumer	325,928	1,446	702	—	2,148	4,149	332,225
Total	$8,163,583	$10,190	$5,444	$581	$16,215	$66,189	$8,245,987
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,439,250	$806	$10	$—	$816	$11,524	$2,451,590
Unsecured	94,118	287	301	—	588	31	94,737
Real estate:
One-to-four family residential	164,416	2,448	500	—	2,948	568	167,932
Commercial and multifamily residential:
Commercial land	269,816	64	—	—	64	934	270,814
Income property	1,365,150	480	111	—	591	4,005	1,369,746
Owner occupied	1,052,078	1,652	—	—	1,652	6,248	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,542	—	—	—	—	14	11,556
Residential construction	109,080	—	—	—	—	549	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	—	103,779
Owner occupied	103,480	—	—	—	—	—	103,480
Consumer	318,369	2,035	235	—	2,270	3,883	324,522
Total	$6,031,078	$7,772	$1,157	$—	$8,929	$27,756	$6,067,763

The following is an analysis of the impaired loans (see Note 1) as of December 31, 2017 and 2016:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,195,649	$40,012	$3,808	$3,937	$1,867	$36,204	$42,314
Unsecured	124,150	25	25	24	3	—	—
Real estate:
One-to-four family residential	185,659	895	867	1,408	103	28	337
Commercial and multifamily residential:
Commercial land	293,694	2,287	—	—	—	2,287	2,282
Income property	1,901,313	5,023	2,768	3,328	185	2,255	2,601
Owner occupied	1,591,298	8,688	77	80	3	8,611	10,077
Real estate construction:
One-to-four family residential:
Land and acquisition	9,907	—	—	—	—	—	—
Residential construction	188,481	1,210	—	—	—	1,210	1,210
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	—	—
Owner occupied	68,393	4,050	—	—	—	4,050	4,050
Consumer	325,210	7,015	5,303	5,568	199	1,712	1,864
Total	$8,176,782	$69,205	$12,848	$14,345	$2,360	$56,357	$64,735

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2016	(in thousands)
Commercial business:
Secured	$2,442,772	$8,818	$2,414	$2,484	$664	$6,404	$12,831
Unsecured	94,737	—	—	—	—	—	—
Real estate:
One-to-four family residential	167,403	529	435	693	12	94	291
Commercial and multifamily residential:
Commercial land	270,106	708	—	—	—	708	687
Income property	1,365,321	4,425	540	544	27	3,885	4,148
Owner occupied	1,054,564	5,414	—	—	—	5,414	8,102
Real estate construction:
One-to-four family residential
Land and acquisition	11,542	14	14	102	1	—	—
Residential construction	109,293	336	—	—	—	336	336
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	—	—
Owner occupied	103,480	—	—	—	—	—	—
Consumer	319,307	5,215	4,464	4,558	57	751	833
Total	$6,042,304	$25,459	$7,867	$8,381	$761	$17,592	$27,228

The following table provides additional information on impaired loans for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business
Secured	$20,282	$60	$9,368	$79	$7,987	$84
Unsecured	5	—	—	—	—	—
Real estate:
One-to-four family residential	730	49	743	10	2,848	47
Commercial & multifamily residential
Commercial land	2,079	—	425	—	94	—
Income property	4,314	51	2,492	26	2,913	36
Owner occupied	5,335	445	5,084	—	7,052	26
Real estate construction:
One-to-four family residential
Land and acquisition	3	—	199	—	641	5
Residential construction	309	—	472	—	648	—
Commercial & multifamily residential
Owner occupied	1,620	203	—	—	—	—
Consumer	5,973	163	2,710	122	189	4
Total	$40,650	$971	$21,493	$237	$22,372	$202
The following is an analysis of loans classified as troubled debt restructurings (“TDR”) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	10	$5,655	$5,655	9	$2,131	$2,131	5	$3,724	$3,706
Unsecured	1	26	26	—	—	—	—	—	—
Real estate:
One-to-four family residential	3	583	583	3	203	203	1	30	30
Commercial and multifamily residential:
Commercial land	1	687	687	—	—	—	—	—	—
Income property	1	1,152	1,152	—	—	—	—	—	—
Owner occupied	1	78	78	1	250	250	—	—	—
Commercial and multifamily residential:
Owner occupied	1	4,050	4,050	—	—	—	—	—	—
Consumer	42	5,891	5,891	41	5,095	5,093	1	54	54
Total	60	$18,122	$18,122	54	$7,679	$7,677	7	$3,808	$3,790

The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had $506 thousand of commitments to lend additional funds on loans classified as TDR as of December 31, 2017 as compared to $508 thousand of similar commitments at 2016. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings summarized in the table above largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the years ended December 31, 2017, 2016, and 2015.
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

The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in thousands)
Commercial business	$13,753	$21,606
Real estate:
One-to-four family residential	14,610	20,643
Commercial and multifamily residential	79,211	94,795
Total real estate	93,821	115,438
Real estate construction:
One-to-four family residential	177	832
Commercial and multifamily residential	595	1,726
Total real estate construction	772	2,558
Consumer	12,412	17,649
Subtotal of purchased credit impaired loans	120,758	157,251
Less:
Valuation discount resulting from acquisition accounting	8,088	11,591
Allowance for loan losses	6,907	10,515
PCI loans, net of valuation discounts and allowance for loan losses	$105,763	$135,145
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of period	$45,191	$58,981	$73,849
Accretion	(12,357)	(16,266)	(21,919)
Disposals	(158)	(148)	(1,681)
Reclassifications from (to) nonaccretable difference	(1,500)	2,624	8,732
Balance at end of period	$31,176	$45,191	$58,981
The Company did not acquire any loans accounted for under ASC 310-30 during 2017 or 2016.

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the twelve month periods ended December 31, 2017 and December 31, 2016.

The following tables show a detailed analysis of the allowance for loans for the years ended December 31, 2017, 2016 and 2015:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(7,524)	$4,283	$(3,468)	$29,341	$1,867	$27,474
Unsecured	960	(89)	553	576	2,000	3	1,997
Real estate:
One-to-four family residential	599	(460)	568	(6)	701	103	598
Commercial and multifamily residential:
Commercial land	1,797	—	53	2,415	4,265	—	4,265
Income property	7,342	(287)	498	(1,881)	5,672	185	5,487
Owner occupied	6,439	—	124	(1,104)	5,459	3	5,456
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	72	589	963	—	963
Residential construction	669	—	106	2,934	3,709	—	3,709
Commercial and multifamily residential:
Income property	404	—	1	6,648	7,053	—	7,053
Owner occupied	1,192	—	—	3,221	4,413	—	4,413
Consumer	3,534	(1,474)	1,187	1,916	5,163	199	4,964
Purchased credit impaired	10,515	(6,812)	6,187	(2,983)	6,907	—	6,907
Unallocated	226	—	—	(226)	—	—	—
Total	$70,043	$(16,660)	$13,632	$8,631	$75,646	$2,360	$73,286

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(9,993)	$2,483	$11,239	$36,050	$664	$35,386
Unsecured	1,299	(75)	162	(426)	960	—	960
Real estate:
One-to-four family residential	916	(35)	171	(453)	599	12	587
Commercial and multifamily residential:
Commercial land	1,178	(26)	2	643	1,797	—	1,797
Income property	6,616	—	966	(240)	7,342	27	7,315
Owner occupied	5,550	(63)	434	518	6,439	—	6,439
Real estate construction:
One-to-four family residential:
Land and acquisition	339	(88)	57	8	316	1	315
Residential construction	733	—	234	(298)	669	—	669
Commercial and multifamily residential:
Income property	388	—	109	(93)	404	—	404
Owner occupied	1,006	—	—	186	1,192	—	1,192
Consumer	3,531	(1,238)	933	308	3,534	57	3,477
Purchased credit impaired	13,726	(9,944)	7,004	(271)	10,515	—	10,515
Unallocated	569	—	—	(343)	226	—	226
Total	$68,172	$(21,462)	$12,555	$10,778	$70,043	$761	$69,282

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Year ended December 31, 2015	(in thousands)
Commercial business:
Secured	$25,923	$(7,486)	$2,069	$11,815	$32,321	$321	$32,000
Unsecured	927	(780)	267	885	1,299	—	1,299
Real estate:
One-to-four family residential	2,281	(376)	307	(1,296)	916	314	602
Commercial and multifamily residential:
Commercial land	799	—	291	88	1,178	—	1,178
Income property	9,159	(390)	3,568	(5,721)	6,616	—	6,616
Owner occupied	5,007	(115)	116	542	5,550	—	5,550
Real estate construction:
One-to-four family residential:
Land and acquisition	1,197	—	103	(961)	339	—	339
Residential construction	1,860	—	90	(1,217)	733	3	730
Commercial and multifamily residential:
Income property	622	—	8	(242)	388	—	388
Owner occupied	434	—	—	572	1,006	—	1,006
Consumer	3,180	(2,066)	931	1,486	3,531	15	3,516
Purchased credit impaired	16,336	(13,854)	7,329	3,915	13,726	—	13,726
Unallocated	1,844	—	—	(1,275)	569	—	569
Total	$69,569	$(25,067)	$15,079	$8,591	$68,172	$653	$67,519
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$2,705	$2,930	$2,655
Net changes in the allowance for unfunded commitments and letters of credit	425	(225)	275
Ending balance	$3,130	$2,705	$2,930
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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reported as classified loans in our allowance analysis. We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful loans have a high probability of loss; however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$3,049,031	$64,600	$122,030	$—	$—	$3,235,661
Unsecured	123,621	—	554	—	—	124,175
Real estate:
One-to-four family residential	183,312	1,186	2,056	—	—	186,554
Commercial and multifamily residential:
Commercial land	283,673	5,204	7,104	—	—	295,981
Income property	1,857,832	17,181	31,323	—	—	1,906,336
Owner occupied	1,546,775	7,380	45,831	—	—	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	25	—	—	9,907
Residential construction	187,863	—	1,828	—	—	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	293,028
Owner occupied	68,393	—	4,050	—	—	72,443
Consumer	323,129	—	9,096	—	—	332,225
Total	$7,926,539	$95,551	$223,897	$—	$—	8,245,987
Less:
Allowance for loan losses						68,739
Loans, excluding PCI loans, net						$8,177,248

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$2,289,307	$65,846	$96,437	$—	$—	$2,451,590
Unsecured	93,721	800	216	—	—	94,737
Real estate:
One-to-four family residential	164,797	395	2,740	—	—	167,932
Commercial and multifamily residential:
Commercial land	263,195	3,228	4,391	—	—	270,814
Income property	1,341,978	17,902	9,866	—	—	1,369,746
Owner occupied	1,027,019	6,608	26,351	—	—	1,059,978
Real estate construction:
One-to-four family residential:
Land and acquisition	11,541	—	15	—	—	11,556
Residential construction	108,941	—	688	—	—	109,629
Commercial and multifamily residential:
Income property	103,779	—	—	—	—	103,779
Owner occupied	98,948	88	4,444	—	—	103,480
Consumer	317,728	—	6,794	—	—	324,522
Total	$5,820,954	$94,867	$151,942	$—	$—	6,067,763
Less:
Allowance for loan losses						59,528
Loans, excluding PCI loans, net						$6,008,235

The following is an analysis of the credit quality of our PCI loan portfolio as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$11,918	$—	$723	$—	$—	$12,641
Unsecured	1,045	—	67	—	—	1,112
Real estate:
One-to-four family residential	13,817	—	793	—	—	14,610
Commercial and multifamily residential:
Commercial land	9,460	349	—	—	—	9,809
Income property	25,981	—	35	—	—	26,016
Owner occupied	42,617	—	769	—	—	43,386
Real estate construction:
One-to-four family residential:
Land and acquisition	169	—	8	—	—	177
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	595	—	—	—	—	595
Owner occupied	—	—	—	—	—	—
Consumer	11,705	—	707	—	—	12,412
Total	$117,307	$349	$3,102	$—	$—	120,758
Less:
Valuation discount resulting from acquisition accounting						8,088
Allowance for loan losses						6,907
PCI loans, net						$105,763

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016	(in thousands)
PCI loans:
Commercial business:
Secured	$18,824	$92	$1,954	$—	$—	$20,870
Unsecured	736	—	—	—	—	736
Real estate:
One-to-four family residential	19,293	—	1,350	—	—	20,643
Commercial and multifamily residential:
Commercial land	7,333	—	213	—	—	7,546
Income property	31,042	—	1,678	—	—	32,720
Owner occupied	53,623	—	906	—	—	54,529
Real estate construction:
One-to-four family residential:
Land and acquisition	744	—	88	—	—	832
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	1,217	—	—	—	—	1,217
Owner occupied	509	—	—	—	—	509
Consumer	17,202	—	447	—	—	17,649
Total	$150,523	$92	$6,636	$—	$—	157,251
Less:
Valuation discount resulting from acquisition accounting						11,591
Allowance for loan losses						10,515
PCI loans, net						$135,145

7.	Other Real Estate Owned
The following table sets forth activity in OREO for the period:

	December 31, 2017	December 31, 2016
	(in thousands)
Balance, beginning of period	$5,998	$13,738
Established through acquisitions	10,279	—
Transfers in	106	1,047
Valuation adjustments	(364)	(860)
Proceeds from sale of OREO property	(2,590)	(8,158)
Gain (loss) on sale of OREO, net	(131)	231
Balance, end of period	$13,298	$5,998
At December 31, 2017, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $74 thousand and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $302 thousand.
8. FDIC Loss-sharing Asset and Covered Assets
During the current year, we entered into an agreement with the FDIC to terminate all loss-sharing agreements ahead of their contractual maturities. These loss-sharing agreements were entered into in 2010 and 2011 in conjunction with our acquisitions of (1) Columbia River Bank in January 2010, (2) American Marine Bank in January 2010, (3) Summit Bank in May 2011 and (4) First Heritage Bank in May 2011. Under the early termination, all rights and obligations of the Company and the FDIC have been resolved and completed. The Company paid the FDIC $4.7 million as consideration for early termination. The early termination was recorded in the Company’s financial statements by removing the remaining FDIC loss-sharing asset of $3.1 million and the remaining FDIC clawback liability of $5.4 million and recording a one-time, pre-tax charge on termination of $2.4 million, recorded to “Other” noninterest expense. Prior to entering into the termination agreement, the Company had $74.0 million of non-single family covered assets and $26.4 million of single family covered assets at March 31, 2017. As a result of the termination agreement, the Company will benefit from all future recoveries, and be responsible for all future losses and expenses related to the assets previously subject to the loss-sharing agreements.
The following table shows a detailed analysis of the FDIC loss-sharing asset for the years ending December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Balance at beginning of period	$3,535	$6,568
Adjustments not reflected in income:
Cash paid to the FDIC, net	184	705
FDIC shared recoveries, net	(149)	(1,153)
Termination of FDIC loss-sharing agreements	(3,123)	—
Adjustments reflected in noninterest income (1):
Amortization, net	(414)	(2,829)
Loan impairment	40	301
Sale of other real estate	18	148
Valuation adjustments of other real estate	—	(22)
Other	(91)	(183)
Balance at end of period	$—	$3,535
__________
(1) Amounts shown in the table above for adjustments reflected in noninterest income include only those adjustments recorded to the noninterest income line item “Change in FDIC loss-sharing asset” in the Consolidated Statements of Income and do not include the charge related to the termination of the FDIC loss-sharing agreements.

9.	Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2017	2016
	(in thousands)
Land	$54,510	$47,438
Buildings	110,216	101,196
Leasehold improvements	24,184	19,491
Furniture and equipment	30,486	26,709
Vehicles	473	536
Computer software	20,384	18,657
Total cost	240,253	214,027
Less accumulated depreciation and amortization	(70,763)	(63,685)
Total	$169,490	$150,342
Total depreciation and amortization expense was $9.8 million, $11.8 million, and $12.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

10.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed its annual impairment assessment as of July 31, 2017 and concluded that there was no impairment. As of December 31, 2017 we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the period:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Goodwill, beginning of period	$382,762	$382,762	$382,537
Established through acquisitions and provisional period adjustments (1)	383,080	—	225
Total goodwill, end of period	765,842	382,762	382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	58,598	58,598	58,598
Accumulated amortization, beginning of period	(41,886)	(35,940)	(29,058)
Core deposit intangible, net, beginning of period	16,712	22,658	29,540
Established through acquisition	46,875	—	—
CDI current period amortization	(6,333)	(5,946)	(6,882)
Total core deposit intangible, end of period	57,254	16,712	22,658
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	58,173	17,631	23,577
Total goodwill and intangible assets, end of period	$824,015	$400,393	$406,339
__________
(1) See Note 2, Business Combinations, for additional information regarding the goodwill related to the acquisition of Pacific Continental on November 1, 2017.

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,	(in thousands)
2018	$12,235
2019	10,479
2020	8,724
2021	7,264
2022	5,880

11.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2017	2016
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,081,901	$3,944,495
Interest-bearing demand	1,265,212	985,293
Money market	2,543,712	1,791,283
Savings	861,941	723,667
Certificates of deposit, less than $250,000	286,791	304,830
Total core deposits	10,039,557	7,749,568
Certificates of deposit, $250,000 or more	100,399	79,424
Certificates of deposit insured through CDARS®	25,374	22,039
Other brokered certificates of deposits	78,481	—
Brokered money market accounts	289,031	208,348
Subtotal	10,532,842	8,059,379
Valuation adjustment resulting from acquisition accounting	(757)	36
Total deposits	$10,532,085	$8,059,415
Overdrafts of $1.6 million and $4.4 million were reclassified as loan balances at December 31, 2017 and 2016, respectively.
The following table shows the amount and maturity of time deposits:

Years Ending December 31,	(in thousands)
2018	$338,958
2019	74,177
2020	34,727
2021	20,857
2022	12,600
Thereafter	9,726
Total	$491,045

12.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Des Moines (“FHLB”) to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. At December 31, 2017, FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Within 1 year	2.58%	$4,000
Over 1 through 5 years	3.85%	2,000
Due after 10 years	5.37%	5,000
Total		11,000
Valuation adjustment from acquisition accounting		579
Total		$11,579
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
	(dollars in thousands)
Balance at end of period	$11,579	$6,493	$68,531
Average balance during period	$79,788	$79,673	$70,678
Maximum month-end balance during period	$317,480	$250,515	$242,556
Weighted average rate during period	1.33%	0.80%	0.68%
Weighted average rate at December 31	4.08%	5.42%	0.79%
FHLB advances are collateralized by the following:

	December 31,
	2017	2016
	(in thousands)
Recorded value of blanket pledge on loans receivable	$1,443,554	$1,510,514
Total	$1,443,554	$1,510,514
FHLB borrowing capacity	$1,432,554	$1,502,284
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
The following table shows amounts pledged to the Federal Reserve Bank:

	December 31,
	2017	2016
	(in thousands)
Fair value of investment securities	$51,172	$32,795
Recorded value of pledged commercial loans	48,882	28,212
Total	$100,054	$61,007
Federal Reserve Bank borrowing capacity	$100,054	$61,007

13.	Securities Sold Under Agreements to Repurchase
Securities Sold Under Agreements to Repurchase - Term
The Company has entered into wholesale repurchase agreements with certain brokers. At December 31, 2017 and 2016, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. Securities available for sale with a carrying amount of $28.5 million at December 31, 2017 were pledged as collateral for the repurchase agreement borrowings. The broker holds the securities while the Company continues to receive the principal and interest payments from the securities. Upon maturity of the agreement in 2018, the pledged securities will be returned to the Company.
Securities Sold Under Agreements to Repurchase - Sweep
These sweep repurchase agreements are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Financial Statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the Consolidated Financial Statements. These agreements had a balance of $54.1 million and a weighted average interest rate of 0.11% at December 31, 2017. All of these repurchase agreements in existence at December 31, 2017 mature on a daily basis. Securities available for sale with a carrying amount of $66.5 million at December 31, 2017 were pledged as collateral for the sweep repurchase agreement borrowings.

14.	Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). The Notes are callable at par on June 30, 2021, have a stated maturity of June 30, 2026 and bear interest at a fixed annual rate of 5.875% per year, from and including June 27, 2016, but excluding June 30, 2021. From and including June 30, 2021 through the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 471.5 basis points.
15. Junior Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $14.4 million of trust preferred obligations. The Company redeemed $6.2 million of these obligations during 2017. At December 31, 2017, the remaining $8.2 million of obligations bore interest at a rate of 2.71%, paid quarterly.

16.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2017 and 2016 was $384.7 million and $309.3 million, respectively. Mark-to-market gains of $16 thousand for both 2017 and 2016 and $11 thousand for 2015 were recorded to “Other” noninterest expense.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2017 and 2016:

	Asset Derivatives				Liability Derivatives
	2017		2016		2017		2016
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$6,707	Other assets	$9,012	Other liabilities	$6,714	Other liabilities	$9,036

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
December 31, 2017	(in thousands)
Assets
Interest rate contracts	$6,707	$—	$6,707	$—	$6,707
Liabilities
Interest rate contracts	$6,714	$—	$6,714	$(6,714)	$—
Repurchase agreements	$79,059	$—	$79,059	$(79,059)	$—

December 31, 2016
Assets
Interest rate contracts	$9,012	$—	$9,012	$—	$9,012
Liabilities
Interest rate contracts	$9,036	$—	$9,036	$(9,036)	$—
Repurchase agreements	$80,822	$—	$80,822	$(80,822)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2017	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$54,059	$—	$25,000	$—	$79,059
Gross amount of recognized liabilities for repurchase agreements					79,059
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $25.0 million term wholesale repurchase agreement, which matures in 2018, is monitored on a monthly basis and additional collateral is pledged when necessary. The pledged collateral related to the Company’s $54.1 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

17.	Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits Columbia Bank employees who are at least 18 years of age to contribute up to 75% of their eligible compensation to the 401(k) Plan starting on the first day of the month following their hire date. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $2.7 million during 2017, $2.4 million during 2016, and $2.3 million during 2015, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $5.7 million during 2017, $5.1 million during 2016 and $5.2 million during 2015.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 38,387 shares for $1.5 million in 2017, 50,116 shares for $1.8 million in 2016 and 42,134 shares for $1.2 million in 2015. At December 31, 2017 there were 411,107 shares available for purchase under the ESP Plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 10 year period and provide a fixed annual benefit over the subsequent 10 year period. At December 31, 2017 and 2016, the liability associated with these plans was $4.6 million and $4.8 million, respectively. Expense associated with these plans for the years ended December 31, 2017, 2016 and 2015 was $452 thousand, $467 thousand and $859 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using “RP-2014 Adjusted to 2006 Total Dataset Mortality Table with Scale MP-2017 projected to 2028” for the mortality assumptions and discount rate of 3.80% for 2017 and 4.09% for 2016. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in “Other liabilities” on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2017	2016
	(in thousands)
Balance at beginning of year	$26,263	$25,544
Change in actuarial loss (gain)	(6,453)	62
Plan amendments	148	—
Benefit expense	1,600	2,201
Benefit payments	(1,005)	(1,544)
Balance at end of year	$20,553	$26,263
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,	(in thousands)
2018	$936
2019	963
2020	1,971
2021	2,095
2022	1,135
2023 through 2027	7,563
Total	$14,663

18.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2018 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2017, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,	(in thousands)
2018	$10,994
2019	10,458
2020	8,730
2021	7,104
2022	6,303
Thereafter	14,482
Total minimum payments	$58,071
Total rental expense on buildings and equipment, net of rental income of $791 thousand, $992 thousand and $1.1 million, was $7.9 million, $8.7 million and $7.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
Sale-leaseback transactions: On August 11, 2017, the Company sold one of its Idaho facilities and leased back the portion of the facility utilized for branch operations. The lease term is through August 2027, with monthly payments of approximately $26 thousand. The resulting gain on sale of $509 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At December 31, 2017, the deferred gain was $490 thousand and is included in “Other liabilities” on the Consolidated Balance Sheets.
On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The lease term is through August 2026, with monthly payments of approximately $12 thousand. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At December 31, 2017, the deferred gain was $644 thousand and is included in “Other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2017 and 2016, the Company’s loan commitments amounted to $2.62 billion and $2.17 billion, respectively. Standby letters of credit were $51.3 million and $49.7 million at December 31, 2017 and 2016, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $159 thousand and $3.4 million at December 31, 2017 and 2016, respectively.
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
Dividends. On January 26, 2017, the Company declared a quarterly cash dividend of $0.22 per common share payable on February 22, 2017 to shareholders of record as of the close of business on February 8, 2017.
On April 27, 2017, the Company declared a quarterly cash dividend of $0.22 per common share payable on May 24, 2017 to shareholders of record at the close of business on May 10, 2017.
On July 27, 2017, the Company declared a quarterly cash dividend of $0.22 per common share payable on August 23, 2017 to shareholders of record at the close of business on August 9, 2017.
On October 19, 2017, the Company declared a quarterly cash dividend of $0.22 per common share payable on November 14, 2017 to shareholders of record at the close of business on October 31, 2017.
Subsequent to year end, on January 25, 2018, the Company declared a quarterly cash dividend of $0.22 per share payable on February 21, 2018, to shareholders of record at the close of business on February 7, 2018.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

20. Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017, 2016 and 2015:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Year Ended December 31, 2017	(in thousands)
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income (loss) before reclassifications	(3,391)	4,017	626
Amounts reclassified from accumulated other comprehensive loss (2)	7	223	230
Net current-period other comprehensive income (loss)	(3,384)	4,240	856
Adjustment pursuant to adoption of ASU 2018-02	(3,691)	(391)	(4,082)
Ending balance	$(19,779)	$(2,446)	$(22,225)
Year Ended December 31, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive loss before reclassifications	(12,338)	(39)	(12,377)
Amounts reclassified from accumulated other comprehensive loss (2)	(752)	425	(327)
Net current-period other comprehensive income (loss)	(13,090)	386	(12,704)
Ending balance	$(12,704)	$(6,295)	$(18,999)
Year Ended December 31, 2015
Beginning balance	$7,462	$(1,841)	$5,621
Other comprehensive loss before reclassifications	(6,069)	(5,054)	(11,123)
Amounts reclassified from accumulated other comprehensive income (2)	(1,007)	214	(793)
Net current-period other comprehensive loss	(7,076)	(4,840)	(11,916)
Ending balance	$386	$(6,681)	$(6,295)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.
In December 2017, the Company made an election to reclassify income tax effects related to the Tax Cuts and Jobs Act of $4.1 million from accumulated other comprehensive income to retained earnings. The Company uses the portfolio approach to account for the tax consequences of amounts reported in OCI.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2017, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$(11)	$1,181	$1,581	Investment securities gains (losses), net
	(11)	1,181	1,581	Total before tax
	4	(429)	(574)	Income tax benefit (provision)
	$(7)	$752	$1,007	Net of tax

Amortization of pension plan liability actuarial losses	$(350)	$(668)	$(336)	Compensation and employee benefits
	(350)	(668)	(336)	Total before tax
	127	243	122	Income tax benefit
	$(223)	$(425)	$(214)	Net of tax

21.	Fair Value Accounting and Measurement
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
Fair values are determined as follows:
Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC for all securities other than U.S. Treasury Notes and other securities, which are considered a Level 1 input method.
Interest rate contract positions are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2017 and 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2017	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,726,725	$—	$1,726,725	$—
State and municipal securities	596,004	—	596,004	—
U.S. government agency and government-sponsored enterprise securities	414,774	—	414,774	—
U.S. government securities	248	248	—	—
Other securities	5,080	5,080	—	—
Total securities available for sale	$2,742,831	$5,328	$2,737,503	$—
Other assets (Interest rate contracts)	$6,707	$—	$6,707	$—
Liabilities
Other liabilities (Interest rate contracts)	$6,714	$—	$6,714	$—

	Fair value at December 31, 2016	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,465,732	$—	$1,465,732	$—
State and municipal debt securities	475,060	—	475,060	—
U.S. government agency and government-sponsored enterprise securities	331,902	—	331,902	—
U.S. government securities	800	800	—	—
Other securities	5,083	—	5,083	—
Total securities available for sale	$2,278,577	$800	$2,277,777	$—
Other assets (Interest rate contracts)	$9,012	$—	$9,012	$—
Liabilities
Other liabilities (Interest rate contracts)	$9,036	$—	$9,036	$—
During the year ended December 31, 2017 there was a transfer of $5.1 million out of Level 2 of the valuation hierarchy and a corresponding transfer into Level 1 of the valuation hierarchy related to the Company’s other securities. The Company determined that the other securities were traded in active markets. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period. There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the year ended December 31, 2016.

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
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2017 and 2016:

	Fair value at December 31, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$6,577	$—	$—	$6,577	$2,507
OREO	1,423	—	—	1,423	239
	$8,000	$—	$—	$8,000	$2,746

	Fair value at December 31, 2016	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2016
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$3,787	$—	$—	$3,787	$5,413
OREO	4,388	—	—	4,388	332
	$8,175	$—	$—	$8,175	$5,745
The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the “Allowance for loan and lease losses.” The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent changes in any valuation allowances from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted-average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2017 and 2016, along with the valuation techniques used, are shown in the following tables:

	Fair value at December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$3,519	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other	$3,058	Discounted Cash Flow	Discount Rate	3.75% - 7.75% (4.12%)
OREO	$1,423	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

(3) Collateral consists of real property and a government agency guarantee.

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

(3) Collateral consists of accounts receivable, inventory, equipment and real property.
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
Securities available for sale—Securities at fair value, other than U.S. Treasury Notes, are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors (Level 2). U.S. Treasury Notes and other securities are priced using quotes in active markets (Level 1).
Federal Home Loan Bank stock—The fair value is based upon the par value of the stock which equates to its carrying value (Level 2).
Loans held for sale—The carrying amount of loans held for sale approximates their fair values due to the short period of time between the origination and sales dates (Level 2).
Loans—Loans are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. For most performing loans, fair value is estimated using expected duration and lending rates that would have been offered on December 31, 2017 or 2016 for loans which mirror the attributes of the loans with similar rate structures and average maturities. The fair values resulting from these calculations are reduced by an amount representing the change in estimated fair value attributable to changes in borrowers’ credit quality since the loans were originated. For nonperforming loans, fair value is estimated by applying a valuation discount based upon loan sales data from the FDIC. For PCI loans, fair value is estimated by discounting the expected future cash flows using a lending rate that would have been offered on December 31, 2017 (Level 3).
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
Subordinated debentures—The fair value of subordinated debentures is estimated using the quoted prices for similar or identical instruments in markets that are not active (Level 2).
Junior subordinated debentures—The fair value is estimated as the carrying value as these obligations are redeemable and a market participant would expect redemption in the near-term. Subsequent to year-end, on January 7, 2018, the Company redeemed these obligations at their carrying amount (Level 2).
Other financial instruments—The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$244,615	$244,615	$244,615	$—	$—
Interest-earning deposits with banks	97,918	97,918	97,918	—	—
Securities available for sale	2,742,831	2,742,831	5,328	2,737,503	—
FHLB stock	10,440	10,440	—	10,440	—
Loans held for sale	5,766	5,766	—	5,766	—
Loans	8,283,011	8,055,817	—	—	8,055,817
Interest rate contracts	6,707	6,707	—	6,707	—
Liabilities
Deposits	$10,532,085	$10,524,135	$10,041,040	$483,095	$—
FHLB advances	11,579	12,281	—	12,281	—
Repurchase agreements	79,059	79,070	—	79,070	—
Subordinated debentures	35,647	35,895	—	35,895	—
Junior subordinated debentures	8,248	8,248	—	8,248	—
Interest rate contracts	6,714	6,714	—	6,714	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,038	$193,038	$193,038	$—	$—
Interest-earning deposits with banks	31,200	31,200	31,200	—	—
Securities available for sale	2,278,577	2,278,577	800	2,277,777	—
FHLB stock	10,240	10,240	—	10,240	—
Loans held for sale	5,846	5,846	—	5,846	—
Loans	6,143,380	6,040,439	—	—	6,040,439
FDIC loss-sharing asset	3,535	867	—	—	867
Interest rate contracts	9,012	9,012	—	9,012	—
Liabilities
Deposits	$8,059,415	$8,055,168	$7,653,122	$402,046	$—
FHLB advances	6,493	7,070	—	7,070	—
Repurchase agreements	80,822	81,131	—	81,131	—
Interest rate contracts	9,036	9,036	—	9,036	—

22.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands except per share)
Basic EPS:
Net income	$112,828	$104,866	$98,827
Less: Earnings allocated to participating securities
Preferred shares	3	185	175
Nonvested restricted shares	1,501	1,371	1,075
Earnings allocated to common shareholders	$111,324	$103,310	$97,577
Weighted average common shares outstanding	59,882	57,184	57,019
Basic earnings per common share	$1.86	$1.81	$1.71
Diluted EPS:
Earnings allocated to common shareholders	$111,324	$103,310	$97,577
Weighted average common shares outstanding	59,882	57,184	57,019
Dilutive effect of equity awards and warrants	6	9	13
Weighted average diluted common shares outstanding	59,888	57,193	57,032
Diluted earnings per common share	$1.86	$1.81	$1.71
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	13	19	37

23.	Share-Based Payments
At December 31, 2017, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 1,800,000 shares.
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
A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2017, 2016 and 2015 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	519,785	$23.03
Granted	306,007	$28.57
Vested	(131,775)	$21.55
Forfeited	(28,315)	$24.79
Nonvested at December 31, 2015	665,702	$25.80
Granted	335,593	$28.40
Vested	(153,235)	$23.80
Forfeited	(29,305)	$27.13
Nonvested at December 31, 2016	818,755	$25.81
Granted	337,384	$38.51
Vested	(253,509)	$25.67
Forfeited	(96,924)	$28.97
Nonvested at December 31, 2017	805,706	$25.89

As of December 31, 2017, there was $18.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2017, 2016, and 2015 was $6.5 million, $3.6 million, and $2.8 million, respectively.
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
A summary of option activity under the Plan as of December 31, 2017, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2016	23,429	$45.98
Forfeited	(577)	$54.70
Expired	(2,284)	$135.97
Exercised	(2,242)	$10.05
Balance at December 31, 2017	18,326	$38.88	0.7	$214
Vested or expected to vest at December 31, 2017	18,326	$38.88	0.7	$214
Total Exercisable at December 31, 2017	18,326	$38.88	0.7	$214
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $67 thousand, $232 thousand, and $85 thousand, respectively. There were no options granted during the years ended December 31, 2017, 2016, and 2015. There were no options that vested during the years ended December 2017, 2016, and 2015.
As of December 31, 2017, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$0.00 - $9.99	6,393	1.3	$9.91	6,393	$9.91
$40.00 - $49.99	349	0.5	$44.49	349	$44.49
$50.00 - $136.93	11,584	0.3	$54.70	11,584	$54.70
	18,326	0.7	$38.88	18,326	$38.88
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2017, 2016 and 2015, the Company recognized pre-tax share-based compensation expense of $7.7 million, $5.0 million and $4.1 million, respectively.

24.	Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax expense	$42,724	$43,069	$36,426
Deferred tax expense	22,431	1,846	6,367
Total	$65,155	$44,915	$42,793
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$18,315	$26,638
Deferred compensation	9,539	16,232
Stock options and restricted stock	1,438	1,922
OREO	521	111
Nonaccrual interest	163	320
Purchase accounting	—	2,613
Unrealized loss on investment securities	5,992	7,492
Net operating losses and credit carryforwards	7,259	8,597
Depreciation	—	1,059
Other	985	851
Total deferred tax assets	44,212	65,835
Deferred tax liabilities:
Asset purchase tax basis difference	(5,709)	(9,037)
FHLB stock dividends	(782)	(1,232)
Deferred loan fees	(4,505)	(5,126)
Purchase accounting	(9,088)	—
Depreciation	(1,581)	—
Other	(2,036)	(155)
Total deferred tax liabilities	(23,701)	(15,550)
Net deferred tax asset	$20,511	$50,285
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$62,262	35%	$52,424	35%	$49,567	35%
Reduction resulting from:
Tax exempt instruments	(8,485)	(5)%	(7,433)	(5)%	(6,761)	(5)%
Life insurance proceeds	(3,351)	(2)%	(1,680)	(1)%	(1,554)	(1)%
Acquisition costs	825	1%	—	—%	—	—%
Deferred tax asset revaluation	12,210	7%	—	—%	—	—%
Other, net	1,694	1%	1,604	1%	1,541	1%
Income tax provision	$65,155	37%	$44,915	30%	$42,793	30%

As of December 31, 2017 and 2016, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2017 and 2016. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $24.8 million, $26.9 million and $144 thousand, respectively, which begin to expire in 2024 and federal credit carryforwards of $450 thousand. Federal credit carryforwards relate to alternative minimum taxes and have no expiration. The amount of carryforwards that may be utilized annually is limited under Sections 382 and 383 as a result of changes in control. Management believes that these carryforwards will be used in the normal course of business, and as such, has not recorded a valuation allowance.
The Company’s 2017 results included the impact of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate tax system, including a Federal corporate rate reduction from 35% to 21%. In 2017, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in an approximately $12.2 million increase in tax expense from the re-measurement of its net deferred tax assets. The final impact of the tax rate change may differ due to changes in assumption made by the Company or actions the Company may take as a result of tax reform.

25.	Regulatory Capital Requirements
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the New Capital Rules will require us, and the Bank, to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At December 31, 2017, the capital conservation buffer for the Company and the Bank was 4.9796% and 4.8123%, respectively. As such, we believe that, as of December 31, 2017, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
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

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.
The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer Phase-In		Minimum Required Plus Capital Conservation Buffer Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2017
CET1 Capital (to risk-weighted assets):
The Company	$1,158,252	11.7421%	$443,886	4.50%	$567,187	5.75%	$690,489	7.00%	N/A	N/A
Columbia Bank	$1,184,476	12.0133%	$443,687	4.50%	$566,933	5.75%	$690,180	7.00%	$640,881	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,165,903	11.8196%	$591,848	6.00%	$715,149	7.25%	$838,451	8.50%	N/A	N/A
Columbia Bank	$1,184,476	12.0133%	$591,582	6.00%	$714,829	7.25%	$838,075	8.50%	$788,777	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,280,326	12.9796%	$789,130	8.00%	$912,432	9.25%	$1,035,734	10.50%	N/A	N/A
Columbia Bank	$1,263,252	12.8123%	$788,777	8.00%	$912,023	9.25%	$1,035,269	10.50%	$985,971	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,165,903	10.9611%	$425,469	4.00%	$425,469	4.00%	$425,469	4.00%	N/A	N/A
Columbia Bank	$1,184,476	10.8186%	$437,939	4.00%	$437,939	4.00%	$437,939	4.00%	$547,423	5.00%
As of December 31, 2016
CET1 Capital (to risk-weighted assets):
The Company	$873,217	11.6450%	$337,439	4.50%	$384,306	5.125%	$524,906	7.00%	N/A	N/A
Columbia Bank	$862,381	11.5051%	$337,304	4.50%	$384,152	5.125%	$524,696	7.00%	$487,217	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$874,688	11.6646%	$449,919	6.00%	$496,786	6.625%	$637,386	8.50%	N/A	N/A
Columbia Bank	$862,381	11.5051%	$449,739	6.00%	$496,587	6.625%	$637,130	8.50%	$599,652	8.00%
Total Capital (to risk-weighted assets):
The Company	$947,436	12.6347%	$599,892	8.00%	$646,759	8.625%	$787,359	10.50%	N/A	N/A
Columbia Bank	$935,129	12.4756%	$599,652	8.00%	$646,500	8.625%	$787,043	10.50%	$749,565	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$874,688	9.5526%	$366,263	4.00%	$366,263	4.00%	$366,263	4.00%	N/A	N/A
Columbia Bank	$862,381	9.4275%	$365,902	4.00%	$365,902	4.00%	$365,902	4.00%	$457,378	5.00%

26.	Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2017	2016 (1)
	(in thousands)
Assets
Cash and due from banking subsidiary	$533	$1,718
Interest-earning deposits	8,765	729
Total cash and cash equivalents	9,298	2,447
Investment in banking subsidiary	1,971,788	1,238,712
Investment in other subsidiaries	5,157	4,978
Goodwill (1)	4,729	7
Other assets	3,426	5,139
Total assets	$1,994,398	$1,251,283
Liabilities and Shareholders’ Equity
Subordinated debentures	$35,647	$—
Junior subordinated debentures	8,248	—
Other liabilities	581	271
Total liabilities	44,476	271
Shareholders’ equity	1,949,922	1,251,012
Total liabilities and shareholders’ equity	$1,994,398	$1,251,283
_________
(1) Reclassified to conform to current period’s presentation. The reclassification was limited to adding a separate line for Goodwill, which was previously included in other assets.
Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Income
Dividend from banking subsidiary	$66,800	$83,500	$67,000
Interest-earning deposits	2	4	5
Other income	8	8	92
Total income	66,810	83,512	67,097
Expense
Compensation and employee benefits	732	543	618
Subordinated debentures interest expense	304	—	—
Other borrowings interest expense	60	—	5
Other expense	3,090	1,608	1,368
Total expenses	4,186	2,151	1,991
Income before income tax benefit and equity in undistributed earnings of subsidiaries	62,624	81,361	65,106
Income tax benefit	(548)	(748)	(663)
Income before equity in undistributed earnings of subsidiaries	63,172	82,109	65,769
Equity in undistributed earnings of subsidiaries	49,656	22,757	33,058
Net income	$112,828	$104,866	$98,827

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities
Net income	$112,828	$104,866	$98,827
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(49,656)	(22,757)	(33,058)
Stock-based compensation expense	7,745	5,009	4,090
Net changes in other assets and liabilities	1,672	(394)	(3,170)
Net cash provided by operating activities	72,589	86,724	66,689
Investing Activities
Net cash paid in business combinations	(580)	—	—
Net cash provided by investing activities	(580)	—	—
Financing Activities
Preferred stock dividends	—	(157)	(137)
Common stock dividends	(51,308)	(88,677)	(77,263)
Repayment of junior subordinated debentures	(6,186)	—	(8,248)
Cash settlement of acquired equity awards	(7,345)	—	—
Purchase and retirement of common stock	(2,299)	(1,125)	(906)
Proceeds from exercise of stock options	1,980	1,349	1,258
Excess tax benefit associated with share-based compensation	—	344	—
Net cash used in financing activities	(65,158)	(88,266)	(85,296)
Increase (decrease) in cash and cash equivalents	6,851	(1,542)	(18,607)
Cash and cash equivalents at beginning of year	2,447	3,989	22,596
Cash and cash equivalents at end of year	$9,298	$2,447	$3,989

Supplemental disclosure of noncash investing and financing activities
Share-based consideration issued in business combinations	$636,385	$—	$—

27.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2017 and 2016 is summarized as follows:

	Fourth Quarter (1)	Third Quarter (2)	Second Quarter	First Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2017
Total interest income	$108,841	$90,303	$87,786	$87,816	$374,746
Total interest expense	2,617	1,374	1,625	1,141	6,757
Net interest income	106,224	88,929	86,161	86,675	367,989
Provision (recapture) for loan and lease losses	3,327	(648)	3,177	2,775	8,631
Noninterest income	23,581	37,067	24,135	24,859	109,642
Noninterest expense	85,627	67,537	68,867	68,986	291,017
Income before income taxes	40,851	59,107	38,252	39,773	177,983
Provision for income taxes	25,123	18,338	11,120	10,574	65,155
Net income	$15,728	$40,769	$27,132	$29,199	$112,828
Per common share (3)
Earnings (basic)	$0.23	$0.70	$0.47	$0.50	$1.86
Earnings (diluted)	$0.23	$0.70	$0.47	$0.50	$1.86
2016
Total interest income	$86,734	$86,758	$83,303	$81,174	$337,969
Total interest expense	997	1,186	1,163	1,004	4,350
Net interest income	85,737	85,572	82,140	80,170	333,619
Provision for loan and lease losses	18	1,866	3,640	5,254	10,778
Noninterest income	22,330	23,166	21,940	20,646	88,082
Noninterest expense	65,014	67,264	63,790	65,074	261,142
Income before income taxes	43,035	39,608	36,650	30,488	149,781
Provision for income taxes	12,317	12,124	11,245	9,229	44,915
Net income	$30,718	$27,484	$25,405	$21,259	$104,866
Per common share (3)
Earnings (basic)	$0.53	$0.47	$0.44	$0.37	$1.81
Earnings (diluted)	$0.53	$0.47	$0.44	$0.37	$1.81
 __________
(1) During the fourth quarter of 2017, Columbia acquired Pacific Continental Corporation and also recorded a charge through provision for income taxes related to the re-measurement of our deferred tax assets pursuant to the newly enacted Tax Cuts and Jobs Act. See Note 2, “Business Combinations” for further information regarding this acquisition. See Note 24, “Income Tax” for further information regarding the re-measurement of our deferred tax assets.
(2) During the third quarter of 2017, Columbia sold its merchant card services portfolio. See Note 1, “Summary of Significant Accounting Policies” for further information regarding this transaction.
(3) Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

28.	Subsequent Events
On January 8, 2018, the Company redeemed the remaining $8.2 million junior subordinated debentures.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded from its assessment the internal control over financial reporting at Pacific Continental, which was acquired on November 1, 2017 and whose financial data and results constituted, of the consolidated financial statement amounts, approximately 23% of loans (net of allowance for loan losses), 20% of deposits, 23% of total assets and 4% of net interest income as of and for the year ended December 31, 2017.
Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Columbia Banking System, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pacific Continental Corporation (“Pacific Continental”), the parent of Pacific Continental Bank, which was acquired on November 1, 2017 and whose financial data and results constituted, of the consolidated financial statement amounts, approximately 23% of loans (net of allowance for loan losses), 20% of deposits, 23% of total assets and 4% of net interest income as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Pacific Continental.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
February 28, 2018
Seattle, Washington

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2018 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2017 fiscal year and is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2018.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2018.

Principal Executive Officer:

By:	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer
Hadley S. Robbins, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 28, 2018 as attorney in fact for the following directors who constitute a majority of the board of directors.

[David A. Dietzler]	[Michelle M. Lantow]
[Craig D. Eerkes]	[Randal Lund]
[Ford Elsaesser]	[S. Mae Fujita Numata]
[Mark A. Finkelstein]	[Elizabeth W. Seaton]
[John P. Folsom]	[Janine Terrano]
[Eric S. Forrest]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]

/s/ HADLEY S. ROBBINS
Hadley S. Robbins
Attorney-in-fact

February 28, 2018

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1 *	Agreement and Plan of Merger, by and among Columbia Banking System, Inc., Pacific Continental Corporation and Coast Merger Sub, Inc., dated January 9 2017 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (3)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (4)

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation (5)

3.5	Amended and Restated Bylaws (6)

4.1	Specimen of common stock certificate (7)

4.2
Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1**	Amended and Restated Stock Option and Equity Compensation Plan (8)

10.2**	Form of Stock Option Agreement (9)

10.3**	Form of Restricted Stock Agreement (9)

10.4**	Form of Stock Appreciation Right Agreement (9)

10.5**	Form of Restricted Stock Unit Agreement (9)

10.6**	Form of Long-Term Restricted Stock Agreement (10)

10.7**	Amended and Restated Employee Stock Purchase Plan (11)

10.8	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (12)

10.9**	Employment Agreement between the Bank, the Company and Hadley S. Robbins effective June 28, 2017 (13)

10.10**	Employment Agreement between the Bank, the Company and Melanie J. Dressel effective August 1, 2004 (14)

10.11**	Amendment to Employment Agreement between the Bank, the Company and Melanie J. Dressel effective February 1, 2009 (15)

10.12**	Amendment to Employment Agreement effective December 31, 2008 among the Bank, the Company and Melanie J. Dressel (16)

10.13**	Amendment to Employment Agreement effective February 27, 2015 among the Bank, the Company and Melanie J. Dressel (17)

10.14**	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (18)

10.15**	Change in Control Agreement between the Bank and Mark W. Nelson dated as of October 23, 2012 (19)

10.16**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2012 (19)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit

10.17**	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (20)

10.18**	Second Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Melanie J. Dressel (21)

10.19**	Second Amended and Restated Executive Supplemental Compensation Agreements dated as of May 27, 2009 among the Company, Columbia State Bank and Mark W. Nelson (21)

10.20**	First Amendment to the Second Amended and Restated Executive Supplemental Compensation Agreement, by and between the Bank and Melanie J. Dressel, effective February 27, 2015 (17)

10.21**	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (18)

10.22**	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (9)

10.23**	Form of Indemnification Agreement between the Company and its directors (16)

10.24**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015 (17)

10.25**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015 (17)

10.26**	Change in Control Agreement between the Bank and Hadley S. Robbins dated February 4, 2014 (effective March 1, 2014) (22)

10.27**	West Coast Bancorp 2002 Stock Incentive Plan (23)

10.28**	West Coast Bancorp 2012 Omnibus Incentive Plan (23)

10.29**	2014 Stock Option and Equity Compensation Plan (24)

10.30**	2014 Form of Restricted Stock Agreement (24)

10.31**	2014 Form of Stock Option Agreement (24)

10.32**	2014 Form of Stock Appreciation Rights Agreement (24)

10.33**	2014 Form of Restricted Stock Unit Agreement (24)

10.34**	2014 Form of Cash Award Agreement (24)

10.35**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015 (17)

10.36**	Change in Control Agreement between the Bank and Andrew L. McDonald dated June 1, 2014 (25)

10.37**	Employment Agreement among the Bank, the Company and Hadley S. Robbins dated September 25, 2012 (26)

10.38**	Change in Control Agreement between the Bank and David C. Lawson, dated September 25, 2013 (26)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit

10.39**
First Amendment to the Restated and Amended West Coast Bank Supplemental Executive Retirement Plan Agreement, by and among the Company (as successor-in-interest to the West Coast Bancorp), Bank (as successor-in-interest to West Coast Bank) and Hadley S. Robbins, effective February 27, 2015 (17)

10.40**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective February 27, 2015 (17)

10.41**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (17)

10.42**	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel (27)

10.43**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated October 30, 2015 by and between Columbia State Bank and Melanie J. Dressel (27)

10.44**	Change in Control Agreement between the Bank and Kumi Baruffi dated September 1, 2014 (28)

10.45**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (29)

10.46**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (29)

10.47**+	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017

10.48**+	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David Lawson, effective November 15, 2017

10.49**+	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective November 15, 2017

10.50**+	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective November 15, 2017

10.51**+	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017

12+	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (28)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

__________

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 10, 2017
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013
(5)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(6)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(7)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(8)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(9)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(11)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(12)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(13)	Incorporated by reference to Exhibits 10.1 of the Company’s 8-K filed June 29, 2017
(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(15)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 19, 2009
(16)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(17)	Incorporated by reference to Exhibits 10.1-10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(18)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(19)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(20)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(21)	Incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(22)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013
(23)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(24)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(26)	Incorporated by reference to Exhibits 10.33 and 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014
(27)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
(28)	Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015
(29)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016
(30)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
* The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.
** Management contract or compensatory plan or arrangement
+ Filed herewith