Form 10-Q
period 2018-03-31
COLUMBIA BANKING SYSTEM INC
filed 2018-05-04
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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
Yes ☐  No  ☒
The number of shares of common stock outstanding at April 30, 2018 was 73,238,908.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2018	December 31, 2017
ASSETS			(in thousands)
Cash and due from banks			$206,532	$244,615
Interest-earning deposits with banks			87,124	97,918
Total cash and cash equivalents			293,656	342,533
Debt securities available for sale at fair value			2,624,045	2,737,751
Equity securities at fair value			5,000	5,080
Federal Home Loan Bank stock at cost			11,640	10,440
Loans held for sale			4,312	5,766
Loans, net of unearned income			8,339,631	8,358,657
Less: allowance for loan and lease losses			79,827	75,646
Loans, net			8,259,804	8,283,011
Interest receivable			41,795	40,881
Premises and equipment, net			168,366	169,490
Other real estate owned			11,507	13,298
Goodwill			765,842	765,842
Other intangible assets, net			54,985	58,173
Other assets			289,684	284,621
Total assets			$12,530,636	$12,716,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$4,927,226	$5,081,901
Interest-bearing			5,468,297	5,450,184
Total deposits			10,395,523	10,532,085
Federal Home Loan Bank advances			41,564	11,579
Securities sold under agreements to repurchase			24,247	79,059
Subordinated debentures			35,601	35,647
Junior subordinated debentures			—	8,248
Other liabilities			85,778	100,346
Total liabilities			10,582,713	10,766,964
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
	March 31, 2018	December 31, 2017
(in thousands)
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	73,240	73,020	1,634,916	1,634,705
Retained earnings			361,140	337,442
Accumulated other comprehensive loss			(48,133)	(22,225)
Total shareholders’ equity			1,947,923	1,949,922
Total liabilities and shareholders’ equity			$12,530,636	$12,716,886

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands except per share amounts)
Interest Income
Loans	$103,027	$74,120
Taxable securities	12,708	10,986
Tax-exempt securities	3,064	2,691
Deposits in banks	345	19
Total interest income	119,144	87,816
Interest Expense
Deposits	2,509	787
Federal Home Loan Bank advances	570	225
Subordinated debentures	468	—
Other borrowings	116	129
Total interest expense	3,663	1,141
Net Interest Income	115,481	86,675
Provision for loan and lease losses	5,852	2,775
Net interest income after provision for loan and lease losses	109,629	83,900
Noninterest Income
Deposit account and treasury management fees	8,740	7,287
Card revenue	5,813	5,723
Financial services and trust revenue	2,730	2,839
Loan revenue	3,186	3,593
Merchant processing revenue	—	2,019
Bank owned life insurance	1,426	1,280
Investment securities gains, net	22	—
Change in FDIC loss-sharing asset	—	(274)
Other	1,226	2,392
Total noninterest income	23,143	24,859
Noninterest Expense
Compensation and employee benefits	50,570	40,825
Occupancy	10,121	7,191
Merchant processing expense	—	1,049
Advertising and promotion	1,429	817
Data processing	5,270	4,208
Legal and professional fees	3,237	3,369
Taxes, licenses and fees	1,425	1,241
Regulatory premiums	937	776
Net cost of operation of other real estate owned	1	152
Amortization of intangibles	3,188	1,349
Other	9,809	8,009
Total noninterest expense	85,987	68,986
Income before income taxes	46,785	39,773
Income tax provision	6,815	10,574
Net Income	$39,970	$29,199
Earnings per common share
Basic	$0.55	$0.50
Diluted	$0.55	$0.50
Dividends paid per common share	$0.22	$0.22
Weighted average number of common shares outstanding	72,300	57,388
Weighted average number of diluted common shares outstanding	72,305	57,394

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income	$39,970	$29,199
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $7,891 and ($968)	(26,048)	1,702
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $24 and $0	(78)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(26,126)	1,702
Pension plan liability adjustment:
Reduction in unfunded defined benefit plan liability during the period, net of tax of $0 and ($2,622)	—	4,604
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($19) and ($49)	61	87
Pension plan liability adjustment, net	61	4,691
Other comprehensive income (loss)	(26,065)	6,393
Total comprehensive income	$13,905	$35,592

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2018	—	$—	73,020	$1,634,705	$337,442	$(22,225)	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	—	—	(203)	157	(46)
Net income	—	—	—	—	39,970	—	39,970
Other comprehensive loss	—	—	—	—	—	(26,065)	(26,065)
Issuance of common stock - stock option and other plans	—	—	17	719	—	—	719
Activity in deferred compensation plan	—	—	—	3	—	—	3
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	263	2,064	—	—	2,064
Purchase and retirement of common stock	—	—	(60)	(2,575)	—	—	(2,575)
Cash dividends paid on common stock	—	—	—	—	(16,069)	—	(16,069)
Balance at March 31, 2018	—	$—	73,240	$1,634,916	$361,140	$(48,133)	$1,947,923
Balance at January 1, 2017	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Net income	—	—	—	—	29,199	—	29,199
Other comprehensive income	—	—	—	—	—	6,393	6,393
Issuance of common stock - stock option and other plans	—	—	28	1,145	—	—	1,145
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	207	2,358	—	—	2,358
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Purchase and retirement of common stock	—	—	(50)	(2,039)	—	—	(2,039)
Cash dividends paid on common stock	—	—	—	—	(12,792)	—	(12,792)
Balance at March 31, 2017	—	$—	58,329	$999,702	$288,247	$(12,606)	$1,275,343

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Flows From Operating Activities
Net income	$39,970	$29,199
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	5,852	2,775
Stock-based compensation expense	2,064	2,358
Depreciation, amortization and accretion	7,618	6,074
Investment securities gains, net	(22)	—
Net realized (gain) loss on sale of premises and equipment, loans held for investment and other assets	(630)	55
Net realized loss on sale and valuation adjustments of other real estate owned	135	204
Gain on bank owned life insurance death benefit	—	(1,514)
Originations of loans held for sale	(27,553)	(31,295)
Proceeds from sales of loans held for sale	29,007	33,896
Net change in:
Interest receivable	(914)	(1,271)
Interest payable	452	(9)
Other assets	2,530	(650)
Other liabilities	(15,014)	(3,841)
Net cash provided by operating activities	43,495	35,981
Cash Flows From Investing Activities
Loans originated and acquired, net of principal collected	17,688	(21,936)
Purchases of:
Debt securities available for sale	(27,497)	(108,958)
Premises and equipment	(2,099)	(336)
Federal Home Loan Bank stock	(45,080)	(31,400)
Proceeds from:
FDIC reimbursement on loss-sharing asset	—	26
Sales of debt securities available for sale	19,761	—
Principal repayments and maturities of debt securities available for sale	82,643	55,369
Sales of premises and equipment and loans held for investment	3,721	6,893
Redemption of Federal Home Loan Bank stock	43,880	31,040
Sales of other real estate and other personal property owned	2,062	1,275
Payments to FDIC related to loss-sharing asset	—	(210)
Net cash provided by (used in) investing activities	95,079	(68,237)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(136,466)	29,433
Net decrease in sweep repurchase agreements	(54,812)	(33,908)
Proceeds from:
Federal Home Loan Bank advances	1,127,000	785,000
Exercise of stock options	719	1,145
Payments for:
Repayment of Federal Home Loan Bank advances	(1,097,000)	(776,000)
Common stock dividends	(16,069)	(12,792)
Repayment of junior subordinated debentures	(8,248)	—
Purchase and retirement of common stock	(2,575)	(2,039)
Net cash used in financing activities	(187,451)	(9,161)
Decrease in cash and cash equivalents	(48,877)	(41,417)
Cash and cash equivalents at beginning of period	342,533	224,238
Cash and cash equivalents at end of period	$293,656	$182,821

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Supplemental Information:
Cash paid during the period for:
Cash paid for interest	$3,211	$1,150
Cash paid for income tax	$24	$—
Non-cash investing and financing activities
Loans transferred to other real estate owned	$406	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Recent Developments
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be anticipated for the year ending December 31, 2018. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2017 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2017 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2017 Form 10-K disclosure for the year ended December 31, 2017.
Reclassifications
Certain amounts reported in prior periods may have been reclassified in the Consolidated Financial Statements to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

2.	Accounting Pronouncements Recently Issued
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide specific guidance on several statement of cash flow classification issues to reduce diversity in practice. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has reclassified items in the Statement of Cash Flows for the three months ended March 31, 2017 to conform with its current presentation based on its adoption of ASU 2016-15.
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

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. During 2017, the Company selected a third-party lease accounting application to assist in the implementation of this new guidance. Significant implementation matters to be addressed by the Company include assessing the impact to our internal controls over financial reporting and documenting the new lease accounting process. We do not expect a material impact to our Consolidated Statement of Income as a result of this ASU. See Note 18, “Commitments and Contingent Liabilities” to our 2017 Form 10-K, for more information regarding the minimum future payments related to our operating leases.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in ASU 2016-01 are effective for the first interim or annual period beginning after December 15, 2017. The Company adopted the amendments of ASU 2016-01 effective January 1, 2018 and recorded a cumulative effect adjustment of $203 thousand to retained earnings related to the unrealized holding losses on equity securities with readily determinable fair value included in accumulated other comprehensive loss. The Company also added a separate line item on the Consolidated Balance Sheet for equity securities at fair value and reclassified amounts previously included in securities available for sale at fair value to conform to current period presentation. In addition, as required by the ASU, the fair value disclosure for loans is computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 15.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. The guidance requires that revenue from contracts with customers be recognized when transfer of control over goods or services is passed to customers in the amount of consideration expected to be received. Subsequent Accounting Standard Updates have been issued clarifying the original pronouncement (ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The majority of the Company’s revenue is comprised of interest income from financial assets, which is specifically outside the scope of ASU 2014-09.
On January 1, 2018, we adopted the accounting guidance in ASU 2014-09 and all the related amendments (“Topic 606”) using the modified retrospective method for all contracts that have not been completed (i.e. open contracts). Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the three months ended March 31, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. See Note 17, “Revenue from Contracts with Customers,” for more information.

3.	Business Combinations
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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the November 1, 2017 acquisition date. Initial accounting for deferred taxes was incomplete as of March 31, 2018. The deferred taxes currently recognized in the financial statements have been determined provisionally as the final Pacific Continental tax return has not yet been completed. The application of the acquisition method of accounting resulted in the recognition of goodwill of $383.1 million and a core deposit intangible of $46.9 million, or 2.34% of core deposits. The goodwill represents the excess purchase price over the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.

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
See Note 8, “Goodwill and Other Intangible Assets,” for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period January 1, 2018 to March 31, 2018. Disclosure of the amount of Pacific Continental’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three months ended March 31, 2017. This unaudited estimated pro forma financial information was calculated as if Pacific Continental had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Pacific Continental with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Three Months Ended March 31,
2017
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$139,363
Net income	$37,147
Earnings per share - basic	$0.52
Earnings per share - diluted	$0.52
The following table shows the impact of the acquisition-related expenses related to the acquisition of Pacific Continental for the periods indicated to the various components of noninterest expense:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$1,556	$—
Occupancy	1,004	1
Advertising and promotion	512	6
Data processing	287	—
Legal and professional fees	574	1,311
Other	332	46
Total impact of acquisition-related costs to noninterest expense	$4,265	$1,364
As a result of the acquisition of Pacific Continental, we have consolidated assets exceeding $10 billion and we will be subject to the interchange fee cap imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act beginning July 1, 2018. We currently anticipate a pre-tax annual impact of approximately $10 million because we will no longer qualify for the small issuer exemption.

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,693,149	$698	$(48,629)	$1,645,218
State and municipal securities	588,218	3,467	(8,937)	582,748
U.S. government agency and government-sponsored enterprise securities	402,036	43	(6,247)	395,832
U.S. government securities	251	—	(4)	247
Total	$2,683,654	$4,208	$(63,817)	$2,624,045
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,752,236	$1,815	$(27,326)	$1,726,725
State and municipal securities	593,940	6,023	(3,959)	596,004
U.S. government agency and government-sponsored enterprise securities	416,894	642	(2,762)	414,774
U.S. government securities	251	—	(3)	248
Total	$2,763,321	$8,480	$(34,050)	$2,737,751

The following table provides the proceeds and gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Proceeds from sales of debt securities available for sale	$19,761	$—

Gross realized gains from sales of debt securities available for sale	$148	$—
Gross realized losses from sales of debt securities available for sale	(46)	—
Other securities losses, net (1)	(80)	—
Investment securities gains, net	$22	$—
__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities. There were no sales of equity securities during the periods presented.
The scheduled contractual maturities of debt securities available for sale at March 31, 2018 are presented as follows:

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$161,538	$161,314
Due after one year through five years	635,254	626,693
Due after five years through ten years	756,950	737,927
Due after ten years	1,129,912	1,098,111
Total debt securities available for sale	$2,683,654	$2,624,045

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

March 31, 2018
(in thousands)
Washington and Oregon State to secure public deposits	$246,950
Federal Reserve Bank to secure borrowings	52,754
Other securities pledged	102,363
Total securities pledged as collateral	$402,067
The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$921,993	$(19,073)	$681,577	$(29,556)	$1,603,570	$(48,629)
State and municipal securities	315,392	(4,972)	76,452	(3,965)	391,844	(8,937)
U.S. government agency and government-sponsored enterprise securities	251,626	(3,969)	140,455	(2,278)	392,081	(6,247)
U.S. government securities	247	(4)	—	—	247	(4)
Total	$1,489,258	$(28,018)	$898,484	$(35,799)	$2,387,742	$(63,817)

December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$816,678	$(6,710)	$717,211	$(20,616)	$1,533,889	$(27,326)
State and municipal securities	220,019	(1,723)	75,172	(2,236)	295,191	(3,959)
U.S. government agency and government-sponsored enterprise securities	184,046	(1,006)	155,983	(1,756)	340,029	(2,762)
U.S. government securities	249	(3)	—	—	249	(3)
Total	$1,220,992	$(9,442)	$948,366	$(24,608)	$2,169,358	$(34,050)
At March 31, 2018, there were 446 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 117 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.
At March 31, 2018, there were 406 state and municipal government securities in an unrealized loss position, of which 71 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2018, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

At March 31, 2018, there were 50 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 16 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.
At March 31, 2018, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2018.

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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	March 31, 2018			December 31, 2017
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,402,162	$13,536	$3,415,698	$3,377,324	$12,628	$3,389,952
Real estate:
One-to-four family residential	182,302	10,684	192,986	188,396	12,395	200,791
Commercial and multifamily residential	3,776,709	73,446	3,850,155	3,825,739	75,594	3,901,333
Total real estate	3,959,011	84,130	4,043,141	4,014,135	87,989	4,102,124
Real estate construction:
One-to-four family residential	208,441	171	208,612	200,518	177	200,695
Commercial and multifamily residential	385,339	611	385,950	371,931	607	372,538
Total real estate construction	593,780	782	594,562	572,449	784	573,233
Consumer	323,631	10,851	334,482	334,190	11,269	345,459
Less: Net unearned income	(48,252)	—	(48,252)	(52,111)	—	(52,111)
Total loans, net of unearned income	8,230,332	109,299	8,339,631	8,245,987	112,670	8,358,657
Less: Allowance for loan and lease losses	(74,162)	(5,665)	(79,827)	(68,739)	(6,907)	(75,646)
Total loans, net	$8,156,170	$103,634	$8,259,804	$8,177,248	$105,763	$8,283,011
Loans held for sale	$4,312	$—	$4,312	$5,766	$—	$5,766
At March 31, 2018 and December 31, 2017, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.

The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.9 million and $10.0 million at March 31, 2018 and December 31, 2017, respectively. During the first three months of 2018, there were no advances and $86 thousand in repayments.
At March 31, 2018 and December 31, 2017, $2.28 billion and $2.25 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $72.5 million and $70.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at March 31, 2018 and December 31, 2017, respectively.
The following is an analysis of nonaccrual loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$57,504	$69,056	$45,410	$56,865
Unsecured	115	115	50	49
Real estate:
One-to-four family residential	1,054	1,426	785	1,182
Commercial & multifamily residential:
Commercial land	3,192	3,201	2,628	2,623
Income property	3,980	4,264	4,284	5,410
Owner occupied	7,367	7,621	7,029	7,270
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	25	26
Residential construction	1,210	1,210	1,829	1,828
Consumer	4,042	4,378	4,149	4,633
Total	$78,464	$91,271	$66,189	$79,886

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of March 31, 2018 and December 31, 2017:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2018	(in thousands)
Commercial business:
Secured	$3,189,473	$16,410	$2,872	$—	$19,282	$57,504	$3,266,259
Unsecured	119,863	50	51	—	101	115	120,079
Real estate:
One-to-four family residential	179,174	340	—	—	340	1,054	180,568
Commercial & multifamily residential:
Commercial land	283,973	2,299	—	—	2,299	3,192	289,464
Income property	1,867,450	1,929	815	—	2,744	3,980	1,874,174
Owner occupied	1,570,051	10,751	2,772	—	13,523	7,367	1,590,941
Real estate construction:
One-to-four family residential:
Land and acquisition	5,937	318	285	—	603	—	6,540
Residential construction	199,756	112	—	—	112	1,210	201,078
Commercial & multifamily residential:
Income property	295,067	11,070	—	—	11,070	—	306,137
Owner occupied	73,016	—	—	—	—	—	73,016
Consumer	316,557	1,229	248	—	1,477	4,042	322,076
Total	$8,100,317	$44,508	$7,043	$—	$51,551	$78,464	$8,230,332

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,185,321	$2,530	$2,400	$—	$4,930	$45,410	$3,235,661
Unsecured	123,524	100	501	—	601	50	124,175
Real estate:
One-to-four family residential	184,256	1,111	402	—	1,513	785	186,554
Commercial & multifamily residential:
Commercial land	292,680	92	—	581	673	2,628	295,981
Income property	1,898,655	2,426	971	—	3,397	4,284	1,906,336
Owner occupied	1,590,004	2,485	468	—	2,953	7,029	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	—	—	—	25	9,907
Residential construction	187,862	—	—	—	—	1,829	189,691
Commercial & multifamily residential:
Income property	293,028	—	—	—	—	—	293,028
Owner occupied	72,443	—	—	—	—	—	72,443
Consumer	325,928	1,446	702	—	2,148	4,149	332,225
Total	$8,163,583	$10,190	$5,444	$581	$16,215	$66,189	$8,245,987

The following is an analysis of impaired loans as of March 31, 2018 and December 31, 2017:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2018	(in thousands)
Commercial business:
Secured	$3,221,659	$44,600	$13,836	$18,931	$5,657	$30,764	$33,785
Unsecured	120,056	23	23	23	2	—	—
Real estate:
One-to-four family residential	179,700	868	428	715	22	440	1,017
Commercial & multifamily residential:
Commercial land	286,613	2,851	—	—	—	2,851	2,860
Income property	1,870,614	3,560	—	—	—	3,560	3,623
Owner occupied	1,582,385	8,556	3,399	4,821	5	5,157	5,269
Real estate construction:
One-to-four family residential:
Land and acquisition	6,540	—	—	—	—	—	—
Residential construction	199,868	1,210	—	—	—	1,210	1,210
Commercial & multifamily residential:
Income property	306,137	—	—	—	—	—	—
Owner occupied	68,966	4,050	—	—	—	4,050	4,050
Consumer	315,845	6,231	5,439	5,707	171	792	860
Total	$8,158,383	$71,949	$23,125	$30,197	$5,857	$48,824	$52,674

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,195,649	$40,012	$3,808	$3,937	$1,867	$36,204	$42,314
Unsecured	124,150	25	25	24	3	—	—
Real estate:
One-to-four family residential	185,659	895	867	1,408	103	28	337
Commercial & multifamily residential:
Commercial land	293,694	2,287	—	—	—	2,287	2,282
Income property	1,901,313	5,023	2,768	3,328	185	2,255	2,601
Owner occupied	1,591,298	8,688	77	80	3	8,611	10,077
Real estate construction:
One-to-four family residential:
Land and acquisition	9,907	—	—	—	—	—	—
Residential construction	188,481	1,210	—	—	—	1,210	1,210
Commercial & multifamily residential:
Income property	293,028	—	—	—	—	—	—
Owner occupied	68,393	4,050	—	—	—	4,050	4,050
Consumer	325,210	7,015	5,303	5,568	199	1,712	1,864
Total	$8,176,782	$69,205	$12,848	$14,345	$2,360	$56,357	$64,735

The following table provides additional information on impaired loans for the three month periods indicated:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$42,306	$12	$8,303	$19
Unsecured	24	—	—	—
Real estate:
One-to-four family residential	881	7	521	2
Commercial & multifamily residential:
Commercial land	2,569	—	1,504	—
Income property	4,292	31	4,059	1
Owner occupied	8,622	84	4,462	—
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	7	—
Residential construction	1,210	—	168	—
Commercial & multifamily residential:
Owner occupied	4,050	51	—	—
Consumer	6,623	54	5,370	27
Total	$70,577	$239	$24,394	$49

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	1	$450	$450	3	$356	$356
Real estate:
Commercial and multifamily residential:
Income property	1	891	891	—	—	—
Consumer	7	1,143	1,143	10	1,546	1,546
Total	9	$2,484	$2,484	13	$1,902	$1,902

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
The Company had commitments to lend $121 thousand of additional funds on loans classified as TDR as of March 31, 2018. The Company had $506 thousand of such commitments at December 31, 2017. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three months ended March 31, 2018 and 2017.
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

The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial business	$14,201	$13,753
Real estate:
One-to-four family residential	12,738	14,610
Commercial and multifamily residential	77,400	79,211
Total real estate	90,138	93,821
Real estate construction:
One-to-four family residential	171	177
Commercial and multifamily residential	589	595
Total real estate construction	760	772
Consumer	11,989	12,412
Subtotal of PCI loans	117,088	120,758
Less:
Valuation discount resulting from acquisition accounting	7,789	8,088
Allowance for loan losses	5,665	6,907
PCI loans, net of allowance for loan losses	$103,634	$105,763
The following table shows the changes in accretable yield for PCI loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$31,176	$45,191
Accretion	(2,265)	(4,182)
Disposals	(159)	(158)
Reclassifications from (to) nonaccretable difference	603	(2,407)
Balance at end of period	$29,355	$38,444

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the three months ended March 31, 2018 and 2017.

The following tables show a detailed analysis of the allowance for the three months ended March 31, 2018 and 2017:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(2,414)	$553	$9,851	$37,331	$5,657	$31,674
Unsecured	2,000	(63)	249	409	2,595	2	2,593
Real estate:
One-to-four family residential	701	—	172	(315)	558	22	536
Commercial & multifamily residential:
Commercial land	4,265	—	6	(526)	3,745	—	3,745
Income property	5,672	(223)	141	(888)	4,702	—	4,702
Owner occupied	5,459	—	12	(722)	4,749	5	4,744
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	16	(67)	912	—	912
Residential construction	3,709	—	3	924	4,636	—	4,636
Commercial & multifamily residential:
Income property	7,053	—	—	421	7,474	—	7,474
Owner occupied	4,413	—	—	(2,490)	1,923	—	1,923
Consumer	5,163	(264)	260	57	5,216	171	5,045
Purchased credit impaired	6,907	(1,343)	1,224	(1,123)	5,665	—	5,665
Unallocated	—	—	—	321	321	—	321
Total	$75,646	$(4,307)	$2,636	$5,852	$79,827	$5,857	$73,970

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(1,109)	$297	$434	$35,672	$—	$35,672
Unsecured	960	(18)	68	178	1,188	—	1,188
Real estate:
One-to-four family residential	599	(307)	117	236	645	11	634
Commercial & multifamily residential:
Commercial land	1,797	—	—	491	2,288	—	2,288
Income property	7,342	—	35	(574)	6,803	26	6,777
Owner occupied	6,439	—	43	52	6,534	—	6,534
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	20	187	509	—	509
Residential construction	669	—	9	431	1,109	—	1,109
Commercial & multifamily residential:
Income property	404	—	—	378	782	—	782
Owner occupied	1,192	—	—	576	1,768	—	1,768
Consumer	3,534	(428)	285	(31)	3,360	57	3,303
Purchased credit impaired	10,515	(1,939)	1,144	(325)	9,395	—	9,395
Unallocated	226	—	—	742	968	—	968
Total	$70,043	$(3,815)	$2,018	$2,775	$71,021	$94	$70,927

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Balance at beginning of period	$3,130	$2,705
Net changes in the allowance for unfunded commitments and letters of credit	1,200	850
Balance at end of period	$4,330	$3,555
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2018	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,067,417	$47,672	$151,170	$—	$—	$3,266,259
Unsecured	119,416	—	663	—	—	120,079
Real estate:
One-to-four family residential	177,122	1,208	2,238	—	—	180,568
Commercial and multifamily residential:
Commercial land	279,949	1,288	8,227	—	—	289,464
Income property	1,837,613	19,863	16,698	—	—	1,874,174
Owner occupied	1,542,605	8,986	39,350	—	—	1,590,941
Real estate construction:
One-to-four family residential:
Land and acquisition	6,540	—	—	—	—	6,540
Residential construction	199,868	—	1,210	—	—	201,078
Commercial and multifamily residential:
Income property	303,079	—	3,058	—	—	306,137
Owner occupied	67,672	—	5,344	—	—	73,016
Consumer	314,223	—	7,853	—	—	322,076
Total	$7,915,504	$79,017	$235,811	$—	$—	8,230,332
Less:
Allowance for loan and lease losses						74,162
Loans, excluding PCI loans, net						$8,156,170

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,049,031	$64,600	$122,030	$—	$—	$3,235,661
Unsecured	123,621	—	554	—	—	124,175
Real estate:
One-to-four family residential	183,312	1,186	2,056	—	—	186,554
Commercial and multifamily residential:
Commercial land	283,673	5,204	7,104	—	—	295,981
Income property	1,857,832	17,181	31,323	—	—	1,906,336
Owner occupied	1,546,775	7,380	45,831	—	—	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	25	—	—	9,907
Residential construction	187,863	—	1,828	—	—	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	293,028
Owner occupied	68,393	—	4,050	—	—	72,443
Consumer	323,129	—	9,096	—	—	332,225
Total	$7,926,539	$95,551	$223,897	$—	$—	8,245,987
Less:
Allowance for loan and lease losses						68,739
Loans, excluding PCI loans, net						$8,177,248

The following is an analysis of the credit quality of our PCI loan portfolio as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$12,582	$—	$728	$—	$—	$13,310
Unsecured	891	—	—	—	—	891
Real estate:
One-to-four family residential	11,967	—	771	—	—	12,738
Commercial and multifamily residential:
Commercial land	12,223	—	—	—	—	12,223
Income property	22,384	—	—	—	—	22,384
Owner occupied	41,874	—	919	—	—	42,793
Real estate construction:
One-to-four family residential:
Land and acquisition	164	—	7	—	—	171
Commercial and multifamily residential:
Income property	589	—	—	—	—	589
Consumer	11,514	—	475	—	—	11,989
Total	$114,188	$—	$2,900	$—	$—	117,088
Less:
Valuation discount resulting from acquisition accounting						7,789
Allowance for loan losses						5,665
PCI loans, net						$103,634

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$11,918	$—	$723	$—	$—	$12,641
Unsecured	1,045	—	67	—	—	1,112
Real estate:
One-to-four family residential	13,817	—	793	—	—	14,610
Commercial and multifamily residential:
Commercial land	9,460	349	—	—	—	9,809
Income property	25,981	—	35	—	—	26,016
Owner occupied	42,617	—	769	—	—	43,386
Real estate construction:
One-to-four family residential:
Land and acquisition	169	—	8	—	—	177
Commercial and multifamily residential:
Income property	595	—	—	—	—	595
Consumer	11,705	—	707	—	—	12,412
Total	$117,307	$349	$3,102	$—	$—	120,758
Less:
Valuation discount resulting from acquisition accounting						8,088
Allowance for loan losses						6,907
PCI loans, net						$105,763

7.	Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$13,298	$5,998
Transfers in	406	—
Valuation adjustments	(92)	(193)
Proceeds from sale of OREO property	(2,062)	(1,275)
Loss on sale of OREO, net	(43)	(11)
Balance, end of period	$11,507	$4,519
At March 31, 2018, there were $433 thousand in foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $638 thousand.

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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Goodwill
Total goodwill (1)	$765,842	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	105,473	58,598
Accumulated amortization at beginning of period	(48,219)	(41,886)
Core deposit intangible, net at beginning of period	57,254	16,712
CDI current period amortization	(3,188)	(1,349)
Total core deposit intangible, net at end of period	54,066	15,363
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	54,985	16,282
Total goodwill and other intangible assets at end of period	$820,827	$399,044
__________
(1) See Note 3, “Business Combinations,” for additional information regarding goodwill and intangible assets recorded related to the acquisition of Pacific Continental on November 1, 2017.

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2018 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2018	$9,048
2019	10,479
2020	8,724
2021	7,264
2022	5,880

9.	Subordinated Debentures
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

10.	Junior Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $14.4 million of trust preferred obligations. The Company redeemed $6.2 million of these obligations during 2017. The remaining $8.2 million of obligations were redeemed in January 2018.

11.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2018 and December 31, 2017 was $393.8 million and $384.7 million, respectively. During the three months ended March 31, 2018 and March 31, 2017, mark-to-market gains of $6 thousand and $4 thousand, respectively, were recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$7,406	Other assets	$6,707	Other liabilities	$7,409	Other liabilities	$6,714

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
March 31, 2018	(in thousands)
Assets
Interest rate contracts	$7,406	$—	$7,406	$—	$7,406
Liabilities
Interest rate contracts	$7,409	$—	$7,409	$(1,190)	$6,219
Repurchase agreements	$24,247	$—	$24,247	$(24,247)	$—

December 31, 2017
Assets
Interest rate contracts	$6,707	$—	$6,707	$—	$6,707
Liabilities
Interest rate contracts	$6,714	$—	$6,714	$(6,714)	$—
Repurchase agreements	$79,059	$—	$79,059	$(79,059)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2018	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$24,247	$—	$—	$—	$24,247
Gross amount of recognized liabilities for repurchase agreements					24,247
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $24.2 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

12.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2018 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2018 and December 31, 2017, the Company’s loan commitments amounted to $2.58 billion and $2.62 billion, respectively.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $41.9 million and $51.3 million at March 31, 2018 and December 31, 2017, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $58 thousand and $159 thousand at March 31, 2018 and December 31, 2017, respectively.
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

13.	Shareholders’ Equity
Dividends: On January 25, 2018, the Company declared a quarterly cash dividend of $0.22 per common share payable on February 21, 2018 to shareholders of record at the close of business on February 7, 2018.
Subsequent to quarter end, on April 25, 2018, the Company declared a regular quarterly cash dividend of $0.26 per common share payable on May 23, 2018 to shareholders of record at the close of business on May 9, 2018.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

14.	Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2018 and 2017:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended March 31, 2018	(in thousands)
Beginning balance	$(19,779)	$(2,446)	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	157
Other comprehensive loss before reclassifications	(26,048)	—	(26,048)
Amounts reclassified from accumulated other comprehensive loss	(78)	61	(17)
Net current-period other comprehensive income (loss)	(26,126)	61	(26,065)
Ending balance	$(45,748)	$(2,385)	$(48,133)
Three months ended March 31, 2017
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income before reclassifications	1,702	4,604	6,306
Amounts reclassified from accumulated other comprehensive income	—	87	87
Net current-period other comprehensive income	1,702	4,691	6,393
Ending balance	$(11,002)	$(1,604)	$(12,606)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2018	2017	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale securities
Investment securities gains	$102	$—	Investment securities gains, net
	102	—	Total before tax
	(24)	—	Income tax provision
	$78	$—	Net of tax

Amortization of pension plan liability
Actuarial losses	$(80)	$(136)	Compensation and employee benefits
	(80)	(136)	Total before tax
	19	49	Income tax benefit
	$(61)	$(87)	Net of tax

15.	Fair Value Accounting and Measurement
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
Fair values are determined as follows:
Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC for all securities other than U.S. Treasury Notes and equity securities, which are considered a Level 1 input method.
Interest rate contract positions are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2018	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,645,218	$—	$1,645,218	$—
State and municipal debt securities	582,748	—	582,748	—
U.S. government agency and government-sponsored enterprise securities	395,832	—	395,832	—
U.S. government securities	247	247	—	—
Total debt securities available for sale	$2,624,045	$247	$2,623,798	$—
Equity securities	$5,000	$5,000	$—	$—
Other assets (Interest rate contracts)	$7,406	$—	$7,406	$—
Liabilities
Other liabilities (Interest rate contracts)	$7,409	$—	$7,409	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2017	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,726,725	$—	$1,726,725	$—
State and municipal debt securities	596,004	—	596,004	—
U.S. government agency and government-sponsored enterprise securities	414,774	—	414,774	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$2,737,751	$248	$2,737,503	$—
Equity securities	$5,080	$5,080	$—	$—
Other assets (Interest rate contracts)	$6,707	$—	$6,707	$—
Liabilities
Other liabilities (Interest rate contracts)	$6,714	$—	$6,714	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2018 and 2017. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at March 31, 2018	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$7,820	$—	$—	$7,820	$5,058
OREO	160	—	—	160	51
	$7,980	$—	$—	$7,980	$5,109

	Fair value at March 31, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2017
		Level 1	Level 2	Level 3
	(in thousands)
OREO	$1,260	$—	$—	$1,260	$193
	$1,260	$—	$—	$1,260	$193
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

	Fair value at March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$7,512	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (41.33%)
Impaired loans - other (4)	$308	Discounted Cash Flow	Discount Rate	6.00%
OREO	$160	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate applied to discounted cash flow valuation or appraisal value and stated value (in the case of accounts receivable, fixed assets, and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values during the current period.
(3) Collateral consists of accounts receivable, fixed assets, inventory, and real estate.
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$206,532	$206,532	$206,532	$—	$—
Interest-earning deposits with banks	87,124	87,124	87,124	—	—
Debt securities available for sale	2,624,045	2,624,045	247	2,623,798	—
Equity securities	5,000	5,000	5,000	—	—
FHLB stock	11,640	11,640	—	11,640	—
Loans held for sale	4,312	4,312	—	4,312	—
Loans	8,259,804	8,281,010	—	—	8,281,010
Interest rate contracts	7,406	7,406	—	7,406	—
Liabilities
Deposits	$474,000	$465,896	$—	$465,896	$—
FHLB advances	41,564	42,090	—	42,090	—
Repurchase agreements	24,247	24,247	—	24,247	—
Subordinated debentures	35,601	35,486	—	35,486	—
Interest rate contracts	7,409	7,409	—	7,409	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$244,615	$244,615	$244,615	$—	$—
Interest-earning deposits with banks	97,918	97,918	97,918	—	—
Debt securities available for sale	2,737,751	2,737,751	248	2,737,503	—
Equity securities	5,080	5,080	5,080	—	—
FHLB stock	10,440	10,440	—	10,440	—
Loans held for sale	5,766	5,766	—	5,766	—
Loans	8,283,011	8,055,817	—	—	8,055,817
Interest rate contracts	6,707	6,707	—	6,707	—
Liabilities
Deposits	$10,532,085	$10,524,135	$10,041,040	$483,095	$—
FHLB advances	11,579	12,281	—	12,281	—
Repurchase agreements	79,059	79,070	—	79,070	—
Subordinated debentures	35,647	35,895	—	35,895	—
Junior subordinated debentures	8,248	8,248	—	8,248	—
Interest rate contracts	6,714	6,714	—	6,714	—

16.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands except per share)
Basic EPS:
Net income	$39,970	$29,199
Less: Earnings allocated to participating securities:
Preferred shares	—	3
Nonvested restricted shares	437	397
Earnings allocated to common shareholders	$39,533	$28,799
Weighted average common shares outstanding	72,300	57,388
Basic earnings per common share	$0.55	$0.50
Diluted EPS:
Earnings allocated to common shareholders	$39,533	$28,799
Weighted average common shares outstanding	72,300	57,388
Dilutive effect of equity awards	5	6
Weighted average diluted common shares outstanding	72,305	57,394
Diluted earnings per common share	$0.55	$0.50
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	12	14

17.	Revenue from Contracts with Customers
Revenue in the scope of Topic 606, Revenue from Contracts with Customers is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The vast majority of the Company’s revenue is specifically out of scope of Topic 606. For in-scope revenue, the following is a description of principal activities, separated by the timing of revenue recognition from which the Company generates its revenue from contracts with customers.

a.
Revenue earned at a point in time - Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, overdraft fees, interchange fees and foreign exchange transaction fees. Revenue is primarily based on the number and type of transactions and is generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is the principal in each of these contracts, with the exception of interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.

b.
Revenue earned over time - The Company earns revenue from contracts with customers in a variety of ways where the revenue is earned over a period of time - generally monthly. Examples of this type of revenue are deposit account maintenance fees, investment advisory fees, merchant revenue and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered and our contracts generally do not include multiple performance obligations. As a result, there are no contract balances as payments and services are rendered simultaneously. Payment is generally collected at the time services are rendered, monthly or quarterly. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.
In certain cases, other parties are involved with providing products and services to our customers. If the Company is principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Company is an agent in the transaction (arranging for another party to provide goods or services), the Company reports its net fee or commission retained as revenue.
Rebates, waivers and reversals are recorded as a reduction of the transaction price either when the revenue is recognized by the Company or at the time the rebate, waiver or reversal is earned by the customer.
Practical expedients
The Company applies the practical expedient in paragraph 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service will be one year or less.
The Company pays sales commissions to its employees in accordance with certain incentive plans and in connection with obtaining certain contracts with customer. The Company applies the practical expedient in paragraph 340-40-25-4 and expenses such sales commissions when incurred if the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are included in compensation and employee benefits expense.
For the Company’s contracts that have an original expected duration of one year or less, the Company uses the practical expedient in paragraph 606-10-50-14 and has not disclosed the amount of the transaction price allocated to unsatisfied performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three month period ended March 31, 2018:

Three Months Ended March 31, 2018
(dollars in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$8,740
Card revenue	5,813
Financial services and trust revenue	2,730
Total revenue from contracts with customers	17,283
Other sources of noninterest income	5,860
Total noninterest income	$23,143

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited Consolidated Financial Statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2017 audited Consolidated Financial Statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the allowance for loan and lease losses (the “allowance”), business combinations and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Loan and Lease Losses,” “Business Combinations” and “Valuation and Recoverability of Goodwill” in our 2017 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2017 Annual Report on Form 10-K.
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
Earnings Summary
The Company reported net income for the first quarter of $40.0 million or $0.55 per diluted common share, compared to $29.2 million or $0.50 per diluted common share for the first quarter of 2017. Net interest income for the three months ended March 31, 2018 was $115.5 million, an increase of $28.8 million from the prior year period. The increase was a result of higher interest income on loans primarily due to higher loan volumes from our acquisition of Pacific Continental. Noninterest income for the current quarter was $23.1 million, a decrease of $1.7 million from the prior year period. The decrease was primarily due to a BOLI benefit of $1.5 million recorded in the prior year, with no such BOLI benefit in the current period.
The provision for loan and lease losses for the first quarter of 2018 was $5.9 million compared to a provision of $2.8 million during the first quarter of 2017. The provision expense recorded in the first quarter of 2018 reflected a $7.0 million provision for loans, excluding PCI loans, and a $1.1 million provision recapture from PCI loans.
Total noninterest expense for the quarter ended March 31, 2018 was $86.0 million, an increase from $69.0 million for the first quarter of 2017. The increase from the prior year period was primarily due to due to higher compensation and benefits expense in the current quarter as a result of the recent Pacific Continental acquisition as well as $2.9 million higher acquisition-related expenses, partially offset by a decrease in merchant processing expense.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,348,740	$104,091	4.99%	$6,198,215	$75,514	4.87%
Taxable securities	2,158,039	12,708	2.36%	1,861,627	10,986	2.36%
Tax exempt securities (2)	524,211	3,878	2.96%	448,863	4,140	3.69%
Interest-earning deposits with banks	91,763	345	1.50%	11,586	19	0.66%
Total interest-earning assets	11,122,753	$121,022	4.35%	8,520,291	$90,659	4.26%
Other earning assets	218,126			178,091
Noninterest-earning assets	1,262,265			775,316
Total assets	$12,603,144			$9,473,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$479,729	$526	0.44%	$399,306	$95	0.10%
Savings accounts	878,170	41	0.02%	738,631	19	0.01%
Interest-bearing demand	1,252,823	535	0.17%	972,560	159	0.07%
Money market accounts	2,795,008	1,407	0.20%	2,008,107	514	0.10%
Total interest-bearing deposits	5,405,730	2,509	0.19%	4,118,604	787	0.08%
Federal Home Loan Bank advances	125,660	570	1.81%	81,577	225	1.10%
Subordinated debentures	35,623	468	5.26%	—	—	—%
Other borrowings and interest-bearing liabilities	60,840	116	0.76%	63,479	129	0.81%
Total interest-bearing liabilities	5,627,853	$3,663	0.26%	4,263,660	$1,141	0.11%
Noninterest-bearing deposits	4,928,750			3,836,049
Other noninterest-bearing liabilities	97,266			112,337
Shareholders’ equity	1,949,275			1,261,652
Total liabilities & shareholders’ equity	$12,603,144			$9,473,698
Net interest income (tax equivalent)		$117,359			$89,518
Net interest margin (tax equivalent)			4.22%			4.20%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.2 million and $1.6 million for the three month periods ended March 31, 2018 and 2017, respectively. The incremental accretion income on acquired loans was $3.7 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis at a rate of 21% for 2018 and 35% for 2017. The tax equivalent yield adjustment to interest earned on loans was $1.1 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $814 thousand and $1.4 million for the three month periods ended March 31, 2018 and 2017, respectively.

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

	Three Months Ended March 31, 2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net (1)	$26,774	$1,803	$28,577
Taxable securities	1,745	(23)	1,722
Tax exempt securities (1)	632	(894)	(262)
Interest earning deposits with banks	275	51	326
Interest income	$29,426	$937	$30,363
Interest Expense
Deposits:
Certificates of deposit	$23	$408	$431
Savings accounts	4	18	22
Interest-bearing demand	57	319	376
Money market accounts	257	636	893
Total interest on deposits	341	1,381	1,722
Federal Home Loan Bank advances	157	188	345
Subordinated debentures	468	—	468
Other borrowings and interest-bearing liabilities	(5)	(8)	(13)
Interest expense	$961	$1,561	$2,522
__________
(1) For tax exempt loans and tax exempt securities, the amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $1.1 million and $836 thousand lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current quarter net interest margin (tax equivalent) by 7 basis points.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$329	$2,117
Other acquired loans	3,370	1,948
Incremental accretion income	$3,699	$4,065

Net interest margin (tax equivalent)	4.22%	4.20%
Operating net interest margin (tax equivalent) (1)	4.18%	4.09%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

Net interest income for the first quarter of 2018 was $115.5 million, up from $86.7 million for the same quarter in 2017. The increase was primarily due to higher average earning asset volumes stemming from the Pacific Continental acquisition. The loan yield for the first quarter of 2018 was 4.99% compared to 4.87% for the prior year period. The increased loan yield reflected increases in short term rates since the prior year period as well as yields on newly originated loans being higher overall than the average portfolio yield.
The Company’s net interest margin (tax equivalent) increased to 4.22% in the first quarter of 2018, from 4.20% for the prior year period. This increase was due to higher loan yields as described above. The Company’s operating net interest margin (tax equivalent) (see footnote 1 in prior table) increased to 4.18% from 4.09% due to higher loan and security volumes from our acquisition of Pacific Continental.
Provision for Loan and Lease Losses
During the first quarter of 2018, the Company recorded a $5.9 million net provision compared to a $2.8 million net provision during the first quarter of 2017. The $5.9 million net provision for loan and lease losses recorded during the current quarter was due to a provision recapture of $1.1 million for PCI loans and provision expense of $7.0 million for loans, excluding PCI loans. The $7.0 million provision for loans, excluding PCI loans, was due to weakness in certain loans within our agricultural loan portfolio and net charge-off activity. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the fourth quarter of 2017. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$8,740	$7,287	$1,453	20%
Card revenue (1)	5,813	5,723	90	2%
Financial services and trust revenue	2,730	2,839	(109)	(4)%
Loan revenue	3,186	3,593	(407)	(11)%
Merchant processing revenue	—	2,019	(2,019)	(100)%
Bank owned life insurance	1,426	1,280	146	11%
Investment securities gains, net	22	—	22	100%
Change in FDIC loss-sharing asset	—	(274)	274	(100)%
Other	1,226	2,392	(1,166)	(49)%
Total noninterest income	$23,143	$24,859	$(1,716)	(7)%
__________
(1) Beginning in the first quarter of 2018 and pursuant to the adoption of new revenue recognition accounting guidance, interchange revenue, included in “Card revenue” above, is presented net of related payment card network expenses. For the three months ended March 31, 2018, $1.3 million of such expenses were netted from “Card revenue”.
Noninterest income was $23.1 million for the first quarter of 2018, compared to $24.9 million for the same period in 2017. The decrease was primarily due to the sale of the merchant card services portfolio in the second quarter of 2017. As a result of that sale, we now share with the buyer in merchant services revenue and include such amounts in “Card revenue.” For the current quarter, this net revenue share was $699 thousand. The decrease in other noninterest income was due to a BOLI benefit of $1.5 million recorded in the prior year, with no such BOLI benefit in the current period.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$50,570	$40,825	$9,745	24%
Occupancy	10,121	7,191	2,930	41%
Merchant processing expense	—	1,049	(1,049)	(100)%
Advertising and promotion	1,429	817	612	75%
Data processing	5,270	4,208	1,062	25%
Legal and professional services	3,237	3,369	(132)	(4)%
Taxes, license and fees	1,425	1,241	184	15%
Regulatory premiums	937	776	161	21%
Net cost of operation of other real estate owned	1	152	(151)	(99)%
Amortization of intangibles	3,188	1,349	1,839	136%
Other (1)	9,809	8,009	1,800	22%
Total noninterest expense	$85,987	$68,986	$17,001	25%
__________
(1) In the first quarter of 2018, there was a change to net presentation of interchange revenue pursuant to the adoption of new revenue recognition accounting guidance on January 1, 2018. As a result, $1.3 million of payment card network expenses that would have historically been presented in other noninterest expense are now presented in card revenue.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$1,556	$—
Occupancy	1,004	1
Advertising and promotion	512	6
Data processing	287	—
Legal and professional fees	574	1,311
Other	332	46
Total impact of acquisition-related expense to noninterest expense	$4,265	$1,364
Total noninterest expense for the first quarter of 2018 was $86.0 million, an increase of $17.0 million from the prior year period. The increase was due to higher compensation and benefits expense in the current quarter as a result of the recent Pacific Continental acquisition as well as $2.9 million higher acquisition-related expenses, partially offset by a decrease in merchant processing expenses stemming from the sale of our merchant card services portfolio in the second quarter of 2017.

Income Taxes
We recorded an income tax provision of $6.8 million for the first quarter of 2018, compared to a provision of $10.6 million for the same period in 2017, with effective tax rates of 15% for the first quarter of 2018 and 27% for the same period in 2017. The decrease in our effective tax rate was principally attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the federal corporate tax rate to 21%. The prior year period’s effective tax rate reflected the then-enacted 35% corporate tax rate reduced by favorable tax attributes of certain earning assets and discrete tax benefits from share-based compensation. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, bank owned life insurance and certain loan receivables. In addition, the current period’s rate reflects the tax benefit of discrete items such as share-based compensation. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017.
FINANCIAL CONDITION
Total assets were $12.53 billion at March 31, 2018, a decrease of $186.3 million from $12.72 billion at December 31, 2017. Cash and cash equivalents decreased $48.9 million. Loans decreased $19.0 million during the current quarter primarily the result of seasonally low loan production and line utilization. Debt securities available for sale were $2.62 billion at March 31, 2018, a decrease of $113.7 million from December 31, 2017. Total liabilities were $10.58 billion as of March 31, 2018, a decrease of $184.3 million from $10.77 billion at December 31, 2017. The decline was primarily due to decreased deposits.
Investment Securities
At March 31, 2018, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $2.62 billion compared to $2.74 billion at December 31, 2017. The decrease in the debt securities portfolio from year-end is due to $102.3 million in maturities, repayments and sales, a $34.0 million increase in net unrealized loss, and $4.9 million in premium amortization partially offset by $27.5 million in purchases. The average duration of our debt securities investment portfolio was approximately 3 years and 11 months at March 31, 2018. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
The Company performs a quarterly assessment of the debt securities available for sale in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their amortized cost basis is other-than-temporary. Impairment is considered other-than-temporary when it becomes probable that the Company will be unable to recover the entire amortized cost basis of its investment. The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost, defaults or deferrals of scheduled interest or principal, external credit ratings and recent downgrades, internal assessment of credit quality, and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.
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
At March 31, 2018, the market value of debt securities available for sale had a net unrealized loss of $59.6 million compared to a net unrealized loss of $25.6 million at December 31, 2017. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At March 31, 2018, the Company had $2.39 billion of debt securities available for sale with gross unrealized losses of $63.8 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,645,218	$1,726,725
State and municipal securities	582,748	596,004
U.S. government agency and government-sponsored enterprise securities	395,832	414,774
U.S. government securities	247	248
Total debt securities available for sale	$2,624,045	$2,737,751
Equity securities	5,000	5,080
Total investment securities	$2,629,045	$2,742,831
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
We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Loan and Lease Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2017 Annual Report on Form 10-K.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2018	% of Total	December 31, 2017	% of Total
	(dollars in thousands)
Commercial business	$3,402,162	40.8%	$3,377,324	40.4%
Real estate:
One-to-four family residential	182,302	2.2%	188,396	2.3%
Commercial and multifamily residential	3,776,709	45.3%	3,825,739	45.8%
Total real estate	3,959,011	47.5%	4,014,135	48.1%
Real estate construction:
One-to-four family residential	208,441	2.5%	200,518	2.4%
Commercial and multifamily residential	385,339	4.6%	371,931	4.4%
Total real estate construction	593,780	7.1%	572,449	6.8%
Consumer	323,631	3.9%	334,190	4.0%
Purchased credit impaired	109,299	1.3%	112,670	1.3%
Subtotal	8,387,883	100.6%	8,410,768	100.6%
Less: Net unearned income	(48,252)	(0.6)%	(52,111)	(0.6)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$8,339,631	100.0%	$8,358,657	100.0%
Loans held for sale	$4,312		$5,766
Total loans decreased $19.0 million from year-end 2017 primarily the result of seasonally low loan production and line utilization. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $48.3 million in unearned income recorded at March 31, 2018 was comprised of $32.9 million in net purchase discounts and $15.4 million in deferred loan fees. The $52.1 million in unearned income recorded at December 31, 2017 consisted of $36.3 million in net purchase discounts and $15.8 million in deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	March 31, 2018	December 31, 2017
Acquisition:	(in thousands)
Pacific Continental	$22,952	$24,556
Intermountain	3,312	3,892
West Coast	6,716	7,995
Other	(48)	(134)
Total net discount at period end	$32,932	$36,309
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2018	December 31, 2017
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$57,619	$45,460
Real estate:
One-to-four family residential	1,054	785
Commercial and multifamily residential	14,539	13,941
Total real estate	15,593	14,726
Real estate construction:
One-to-four family residential	1,210	1,854
Total real estate construction	1,210	1,854
Consumer	4,042	4,149
Total nonaccrual loans	78,464	66,189
Other real estate owned and other personal property owned	11,507	13,298
Total nonperforming assets	$89,971	$79,487

Loans, net of unearned income	$8,339,631	$8,358,657
Total assets	$12,530,636	$12,716,886

Nonperforming loans to period end loans	0.94%	0.79%
Nonperforming assets to period end assets	0.72%	0.63%

At March 31, 2018, nonperforming assets were $90.0 million, compared to $79.5 million at December 31, 2017. Nonperforming assets increased $10.5 million during the three months ended March 31, 2018. This increase was primarily due to a $12.2 million increase in nonaccrual commercial business loans, driven by our agricultural loans. This increase was partially offset by OREO sales during the period. For further information on OREO, see Note 7 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At March 31, 2018, our allowance was $79.8 million, or 0.96% of total loans (excluding loans held for sale). This compares with an allowance of $75.6 million, or 0.91% of total loans (excluding loans held for sale) at December 31, 2017 and an allowance of $71.0 million or 1.14% of total loans (excluding loans held for sale) at March 31, 2017.
The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$75,646	$70,043
Charge-offs:
Commercial business	(2,477)	(1,127)
One-to-four family residential	—	(307)
Commercial and multifamily residential	(223)	—
One-to-four family residential construction	—	(14)
Consumer	(264)	(428)
Purchased credit impaired	(1,343)	(1,939)
Total charge-offs	(4,307)	(3,815)
Recoveries:
Commercial business	802	365
One-to-four family residential	172	117
Commercial and multifamily residential	159	78
One-to-four family residential construction	19	29
Consumer	260	285
Purchased credit impaired	1,224	1,144
Total recoveries	2,636	2,018
Net charge-offs	(1,671)	(1,797)
Provision for loan and lease losses	5,852	2,775
Ending balance	$79,827	$71,021
Total loans, net at end of period, excluding loans held of sale	$8,339,631	$6,228,136
Allowance for loan and lease losses to period-end loans	0.96%	1.14%
Allowance for unfunded commitments and letters of credit
Beginning balance	$3,130	$2,705
Net changes in the allowance for unfunded commitments and letters of credit	1,200	850
Ending balance	$4,330	$3,555

Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB of Des Moines (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and sweep repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets and to fund continuing operations.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) decreased $142.4 million, or 1%, from year-end 2017.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2018, brokered and other wholesale deposits (excluding public deposits) totaled $402.7 million, or 3.9% of total deposits, compared to $392.9 million or 3.7% at year-end 2017. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$4,927,226	47.4%	$5,081,901	48.2%
Interest-bearing demand	1,328,756	12.8%	1,265,212	12.0%
Money market	2,477,487	23.8%	2,543,712	24.2%
Savings	886,171	8.5%	861,941	8.2%
Certificates of deposit, less than $250,000	277,545	2.7%	286,791	2.7%
Total core deposits	9,897,185	95.2%	10,039,557	95.3%
Certificates of deposit, $250,000 or more	96,333	0.9%	100,399	1.0%
Certificates of deposit insured by CDARS®	23,191	0.2%	25,374	0.2%
Other brokered certificates of deposit	76,931	0.7%	78,481	0.7%
Brokered money market accounts	302,544	3.0%	289,031	2.8%
Subtotal	10,396,184	100.0%	10,532,842	100.0%
Discount resulting from acquisition date fair value adjustment	(661)		(757)
Total deposits	$10,395,523		$10,532,085
Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At March 31, 2018, we had FHLB advances of $41.6 million compared to $11.6 million at December 31, 2017.

We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2018 and December 31, 2017, we had deposit customer sweep-related repurchase agreements of $24.2 million and $54.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2018, we had commitments to extend credit of $2.62 billion compared to $2.67 billion at December 31, 2017.
Capital Resources
Shareholders’ equity at March 31, 2018 was $1.95 billion, essentially unchanged from December 31, 2017. Shareholders’ equity was 16% of total period-end assets at March 31, 2018 and 15% at December 31, 2017.
Regulatory Capital
In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in our 2017 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of March 31, 2018, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at March 31, 2018 and December 31, 2017.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at March 31, 2018 and December 31, 2017:

	Company		Columbia Bank
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Common equity tier 1 (CET1) risk-based capital ratio	11.9866%	11.7421%	12.2638%	12.0133%
Tier 1 risk-based capital ratio	11.9866%	11.8196%	12.2638%	12.0133%
Total risk-based capital ratio	13.2100%	12.9796%	13.1237%	12.8123%
Leverage ratio	9.9226%	10.9611%	10.1566%	10.8186%
Capital conservation buffer	5.2100%	4.9796%	5.1237%	4.8123%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$117,359	$89,518
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(329)	(2,117)
Incremental accretion income on other acquired loans	(3,370)	(1,948)
Premium amortization on acquired securities	2,075	1,462
Interest reversals on nonaccrual loans	417	265
Operating net interest income (tax equivalent) (1)	$116,152	$87,180
Average interest earning assets	$11,122,753	$8,520,291
Net interest margin (tax equivalent) (1)	4.22%	4.20%
Operating net interest margin (tax equivalent) (1)	4.18%	4.09%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively. The amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $1.1 million and $836 thousand lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current quarter net interest margin (tax equivalent) by 7 basis points.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2018, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2017. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Annual Report on Form 10-K.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2018:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
1/1/2018 - 1/31/2018	—	$—	—	2,900,000
2/1/2018 - 2/28/2018	276	43.67	—	2,900,000
3/1/2018 - 3/31/2018	60,023	42.71	—	2,900,000
	60,299	$42.71	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 60,299 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The repurchase plan, which was approved in 2017, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 4, 2018	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2018	By	/s/ CLINT E. STEIN
Clint E. Stein
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2018	By	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)