Form 10-Q
period 2018-06-30
COLUMBIA BANKING SYSTEM INC
filed 2018-08-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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
Yes ☐  No  ☒
The number of shares of common stock outstanding at July 31, 2018 was 73,270,683.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2018	December 31, 2017
ASSETS			(in thousands)
Cash and due from banks			$224,370	$244,615
Interest-earning deposits with banks			39,169	97,918
Total cash and cash equivalents			263,539	342,533
Debt securities available for sale at fair value			2,646,208	2,737,751
Equity securities at fair value			4,963	5,080
Federal Home Loan Bank stock at cost			13,960	10,440
Loans held for sale			6,773	5,766
Loans, net of unearned income			8,454,107	8,358,657
Less: allowance for loan and lease losses			80,150	75,646
Loans, net			8,373,957	8,283,011
Interest receivable			43,105	40,881
Premises and equipment, net			168,315	169,490
Other real estate owned			7,080	13,298
Goodwill			765,842	765,842
Other intangible assets, net			51,897	58,173
Other assets			282,947	284,621
Total assets			$12,628,586	$12,716,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$4,953,993	$5,081,901
Interest-bearing			5,430,011	5,450,184
Total deposits			10,384,004	10,532,085
Federal Home Loan Bank advances			99,549	11,579
Securities sold under agreements to repurchase			46,229	79,059
Subordinated debentures			35,555	35,647
Junior subordinated debentures			—	8,248
Other liabilities			98,368	100,346
Total liabilities			10,663,705	10,766,964
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
	June 30, 2018	December 31, 2017
(in thousands)
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	73,245	73,020	1,636,903	1,634,705
Retained earnings			383,899	337,442
Accumulated other comprehensive loss			(55,921)	(22,225)
Total shareholders’ equity			1,964,881	1,949,922
Total liabilities and shareholders’ equity			$12,628,586	$12,716,886

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands except per share amounts)
Interest Income
Loans	$105,412	$75,579	$208,439	$149,699
Taxable securities	11,923	9,468	24,631	20,454
Tax-exempt securities	3,063	2,716	6,127	5,407
Deposits in banks	151	23	496	42
Total interest income	120,549	87,786	239,693	175,602
Interest Expense
Deposits	2,572	908	5,081	1,695
Federal Home Loan Bank advances	815	591	1,385	816
Subordinated debentures	468	—	936	—
Other borrowings	20	126	136	255
Total interest expense	3,875	1,625	7,538	2,766
Net Interest Income	116,674	86,161	232,155	172,836
Provision for loan and lease losses	3,975	3,177	9,827	5,952
Net interest income after provision for loan and lease losses	112,699	82,984	222,328	166,884
Noninterest Income
Deposit account and treasury management fees	8,683	7,396	17,423	14,683
Card revenue	6,616	6,202	12,429	11,925
Financial services and trust revenue	3,219	3,036	5,949	5,875
Loan revenue	3,054	2,989	6,240	6,582
Merchant processing revenue	—	2,264	—	4,283
Bank owned life insurance	1,712	1,433	3,138	2,713
Investment securities losses, net	(33)	—	(11)	—
Change in FDIC loss-sharing asset	—	(173)	—	(447)
Other	441	988	1,667	3,380
Total noninterest income	23,692	24,135	46,835	48,994
Noninterest Expense
Compensation and employee benefits	48,949	38,393	99,519	79,218
Occupancy	9,276	7,577	19,397	14,768
Merchant processing expense	—	1,147	—	2,196
Advertising and promotion	1,622	1,137	3,051	1,954
Data processing	5,221	4,741	10,491	8,949
Legal and professional fees	4,171	2,947	7,408	6,316
Taxes, licenses and fees	1,560	748	2,985	1,989
Regulatory premiums	937	741	1,874	1,517
Net cost (benefit) of operation of other real estate owned	758	(1)	759	151
Amortization of intangibles	3,088	1,249	6,276	2,598
Other	9,061	10,188	18,870	18,197
Total noninterest expense	84,643	68,867	170,630	137,853
Income before income taxes	51,748	38,252	98,533	78,025
Income tax provision	9,999	11,120	16,814	21,694
Net Income	$41,749	$27,132	$81,719	$56,331
Earnings per common share
Basic	$0.57	$0.47	$1.12	$0.97
Diluted	$0.57	$0.47	$1.12	$0.97
Dividends declared per common share	$0.26	$0.22	$0.48	$0.44
Weighted average number of common shares outstanding	72,385	57,520	72,343	57,437
Weighted average number of diluted common shares outstanding	72,390	57,525	72,347	57,442

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
Net income	$41,749	$27,132
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $2,376 and ($3,435)	(7,845)	6,033
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $1 and $0	(4)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(7,849)	6,033
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($19) and ($26)	61	45
Pension plan liability adjustment, net	61	45
Other comprehensive income (loss)	(7,788)	6,078
Total comprehensive income	$33,961	$33,210

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net income	$81,719	$56,331
Other comprehensive income (loss), net of tax
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $10,267 and ($4,404)	(33,893)	7,735
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $25 and $0	(82)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(33,975)	7,735
Pension plan liability adjustment:
Reduction in unfunded defined benefit plan liability during the period, net of tax of $0 and ($2,622)	—	4,604
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($38) and ($75)	122	132
Pension plan liability adjustment, net	122	4,736
Other comprehensive income (loss)	(33,853)	12,471
Total comprehensive income	$47,866	$68,802
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2018	—	$—	73,020	$1,634,705	$337,442	$(22,225)	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	—	—	(157)	157	—
Net income	—	—	—	—	81,719	—	81,719
Other comprehensive loss	—	—	—	—	—	(33,853)	(33,853)
Issuance of common stock - stock option and other plans	—	—	19	736	—	—	736
Activity in deferred compensation plan	—	—	—	6	—	—	6
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	268	4,083	—	—	4,083
Purchase and retirement of common stock	—	—	(62)	(2,627)	—	—	(2,627)
Cash dividends declared on common stock	—	—	—	—	(35,105)	—	(35,105)
Balance at June 30, 2018	—	$—	73,245	$1,636,903	$383,899	$(55,921)	$1,964,881
Balance at January 1, 2017	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Net income	—	—	—	—	56,331	—	56,331
Other comprehensive income	—	—	—	—	—	12,471	12,471
Issuance of common stock - stock option and other plans	—	—	28	1,155	—	—	1,155
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	235	4,114	—	—	4,114
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Purchase and retirement of common stock	—	—	(54)	(2,215)	—	—	(2,215)
Cash dividends declared on common stock	—	—	—	—	(25,621)	—	(25,621)
Balance at June 30, 2017	—	$—	58,353	$1,001,292	$302,550	$(6,528)	$1,297,314

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash Flows From Operating Activities
Net income	$81,719	$56,331
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	9,827	5,952
Stock-based compensation expense	4,083	4,114
Depreciation, amortization and accretion	16,788	13,968
Investment securities losses, net	11	—
Net realized (gain) loss on sale of premises and equipment, loans held for investment and other assets	141	(176)
Net realized loss on sale and valuation adjustments of other real estate owned	803	221
Gain on bank owned life insurance death benefit	—	(1,945)
Termination of FDIC loss share agreements charge	—	2,409
Originations of loans held for sale	(67,311)	(65,902)
Proceeds from sales of loans held for sale	66,304	64,830
Net change in:
Interest receivable	(2,224)	(782)
Interest payable	(36)	35
Other assets	6,367	(12,580)
Other liabilities	(2,017)	(9,230)
Net cash provided by operating activities	114,455	57,245
Cash Flows From Investing Activities
Loans originated, net of principal collected	(100,485)	(216,541)
Purchases of:
Debt securities available for sale	(215,612)	(114,309)
Premises and equipment	(5,011)	(1,947)
Federal Home Loan Bank stock	(89,720)	(86,840)
Proceeds from:
FDIC reimbursement on loss-sharing asset	—	26
Sales of debt securities available for sale	32,330	—
Principal repayments and maturities of debt securities available for sale	219,683	131,472
Sales of premises and equipment and loans held for investment	6,236	8,133
Redemption of Federal Home Loan Bank stock	86,200	80,720
Sales of other real estate and other personal property owned	5,821	1,719
Bank owned life insurance death benefit	5,074	8,538
Payment to FDIC to terminate loss-sharing agreements	—	(4,666)
Payments to FDIC related to loss-sharing asset	—	(210)
Net cash used in investing activities	(55,484)	(193,905)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(147,891)	13,078
Net decrease in sweep repurchase agreements	(32,830)	(14,927)
Proceeds from:
Federal Home Loan Bank advances	2,243,000	2,171,000
Federal Reserve Bank borrowings	10	10
Exercise of stock options	736	1,155
Payments for:
Repayment of Federal Home Loan Bank advances	(2,155,000)	(2,018,000)
Repayment of Federal Reserve Bank borrowings	(10)	(10)
Common stock dividends	(35,105)	(25,621)
Repayment of junior subordinated debentures	(8,248)	—
Purchase and retirement of common stock	(2,627)	(2,215)
Net cash provided by (used in) financing activities	(137,965)	124,470
Decrease in cash and cash equivalents	(78,994)	(12,190)
Cash and cash equivalents at beginning of period	342,533	224,238
Cash and cash equivalents at end of period	$263,539	$212,048

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Supplemental Information:
Cash paid during the period for:
Interest	$7,573	$2,731
Income tax	$3,621	$22,881
Non-cash investing and financing activities
Loans transferred to other real estate owned	$406	$—
Premises and equipment expenditures incurred but not yet paid	$40	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be anticipated for the year ending December 31, 2018. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2017 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2017 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2017 Form 10-K disclosure for the year ended December 31, 2017.
Reclassifications
Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

2.	Accounting Pronouncements Recently Issued
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide specific guidance on several statement of cash flow classification issues to reduce diversity in practice. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has reclassified items in the Statement of Cash Flows for the six months ended June 30, 2017 to conform with its current presentation based on its adoption of ASU 2016-15.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in ASU 2016-01 are effective for the first interim or annual period beginning after December 15, 2017. The Company adopted the amendments of ASU 2016-01 effective January 1, 2018 and recorded a cumulative effect adjustment of $157 thousand to retained earnings related to the unrealized holding losses on equity securities with readily determinable fair value included in accumulated other comprehensive loss. The Company also added a separate line item on the Consolidated Balance Sheet for equity securities at fair value and reclassified amounts previously included in securities available for sale at fair value to conform to current period presentation. In addition, as required by the ASU, the fair value disclosure for loans is computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 15, “Fair Value Accounting and Measurement.”
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
On January 1, 2018, we adopted the accounting guidance in ASU 2014-09 and all the related amendments (“Topic 606”) using the modified retrospective method for all contracts that have not been completed (i.e. open contracts). Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the six months ended June 30, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. See Note 17, “Revenue from Contracts with Customers,” for more information.

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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the November 1, 2017 acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $383.1 million and a core deposit intangible of $46.9 million, or 2.34% of core deposits. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

	November 1, 2017
	(in thousands)
Merger consideration		$637,103
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$81,190
Investment securities	449,291
Federal Home Loan Bank stock	7,084
Loans	1,873,987
Interest receivable	7,827
Premises and equipment	27,343
Other real estate owned	10,279
Core deposit intangible	46,875
Other assets	50,638
Total assets acquired		2,554,514
Liabilities assumed
Deposits	(2,118,982)
Federal Home Loan Bank advances	(101,127)
Subordinated debentures	(35,678)
Junior subordinated debentures	(14,434)
Securities sold under agreements to repurchase	(1,617)
Other liabilities	(28,653)
Total liabilities assumed		(2,300,491)
Total fair value of identifiable net assets		254,023
Goodwill		$383,080
See Note 8, “Goodwill and Other Intangible Assets,” for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period January 1, 2018 to June 30, 2018. Disclosure of the amount of Pacific Continental’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the six months ended June 30, 2017. This unaudited, estimated pro forma financial information was calculated as if Pacific Continental had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Pacific Continental with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Six Months Ended June 30,
2017
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$278,119
Net income	$72,199
Earnings per share - basic	$1.00
Earnings per share - diluted	$1.00
The following table shows the impact of the acquisition-related expenses related to the acquisition of Pacific Continental for the periods indicated to the various components of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$931	$—	$2,487	$—
Occupancy	586	351	1,590	352
Advertising and promotion	22	11	534	17
Data processing	634	473	921	473
Legal and professional fees	216	119	791	1,430
Taxes, licenses and fees	—	3	—	3
Other	433	66	764	112
Total impact of acquisition-related costs to noninterest expense	$2,822	$1,023	$7,087	$2,387

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,732,779	$567	$(56,354)	$1,676,992
State and municipal securities	584,587	2,984	(9,876)	577,695
U.S. government agency and government-sponsored enterprise securities	398,428	74	(7,228)	391,274
U.S. government securities	251	—	(4)	247
Total	$2,716,045	$3,625	$(73,462)	$2,646,208
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,752,236	$1,815	$(27,326)	$1,726,725
State and municipal securities	593,940	6,023	(3,959)	596,004
U.S. government agency and government-sponsored enterprise securities	416,894	642	(2,762)	414,774
U.S. government securities	251	—	(3)	248
Total	$2,763,321	$8,480	$(34,050)	$2,737,751

The following table provides the proceeds and gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Proceeds from sales of debt securities available for sale	$12,569	$—	$32,330	$—

Gross realized gains from sales of debt securities available for sale	$87	$—	$235	$—
Gross realized losses from sales of debt securities available for sale	(83)	—	(129)	—
Other securities losses, net (1)	(37)	—	(117)	—
Investment securities losses, net	$(33)	$—	$(11)	$—
__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities. There were no sales of equity securities during the periods presented.
The scheduled contractual maturities of debt securities available for sale at June 30, 2018 are presented as follows:

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$127,209	$127,133
Due after one year through five years	620,100	609,400
Due after five years through ten years	885,040	862,508
Due after ten years	1,083,696	1,047,167
Total debt securities available for sale	$2,716,045	$2,646,208

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

June 30, 2018
(in thousands)
Washington and Oregon State to secure public deposits	$244,565
Federal Reserve Bank to secure borrowings	52,370
Other securities pledged	93,194
Total securities pledged as collateral	$390,129
The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$906,188	$(22,365)	$722,422	$(33,989)	$1,628,610	$(56,354)
State and municipal securities	306,897	(5,536)	76,988	(4,340)	383,885	(9,876)
U.S. government agency and government-sponsored enterprise securities	261,185	(4,942)	109,734	(2,286)	370,919	(7,228)
U.S. government securities	247	(4)	—	—	247	(4)
Total	$1,474,517	$(32,847)	$909,144	$(40,615)	$2,383,661	$(73,462)
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$816,678	$(6,710)	$717,211	$(20,616)	$1,533,889	$(27,326)
State and municipal securities	220,019	(1,723)	75,172	(2,236)	295,191	(3,959)
U.S. government agency and government-sponsored enterprise securities	184,046	(1,006)	155,983	(1,756)	340,029	(2,762)
U.S. government securities	249	(3)	—	—	249	(3)
Total	$1,220,992	$(9,442)	$948,366	$(24,608)	$2,169,358	$(34,050)
At June 30, 2018, there were 452 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 129 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.
At June 30, 2018, there were 422 state and municipal government securities in an unrealized loss position, of which 73 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2018, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

At June 30, 2018, there were 48 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 12 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.
At June 30, 2018, there was one U.S. government security in an unrealized loss position, which was not in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2018.

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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	June 30, 2018			December 31, 2017
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,538,492	$12,258	$3,550,750	$3,377,324	$12,628	$3,389,952
Real estate:
One-to-four family residential	180,522	10,200	190,722	188,396	12,395	200,791
Commercial and multifamily residential	3,758,207	68,299	3,826,506	3,825,739	75,594	3,901,333
Total real estate	3,938,729	78,499	4,017,228	4,014,135	87,989	4,102,124
Real estate construction:
One-to-four family residential	206,181	165	206,346	200,518	177	200,695
Commercial and multifamily residential	387,951	571	388,522	371,931	607	372,538
Total real estate construction	594,132	736	594,868	572,449	784	573,233
Consumer	326,402	10,289	336,691	334,190	11,269	345,459
Less: Net unearned income	(45,430)	—	(45,430)	(52,111)	—	(52,111)
Total loans, net of unearned income	8,352,325	101,782	8,454,107	8,245,987	112,670	8,358,657
Less: Allowance for loan and lease losses	(75,368)	(4,782)	(80,150)	(68,739)	(6,907)	(75,646)
Total loans, net	$8,276,957	$97,000	$8,373,957	$8,177,248	$105,763	$8,283,011
Loans held for sale	$6,773	$—	$6,773	$5,766	$—	$5,766
At June 30, 2018 and December 31, 2017, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.8 million and $10.0 million at June 30, 2018 and December 31, 2017, respectively. During the first six months of 2018, there were $14 thousand in advances and $199 thousand in repayments.

At June 30, 2018 and December 31, 2017, $3.21 billion and $2.25 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $78.5 million and $70.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at June 30, 2018 and December 31, 2017, respectively.
The following is an analysis of nonaccrual loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$52,006	$68,552	$45,410	$56,865
Unsecured	30	30	50	49
Real estate:
One-to-four family residential	976	1,356	785	1,182
Commercial & multifamily residential:
Commercial land	2,603	2,618	2,628	2,623
Income property	1,552	1,808	4,284	5,410
Owner occupied	6,963	7,290	7,029	7,270
Real estate construction:
One-to-four family residential:
Land and acquisition	318	318	25	26
Residential construction	71	71	1,829	1,828
Consumer	4,985	5,368	4,149	4,633
Total	$69,504	$87,411	$66,189	$79,886

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of June 30, 2018 and December 31, 2017:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2018	(in thousands)
Commercial business:
Secured	$3,342,422	$9,542	$3,449	$—	$12,991	$52,006	$3,407,419
Unsecured	114,190	1,622	492	—	2,114	30	116,334
Real estate:
One-to-four family residential	176,917	746	175	—	921	976	178,814
Commercial & multifamily residential:
Commercial land	279,067	—	—	—	—	2,603	281,670
Income property	1,848,626	1,170	102	—	1,272	1,552	1,851,450
Owner occupied	1,589,500	6,695	584	—	7,279	6,963	1,603,742
Real estate construction:
One-to-four family residential:
Land and acquisition	6,252	—	—	—	—	318	6,570
Residential construction	197,359	1,243	—	—	1,243	71	198,673
Commercial & multifamily residential:
Income property	297,215	5,586	—	—	5,586	—	302,801
Owner occupied	79,694	—	—	—	—	—	79,694
Consumer	317,985	1,339	849	—	2,188	4,985	325,158
Total	$8,249,227	$27,943	$5,651	$—	$33,594	$69,504	$8,352,325

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,185,321	$2,530	$2,400	$—	$4,930	$45,410	$3,235,661
Unsecured	123,524	100	501	—	601	50	124,175
Real estate:
One-to-four family residential	184,256	1,111	402	—	1,513	785	186,554
Commercial & multifamily residential:
Commercial land	292,680	92	—	581	673	2,628	295,981
Income property	1,898,655	2,426	971	—	3,397	4,284	1,906,336
Owner occupied	1,590,004	2,485	468	—	2,953	7,029	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	—	—	—	25	9,907
Residential construction	187,862	—	—	—	—	1,829	189,691
Commercial & multifamily residential:
Income property	293,028	—	—	—	—	—	293,028
Owner occupied	72,443	—	—	—	—	—	72,443
Consumer	325,928	1,446	702	—	2,148	4,149	332,225
Total	$8,163,583	$10,190	$5,444	$581	$16,215	$66,189	$8,245,987

The following is an analysis of impaired loans as of June 30, 2018 and December 31, 2017:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2018	(in thousands)
Commercial business:
Secured	$3,360,586	$46,833	$2,731	$3,120	$67	$44,102	$53,050
Unsecured	115,468	866	—	—	—	866	4,906
Real estate:
One-to-four family residential	178,121	693	346	742	8	347	809
Commercial & multifamily residential:
Commercial land	279,408	2,262	—	—	—	2,262	2,277
Income property	1,849,318	2,132	—	—	—	2,132	2,195
Owner occupied	1,594,762	8,980	3,299	4,717	86	5,681	5,858
Real estate construction:
One-to-four family residential:
Land and acquisition	6,570	—	—	—	—	—	—
Residential construction	198,673	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	302,801	—	—	—	—	—	—
Owner occupied	75,644	4,050	—	—	—	4,050	4,050
Consumer	318,608	6,550	5,302	5,590	95	1,248	1,319
Total	$8,279,959	$72,366	$11,678	$14,169	$256	$60,688	$74,464

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,195,649	$40,012	$3,808	$3,937	$1,867	$36,204	$42,314
Unsecured	124,150	25	25	24	3	—	—
Real estate:
One-to-four family residential	185,659	895	867	1,408	103	28	337
Commercial & multifamily residential:
Commercial land	293,694	2,287	—	—	—	2,287	2,282
Income property	1,901,313	5,023	2,768	3,328	185	2,255	2,601
Owner occupied	1,591,298	8,688	77	80	3	8,611	10,077
Real estate construction:
One-to-four family residential:
Land and acquisition	9,907	—	—	—	—	—	—
Residential construction	188,481	1,210	—	—	—	1,210	1,210
Commercial & multifamily residential:
Income property	293,028	—	—	—	—	—	—
Owner occupied	68,393	4,050	—	—	—	4,050	4,050
Consumer	325,210	7,015	5,303	5,568	199	1,712	1,864
Total	$8,176,782	$69,205	$12,848	$14,345	$2,360	$56,357	$64,735

The following table provides additional information on impaired loans for the three and six month periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$45,716	$85	$15,590	$50	$43,815	$97	$13,332	$69
Unsecured	444	1	—	—	304	1	—	—
Real estate:
One-to-four family residential	780	12	648	21	818	18	608	22
Commercial & multifamily residential:
Commercial land	2,557	—	2,549	—	2,467	—	1,936	—
Income property	2,846	32	3,676	7	3,572	62	3,925	6
Owner occupied	8,768	124	3,453	192	8,741	209	4,107	192
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	—	—	—	—	5	—
Residential construction	605	—	—	—	807	—	112	—
Commercial & multifamily residential:
Owner occupied	4,050	51	—	—	4,050	102	—	—
Consumer	6,391	34	5,584	31	6,599	77	5,461	57
Total	$72,157	$339	$31,500	$301	$71,173	$566	$29,486	$346

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	7	$2,644	$2,644	2	$1,422	$1,422
Real estate:
One-to-four family residential	—	—	—	1	382	382
Consumer	8	1,274	1,274	8	815	815
Total	15	$3,918	$3,918	11	$2,619	$2,619

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	8	$3,094	$3,094	5	$1,778	$1,778
Real estate:
One-to-four family residential	—	—	—	1	382	382
Commercial and multifamily residential:
Income property	1	891	891	—	—	—
Consumer	15	2,417	2,417	18	2,361	2,361
Total	24	$6,402	$6,402	24	$4,521	$4,521
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
The Company had commitments to lend $651 thousand of additional funds on loans classified as TDR as of June 30, 2018. The Company had $506 thousand of such commitments at December 31, 2017. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three and six months ended June 30, 2018 and 2017.
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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial business	$12,921	$13,753
Real estate:
One-to-four family residential	12,202	14,610
Commercial and multifamily residential	72,019	79,211
Total real estate	84,221	93,821
Real estate construction:
One-to-four family residential	166	177
Commercial and multifamily residential	557	595
Total real estate construction	723	772
Consumer	11,310	12,412
Subtotal of PCI loans	109,175	120,758
Less:
Valuation discount resulting from acquisition accounting	7,393	8,088
Allowance for loan losses	4,782	6,907
PCI loans, net of allowance for loan losses	$97,000	$105,763
The following table shows the changes in accretable yield for PCI loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$29,355	$38,444	$31,176	$45,191
Accretion	(1,937)	(2,882)	(4,202)	(7,064)
Disposals	(7)	—	(166)	(158)
Reclassifications from (to) nonaccretable difference	(2,061)	144	(1,458)	(2,263)
Balance at end of period	$25,350	$35,706	$25,350	$35,706

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the six months ended June 30, 2018 and 2017.

The following tables show a detailed analysis of the allowance for the three and six months ended June 30, 2018 and 2017:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2018	(in thousands)
Commercial business:
Secured	$37,331	$(5,751)	$1,487	$7,283	$40,350	$67	$40,283
Unsecured	2,595	(24)	56	(184)	2,443	—	2,443
Real estate:
One-to-four family residential	558	—	196	(293)	461	8	453
Commercial & multifamily residential:
Commercial land	3,745	—	78	(545)	3,278	—	3,278
Income property	4,702	—	558	(1,158)	4,102	—	4,102
Owner occupied	4,749	—	4	(397)	4,356	86	4,270
Real estate construction:
One-to-four family residential:
Land and acquisition	912	—	12	(76)	848	—	848
Residential construction	4,636	—	2	(66)	4,572	—	4,572
Commercial & multifamily residential:
Income property	7,474	—	—	(107)	7,367	—	7,367
Owner occupied	1,923	—	—	376	2,299	—	2,299
Consumer	5,216	(232)	270	38	5,292	95	5,197
Purchased credit impaired	5,665	(1,235)	927	(575)	4,782	—	4,782
Unallocated	321	—	—	(321)	—	—	—
Total	$79,827	$(7,242)	$3,590	$3,975	$80,150	$256	$79,894
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(8,165)	$2,040	$17,134	$40,350	$67	$40,283
Unsecured	2,000	(87)	305	225	2,443	—	2,443
Real estate:
One-to-four family residential	701	—	368	(608)	461	8	453
Commercial & multifamily residential:
Commercial land	4,265	—	84	(1,071)	3,278	—	3,278
Income property	5,672	(223)	699	(2,046)	4,102	—	4,102
Owner occupied	5,459	—	16	(1,119)	4,356	86	4,270
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	28	(143)	848	—	848
Residential construction	3,709	—	5	858	4,572	—	4,572
Commercial & multifamily residential:
Income property	7,053	—	—	314	7,367	—	7,367
Owner occupied	4,413	—	—	(2,114)	2,299	—	2,299
Consumer	5,163	(496)	530	95	5,292	95	5,197
Purchased credit impaired	6,907	(2,578)	2,151	(1,698)	4,782	—	4,782
Unallocated	—	—	—	—	—	—	—
Total	$75,646	$(11,549)	$6,226	$9,827	$80,150	$256	$79,894

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three months ended June 30, 2017	(in thousands)
Commercial business:
Secured	$35,672	$(3,600)	$2,903	$4,564	$39,539	$3,425	$36,114
Unsecured	1,188	—	41	(82)	1,147	—	1,147
Real estate:
One-to-four family residential	645	(153)	223	(87)	628	4	624
Commercial & multifamily residential:
Commercial land	2,288	—	—	68	2,356	—	2,356
Income property	6,803	—	60	(9)	6,854	25	6,829
Owner occupied	6,534	—	67	(89)	6,512	—	6,512
Real estate construction:
One-to-four family residential:
Land and acquisition	509	—	27	(175)	361	—	361
Residential construction	1,109	—	31	237	1,377	—	1,377
Commercial & multifamily residential:
Income property	782	—	—	203	985	—	985
Owner occupied	1,768	—	—	(386)	1,382	—	1,382
Consumer	3,360	(465)	248	408	3,551	45	3,506
Purchased credit impaired	9,395	(1,800)	1,204	(738)	8,061	—	8,061
Unallocated	968	—	—	(737)	231	—	231
Total	$71,021	$(6,018)	$4,804	$3,177	$72,984	$3,499	$69,485
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Six months ended June 30, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(4,709)	$3,200	$4,998	$39,539	$3,425	$36,114
Unsecured	960	(18)	109	96	1,147	—	1,147
Real estate:
One-to-four family residential	599	(460)	340	149	628	4	624
Commercial & multifamily residential:
Commercial land	1,797	—	—	559	2,356	—	2,356
Income property	7,342	—	95	(583)	6,854	25	6,829
Owner occupied	6,439	—	110	(37)	6,512	—	6,512
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	47	12	361	—	361
Residential construction	669	—	40	668	1,377	—	1,377
Commercial & multifamily residential:
Income property	404	—	—	581	985	—	985
Owner occupied	1,192	—	—	190	1,382	—	1,382
Consumer	3,534	(893)	533	377	3,551	45	3,506
Purchased credit impaired	10,515	(3,739)	2,348	(1,063)	8,061	—	8,061
Unallocated	226	—	—	5	231	—	231
Total	$70,043	$(9,833)	$6,822	$5,952	$72,984	$3,499	$69,485

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$4,330	$3,555	$3,130	$2,705
Net changes in the allowance for unfunded commitments and letters of credit	(650)	—	550	850
Balance at end of period	$3,680	$3,555	$3,680	$3,555
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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reviewed to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful rated loans have a high probability of loss; however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of June 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,216,924	$68,549	$121,946	$—	$—	$3,407,419
Unsecured	115,808	2	524	—	—	116,334
Real estate:
One-to-four family residential	176,717	28	2,069	—	—	178,814
Commercial and multifamily residential:
Commercial land	273,742	1,916	6,012	—	—	281,670
Income property	1,818,431	18,938	14,081	—	—	1,851,450
Owner occupied	1,569,877	4,715	29,150	—	—	1,603,742
Real estate construction:
One-to-four family residential:
Land and acquisition	6,252	—	318	—	—	6,570
Residential construction	198,602	—	71	—	—	198,673
Commercial and multifamily residential:
Income property	299,739	—	3,062	—	—	302,801
Owner occupied	75,644	—	4,050	—	—	79,694
Consumer	316,642	—	8,516	—	—	325,158
Total	$8,068,378	$94,148	$189,799	$—	$—	8,352,325
Less:
Allowance for loan and lease losses						75,368
Loans, excluding PCI loans, net						$8,276,957

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,049,031	$64,600	$122,030	$—	$—	$3,235,661
Unsecured	123,621	—	554	—	—	124,175
Real estate:
One-to-four family residential	183,312	1,186	2,056	—	—	186,554
Commercial and multifamily residential:
Commercial land	283,673	5,204	7,104	—	—	295,981
Income property	1,857,832	17,181	31,323	—	—	1,906,336
Owner occupied	1,546,775	7,380	45,831	—	—	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	25	—	—	9,907
Residential construction	187,863	—	1,828	—	—	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	293,028
Owner occupied	68,393	—	4,050	—	—	72,443
Consumer	323,129	—	9,096	—	—	332,225
Total	$7,926,539	$95,551	$223,897	$—	$—	8,245,987
Less:
Allowance for loan and lease losses						68,739
Loans, excluding PCI loans, net						$8,177,248

The following is an analysis of the credit quality of our PCI loan portfolio as of June 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$11,024	$—	$1,101	$—	$—	$12,125
Unsecured	796	—	—	—	—	796
Real estate:
One-to-four family residential	11,448	—	754	—	—	12,202
Commercial and multifamily residential:
Commercial land	10,901	—	—	—	—	10,901
Income property	20,816	—	129	—	—	20,945
Owner occupied	39,322	—	851	—	—	40,173
Real estate construction:
One-to-four family residential:
Land and acquisition	161	—	5	—	—	166
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	557	—	—	—	—	557
Owner occupied	—	—	—	—	—	—
Consumer	10,909	—	401	—	—	11,310
Total	$105,934	$—	$3,241	$—	$—	109,175
Less:
Valuation discount resulting from acquisition accounting						7,393
Allowance for loan losses						4,782
PCI loans, net						$97,000

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$11,918	$—	$723	$—	$—	$12,641
Unsecured	1,045	—	67	—	—	1,112
Real estate:
One-to-four family residential	13,817	—	793	—	—	14,610
Commercial and multifamily residential:
Commercial land	9,460	349	—	—	—	9,809
Income property	25,981	—	35	—	—	26,016
Owner occupied	42,617	—	769	—	—	43,386
Real estate construction:
One-to-four family residential:
Land and acquisition	169	—	8	—	—	177
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	595	—	—	—	—	595
Owner occupied	—	—	—	—	—	—
Consumer	11,705	—	707	—	—	12,412
Total	$117,307	$349	$3,102	$—	$—	120,758
Less:
Valuation discount resulting from acquisition accounting						8,088
Allowance for loan losses						6,907
PCI loans, net						$105,763

7.	Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$11,507	$4,519	$13,298	$5,998
Transfers in	—	—	406	—
Valuation adjustments	(110)	(33)	(202)	(226)
Proceeds from sale of OREO property	(3,759)	(444)	(5,821)	(1,719)
Gain (loss) on sale of OREO, net	(558)	16	(601)	5
Balance, end of period	$7,080	$4,058	$7,080	$4,058
At June 30, 2018, there were $60 thousand in foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.6 million.

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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Goodwill
Total goodwill (1)	$765,842	$382,762	$765,842	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	105,473	58,598	105,473	58,598
Accumulated amortization at beginning of period	(51,407)	(43,235)	(48,219)	(41,886)
Core deposit intangible, net at beginning of period	54,066	15,363	57,254	16,712
CDI current period amortization	(3,088)	(1,249)	(6,276)	(2,598)
Total core deposit intangible, net at end of period	50,978	14,114	50,978	14,114
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	51,897	15,033	51,897	15,033
Total goodwill and other intangible assets at end of period	$817,739	$397,795	$817,739	$397,795
__________
(1) See Note 3, “Business Combinations,” for additional information regarding goodwill and intangible assets recorded related to the acquisition of Pacific Continental on November 1, 2017.

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2018 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2018	$5,960
2019	10,479
2020	8,724
2021	7,264
2022	5,880

9.	Subordinated Debentures
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
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2018 and December 31, 2017 was $368.4 million and $384.7 million, respectively. During the three and six months ended June 30, 2018, mark-to-market gains of $2 thousand and $8 thousand, respectively, were recorded to “Other” noninterest expense. During the three and six months ended June 30, 2017, mark-to-market gains of $2 thousand and $6 thousand, respectively, were recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$8,624	Other assets	$6,707	Other liabilities	$8,624	Other liabilities	$6,714

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
June 30, 2018	(in thousands)
Assets
Interest rate contracts	$8,624	$—	$8,624	$—	$8,624
Liabilities
Interest rate contracts	$8,624	$—	$8,624	$(1,708)	$6,916
Repurchase agreements	$46,229	$—	$46,229	$(46,229)	$—

December 31, 2017
Assets
Interest rate contracts	$6,707	$—	$6,707	$—	$6,707
Liabilities
Interest rate contracts	$6,714	$—	$6,714	$(6,714)	$—
Repurchase agreements	$79,059	$—	$79,059	$(79,059)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2018	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$46,229	$—	$—	$—	$46,229
Gross amount of recognized liabilities for repurchase agreements					46,229
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $46.2 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

12.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2018 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At June 30, 2018 and December 31, 2017, the Company’s loan commitments amounted to $2.46 billion and $2.62 billion, respectively.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $42.5 million and $51.3 million at June 30, 2018 and December 31, 2017, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $113 thousand and $159 thousand at June 30, 2018 and December 31, 2017, respectively.
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
Dividends: On January 25, 2018, the Company declared a regular quarterly cash dividend of $0.22 per common share payable on February 21, 2018 to shareholders of record at the close of business on February 7, 2018.
On April 25, 2018, the Company declared a regular quarterly cash dividend of $0.26 per common share payable on May 23, 2018 to shareholders of record at the close of business on May 9, 2018.
Subsequent to quarter end, on July 25, 2018, the Company declared a regular quarterly cash dividend of $0.26 per common share payable on August 22, 2018 to shareholders of record at the close of business on August 8, 2018.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

14.	Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2018 and 2017:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended June 30, 2018	(in thousands)
Beginning balance	$(45,748)	$(2,385)	$(48,133)
Other comprehensive loss before reclassifications	(7,845)	—	(7,845)
Amounts reclassified from accumulated other comprehensive loss	(4)	61	57
Net current-period other comprehensive income (loss)	(7,849)	61	(7,788)
Ending balance	$(53,597)	$(2,324)	$(55,921)
Three months ended June 30, 2017
Beginning balance	$(11,002)	$(1,604)	$(12,606)
Other comprehensive income before reclassifications	6,033	—	6,033
Amounts reclassified from accumulated other comprehensive income	—	45	45
Net current-period other comprehensive income	6,033	45	6,078
Ending balance	$(4,969)	$(1,559)	$(6,528)
Six months ended June 30, 2018
Beginning balance	$(19,779)	$(2,446)	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	157
Other comprehensive loss before reclassifications	(33,893)	—	(33,893)
Amounts reclassified from accumulated other comprehensive income	(82)	122	40
Net current-period other comprehensive income (loss)	(33,975)	122	(33,853)
Ending balance	$(53,597)	$(2,324)	$(55,921)
Six months ended June 30, 2017
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income before reclassifications	7,735	4,604	12,339
Amounts reclassified from accumulated other comprehensive income	—	132	132
Net current-period other comprehensive income	7,735	4,736	12,471
Ending balance	$(4,969)	$(1,559)	$(6,528)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2018	2017	2018	2017	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale debt securities
Investment securities gains, net	$5	$—	$107	$—	Investment securities losses, net
	5	—	107	—	Total before tax
	(1)	—	(25)	—	Income tax provision
	$4	$—	$82	$—	Net of tax

Amortization of pension plan liability
Actuarial losses	$(80)	$(71)	$(160)	$(207)	Compensation and employee benefits
	(80)	(71)	(160)	(207)	Total before tax
	19	26	38	75	Income tax benefit
	$(61)	$(45)	$(122)	$(132)	Net of tax

15.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2018	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,676,992	$—	$1,676,992	$—
State and municipal debt securities	577,695	—	577,695	—
U.S. government agency and government-sponsored enterprise securities	391,274	—	391,274	—
U.S. government securities	247	247	—	—
Total debt securities available for sale	$2,646,208	$247	$2,645,961	$—
Equity securities	$4,963	$4,963	$—	$—
Other assets (Interest rate contracts)	$8,624	$—	$8,624	$—
Liabilities
Other liabilities (Interest rate contracts)	$8,624	$—	$8,624	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2017	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,726,725	$—	$1,726,725	$—
State and municipal debt securities	596,004	—	596,004	—
U.S. government agency and government-sponsored enterprise securities	414,774	—	414,774	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$2,737,751	$248	$2,737,503	$—
Equity securities	$5,080	$5,080	$—	$—
Other assets (Interest rate contracts)	$6,707	$—	$6,707	$—
Liabilities
Other liabilities (Interest rate contracts)	$6,714	$—	$6,714	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2018 and 2017. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at June 30, 2018	Fair Value Measurements at Reporting Date Using			Gains During the Three Months Ended June 30, 2018	Losses During the Six Months Ended June 30, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$10,792	$—	$—	$10,792	$(1,032)	$3,398
	$10,792	$—	$—	$10,792	$(1,032)	$3,398

	Fair value at June 30, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2017	Losses During the Six Months Ended June 30, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$7,019	$—	$—	$7,019	$3,669	$3,669
OREO	105	—	—	105	33	33
	$7,124	$—	$—	$7,124	$3,702	$3,702
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

	Fair value at June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (2)	$6,933	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 62.81% (15.72%)
Impaired loans - other	$3,859	Discounted Cash Flow	Discount Rate	4.25% - 6.50% (6.12%)
(1) Discount rate applied to discounted cash flow valuation or discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets, and inventory).
(2) Collateral consists of accounts receivable, fixed assets, inventory, and real estate.

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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$224,370	$224,370	$224,370	$—	$—
Interest-earning deposits with banks	39,169	39,169	39,169	—	—
Debt securities available for sale	2,646,208	2,646,208	247	2,645,961	—
Equity securities	4,963	4,963	4,963	—	—
FHLB stock	13,960	13,960	—	13,960	—
Loans held for sale	6,773	6,773	—	6,773	—
Loans	8,373,957	8,381,155	—	—	8,381,155
Interest rate contracts	8,624	8,624	—	8,624	—
Liabilities
Time deposits	$450,602	$442,561	$—	$442,561	$—
FHLB advances	99,549	100,102	—	100,102	—
Repurchase agreements	46,229	46,229	—	46,229	—
Subordinated debentures	35,555	34,986	—	34,986	—
Interest rate contracts	8,624	8,624	—	8,624	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$244,615	$244,615	$244,615	$—	$—
Interest-earning deposits with banks	97,918	97,918	97,918	—	—
Debt securities available for sale	2,737,751	2,737,751	248	2,737,503	—
Equity securities	5,080	5,080	5,080	—	—
FHLB stock	10,440	10,440	—	10,440	—
Loans held for sale	5,766	5,766	—	5,766	—
Loans	8,283,011	8,055,817	—	—	8,055,817
Interest rate contracts	6,707	6,707	—	6,707	—
Liabilities
Deposits	$10,532,085	$10,524,135	$10,041,040	$483,095	$—
FHLB advances	11,579	12,281	—	12,281	—
Repurchase agreements	79,059	79,070	—	79,070	—
Subordinated debentures	35,647	35,895	—	35,895	—
Junior subordinated debentures	8,248	8,248	—	8,248	—
Interest rate contracts	6,714	6,714	—	6,714	—

16.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands except per share)
Basic EPS:
Net income	$41,749	$27,132	$81,719	$56,331
Less: Earnings allocated to participating securities:
Preferred shares	—	—	—	3
Nonvested restricted shares	473	362	909	759
Earnings allocated to common shareholders	$41,276	$26,770	$80,810	$55,569
Weighted average common shares outstanding	72,385	57,520	72,343	57,437
Basic earnings per common share	$0.57	$0.47	$1.12	$0.97
Diluted EPS:
Earnings allocated to common shareholders	$41,276	$26,770	$80,810	$55,569
Weighted average common shares outstanding	72,385	57,520	72,343	57,437
Dilutive effect of equity awards	5	5	4	5
Weighted average diluted common shares outstanding	72,390	57,525	72,347	57,442
Diluted earnings per common share	$0.57	$0.47	$1.12	$0.97
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	3	12	7	13

17.	Revenue from Contracts with Customers
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
The Company pays sales commissions to its employees in accordance with certain incentive plans and in connection with obtaining certain contracts with customers. The Company applies the practical expedient in paragraph 340-40-25-4 and expenses such sales commissions when incurred if the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are included in compensation and employee benefits expense.
For the Company’s contracts that have an original expected duration of one year or less, the Company uses the practical expedient in paragraph 606-10-50-14 and has not disclosed the amount of the transaction price allocated to unsatisfied performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(dollars in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$8,683	$17,423
Card revenue	6,616	12,429
Financial services and trust revenue	3,219	5,949
Total revenue from contracts with customers	18,518	35,801
Other sources of noninterest income	5,174	11,034
Total noninterest income	$23,692	$46,835

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.
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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the second quarter of $41.7 million or $0.57 per diluted common share, compared to $27.1 million or $0.47 per diluted common share for the second quarter of 2017. Net interest income for the three months ended June 30, 2018 was $116.7 million, an increase of $30.5 million from the prior year period. The increase was a result of higher interest income on loans primarily due to higher loan volumes from our acquisition of Pacific Continental and the rising rate environment. Noninterest income for the current quarter was $23.7 million, a decrease of $443 thousand from the prior year period. The decrease was primarily due to the sale of the merchant card services portfolio in the third quarter of 2017.
The provision for loan and lease losses for the second quarter of 2018 was $4.0 million compared to a provision of $3.2 million during the second quarter of 2017. The provision expense recorded in the second quarter of 2018 reflected a $4.6 million provision for loans, excluding PCI loans, and a $575 thousand provision recapture from PCI loans.
Total noninterest expense for the quarter ended June 30, 2018 was $84.6 million, an increase from $68.9 million for the second quarter of 2017. The increase from the prior year period was primarily due to due to higher compensation and benefits expense in the current quarter as a result of the recent Pacific Continental acquisition as well as $1.8 million higher acquisition-related expenses, partially offset by a decrease in merchant processing expense.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2018 was $232.2 million, an increase of $59.3 million from the prior year period. The increase was a result of higher interest income on loans primarily due to higher loan volumes from our acquisition of Pacific Continental and the rising rate environment. Noninterest income for the current period was $46.8 million, a decrease of $2.2 million from the prior year period. The decrease was primarily due to the previously noted sale of the merchant card services portfolio and a prior year BOLI benefit of $1.9 million, with no such benefit in the current year period.
The provision for loan and lease losses for the six months ended June 30, 2018 was $9.8 million compared to a provision of $6.0 million for the first six months of 2017. The $9.8 million provision was due to recording a provision of $11.5 million for loans, excluding PCI loans, and a provision recapture of $1.7 million related to PCI loans.
Total noninterest expense for the six months ended June 30, 2018 was $170.6 million, a 24% increase from the prior year period. The increase from the prior year period was primarily driven by increased compensation and employee benefits expense as a result of the recent Pacific Continental acquisition as well as $4.7 million higher acquisition-related expenses.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2018			2017
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,389,230	$106,526	5.08%	$6,325,462	$77,030	4.87%
Taxable securities	2,111,086	11,923	2.26%	1,861,895	9,468	2.03%
Tax exempt securities (2)	517,206	3,877	3.00%	454,182	4,179	3.68%
Interest-earning deposits with banks	35,285	151	1.71%	10,196	23	0.90%
Total interest-earning assets	11,052,807	$122,477	4.43%	8,651,735	$90,700	4.19%
Other earning assets	221,141			173,044
Noninterest-earning assets	1,255,592			772,495
Total assets	$12,529,540			$9,597,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$464,217	$549	0.47%	$386,361	$95	0.10%
Savings accounts	875,529	30	0.01%	755,253	19	0.01%
Interest-bearing demand	1,295,409	608	0.19%	983,936	192	0.08%
Money market accounts	2,755,714	1,385	0.20%	1,997,585	602	0.12%
Total interest-bearing deposits	5,390,869	2,572	0.19%	4,123,135	908	0.09%
Federal Home Loan Bank advances	156,512	815	2.08%	195,369	591	1.21%
Subordinated debentures	35,577	468	5.26%	—	—	—%
Other borrowings and interest-bearing liabilities	28,097	20	0.28%	48,712	126	1.03%
Total interest-bearing liabilities	5,611,055	$3,875	0.28%	4,367,216	$1,625	0.15%
Noninterest-bearing deposits	4,873,953			3,842,733
Other noninterest-bearing liabilities	89,980			91,761
Shareholders’ equity	1,954,552			1,295,564
Total liabilities & shareholders’ equity	$12,529,540			$9,597,274
Net interest income (tax equivalent)		$118,602			$89,075
Net interest margin (tax equivalent)			4.29%			4.12%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million and $1.8 million for the three month periods ended June 30, 2018 and 2017, respectively. The incremental accretion income on acquired loans was $3.0 million and $3.1 million for the three months ended June 30, 2018 and 2017, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis at a rate of 21% for 2018 and 35% for 2017. The tax equivalent yield adjustment to interest earned on loans was $1.1 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $814 thousand and $1.5 million for the three month periods ended June 30, 2018 and 2017, respectively.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2018			2017
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,369,097	$210,617	5.03%	$6,262,190	$152,544	4.87%
Taxable securities	2,134,433	24,631	2.31%	1,861,762	20,454	2.20%
Tax exempt securities (2)	520,689	7,755	2.98%	451,537	8,319	3.68%
Interest-earning deposits with banks	63,368	496	1.57%	10,887	42	0.77%
Total interest-earning assets	11,087,587	$243,499	4.39%	8,586,376	$181,359	4.22%
Other earning assets	219,642			175,554
Noninterest-earning assets	1,258,909			773,897
Total assets	$12,566,138			$9,535,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$471,930	$1,075	0.46%	$392,798	$190	0.10%
Savings accounts	876,842	71	0.02%	746,988	38	0.01%
Interest-bearing demand	1,274,234	1,143	0.18%	978,279	351	0.07%
Money market accounts	2,775,253	2,792	0.20%	2,002,817	1,116	0.11%
Total interest-bearing deposits	5,398,259	5,081	0.19%	4,120,882	1,695	0.08%
Federal Home Loan Bank advances	141,171	1,385	1.96%	138,787	816	1.18%
Subordinated debentures	35,600	936	5.26%	—	—	—%
Other borrowings	44,378	136	0.61%	56,055	255	0.91%
Total interest-bearing liabilities	5,619,408	$7,538	0.27%	4,315,724	$2,766	0.13%
Noninterest-bearing deposits	4,901,200			3,839,410
Other noninterest-bearing liabilities	93,602			101,991
Shareholders’ equity	1,951,928			1,278,702
Total liabilities & shareholders’ equity	$12,566,138			$9,535,827
Net interest income (tax equivalent)		$235,961			$178,593
Net interest margin (tax equivalent)			4.26%			4.16%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $4.3 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. The incremental accretion income on acquired loans was $6.7 million and $7.2 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis at a rate of 21% for 2018 and 35% for 2017. The tax equivalent yield adjustment to interest earned on loans was $2.2 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.6 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30, 2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net (1)	$26,081	$3,415	$29,496
Taxable securities	1,344	1,111	2,455
Tax exempt securities (1)	534	(836)	(302)
Interest earning deposits with banks	94	34	128
Interest income	$28,053	$3,724	$31,777
Interest Expense
Deposits:
Certificates of deposit	$23	$431	$454
Savings accounts	4	7	11
Interest-bearing demand	76	340	416
Money market accounts	284	499	783
Total interest on deposits	387	1,277	1,664
Federal Home Loan Bank advances	(136)	360	224
Subordinated debentures	468	—	468
Other borrowings and interest-bearing liabilities	(40)	(66)	(106)
Interest expense	$679	$1,571	$2,250
__________
(1) For tax exempt loans and tax exempt securities, the amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $1.1 million and $835 thousand lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current quarter net interest margin (tax equivalent) by 7 basis points.

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

	Six Months Ended June 30, 2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net (1)	$52,870	$5,203	$58,073
Taxable securities	3,108	1,069	4,177
Tax exempt securities (1)	1,166	(1,730)	(564)
Interest earning deposits with banks	375	79	454
Interest income	$57,519	$4,621	$62,140
Interest Expense
Deposits:
Certificates of deposit	$46	$839	$885
Savings accounts	7	26	33
Interest-bearing demand	133	659	792
Money market accounts	544	1,132	1,676
Total interest on deposits	730	2,656	3,386
Federal Home Loan Bank advances	14	555	569
Subordinated debentures	936	—	936
Other borrowings	(47)	(72)	(119)
Interest expense	$1,633	$3,139	$4,772
__________
(1) For tax exempt loans and tax exempt securities, the amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $2.2 million and $1.7 million lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current year to date net interest margin (tax equivalent) by 7 basis points.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$326	$753	$655	$2,870
Other acquired loans	2,690	2,356	6,060	4,304
Incremental accretion income	$3,016	$3,109	$6,715	$7,174

Net interest margin (tax equivalent)	4.29%	4.12%	4.26%	4.16%
Operating net interest margin (tax equivalent) (1)	4.27%	4.09%	4.22%	4.09%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

Comparison of current quarter to prior year period
Net interest income for the second quarter of 2018 was $116.7 million, up from $86.2 million for the same quarter in 2017. The increase was primarily due to higher average earning asset volumes stemming from the Pacific Continental acquisition and the rising rate environment. The loan yield for the first quarter of 2018 was 5.08% compared to 4.87% for the prior year period. The increased loan yield reflected the current rising rate environment. The Company’s net interest margin (tax equivalent) increased to 4.29% in the second quarter of 2018, from 4.12% for the prior year period. This increase was due to higher loan yields as described above offset by a 7 basis point reduction related to a lower federal corporate tax rate. The Company’s operating net interest margin (tax equivalent) (see footnote 1 in prior table) increased to 4.27% from 4.09% due to higher loan and security volumes from our acquisition of Pacific Continental.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2018 was $232.2 million, an increase of 34% from $172.8 million for the prior year period. The increase in net interest income was primarily due to higher average earning asset volumes stemming from the Pacific Continental acquisition and the rising rate environment mentioned above. The Company’s net interest margin (tax equivalent) increased to 4.26% for the first six months of 2018, from 4.16% for the prior year period. The increase in the Company’s net interest margin (tax equivalent) was driven by higher earning asset volumes and higher loan yields, offset by a 7 basis point reduction due to the lower federal corporate tax rate. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2018 increased to 4.22% from 4.09% also due to higher loan yields and volumes.
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the second quarter of 2018, the Company recorded a $4.0 million net provision compared to a $3.2 million net provision during the second quarter of 2017. The $4.0 million net provision for loan and lease losses recorded during the current quarter was due to a provision recapture of $575 thousand for PCI loans and provision expense of $4.6 million for loans, excluding PCI loans. The $4.6 million provision for loans, excluding PCI loans, was mainly due to net charge-off activity and loan growth. During the current quarter, we recorded a large charge-off in our agricultural portfolio. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the first quarter of 2018. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2018 was $9.8 million compared to $6.0 million during the same period in 2017. The $9.8 million provision expense for loans recorded for the current year-to-date period included a provision of $11.5 million for loans, excluding PCI loans, and a provision recapture of $1.7 million related to PCI loans. The provision of $11.5 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. During the current year-to-date period, we recorded a large charge-off in our agricultural portfolio. The $1.7 million in provision recapture for PCI loans was primarily due to the increase in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2017, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$8,683	$7,396	$1,287	17%	$17,423	$14,683	$2,740	19%
Card revenue (1)	6,616	6,202	414	7%	12,429	11,925	504	4%
Financial services and trust revenue	3,219	3,036	183	6%	5,949	5,875	74	1%
Loan revenue	3,054	2,989	65	2%	6,240	6,582	(342)	(5)%
Merchant processing revenue	—	2,264	(2,264)	(100)%	—	4,283	(4,283)	(100)%
Bank owned life insurance	1,712	1,433	279	19%	3,138	2,713	425	16%
Investment securities losses, net	(33)	—	(33)	100%	(11)	—	(11)	100%
Change in FDIC loss-sharing asset	—	(173)	173	(100)%	—	(447)	447	(100)%
Other	441	988	(547)	(55)%	1,667	3,380	(1,713)	(51)%
Total noninterest income	$23,692	$24,135	$(443)	(2)%	$46,835	$48,994	$(2,159)	(4)%
__________
(1) Beginning in the first quarter of 2018 and pursuant to the adoption of new revenue recognition accounting guidance, interchange revenue, included in “Card revenue” above, is presented net of related payment card network expenses. For the three and six months ended June 30, 2018, $1.2 million and $2.5 million, respectively, of such expenses were netted from “Card revenue.”

Comparison of current quarter to prior year period
Noninterest income was $23.7 million for the second quarter of 2018, compared to $24.1 million for the same period in 2017. The decrease was primarily due to the sale of the merchant card services portfolio in the third quarter of 2017 offset by an increase in treasury management fees. As a result of the merchant card services portfolio sale, we now share with the buyer in merchant services revenue and include such amounts in “Card revenue.” For the current quarter, this net revenue share was $855 thousand, offset by related payment card network expenses (see footnote 1 in prior table).
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2018, noninterest income was $46.8 million compared to $49.0 million for the same period in 2017. The decrease was due to the previously noted sale of the merchant card services portfolio and lower other noninterest income offset by an increase in treasury management fees. For the current year period, the net revenue share of merchant services revenue included in “Card revenue” was $1.6 million. The decrease in other noninterest income was principally from a prior year period BOLI benefit of $1.9 million, with no such benefit in the current year period.
Expected impact from Dodd-Frank Wall Street Reform and Consumer Protection Act
As a result of the acquisition of Pacific Continental, we have consolidated assets exceeding $10 billion, and as of July 1, 2018, we became subject to the interchange fee cap imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act. We currently anticipate a pre-tax annual impact of approximately $10 million because we no longer qualify for the small issuer exemption.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$48,949	$38,393	$10,556	27%	$99,519	$79,218	$20,301	26%
Occupancy	9,276	7,577	1,699	22%	19,397	14,768	4,629	31%
Merchant processing expense	—	1,147	(1,147)	(100)%	—	2,196	(2,196)	(100)%
Advertising and promotion	1,622	1,137	485	43%	3,051	1,954	1,097	56%
Data processing	5,221	4,741	480	10%	10,491	8,949	1,542	17%
Legal and professional services	4,171	2,947	1,224	42%	7,408	6,316	1,092	17%
Taxes, license and fees	1,560	748	812	109%	2,985	1,989	996	50%
Regulatory premiums	937	741	196	26%	1,874	1,517	357	24%
Net cost of operation of other real estate owned	758	(1)	759	100%	759	151	608	403%
Amortization of intangibles	3,088	1,249	1,839	147%	6,276	2,598	3,678	142%
Other (1)	9,061	10,188	(1,127)	(11)%	18,870	18,197	673	4%
Total noninterest expense	$84,643	$68,867	$15,776	23%	$170,630	$137,853	$32,777	24%
__________
(1) In the first quarter of 2018, there was a change to net presentation of interchange revenue pursuant to the adoption of new revenue recognition accounting guidance on January 1, 2018. As a result, card revenue for the three and six month periods ended June 30, 2018 includes $1.2 million and $2.5 million, respectively, of payment card network expenses that would have historically been presented in other noninterest expense.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$931	$—	$2,487	$—
Occupancy	586	351	1,590	352
Advertising and promotion	22	11	534	17
Data processing	634	473	921	473
Legal and professional fees	217	119	791	1,430
Taxes, licenses and fees	—	3	—	3
Other	432	66	764	112
Total impact of acquisition-related expense to noninterest expense	$2,822	$1,023	$7,087	$2,387
Comparison of current quarter to prior year period
Total noninterest expense for the second quarter of 2018 was $84.6 million, an increase of $15.8 million from the prior year period. The increase was due to higher compensation and benefits expense in the current quarter as a result of the recent Pacific Continental acquisition as well as $1.8 million higher acquisition-related expenses, partially offset by a decrease in merchant processing expenses stemming from the sale of our merchant card services portfolio in the third quarter of 2017.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2018, noninterest expense was $170.6 million, an increase of $32.8 million, or 24%, from $137.9 million a year earlier. The increase from the prior year period was driven by higher compensation and employee benefits as a result of the recent Pacific Continental acquisition as well as $4.7 million higher acquisition-related expenses, partially offset by a decrease in merchant processing expenses stemming from the sale of our merchant card services portfolio in the third quarter of 2017.
Income Taxes
We recorded an income tax provision of $10.0 million for the second quarter of 2018, compared to a provision of $11.1 million for the same period in 2017, with effective tax rates of 19% for the second quarter of 2018 and 29% for the same period in 2017. For the six months ended June 30, 2018 and 2017, we recorded income tax provisions of $16.8 million and $21.7 million, respectively, with effective tax rates of 17% for the current year and 28% for the prior year period. The decrease in our effective tax rate was principally attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the federal corporate tax rate to 21%. The prior year period’s effective tax rate reflected the then-enacted 35% corporate tax rate reduced by favorable tax attributes of certain earning assets and discrete tax benefits from share-based compensation. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, bank owned life insurance and certain loan receivables. In addition, the current period’s rate reflects the tax benefit of discrete items such as share-based compensation. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017.
FINANCIAL CONDITION
Total assets were $12.63 billion at June 30, 2018, a decrease of $88.3 million from $12.72 billion at December 31, 2017. Cash and cash equivalents decreased $79.0 million. Loans increased $95.5 million during the current year, which was primarily the result of increased loan production and seasonal line utilization partially offset by payments. Debt securities available for sale were $2.65 billion at June 30, 2018, a decrease of $91.5 million from December 31, 2017. Total liabilities were $10.66 billion as of June 30, 2018, a decrease of $103.3 million from $10.77 billion at December 31, 2017. The decline was primarily due to decreased deposits.
Investment Securities
At June 30, 2018, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $2.65 billion compared to $2.74 billion at December 31, 2017. The decrease in the debt securities portfolio from year-end is due to $251.9 million in maturities, repayments and sales, a $44.3 million increase in net unrealized loss and $11.0 million in premium amortization, partially offset by $215.6 million in purchases. The average duration of our debt securities investment portfolio was approximately 4 years and 1 month at June 30, 2018. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At June 30, 2018, the market value of debt securities available for sale had a net unrealized loss of $69.8 million compared to a net unrealized loss of $25.6 million at December 31, 2017. The change in valuation was the result of fluctuations in market interest rates subsequent to purchase. At June 30, 2018, the Company had $2.38 billion of debt securities available for sale with gross unrealized losses of $73.5 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,676,992	$1,726,725
State and municipal securities	577,695	596,004
U.S. government agency and government-sponsored enterprise securities	391,274	414,774
U.S. government securities	247	248
Total debt securities available for sale	$2,646,208	$2,737,751
Equity securities	4,963	5,080
Total investment securities	$2,651,171	$2,742,831
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2018	% of Total	December 31, 2017	% of Total
	(dollars in thousands)
Commercial business	$3,538,492	41.9%	$3,377,324	40.4%
Real estate:
One-to-four family residential	180,522	2.1%	188,396	2.3%
Commercial and multifamily residential	3,758,207	44.4%	3,825,739	45.8%
Total real estate	3,938,729	46.5%	4,014,135	48.1%
Real estate construction:
One-to-four family residential	206,181	2.4%	200,518	2.4%
Commercial and multifamily residential	387,951	4.6%	371,931	4.4%
Total real estate construction	594,132	7.0%	572,449	6.8%
Consumer	326,402	3.9%	334,190	4.0%
Purchased credit impaired	101,782	1.2%	112,670	1.3%
Subtotal	8,499,537	100.5%	8,410,768	100.6%
Less: Net unearned income	(45,430)	(0.5)%	(52,111)	(0.6)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$8,454,107	100.0%	$8,358,657	100.0%
Loans held for sale	$6,773		$5,766
Total loans increased $95.5 million from year-end 2017 primarily the result of organic loan production, partially offset by principal pay downs. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $45.4 million in unearned income recorded at June 30, 2018 was comprised of $30.2 million in net purchase discounts and $15.2 million in net deferred loan fees. The $52.1 million in unearned income recorded at December 31, 2017 consisted of $36.3 million in net purchase discounts and $15.8 million in net deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	June 30, 2018	December 31, 2017
Acquisition:	(in thousands)
Pacific Continental	$21,318	$24,556
Intermountain	3,144	3,892
West Coast	5,840	7,995
Other	(108)	(134)
Total net discount at period end	$30,194	$36,309
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2018	December 31, 2017
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$52,036	$45,460
Real estate:
One-to-four family residential	976	785
Commercial and multifamily residential	11,118	13,941
Total real estate	12,094	14,726
Real estate construction:
One-to-four family residential	389	1,854
Consumer	4,985	4,149
Total nonaccrual loans	69,504	66,189
Other real estate owned and other personal property owned	7,080	13,298
Total nonperforming assets	$76,584	$79,487

Loans, net of unearned income	$8,454,107	$8,358,657
Total assets	$12,628,586	$12,716,886

Nonperforming loans to period end loans	0.82%	0.79%
Nonperforming assets to period end assets	0.61%	0.63%

At June 30, 2018, nonperforming assets were $76.6 million, compared to $79.5 million at December 31, 2017. Nonperforming assets decreased $2.9 million during the six months ended June 30, 2018. This decrease was primarily due to $6.4 million in OREO sales for the period, partially offset by an increase in nonaccrual loans. For further information on OREO, see Note 7 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At June 30, 2018, our allowance was $80.2 million, or 0.95% of total loans (excluding loans held for sale). This compares with an allowance of $75.6 million, or 0.91% of total loans (excluding loans held for sale) at December 31, 2017 and an allowance of $73.0 million or 1.14% of total loans (excluding loans held for sale) at June 30, 2017.

The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance, loans excluding PCI loans	$74,162	$61,626	$68,739	$59,528
Beginning balance, PCI loans	5,665	9,395	6,907	10,515
Beginning balance	79,827	71,021	75,646	70,043
Charge-offs:
Commercial business	(5,775)	(3,600)	(8,252)	(4,727)
One-to-four family residential	—	(153)	—	(460)
Commercial and multifamily residential	—	—	(223)	—
One-to-four family residential construction	—	—	—	(14)
Consumer	(232)	(465)	(496)	(893)
PCI loans	(1,235)	(1,800)	(2,578)	(3,739)
Total charge-offs	(7,242)	(6,018)	(11,549)	(9,833)
Recoveries:
Commercial business	1,543	2,944	2,345	3,309
One-to-four family residential	196	223	368	340
Commercial and multifamily residential	640	127	799	205
One-to-four family residential construction	14	58	33	87
Consumer	270	248	530	533
PCI loans	927	1,204	2,151	2,348
Total recoveries	3,590	4,804	6,226	6,822
Net charge-offs	(3,652)	(1,214)	(5,323)	(3,011)
Provision for loan and lease losses, loans excluding PCI loans	4,550	3,915	11,525	7,015
Provision for loan and lease losses, PCI loans	(575)	(738)	(1,698)	(1,063)
Provision for loan and lease losses	3,975	3,177	9,827	5,952
Ending balance, loans excluding PCI loans	75,368	64,923	75,368	64,923
Ending balance, PCI loans	4,782	8,061	4,782	8,061
Ending balance	$80,150	$72,984	$80,150	$72,984
Total loans, net at end of period, excluding loans held of sale	$8,454,107	$6,423,074	$8,454,107	$6,423,074
Allowance for loan and lease losses to period-end loans	0.95%	1.14%	0.95%	1.14%
Allowance for unfunded commitments and letters of credit
Beginning balance	$4,330	$3,555	$3,130	$2,705
Net changes in the allowance for unfunded commitments and letters of credit	(650)	—	550	850
Ending balance	$3,680	$3,555	$3,680	$3,555

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
In addition, we have a shelf registration statement on file with the Securities and Exchange Commission registering an unspecified amount of any combination of debt or equity securities, depositary shares, purchase contracts, units and warrants in one or more offerings. Specific information regarding the terms of and the securities being offered will be provided at the time of any offering. Proceeds from any future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any offering.
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) decreased $150.9 million, or 2%, from year-end 2017.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2018, brokered and other wholesale deposits (excluding public deposits) totaled $404.3 million, or 3.9% of total deposits, compared to $392.9 million or 3.7% at year-end 2017. The brokered deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$4,953,993	47.7%	$5,081,901	48.2%
Interest-bearing demand	1,278,686	12.3%	1,265,212	12.0%
Money market	2,513,648	24.2%	2,543,712	24.2%
Savings	875,707	8.4%	861,941	8.2%
Certificates of deposit, less than $250,000	266,662	2.6%	286,791	2.7%
Total core deposits	9,888,696	95.2%	10,039,557	95.3%
Certificates of deposit, $250,000 or more	91,578	0.9%	100,399	1.0%
Certificates of deposit insured by CDARS® (1)	23,492	0.2%	25,374	0.2%
Brokered certificates of deposit (1)	68,870	0.7%	78,481	0.7%
Reciprocal money market accounts (1)	311,935	3.0%	289,031	2.8%
Subtotal	10,384,571	100.0%	10,532,842	100.0%
Discount resulting from acquisition date fair value adjustment	(567)		(757)
Total deposits	$10,384,004		$10,532,085
_________
(1) For periods prior to June 30, 2018, CDARS and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of the The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits.

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At June 30, 2018, we had FHLB advances of $99.5 million compared to $11.6 million at December 31, 2017.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2018 and December 31, 2017, we had deposit customer sweep-related repurchase agreements of $46.2 million and $54.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2018, we had commitments to extend credit of $2.50 billion compared to $2.67 billion at December 31, 2017.
Capital Resources
Shareholders’ equity at June 30, 2018 was $1.96 billion, essentially unchanged from December 31, 2017. Shareholders’ equity was 16% of total period-end assets at June 30, 2018 and 15% at December 31, 2017.
Regulatory Capital
In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in our 2017 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of June 30, 2018, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at June 30, 2018 and December 31, 2017.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at June 30, 2018 and December 31, 2017:

	Company		Columbia Bank
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Common equity tier 1 (CET1) risk-based capital ratio	12.2313%	11.7421%	12.4867%	12.0133%
Tier 1 risk-based capital ratio	12.2313%	11.8196%	12.4867%	12.0133%
Total risk-based capital ratio	13.4469%	12.9796%	13.3405%	12.8123%
Leverage ratio	10.1956%	10.9611%	10.4109%	10.8186%
Capital conservation buffer	5.4469%	4.9796%	5.3405%	4.8123%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$118,602	$89,075	$235,961	$178,593
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(326)	(753)	(655)	(2,870)
Incremental accretion income on other acquired loans	(2,690)	(2,356)	(6,060)	(4,304)
Premium amortization on acquired securities	2,131	1,669	4,206	3,131
Interest reversals on nonaccrual loans	253	747	670	1,012
Operating net interest income (tax equivalent) (1)	$117,970	$88,382	$234,122	$175,562
Average interest earning assets	$11,052,807	$8,651,735	$11,087,587	$8,586,376
Net interest margin (tax equivalent) (1)	4.29%	4.12%	4.26%	4.16%
Operating net interest margin (tax equivalent) (1)	4.27%	4.09%	4.22%	4.09%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and an addition to net interest income of $3.8 million and $5.8 million for the six months ended June 30, 2018 and 2017. The amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, for the three and six months ended June 30, 2018, our tax equivalent adjustments for tax exempt loans was lower by $1.1 million and $2.2 million, respectively, and tax exempt securities was lower by $835 thousand and $1.7 million, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted both our current quarter and current year to date net interest margin (tax equivalent) by 7 basis points.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2018, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2017. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2018:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2018 - 4/30/2018	458	$42.53	—	2,900,000
5/1/2018 - 5/31/2018	347	43.08	—	2,900,000
6/1/2018 - 6/30/2018	415	41.99	—	2,900,000
	1,220	$42.50	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 1,220 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The repurchase plan, which was approved in 2017, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1 +	Change in Control Agreement, dated and effective January 24, 2018, by and between the Bank and Lisa Dow

10.2
Offer Letter, dated April 20, 2018, by and between Columbia State Bank and Greg Sigrist (incorporated by reference to Exhibit 10.1 to Columbia Banking System, Inc.’s Current Report on Form 8-K filed on May 4, 2018)

10.3 +	Change in Control Agreement, dated and effective June 4, 2018, by and between the Bank and Gregory Sigrist

10.4 +	Offer Letter, dated January 3, 2018, by and between Columbia State Bank and Lisa Dow

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 7, 2018	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2018	By	/s/ GREGORY A. SIGRIST
Gregory A. Sigrist
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2018	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)