Form 10-Q
period 2018-09-30
COLUMBIA BANKING SYSTEM INC
filed 2018-11-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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
Yes ☐  No  ☒
The number of shares of common stock outstanding at October 31, 2018 was 73,257,775.

i

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2018	December 31, 2017
ASSETS			(in thousands)
Cash and due from banks			$220,706	$244,615
Interest-earning deposits with banks			21,456	97,918
Total cash and cash equivalents			242,162	342,533
Debt securities available for sale at fair value			2,921,114	2,737,751
Equity securities at fair value			4,901	5,080
Federal Home Loan Bank stock at cost			16,640	10,440
Loans held for sale			5,275	5,766
Loans, net of unearned income			8,514,317	8,358,657
Less: allowance for loan and lease losses			83,787	75,646
Loans, net			8,430,530	8,283,011
Interest receivable			48,476	40,881
Premises and equipment, net			169,681	169,490
Other real estate owned			7,331	13,298
Goodwill			765,842	765,842
Other intangible assets, net			48,827	58,173
Other assets			295,817	284,621
Total assets			$12,956,596	$12,716,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,250,222	$5,081,901
Interest-bearing			5,353,735	5,450,184
Total deposits			10,603,957	10,532,085
Federal Home Loan Bank advances			166,536	11,579
Securities sold under agreements to repurchase			62,197	79,059
Subordinated debentures			35,508	35,647
Junior subordinated debentures			—	8,248
Other liabilities			107,003	100,346
Total liabilities			10,975,201	10,766,964
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
	September 30, 2018	December 31, 2017
(in thousands)
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	73,260	73,020	1,640,140	1,634,705
Retained earnings			411,264	337,442
Accumulated other comprehensive loss			(70,009)	(22,225)
Total shareholders’ equity			1,981,395	1,949,922
Total liabilities and shareholders’ equity			$12,956,596	$12,716,886

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands except per share amounts)
Interest Income
Loans	$109,748	$78,641	$318,187	$228,340
Taxable securities	14,654	8,718	39,285	29,172
Tax-exempt securities	3,069	2,718	9,196	8,125
Deposits in banks	104	226	600	268
Total interest income	127,575	90,303	367,268	265,905
Interest Expense
Deposits	3,193	1,083	8,274	2,778
Federal Home Loan Bank advances	966	163	2,351	979
Subordinated debentures	468	—	1,404	—
Other borrowings	152	128	288	383
Total interest expense	4,779	1,374	12,317	4,140
Net Interest Income	122,796	88,929	354,951	261,765
Provision (recapture) for loan and lease losses	3,153	(648)	12,980	5,304
Net interest income after provision (recapture) for loan and lease losses	119,643	89,577	341,971	256,461
Noninterest Income
Deposit account and treasury management fees	9,266	7,685	26,689	22,368
Card revenue	3,714	6,735	16,143	18,660
Financial services and trust revenue	2,975	2,645	8,924	8,520
Loan revenue	3,282	3,154	9,522	9,736
Merchant processing revenue	—	—	—	4,283
Bank owned life insurance	1,402	1,290	4,540	4,003
Investment securities losses, net	(62)	—	(73)	—
Change in FDIC loss-sharing asset	—	—	—	(447)
Gain on sale of merchant card services portfolio	—	14,000	—	14,000
Other	442	1,558	2,109	4,938
Total noninterest income	21,019	37,067	67,854	86,061
Noninterest Expense
Compensation and employee benefits	49,419	39,983	148,938	119,201
Occupancy	8,321	8,085	27,718	22,853
Merchant processing expense	—	—	—	2,196
Advertising and promotion	1,472	969	4,523	2,923
Data processing	4,466	4,122	14,957	13,071
Legal and professional fees	4,695	2,880	12,103	9,196
Taxes, licenses and fees	1,562	1,505	4,547	3,494
Regulatory premiums	904	782	2,778	2,299
Net cost of operation of other real estate owned	485	271	1,244	422
Amortization of intangibles	3,070	1,188	9,346	3,786
Other	8,447	7,752	27,317	25,949
Total noninterest expense	82,841	67,537	253,471	205,390
Income before income taxes	57,821	59,107	156,354	137,132
Income tax provision	11,406	18,338	28,220	40,032
Net Income	$46,415	$40,769	$128,134	$97,100
Earnings per common share
Basic	$0.63	$0.70	$1.75	$1.67
Diluted	$0.63	$0.70	$1.75	$1.67
Dividends declared per common share	$0.26	$0.22	$0.74	$0.66
Weighted average number of common shares outstanding	72,427	57,566	72,370	57,459
Weighted average number of diluted common shares outstanding	72,432	57,571	72,374	57,465

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
Net income	$46,415	$40,769
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $4,286 and ($312)	(14,149)	549
Net unrealized gain (loss) from securities, net of reclassification adjustment	(14,149)	549
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($19) and ($26)	61	46
Pension plan liability adjustment, net	61	46
Other comprehensive income (loss)	(14,088)	595
Total comprehensive income	$32,327	$41,364

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net income	$128,134	$97,100
Other comprehensive income (loss), net of tax
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $14,554 and ($4,716)	(48,043)	8,284
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $25 and $0	(81)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(48,124)	8,284
Pension plan liability adjustment:
Reduction in unfunded defined benefit plan liability during the period, net of tax of $0 and ($2,622)	—	4,604
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($56) and ($101)	183	178
Pension plan liability adjustment, net	183	4,782
Other comprehensive income (loss)	(47,941)	13,066
Total comprehensive income	$80,193	$110,166
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	(in thousands)
Balance at January 1, 2018	—	$—	73,020	$1,634,705	$337,442	$(22,225)	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	—	—	(157)	157	—
Net income	—	—	—	—	128,134	—	128,134
Other comprehensive loss	—	—	—	—	—	(47,941)	(47,941)
Issuance of common stock - stock option and other plans	—	—	45	1,857	—	—	1,857
Activity in deferred compensation plan	—	—	—	7	—	—	7
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	257	6,231	—	—	6,231
Purchase and retirement of common stock	—	—	(62)	(2,660)	—	—	(2,660)
Cash dividends declared on common stock	—	—	—	—	(54,155)	—	(54,155)
Balance at September 30, 2018	—	$—	73,260	$1,640,140	$411,264	$(70,009)	$1,981,395
Balance at January 1, 2017	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09	—	—	—	184	(117)	—	67
Net income	—	—	—	—	97,100	—	97,100
Other comprehensive income	—	—	—	—	—	13,066	13,066
Issuance of common stock - stock option and other plans	—	—	49	1,980	—	—	1,980
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	238	5,915	—	—	5,915
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Purchase and retirement of common stock	—	—	(55)	(2,246)	—	—	(2,246)
Cash dividends declared on common stock	—	—	—	—	(38,466)	—	(38,466)
Balance at September 30, 2017	—	$—	58,376	$1,003,887	$330,474	$(5,933)	$1,328,428

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash Flows From Operating Activities
Net income	$128,134	$97,100
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	12,980	5,304
Stock-based compensation expense	6,231	5,915
Depreciation, amortization and accretion	25,807	21,483
Investment securities losses, net	73	—
Net realized (gain) loss on sale of premises and equipment, loans held for investment and other assets	142	(189)
Net realized loss on sale and valuation adjustments of other real estate owned	1,299	489
Gain on sale of merchant card services portfolio	—	(14,000)
Gain on bank owned life insurance death benefit	—	(2,980)
Termination of FDIC loss share agreements charge	—	2,409
Originations of loans held for sale	(103,614)	(99,130)
Proceeds from sales of loans held for sale	104,105	97,174
Net change in:
Interest receivable	(7,595)	(6,089)
Interest payable	618	(21)
Other assets	(2,599)	(4,406)
Other liabilities	5,662	(2,624)
Net cash provided by operating activities	171,243	100,435
Cash Flows From Investing Activities
Loans originated, net of principal collected	(168,382)	(304,831)
Purchases of:
Debt securities available for sale	(606,052)	(130,906)
Premises and equipment	(8,253)	(4,380)
Federal Home Loan Bank stock	(136,120)	(92,040)
Proceeds from:
FDIC reimbursement on loss-sharing asset	—	26
Sales of debt securities available for sale	32,330	—
Principal repayments and maturities of debt securities available for sale	311,956	200,470
Sales of premises and equipment and loans held for investment	14,956	12,157
Sale of merchant card services portfolio	—	14,000
Redemption of Federal Home Loan Bank stock	129,920	92,040
Sales of other real estate and other personal property owned	5,868	1,901
Bank owned life insurance death benefit	5,074	10,745
Payment to FDIC to terminate loss-sharing agreements	—	(4,666)
Payments to FDIC related to loss-sharing asset	—	(210)
Net cash used in investing activities	(418,703)	(205,694)
Cash Flows From Financing Activities
Net increase in deposits	72,151	282,336
Net decrease in sweep repurchase agreements	(16,862)	(39,889)
Proceeds from:
Federal Home Loan Bank advances	3,403,000	2,301,000
Federal Reserve Bank borrowings	5,010	10
Exercise of stock options	1,857	1,980
Payments for:
Repayment of Federal Home Loan Bank advances	(3,248,000)	(2,301,000)
Repayment of Federal Reserve Bank borrowings	(5,010)	(10)
Common stock dividends	(54,149)	(38,466)
Repayment of junior subordinated debentures	(8,248)	—
Purchase and retirement of common stock	(2,660)	(2,246)
Net cash provided by financing activities	147,089	203,715
Increase (decrease) in cash and cash equivalents	(100,371)	98,456
Cash and cash equivalents at beginning of period	342,533	224,238
Cash and cash equivalents at end of period	$242,162	$322,694

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)

Supplemental Information:
Cash paid during the period for:
Interest	$11,699	$4,161
Income tax	$12,768	$37,701
Non-cash investing and financing activities
Loans transferred to other real estate owned	$1,200	$74
Premises and equipment expenditures incurred but not yet paid	$464	$—
Change in dividends payable on unvested shares included in other liabilities	$6	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results to be anticipated for the year ending December 31, 2018. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2017 Annual Report on Form 10-K.
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

2.	Accounting Pronouncements Recently Issued
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact that this guidance will have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide specific guidance on several statement of cash flow classification issues to reduce diversity in practice. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has reclassified items in the Statement of Cash Flows for the nine months ended September 30, 2017 to conform with its current presentation based on its adoption of ASU 2016-15.
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

Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal controls over financial reporting, capital planning and seeking process approval from audit and regulatory stakeholders.
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. The FASB subsequently issued ASU 2018-11, which allows for an additional (optional) transition method. Early adoption is permitted. During 2017, the Company selected a third-party lease accounting application to assist in the implementation of this new guidance. Significant implementation matters to be addressed by the Company include assessing the impact to our internal controls over financial reporting and documenting the new lease accounting process. At September 30, 2018 the Company’s estimate of right-of-use assets and lease liabilities that would be recorded on its January 1, 2019 Consolidated Balance Sheet upon adoption of ASU 2016-02 was between $40.0 million and $50.0 million. This estimate may change depending on the Company’s lease activity. Additionally, the Company expects to recognize a cumulative effect adjustment upon adoption to increase the beginning balance of retained earnings as of January 1, 2019 for any remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. The Company had $1.0 million of deferred gains on sale-leaseback transactions as of September 30, 2018. We do not expect a material impact to our Consolidated Statement of Income as a result of this ASU.
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

On January 1, 2018, we adopted the accounting guidance in ASU 2014-09 and all the related amendments (“Topic 606”) using the modified retrospective method for all contracts that have not been completed (i.e. open contracts). Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the nine months ended September 30, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. See Note 17, “Revenue from Contracts with Customers,” for more information.

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

The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period January 1, 2018 to September 30, 2018. Disclosure of the amount of Pacific Continental’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.
For illustrative purposes only, the following table presents certain unaudited pro forma information for the nine months ended September 30, 2017. This unaudited, estimated pro forma financial information was calculated as if Pacific Continental had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Pacific Continental with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. In particular, no adjustments have been made to eliminate the impact of other-than-temporary impairment losses and losses recognized on the sale of securities that may not have been necessary had the investment securities been recorded at fair value as of the beginning of the year prior to the date of acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Nine Months Ended September 30,
2017
(in thousands except per share)
Total revenues (net interest income plus noninterest income)	$432,060
Net income	$122,410
Earnings per share - basic	$1.70
Earnings per share - diluted	$1.70
The following table shows the impact of the acquisition-related expenses related to the acquisition of Pacific Continental for the periods indicated to the various components of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$923	$3	$3,410	$3
Occupancy	29	593	1,619	945
Advertising and promotion	—	184	534	201
Data processing	20	66	941	539
Legal and professional fees	102	157	893	1,587
Taxes, licenses and fees	—	—	—	3
Other	7	168	771	280
Total impact of acquisition-related costs to noninterest expense	$1,081	$1,171	$8,168	$3,558

4.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,997,736	$295	$(69,199)	$1,928,832
State and municipal securities	578,132	1,927	(12,241)	567,818
U.S. government agency and government-sponsored enterprise securities	433,267	37	(9,087)	424,217
U.S. government securities	251	—	(4)	247
Total	$3,009,386	$2,259	$(90,531)	$2,921,114
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,752,236	$1,815	$(27,326)	$1,726,725
State and municipal securities	593,940	6,023	(3,959)	596,004
U.S. government agency and government-sponsored enterprise securities	416,894	642	(2,762)	414,774
U.S. government securities	251	—	(3)	248
Total	$2,763,321	$8,480	$(34,050)	$2,737,751

The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$—	$32,330	$—

Gross realized gains from sales of debt securities available for sale	$—	$—	$235	$—
Gross realized losses from sales of debt securities available for sale	—	—	(129)	—
Other securities losses, net (1)	(62)	—	(179)	—
Investment securities losses, net	$(62)	$—	$(73)	$—
__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities. There were no sales of equity securities during the periods presented.
The scheduled contractual maturities of debt securities available for sale at September 30, 2018 are presented as follows:

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$126,071	$126,253
Due after one year through five years	612,279	598,770
Due after five years through ten years	1,144,161	1,113,290
Due after ten years	1,126,875	1,082,801
Total debt securities available for sale	$3,009,386	$2,921,114

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

September 30, 2018
(in thousands)
Washington and Oregon State to secure public deposits	$256,078
Federal Reserve Bank to secure borrowings	51,843
Other securities pledged	119,981
Total securities pledged as collateral	$427,902
The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,084,529	$(26,966)	$834,985	$(42,233)	$1,919,514	$(69,199)
State and municipal securities	333,523	(6,833)	96,018	(5,408)	429,541	(12,241)
U.S. government agency and government-sponsored enterprise securities	300,519	(6,269)	120,102	(2,818)	420,621	(9,087)
U.S. government securities	—	—	247	(4)	247	(4)
Total	$1,718,571	$(40,068)	$1,051,352	$(50,463)	$2,769,923	$(90,531)
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$816,678	$(6,710)	$717,211	$(20,616)	$1,533,889	$(27,326)
State and municipal securities	220,019	(1,723)	75,172	(2,236)	295,191	(3,959)
U.S. government agency and government-sponsored enterprise securities	184,046	(1,006)	155,983	(1,756)	340,029	(2,762)
U.S. government securities	249	(3)	—	—	249	(3)
Total	$1,220,992	$(9,442)	$948,366	$(24,608)	$2,169,358	$(34,050)
At September 30, 2018, there were 481 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 153 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.
At September 30, 2018, there were 458 state and municipal government securities in an unrealized loss position, of which 92 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2018, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

At September 30, 2018, there were 54 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 14 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.
At September 30, 2018, there was one U.S. government security in an unrealized loss position, which was also in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2018.

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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	September 30, 2018			December 31, 2017
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,554,147	$11,164	$3,565,311	$3,377,324	$12,628	$3,389,952
Real estate:
One-to-four family residential	232,924	8,356	241,280	188,396	12,395	200,791
Commercial and multifamily residential	3,786,615	66,748	3,853,363	3,825,739	75,594	3,901,333
Total real estate	4,019,539	75,104	4,094,643	4,014,135	87,989	4,102,124
Real estate construction:
One-to-four family residential	211,629	159	211,788	200,518	177	200,695
Commercial and multifamily residential	349,328	579	349,907	371,931	607	372,538
Total real estate construction	560,957	738	561,695	572,449	784	573,233
Consumer	327,863	8,930	336,793	334,190	11,269	345,459
Less: Net unearned income	(44,125)	—	(44,125)	(52,111)	—	(52,111)
Total loans, net of unearned income	8,418,381	95,936	8,514,317	8,245,987	112,670	8,358,657
Less: Allowance for loan and lease losses	(79,770)	(4,017)	(83,787)	(68,739)	(6,907)	(75,646)
Total loans, net	$8,338,611	$91,919	$8,430,530	$8,177,248	$105,763	$8,283,011
Loans held for sale	$5,275	$—	$5,275	$5,766	$—	$5,766
At September 30, 2018 and December 31, 2017, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.7 million and $10.0 million at September 30, 2018 and December 31, 2017, respectively. During the first nine months of 2018, there were $14 thousand in advances and $226 thousand in repayments.

At September 30, 2018 and December 31, 2017, $3.18 billion and $2.25 billion of commercial and residential real estate loans were pledged as collateral on Federal Home Loan Bank of Des Moines (“FHLB”) borrowings and additional borrowing capacity. The Company has also pledged $76.2 million and $70.2 million of commercial loans to the Federal Reserve Bank for additional borrowing capacity at September 30, 2018 and December 31, 2017, respectively.
The following is an analysis of nonaccrual loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$45,753	$57,049	$45,410	$56,865
Unsecured	—	—	50	49
Real estate:
One-to-four family residential	501	508	785	1,182
Commercial & multifamily residential:
Commercial land	2,461	2,470	2,628	2,623
Income property	1,873	2,523	4,284	5,410
Owner occupied	6,678	6,992	7,029	7,270
Real estate construction:
One-to-four family residential:
Land and acquisition	318	318	25	26
Residential construction	—	—	1,829	1,828
Consumer	2,748	2,937	4,149	4,633
Total	$60,332	$72,797	$66,189	$79,886

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of September 30, 2018 and December 31, 2017:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2018	(in thousands)
Commercial business:
Secured	$3,365,159	$7,141	$2,258	$—	$9,399	$45,753	$3,420,311
Unsecured	117,801	1,118	—	—	1,118	—	118,919
Real estate:
One-to-four family residential	229,685	341	784	—	1,125	501	231,311
Commercial & multifamily residential:
Commercial land	278,777	—	—	—	—	2,461	281,238
Income property	1,880,405	3,339	2,073	—	5,412	1,873	1,887,690
Owner occupied	1,588,662	1,929	—	—	1,929	6,678	1,597,269
Real estate construction:
One-to-four family residential:
Land and acquisition	5,320	325	—	—	325	318	5,963
Residential construction	200,484	4,144	—	—	4,144	—	204,628
Commercial & multifamily residential:
Income property	253,470	—	166	—	166	—	253,636
Owner occupied	90,511	—	—	—	—	—	90,511
Consumer	322,085	1,788	284	—	2,072	2,748	326,905
Total	$8,332,359	$20,125	$5,565	$—	$25,690	$60,332	$8,418,381

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,185,321	$2,530	$2,400	$—	$4,930	$45,410	$3,235,661
Unsecured	123,524	100	501	—	601	50	124,175
Real estate:
One-to-four family residential	184,256	1,111	402	—	1,513	785	186,554
Commercial & multifamily residential:
Commercial land	292,680	92	—	581	673	2,628	295,981
Income property	1,898,655	2,426	971	—	3,397	4,284	1,906,336
Owner occupied	1,590,004	2,485	468	—	2,953	7,029	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	—	—	—	25	9,907
Residential construction	187,862	—	—	—	—	1,829	189,691
Commercial & multifamily residential:
Income property	293,028	—	—	—	—	—	293,028
Owner occupied	72,443	—	—	—	—	—	72,443
Consumer	325,928	1,446	702	—	2,148	4,149	332,225
Total	$8,163,583	$10,190	$5,444	$581	$16,215	$66,189	$8,245,987

The following is an analysis of impaired loans as of September 30, 2018 and December 31, 2017:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2018	(in thousands)
Commercial business:
Secured	$3,379,535	$40,776	$7,402	$7,875	$1,139	$33,374	$38,293
Unsecured	118,897	22	—	—	—	22	21
Real estate:
One-to-four family residential	230,915	396	337	606	8	59	256
Commercial & multifamily residential:
Commercial land	279,008	2,230	—	—	—	2,230	2,274
Income property	1,884,936	2,754	110	175	1	2,644	2,789
Owner occupied	1,587,550	9,719	3,274	4,693	71	6,445	6,692
Real estate construction:
One-to-four family residential:
Land and acquisition	5,963	—	—	—	—	—	—
Residential construction	204,628	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	253,636	—	—	—	—	—	—
Owner occupied	86,461	4,050	—	—	—	4,050	4,050
Consumer	322,162	4,743	3,702	3,953	36	1,041	1,056
Total	$8,353,691	$64,690	$14,825	$17,302	$1,255	$49,865	$55,431

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,195,649	$40,012	$3,808	$3,937	$1,867	$36,204	$42,314
Unsecured	124,150	25	25	24	3	—	—
Real estate:
One-to-four family residential	185,659	895	867	1,408	103	28	337
Commercial & multifamily residential:
Commercial land	293,694	2,287	—	—	—	2,287	2,282
Income property	1,901,313	5,023	2,768	3,328	185	2,255	2,601
Owner occupied	1,591,298	8,688	77	80	3	8,611	10,077
Real estate construction:
One-to-four family residential:
Land and acquisition	9,907	—	—	—	—	—	—
Residential construction	188,481	1,210	—	—	—	1,210	1,210
Commercial & multifamily residential:
Income property	293,028	—	—	—	—	—	—
Owner occupied	68,393	4,050	—	—	—	4,050	4,050
Consumer	325,210	7,015	5,303	5,568	199	1,712	1,864
Total	$8,176,782	$69,205	$12,848	$14,345	$2,360	$56,357	$64,735

The following table provides additional information on impaired loans for the three and nine month periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$43,805	$2	$22,395	$2	$43,055	$43	$15,349	$25
Unsecured	444	—	—	—	234	1	—	—
Real estate:
One-to-four family residential	545	12	856	15	713	30	688	37
Commercial & multifamily residential:
Commercial land	2,246	26	2,549	—	2,407	26	2,026	—
Income property	2,443	34	4,214	21	3,367	96	4,137	27
Owner occupied	9,349	124	4,530	127	8,986	333	4,496	319
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	—	—	—	—	4	—
Residential construction	—	—	—	—	605	—	84	—
Commercial & multifamily residential:
Owner occupied	4,050	72	2,025	151	4,050	174	1,012	151
Consumer	5,646	44	6,054	58	6,135	110	5,712	105
Total	$68,528	$314	$42,623	$374	$69,552	$813	$33,508	$664

The following is an analysis of loans classified as troubled debt restructurings (“TDR”) during the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	1	$14,511	$14,511	2	$808	$808
Real estate:
One-to-four family residential	—	—	—	2	201	201
Commercial and multifamily residential:
Income property	—	—	—	1	1,152	1,152
Owner occupied	—	—	—	1	78	78
Real estate construction:
Commercial and multifamily residential:
Owner occupied	—	—	—	1	4,050	4,050
Consumer	3	123	123	17	1,672	1,672
Total	4	$14,634	$14,634	24	$7,961	$7,961

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	9	$17,605	$17,605	7	$2,586	$2,586
Real estate:
One-to-four family residential	—	—	—	3	583	583
Commercial and multifamily residential:
Income property	1	891	891	1	1,152	1,152
Owner occupied	—	—	—	1	78	78
Real estate construction:
Commercial and multifamily residential:
Owner occupied	—	—	—	1	4,050	4,050
Consumer	18	2,540	2,540	35	4,033	4,033
Total	28	$21,036	$21,036	48	$12,482	$12,482
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
The Company had commitments to lend $16.2 million of additional funds on loans classified as TDR as of September 30, 2018. The Company had $506 thousand of such commitments at December 31, 2017. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three and nine months ended September 30, 2018 and 2017.

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
The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial business	$11,603	$13,753
Real estate:
One-to-four family residential	10,243	14,610
Commercial and multifamily residential	70,344	79,211
Total real estate	80,587	93,821
Real estate construction:
One-to-four family residential	159	177
Commercial and multifamily residential	552	595
Total real estate construction	711	772
Consumer	9,880	12,412
Subtotal of PCI loans	102,781	120,758
Less:
Valuation discount resulting from acquisition accounting	6,845	8,088
Allowance for loan losses	4,017	6,907
PCI loans, net of allowance for loan losses	$91,919	$105,763
The following table shows the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$25,350	$35,706	$31,176	$45,191
Accretion	(2,233)	(2,766)	(6,435)	(9,830)
Disposals	(221)	—	(387)	(158)
Reclassifications from (to) nonaccretable difference	279	(892)	(1,179)	(3,155)
Balance at end of period	$23,175	$32,048	$23,175	$32,048

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance for loan and lease losses (the “allowance”) to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for allowance calculations during the nine months ended September 30, 2018 and 2017.
The following tables show a detailed analysis of the allowance for the three and nine months ended September 30, 2018 and 2017:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2018	(in thousands)
Commercial business:
Secured	$40,350	$(576)	$496	$2,912	$43,182	$1,139	$42,043
Unsecured	2,443	(30)	51	(41)	2,423	—	2,423
Real estate:
One-to-four family residential	461	—	21	(110)	372	8	364
Commercial & multifamily residential:
Commercial land	3,278	—	8	(87)	3,199	—	3,199
Income property	4,102	—	202	(292)	4,012	1	4,011
Owner occupied	4,356	—	3	316	4,675	71	4,604
Real estate construction:
One-to-four family residential:
Land and acquisition	848	—	582	(742)	688	—	688
Residential construction	4,572	—	1	660	5,233	—	5,233
Commercial & multifamily residential:
Income property	7,367	—	—	573	7,940	—	7,940
Owner occupied	2,299	—	—	138	2,437	—	2,437
Consumer	5,292	(277)	266	(258)	5,023	36	4,987
Purchased credit impaired	4,782	(1,208)	945	(502)	4,017	—	4,017
Unallocated	—	—	—	586	586	—	586
Total	$80,150	$(2,091)	$2,575	$3,153	$83,787	$1,255	$82,532
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(8,741)	$2,536	$20,046	$43,182	$1,139	$42,043
Unsecured	2,000	(117)	356	184	2,423	—	2,423
Real estate:
One-to-four family residential	701	—	389	(718)	372	8	364
Commercial & multifamily residential:
Commercial land	4,265	—	92	(1,158)	3,199	—	3,199
Income property	5,672	(223)	901	(2,338)	4,012	1	4,011
Owner occupied	5,459	—	19	(803)	4,675	71	4,604
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	610	(885)	688	—	688
Residential construction	3,709	—	6	1,518	5,233	—	5,233
Commercial & multifamily residential:
Income property	7,053	—	—	887	7,940	—	7,940
Owner occupied	4,413	—	—	(1,976)	2,437	—	2,437
Consumer	5,163	(773)	796	(163)	5,023	36	4,987
Purchased credit impaired	6,907	(3,786)	3,096	(2,200)	4,017	—	4,017
Unallocated	—	—	—	586	586	—	586
Total	$75,646	$(13,640)	$8,801	$12,980	$83,787	$1,255	$82,532

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three months ended September 30, 2017	(in thousands)
Commercial business:
Secured	$39,539	$(1,362)	$550	$(969)	$37,758	$—	$37,758
Unsecured	1,147	—	138	(298)	987	—	987
Real estate:
One-to-four family residential	628	—	40	3	671	26	645
Commercial & multifamily residential:
Commercial land	2,356	—	45	(97)	2,304	—	2,304
Income property	6,854	—	9	241	7,104	25	7,079
Owner occupied	6,512	—	4	306	6,822	—	6,822
Real estate construction:
One-to-four family residential:
Land and acquisition	361	—	14	(83)	292	—	292
Residential construction	1,377	—	6	(272)	1,111	—	1,111
Commercial & multifamily residential:
Income property	985	—	—	279	1,264	—	1,264
Owner occupied	1,382	—	—	(87)	1,295	—	1,295
Consumer	3,551	(263)	343	42	3,673	51	3,622
Purchased credit impaired	8,061	(1,633)	1,389	(473)	7,344	—	7,344
Unallocated	231	—	—	760	991	—	991
Total	$72,984	$(3,258)	$2,538	$(648)	$71,616	$102	$71,514
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Nine months ended September 30, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(6,071)	$3,750	$4,029	$37,758	$—	$37,758
Unsecured	960	(18)	247	(202)	987	—	987
Real estate:
One-to-four family residential	599	(460)	380	152	671	26	645
Commercial & multifamily residential:
Commercial land	1,797	—	45	462	2,304	—	2,304
Income property	7,342	—	104	(342)	7,104	25	7,079
Owner occupied	6,439	—	114	269	6,822	—	6,822
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	61	(71)	292	—	292
Residential construction	669	—	46	396	1,111	—	1,111
Commercial & multifamily residential:
Income property	404	—	—	860	1,264	—	1,264
Owner occupied	1,192	—	—	103	1,295	—	1,295
Consumer	3,534	(1,156)	876	419	3,673	51	3,622
Purchased credit impaired	10,515	(5,372)	3,737	(1,536)	7,344	—	7,344
Unallocated	226	—	—	765	991	—	991
Total	$70,043	$(13,091)	$9,360	$5,304	$71,616	$102	$71,514

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$3,680	$3,555	$3,130	$2,705
Net changes in the allowance for unfunded commitments and letters of credit	275	(75)	825	775
Balance at end of period	$3,955	$3,480	$3,955	$3,480
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of September 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2018	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,202,147	$83,986	$134,178	$—	$—	$3,420,311
Unsecured	118,885	33	1	—	—	118,919
Real estate:
One-to-four family residential	229,704	—	1,607	—	—	231,311
Commercial and multifamily residential:
Commercial land	272,838	3,423	4,977	—	—	281,238
Income property	1,857,338	19,474	10,878	—	—	1,887,690
Owner occupied	1,532,093	27,182	37,994	—	—	1,597,269
Real estate construction:
One-to-four family residential:
Land and acquisition	5,645	—	318	—	—	5,963
Residential construction	204,628	—	—	—	—	204,628
Commercial and multifamily residential:
Income property	253,636	—	—	—	—	253,636
Owner occupied	86,461	—	4,050	—	—	90,511
Consumer	322,595	—	4,310	—	—	326,905
Total	$8,085,970	$134,098	$198,313	$—	$—	8,418,381
Less:
Allowance for loan and lease losses						79,770
Loans, excluding PCI loans, net						$8,338,611

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,049,031	$64,600	$122,030	$—	$—	$3,235,661
Unsecured	123,621	—	554	—	—	124,175
Real estate:
One-to-four family residential	183,312	1,186	2,056	—	—	186,554
Commercial and multifamily residential:
Commercial land	283,673	5,204	7,104	—	—	295,981
Income property	1,857,832	17,181	31,323	—	—	1,906,336
Owner occupied	1,546,775	7,380	45,831	—	—	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	25	—	—	9,907
Residential construction	187,863	—	1,828	—	—	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	293,028
Owner occupied	68,393	—	4,050	—	—	72,443
Consumer	323,129	—	9,096	—	—	332,225
Total	$7,926,539	$95,551	$223,897	$—	$—	8,245,987
Less:
Allowance for loan and lease losses						68,739
Loans, excluding PCI loans, net						$8,177,248

The following is an analysis of the credit quality of our PCI loan portfolio as of September 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$9,732	$—	$947	$—	$—	$10,679
Unsecured	824	—	100	—	—	924
Real estate:
One-to-four family residential	10,021	—	222	—	—	10,243
Commercial and multifamily residential:
Commercial land	10,583	—	—	—	—	10,583
Income property	20,444	—	1,898	—	—	22,342
Owner occupied	37,042	—	377	—	—	37,419
Real estate construction:
One-to-four family residential:
Land and acquisition	155	—	4	—	—	159
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	552	—	—	—	—	552
Owner occupied	—	—	—	—	—	—
Consumer	9,638	—	242	—	—	9,880
Total	$98,991	$—	$3,790	$—	$—	102,781
Less:
Valuation discount resulting from acquisition accounting						6,845
Allowance for loan losses						4,017
PCI loans, net						$91,919

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$11,918	$—	$723	$—	$—	$12,641
Unsecured	1,045	—	67	—	—	1,112
Real estate:
One-to-four family residential	13,817	—	793	—	—	14,610
Commercial and multifamily residential:
Commercial land	9,460	349	—	—	—	9,809
Income property	25,981	—	35	—	—	26,016
Owner occupied	42,617	—	769	—	—	43,386
Real estate construction:
One-to-four family residential:
Land and acquisition	169	—	8	—	—	177
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	595	—	—	—	—	595
Owner occupied	—	—	—	—	—	—
Consumer	11,705	—	707	—	—	12,412
Total	$117,307	$349	$3,102	$—	$—	120,758
Less:
Valuation discount resulting from acquisition accounting						8,088
Allowance for loan losses						6,907
PCI loans, net						$105,763

7.	Other Real Estate Owned (“OREO”)
The following tables set forth activity in OREO for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$7,080	$4,058	$13,298	$5,998
Transfers in	794	74	1,200	74
Valuation adjustments	(495)	(138)	(697)	(364)
Proceeds from sale of OREO property	(47)	(182)	(5,868)	(1,901)
Loss on sale of OREO, net	(1)	(130)	(602)	(125)
Balance, end of period	$7,331	$3,682	$7,331	$3,682
At September 30, 2018, there were $60 thousand in foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $736 thousand.

8.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2018 and concluded that there was no impairment.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Goodwill
Total goodwill (1)	$765,842	$382,762	$765,842	$382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance at beginning of period	105,473	58,598	105,473	58,598
Accumulated amortization at beginning of period	(54,495)	(44,484)	(48,219)	(41,886)
Core deposit intangible, net at beginning of period	50,978	14,114	57,254	16,712
CDI current period amortization	(3,070)	(1,188)	(9,346)	(3,786)
Total core deposit intangible, net at end of period	47,908	12,926	47,908	12,926
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	48,827	13,845	48,827	13,845
Total goodwill and other intangible assets at end of period	$814,669	$396,607	$814,669	$396,607
__________
(1) See Note 3, “Business Combinations,” for additional information regarding goodwill and intangible assets recorded related to the acquisition of Pacific Continental on November 1, 2017.

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2018 and the succeeding four years:

Amount
(in thousands)
Year ending December 31,
2018	$2,890
2019	10,479
2020	8,724
2021	7,264
2022	5,880

9.	Subordinated Debentures
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
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2018 and December 31, 2017 was $368.1 million and $384.7 million, respectively. During the three and nine months ended September 30, 2018, mark-to-market gains of $1 thousand and $9 thousand, respectively, were recorded to “Other” noninterest expense. During the three and nine months ended September 30, 2017, mark-to-market gains of $6 thousand and $12 thousand, respectively, were recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(in thousands)
Interest rate contracts	Other assets	$10,479	Other assets	$6,707	Other liabilities	$10,478	Other liabilities	$6,714

The Company is party to interest rate contracts and repurchase agreements that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. The following tables show the gross interest rate swap agreements and repurchase agreements in the Consolidated Balance Sheets and the respective collateral received or pledged in the form of cash or other financial instruments, which are generally marketable securities. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of overcollateralization are not shown.

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
September 30, 2018	(in thousands)
Assets
Interest rate contracts	$10,479	$—	$10,479	$—	$10,479
Liabilities
Interest rate contracts	$10,478	$—	$10,478	$(9,595)	$883
Repurchase agreements	$62,197	$—	$62,197	$(62,197)	$—

December 31, 2017
Assets
Interest rate contracts	$6,707	$—	$6,707	$—	$6,707
Liabilities
Interest rate contracts	$6,714	$—	$6,714	$(6,714)	$—
Repurchase agreements	$79,059	$—	$79,059	$(79,059)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2018	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$62,197	$—	$—	$—	$62,197
Gross amount of recognized liabilities for repurchase agreements					62,197
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $62.2 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

12.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2018 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2018 and December 31, 2017, the Company’s loan commitments amounted to $2.50 billion and $2.62 billion, respectively.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $41.8 million and $51.3 million at September 30, 2018 and December 31, 2017, respectively. In addition, commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities amounted to $104 thousand and $159 thousand at September 30, 2018 and December 31, 2017, respectively.
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
Subsequent to quarter end, on October 25, 2018, the Company declared a regular quarterly cash dividend of $0.26 per common share and a special cash dividend of $0.14 per common share payable on November 21, 2018 to shareholders of record at the close of business on November 7, 2018.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

14.	Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine month periods ended September 30, 2018 and 2017:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Three months ended September 30, 2018	(in thousands)
Beginning balance	$(53,597)	$(2,324)	$(55,921)
Other comprehensive loss before reclassifications	(14,149)	—	(14,149)
Amounts reclassified from accumulated other comprehensive loss	—	61	61
Net current-period other comprehensive income (loss)	(14,149)	61	(14,088)
Ending balance	$(67,746)	$(2,263)	$(70,009)
Three months ended September 30, 2017
Beginning balance	$(4,969)	$(1,559)	$(6,528)
Other comprehensive income before reclassifications	549	—	549
Amounts reclassified from accumulated other comprehensive loss	—	46	46
Net current-period other comprehensive income	549	46	595
Ending balance	$(4,420)	$(1,513)	$(5,933)
Nine months ended September 30, 2018
Beginning balance	$(19,779)	$(2,446)	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	157
Other comprehensive loss before reclassifications	(48,043)	—	(48,043)
Amounts reclassified from accumulated other comprehensive loss	(81)	183	102
Net current-period other comprehensive income (loss)	(48,124)	183	(47,941)
Ending balance	$(67,746)	$(2,263)	$(70,009)
Nine months ended September 30, 2017
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income before reclassifications	8,284	4,604	12,888
Amounts reclassified from accumulated other comprehensive loss	—	178	178
Net current-period other comprehensive income	8,284	4,782	13,066
Ending balance	$(4,420)	$(1,513)	$(5,933)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2018	2017	2018	2017	Statement of Income
	(in thousands)
Unrealized gains and losses on available-for-sale debt securities
Investment securities gains, net	$—	$—	$106	$—	Investment securities losses, net
	—	—	106	—	Total before tax
	—	—	(25)	—	Income tax provision
	$—	$—	$81	$—	Net of tax

Amortization of pension plan liability
Actuarial losses	$(80)	$(72)	$(239)	$(279)	Compensation and employee benefits
	(80)	(72)	(239)	(279)	Total before tax
	19	26	56	101	Income tax benefit
	$(61)	$(46)	$(183)	$(178)	Net of tax

15.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2018	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,928,832	$—	$1,928,832	$—
State and municipal debt securities	567,818	—	567,818	—
U.S. government agency and government-sponsored enterprise securities	424,217	—	424,217	—
U.S. government securities	247	247	—	—
Total debt securities available for sale	$2,921,114	$247	$2,920,867	$—
Equity securities	$4,901	$4,901	$—	$—
Other assets (Interest rate contracts)	$10,479	$—	$10,479	$—
Liabilities
Other liabilities (Interest rate contracts)	$10,478	$—	$10,478	$—

	Fair value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2017	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,726,725	$—	$1,726,725	$—
State and municipal debt securities	596,004	—	596,004	—
U.S. government agency and government-sponsored enterprise securities	414,774	—	414,774	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$2,737,751	$248	$2,737,503	$—
Equity securities	$5,080	$5,080	$—	$—
Other assets (Interest rate contracts)	$6,707	$—	$6,707	$—
Liabilities
Other liabilities (Interest rate contracts)	$6,714	$—	$6,714	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2018 and 2017. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at September 30, 2018	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2018	Losses During the Nine Months Ended September 30, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$14,616	$—	$—	$14,616	$1,208	$1,208
OREO	1,240	—	—	1,240	445	445
	$15,856	$—	$—	$15,856	$1,653	$1,653

	Fair value at September 30, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2017	Losses During the Nine Months Ended September 30, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$843	$—	$—	$843	$170	$170
OREO	625	—	—	625	138	138
	$1,468	$—	$—	$1,468	$308	$308
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

	Fair value at September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$14,616	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 54.51% (6.66%)
OREO	$1,240	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets, and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values.
(3) Collateral consists of accounts receivable, fixed assets, inventory, cash, real estate and state guarantee.

	Fair value at September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$715	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
Impaired loans - other (4)	$128	Discounted Cash Flow	Discount Rate	7.75%
OREO	$625	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.

(3) Collateral consists of government agency guarantee.
(4) As there was only one impaired loan remeasured using discounted cash flows, a range of discounts could not be provided.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$220,706	$220,706	$220,706	$—	$—
Interest-earning deposits with banks	21,456	21,456	21,456	—	—
Debt securities available for sale	2,921,114	2,921,114	247	2,920,867	—
Equity securities	4,901	4,901	4,901	—	—
FHLB stock	16,640	16,640	—	16,640	—
Loans held for sale	5,275	5,275	—	5,275	—
Loans	8,430,530	8,425,433	—	—	8,425,433
Interest rate contracts	10,479	10,479	—	10,479	—
Liabilities
Time deposits	$431,496	$423,165	$—	$423,165	$—
FHLB advances	166,536	166,999	—	166,999	—
Repurchase agreements	62,197	62,197	—	62,197	—
Subordinated debentures	35,508	35,001	—	35,001	—
Interest rate contracts	10,478	10,478	—	10,478	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$244,615	$244,615	$244,615	$—	$—
Interest-earning deposits with banks	97,918	97,918	97,918	—	—
Debt securities available for sale	2,737,751	2,737,751	248	2,737,503	—
Equity securities	5,080	5,080	5,080	—	—
FHLB stock	10,440	10,440	—	10,440	—
Loans held for sale	5,766	5,766	—	5,766	—
Loans	8,283,011	8,055,817	—	—	8,055,817
Interest rate contracts	6,707	6,707	—	6,707	—
Liabilities
Time deposits	$491,045	$483,095	$—	$483,095	$—
FHLB advances	11,579	12,281	—	12,281	—
Repurchase agreements	79,059	79,070	—	79,070	—
Subordinated debentures	35,647	35,895	—	35,895	—
Junior subordinated debentures	8,248	8,248	—	8,248	—
Interest rate contracts	6,714	6,714	—	6,714	—

16.	Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands except per share)
Basic EPS:
Net income	$46,415	$40,769	$128,134	$97,100
Less: Earnings allocated to participating securities:
Preferred shares	—	—	—	4
Nonvested restricted shares	504	558	1,413	1,325
Earnings allocated to common shareholders	$45,911	$40,211	$126,721	$95,771
Weighted average common shares outstanding	72,427	57,566	72,370	57,459
Basic earnings per common share	$0.63	$0.70	$1.75	$1.67
Diluted EPS:
Earnings allocated to common shareholders	$45,911	$40,211	$126,721	$95,771
Weighted average common shares outstanding	72,427	57,566	72,370	57,459
Dilutive effect of equity awards	5	5	4	6
Weighted average diluted common shares outstanding	72,432	57,571	72,374	57,465
Diluted earnings per common share	$0.63	$0.70	$1.75	$1.67
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	—	12	5	13

17.	Revenue from Contracts with Customers
Revenue in the scope of Topic 606, Revenue from Contracts with Customers is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The vast majority of the Company’s revenue is specifically outside the scope of Topic 606. For in-scope revenue, the following is a description of principal activities, separated by the timing of revenue recognition from which the Company generates its revenue from contracts with customers.

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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(dollars in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$9,266	$26,689
Card revenue	3,714	16,143
Financial services and trust revenue	2,975	8,924
Total revenue from contracts with customers	15,955	51,756
Other sources of noninterest income	5,064	16,098
Total noninterest income	$21,019	$67,854

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the markets where we operate and make loans could face challenges;

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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the third quarter of $46.4 million or $0.63 per diluted common share, compared to $40.8 million or $0.70 per diluted common share for the third quarter of 2017. Net interest income for the three months ended September 30, 2018 was $122.8 million, an increase of $33.9 million from the prior year period. The increase was a result of higher interest income on loans primarily due to higher loan volumes from our acquisition of Pacific Continental and the rising rate environment. Noninterest income for the current quarter was $21.0 million, a decrease of $16.0 million from the prior year period. The decrease was primarily due to the one-time gain on the sale of the merchant card services portfolio in the third quarter of 2017 and lower card revenue as we became subject to the interchange fee cap imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act.
The provision for loan and lease losses for the third quarter of 2018 was $3.2 million compared to a recapture of $648 thousand during the third quarter of 2017. The provision expense recorded in the third quarter of 2018 reflected a $3.3 million provision for loans, excluding PCI loans, and a $502 thousand provision recapture from PCI loans.
Total noninterest expense for the quarter ended September 30, 2018 was $82.8 million, an increase from $67.5 million for the third quarter of 2017. The increase from the prior year period was primarily due to higher compensation and benefits expense and intangible asset amortization expense in the current quarter as a result of the recent Pacific Continental acquisition.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2018 was $355.0 million, an increase of $93.2 million from the prior year period. The increase was a result of higher interest income on loans primarily due to higher loan volumes from our acquisition of Pacific Continental and the rising rate environment. Noninterest income for the current period was $67.9 million, a decrease of $18.2 million from the prior year period. The decrease was primarily due to the previously noted sale of the merchant card services portfolio and lower card revenue as a result of the interchange fee cap.
The provision for loan and lease losses for the nine months ended September 30, 2018 was $13.0 million compared to a provision of $5.3 million for the first nine months of 2017. During the current year-to-date period, we recorded a large charge-off in our agricultural portfolio. The $13.0 million provision was due to recording a provision of $15.2 million for loans, excluding PCI loans, and a provision recapture of $2.2 million related to PCI loans.
Total noninterest expense for the nine months ended September 30, 2018 was $253.5 million, a 23% increase from the prior year period. The increase from the prior year period was primarily driven by increased compensation and employee benefits expense and intangible asset amortization expense as a result of the recent Pacific Continental acquisition as well as $4.61 million higher acquisition-related expenses.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2018			2017
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,456,632	$110,925	5.25%	$6,441,537	$80,136	4.98%
Taxable securities	2,336,405	14,654	2.51%	1,784,407	8,718	1.95%
Tax exempt securities (2)	513,090	3,885	3.03%	451,828	4,181	3.70%
Interest-earning deposits with banks	20,502	104	2.03%	72,789	226	1.24%
Total interest-earning assets	11,326,629	$129,568	4.58%	8,750,561	$93,261	4.26%
Other earning assets	228,332			173,611
Noninterest-earning assets	1,250,170			770,833
Total assets	$12,805,131			$9,695,005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$440,196	$544	0.49%	$382,299	$92	0.10%
Savings accounts	889,793	31	0.01%	766,540	19	0.01%
Interest-bearing demand	1,246,592	689	0.22%	1,000,079	223	0.09%
Money market accounts	2,799,719	1,929	0.28%	2,051,662	749	0.15%
Total interest-bearing deposits	5,376,300	3,193	0.24%	4,200,580	1,083	0.10%
Federal Home Loan Bank advances	167,531	966	2.31%	33,687	163	1.94%
Subordinated debentures	35,530	468	5.27%	—	—	—%
Other borrowings and interest-bearing liabilities	41,636	152	1.46%	51,669	128	0.99%
Total interest-bearing liabilities	5,620,997	$4,779	0.34%	4,285,936	$1,374	0.13%
Noninterest-bearing deposits	5,102,500			3,986,757
Other noninterest-bearing liabilities	98,317			98,518
Shareholders’ equity	1,983,317			1,323,794
Total liabilities & shareholders’ equity	$12,805,131			$9,695,005
Net interest income (tax equivalent)		$124,789			$91,887
Net interest margin (tax equivalent)			4.41%			4.20%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.5 million and $1.8 million for the three month periods ended September 30, 2018 and 2017, respectively. The incremental accretion income on acquired loans was $3.2 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis at a rate of 21% for 2018 and 35% for 2017. The tax equivalent yield adjustment to interest earned on loans was $1.2 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $816 thousand and $1.5 million for the three month periods ended September 30, 2018 and 2017, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018			2017
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,398,596	$321,542	5.10%	$6,322,629	$232,680	4.91%
Taxable securities	2,202,497	39,285	2.38%	1,835,693	29,172	2.12%
Tax exempt securities (2)	518,128	11,640	3.00%	451,636	12,500	3.69%
Interest-earning deposits with banks	48,922	600	1.64%	31,748	268	1.13%
Total interest-earning assets	11,168,143	$373,067	4.45%	8,641,706	$274,620	4.24%
Other earning assets	222,570			174,898
Noninterest-earning assets	1,255,965			772,865
Total assets	$12,646,678			$9,589,469
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$461,236	$1,619	0.47%	$389,260	$282	0.10%
Savings accounts	881,207	102	0.02%	753,577	57	0.01%
Interest-bearing demand	1,264,918	1,832	0.19%	985,625	574	0.08%
Money market accounts	2,783,498	4,721	0.23%	2,019,278	1,865	0.12%
Total interest-bearing deposits	5,390,859	8,274	0.20%	4,147,740	2,778	0.09%
Federal Home Loan Bank advances	150,054	2,351	2.09%	103,369	979	1.26%
Subordinated debentures	35,577	1,404	5.26%	—	—	—%
Other borrowings	43,453	288	0.88%	54,577	383	0.94%
Total interest-bearing liabilities	5,619,943	$12,317	0.29%	4,305,686	$4,140	0.13%
Noninterest-bearing deposits	4,969,037			3,889,065
Other noninterest-bearing liabilities	95,192			100,820
Shareholders’ equity	1,962,506			1,293,898
Total liabilities & shareholders’ equity	$12,646,678			$9,589,469
Net interest income (tax equivalent)		$360,750			$270,480
Net interest margin (tax equivalent)			4.31%			4.17%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $6.8 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. The incremental accretion income on acquired loans was $9.9 million and $10.0 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis at a rate of 21% for 2018 and 35% for 2017. The tax equivalent yield adjustment to interest earned on loans was $3.4 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.4 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30, 2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net (1)	$26,230	$4,559	$30,789
Taxable securities	3,096	2,840	5,936
Tax exempt securities (1)	523	(819)	(296)
Interest earning deposits with banks	(216)	94	(122)
Interest income	$29,633	$6,674	$36,307
Interest Expense
Deposits:
Certificates of deposit	$15	$437	$452
Savings accounts	4	8	12
Interest-bearing demand	67	399	466
Money market accounts	343	837	1,180
Total interest on deposits	429	1,681	2,110
Federal Home Loan Bank advances	766	37	803
Subordinated debentures	468	—	468
Other borrowings and interest-bearing liabilities	(17)	41	24
Interest expense	$1,646	$1,759	$3,405
__________
(1) For tax exempt loans and tax exempt securities, the amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $1.2 million and $837 thousand lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current quarter net interest margin (tax equivalent) by 7 basis points.

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

	Nine Months Ended September 30, 2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net (1)	$79,142	$9,720	$88,862
Taxable securities	6,272	3,841	10,113
Tax exempt securities (1)	1,688	(2,548)	(860)
Interest earning deposits with banks	181	151	332
Interest income	$87,283	$11,164	$98,447
Interest Expense
Deposits:
Certificates of deposit	$61	$1,276	$1,337
Savings accounts	11	34	45
Interest-bearing demand	202	1,056	1,258
Money market accounts	889	1,967	2,856
Total interest on deposits	1,163	4,333	5,496
Federal Home Loan Bank advances	560	812	1,372
Subordinated debentures	1,404	—	1,404
Other borrowings	(75)	(20)	(95)
Interest expense	$3,052	$5,125	$8,177
__________
(1) For tax exempt loans and tax exempt securities, the amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $3.4 million and $2.5 million lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current year to date net interest margin (tax equivalent) by 7 basis points.
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Incremental accretion income due to:
FDIC purchased credit impaired loans	$585	$972	$1,240	$3,842
Other acquired loans	2,643	1,903	8,703	6,207
Incremental accretion income	$3,228	$2,875	$9,943	$10,049

Net interest margin (tax equivalent)	4.41%	4.20%	4.31%	4.17%
Operating net interest margin (tax equivalent) (1)	4.38%	4.15%	4.27%	4.11%
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

Comparison of current quarter to prior year period
Net interest income for the third quarter of 2018 was $122.8 million, up from $88.9 million for the same quarter in 2017. The increase was primarily due to higher average earning asset volumes stemming from the Pacific Continental acquisition and higher yields on earning assets due to the current rising rate environment. The Company’s net interest margin (tax equivalent) increased to 4.41% in the third quarter of 2018, from 4.20% for the prior year period. This increase was due to higher yields on earning assets as described above offset by a 7 basis point reduction related to a lower federal corporate tax rate. The Company’s operating net interest margin (tax equivalent) (see footnote 1 in prior table) increased to 4.38% from 4.15% due to higher rates on interest earning assets, which more than offset the increase in rates on interest-bearing liabilities.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2018 was $355.0 million, an increase of 36% from $261.8 million for the prior year period. The increase in net interest income was primarily due to higher average earning asset volumes stemming from the Pacific Continental acquisition and the rising rate environment mentioned above. The Company’s net interest margin (tax equivalent) increased to 4.31% for the first nine months of 2018, from 4.17% for the prior year period. The increase in the Company’s net interest margin (tax equivalent) was driven by higher earning asset volumes and higher earning asset yields, offset by a 7 basis point reduction due to the lower federal corporate tax rate. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2018 increased to 4.27% from 4.11% also due to higher earning asset yields and volumes.
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the third quarter of 2018, the Company recorded a $3.2 million net provision compared to a $648 thousand net recapture during the third quarter of 2017. The $3.2 million net provision for loan and lease losses recorded during the current quarter was due to a provision expense of $3.3 million for loans, excluding PCI loans. partially offset by a provision recapture of $502 thousand for PCI loans. The $3.3 million provision for loans, excluding PCI loans, was mainly due to loan growth. The provision recapture recorded relating to PCI loans was due to the increase in the present value of expected future cash flows as remeasured during the current quarter, compared to the present value of expected future cash flows measured during the second quarter of 2018. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2018 was $13.0 million compared to $5.3 million during the same period in 2017. The $13.0 million provision expense for loans recorded for the current year-to-date period included a provision of $15.2 million for loans, excluding PCI loans, partially offset by a provision recapture of $2.2 million related to PCI loans. The provision of $15.2 million related to loans, excluding PCI loans, was due to the combination of loan growth and net loan charge-offs experienced in the period. During the current year-to-date period, we recorded a large charge-off in our agricultural portfolio. The $2.2 million in provision recapture for PCI loans was primarily due to the increase in the present value of expected future cash flows as remeasured during the current period, compared to the present value of expected future cash flows at the end of 2017, net of activity during the period. The amount of provision was calculated in accordance with the Company’s methodology for determining the allowance, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$9,266	$7,685	$1,581	21%	$26,689	$22,368	$4,321	19%
Card revenue (1)	3,714	6,735	(3,021)	(45)%	16,143	18,660	(2,517)	(13)%
Financial services and trust revenue	2,975	2,645	330	12%	8,924	8,520	404	5%
Loan revenue	3,282	3,154	128	4%	9,522	9,736	(214)	(2)%
Merchant processing revenue	—	—	—	—%	—	4,283	(4,283)	(100)%
Bank owned life insurance	1,402	1,290	112	9%	4,540	4,003	537	13%
Investment securities losses, net	(62)	—	(62)	100%	(73)	—	(73)	100%
Change in FDIC loss-sharing asset	—	—	—	—%	—	(447)	447	(100)%
Gain on sale of merchant card services portfolio	—	14,000	(14,000)	(100)%	—	14,000	(14,000)	(100)%
Other	442	1,558	(1,116)	(72)%	2,109	4,938	(2,829)	(57)%
Total noninterest income	$21,019	$37,067	$(16,048)	(43)%	$67,854	$86,061	$(18,207)	(21)%
__________
(1) Beginning in the first quarter of 2018 and pursuant to the adoption of new revenue recognition accounting guidance, interchange revenue, included in “Card revenue” above, is presented net of related payment card network expenses. For the three and nine months ended September 30, 2018, $1.3 million and $3.8 million, respectively, of such expenses were netted from “Card revenue.”

Comparison of current quarter to prior year period
Noninterest income was $21.0 million for the third quarter of 2018, compared to $37.1 million for the same period in 2017. The decrease was primarily due to the $14.0 million one-time gain on sale of the merchant card services portfolio in the third quarter of 2017 in addition to lower card revenue as we became subject to the interchange fee cap imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act as of July 1, 2018. As a result of the merchant card services portfolio sale, we now share with the buyer in merchant services revenue and include such amounts in “Card revenue.” For the current quarter, this net revenue share was $955 thousand, offset by payment card network expenses (see footnote 1 in prior table).
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2018, noninterest income was $67.9 million compared to $86.1 million for the same period in 2017. The decrease was due to the previously noted sale of the merchant card services portfolio and lower card revenue offset by an increase in treasury management fees. For the current year period, the net revenue share of merchant services revenue included in “Card revenue” was $2.5 million.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$49,419	$39,983	$9,436	24%	$148,938	$119,201	$29,737	25%
Occupancy	8,321	8,085	236	3%	27,718	22,853	4,865	21%
Merchant processing expense	—	—	—	—%	—	2,196	(2,196)	(100)%
Advertising and promotion	1,472	969	503	52%	4,523	2,923	1,600	55%
Data processing	4,466	4,122	344	8%	14,957	13,071	1,886	14%
Legal and professional services	4,695	2,880	1,815	63%	12,103	9,196	2,907	32%
Taxes, license and fees	1,562	1,505	57	4%	4,547	3,494	1,053	30%
Regulatory premiums	904	782	122	16%	2,778	2,299	479	21%
Net cost of operation of other real estate owned	485	271	214	79%	1,244	422	822	195%
Amortization of intangibles	3,070	1,188	1,882	158%	9,346	3,786	5,560	147%
Other (1)	8,447	7,752	695	9%	27,317	25,949	1,368	5%
Total noninterest expense	$82,841	$67,537	$15,304	23%	$253,471	$205,390	$48,081	23%
__________
(1) In the first quarter of 2018, there was a change to net presentation of interchange revenue pursuant to the adoption of new revenue recognition accounting guidance on January 1, 2018. As a result, card revenue for the three and nine month periods ended September 30, 2018 includes $1.3 million and $3.8 million, respectively, of payment card network expenses that would have historically been presented in other noninterest expense.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$923	$3	$3,410	$3
Occupancy	29	593	1,619	945
Advertising and promotion	—	184	534	201
Data processing	20	66	941	539
Legal and professional fees	102	157	893	1,587
Taxes, licenses and fees	—	—	—	3
Other	7	168	771	280
Total impact of acquisition-related expense to noninterest expense	$1,081	$1,171	$8,168	$3,558
Comparison of current quarter to prior year period
Total noninterest expense for the third quarter of 2018 was $82.8 million, an increase of $15.3 million from the prior year period. The increase was due to higher compensation and benefits expense in the current quarter and an increase in amortization of intangibles, both a result of the recent Pacific Continental acquisition.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2018, noninterest expense was $253.5 million, an increase of $48.1 million, or 23%, from $205.4 million a year earlier. The increase from the prior year period was driven by higher compensation and employee benefits, an increase in amortization of intangibles as well as $4.61 million higher acquisition-related expenses, all as a result of the recent Pacific Continental acquisition.
Income Taxes
We recorded an income tax provision of $11.4 million for the third quarter of 2018, compared to a provision of $18.3 million for the same period in 2017, with effective tax rates of 20% for the third quarter of 2018 and 31% for the same period in 2017. For the nine months ended September 30, 2018 and 2017, we recorded income tax provisions of $28.2 million and $40.0 million, respectively, with effective tax rates of 18% for the current year and 29% for the prior year period. The decrease in our effective tax rate was principally attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the federal corporate tax rate to 21%. The prior year period’s effective tax rate reflected the then-enacted 35% corporate tax rate reduced by favorable tax attributes of certain earning assets and discrete tax benefits from share-based compensation. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, bank owned life insurance and certain loan receivables. In addition, the current period’s rate reflects the tax benefit of discrete items such as share-based compensation. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017.
FINANCIAL CONDITION
Total assets were $12.96 billion at September 30, 2018, an increase of $239.7 million from $12.72 billion at December 31, 2017. Cash and cash equivalents decreased $100.4 million. Loans increased $155.7 million during the current year, which was primarily the result of increased loan production, offset by payments. Debt securities available for sale were $2.92 billion at September 30, 2018, an increase of $183.4 million from December 31, 2017. Total liabilities were $10.98 billion as of September 30, 2018, an increase of $208.2 million from $10.77 billion at December 31, 2017. The increase was primarily due to an increase in FLHB advances.
Investment Securities
At September 30, 2018, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $2.92 billion compared to $2.74 billion at December 31, 2017. The increase in the debt securities portfolio from year-end is due to $606.1 million in purchases, partially offset by $344.2 million in maturities, repayments and sales, a $62.7 million increase in net unrealized loss and $15.8 million in premium amortization. The average duration of our debt securities investment portfolio was approximately 4 years and 3 months at September 30, 2018. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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

At September 30, 2018, the market value of debt securities available for sale had a net unrealized loss of $88.3 million compared to a net unrealized loss of $25.6 million at December 31, 2017. The change in valuation was the result of fluctuations in market interest rates during the nine months ended September 30, 2018. At September 30, 2018, the Company had $2.77 billion of debt securities available for sale with gross unrealized losses of $90.5 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,928,832	$1,726,725
State and municipal securities	567,818	596,004
U.S. government agency and government-sponsored enterprise securities	424,217	414,774
U.S. government securities	247	248
Total debt securities available for sale	$2,921,114	$2,737,751
Equity securities	4,901	5,080
Total investment securities	$2,926,015	$2,742,831
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2018	% of Total	December 31, 2017	% of Total
	(dollars in thousands)
Commercial business	$3,554,147	41.7%	$3,377,324	40.4%
Real estate:
One-to-four family residential	232,924	2.7%	188,396	2.3%
Commercial and multifamily residential	3,786,615	44.5%	3,825,739	45.8%
Total real estate	4,019,539	47.2%	4,014,135	48.1%
Real estate construction:
One-to-four family residential	211,629	2.5%	200,518	2.4%
Commercial and multifamily residential	349,328	4.1%	371,931	4.4%
Total real estate construction	560,957	6.6%	572,449	6.8%
Consumer	327,863	3.9%	334,190	4.0%
Purchased credit impaired	95,936	1.1%	112,670	1.3%
Subtotal	8,558,442	100.5%	8,410,768	100.6%
Less: Net unearned income	(44,125)	(0.5)%	(52,111)	(0.6)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$8,514,317	100.0%	$8,358,657	100.0%
Loans held for sale	$5,275		$5,766
Total loans increased $155.7 million from year-end 2017 primarily the result of organic loan production, partially offset by principal pay downs. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $44.1 million in unearned income recorded at September 30, 2018 was comprised of $27.5 million in net purchase discounts and $16.6 million in net deferred loan fees. The $52.1 million in unearned income recorded at December 31, 2017 consisted of $36.3 million in net purchase discounts and $15.8 million in net deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	September 30, 2018	December 31, 2017
Acquisition:	(in thousands)
Pacific Continental	$19,807	$24,556
Intermountain	2,565	3,892
West Coast	5,183	7,995
Other	(12)	(134)
Total net discount at period end	$27,543	$36,309
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2018	December 31, 2017
	(in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$45,753	$45,460
Real estate:
One-to-four family residential	501	785
Commercial and multifamily residential	11,012	13,941
Total real estate	11,513	14,726
Real estate construction:
One-to-four family residential	318	1,854
Consumer	2,748	4,149
Total nonaccrual loans	60,332	66,189
Other real estate owned and other personal property owned	7,415	13,298
Total nonperforming assets	$67,747	$79,487

Loans, net of unearned income	$8,514,317	$8,358,657
Total assets	$12,956,596	$12,716,886

Nonperforming loans to period end loans	0.71%	0.79%
Nonperforming assets to period end assets	0.52%	0.63%

At September 30, 2018, nonperforming assets were $67.7 million, compared to $79.5 million at December 31, 2017. Nonperforming assets decreased $11.7 million during the nine months ended September 30, 2018. This decrease was primarily due to $6.5 million in OREO sales and a $5.9 million decrease in nonaccrual loans. For further information on OREO, see Note 7 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At September 30, 2018, our allowance was $83.8 million, or 0.98% of total loans (excluding loans held for sale). This compares with an allowance of $75.6 million, or 0.91% of total loans (excluding loans held for sale) at December 31, 2017 and an allowance of $71.6 million or 1.10% of total loans (excluding loans held for sale) at September 30, 2017.

The following table provides an analysis of the Company’s allowance for loans at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance, loans excluding PCI loans	$75,368	$64,923	$68,739	$59,528
Beginning balance, PCI loans	4,782	8,061	6,907	10,515
Beginning balance	80,150	72,984	75,646	70,043
Charge-offs:
Commercial business	(606)	(1,362)	(8,858)	(6,089)
One-to-four family residential	—	—	—	(460)
Commercial and multifamily residential	—	—	(223)	—
One-to-four family residential construction	—	—	—	(14)
Consumer	(277)	(263)	(773)	(1,156)
PCI loans	(1,208)	(1,633)	(3,786)	(5,372)
Total charge-offs	(2,091)	(3,258)	(13,640)	(13,091)
Recoveries:
Commercial business	547	688	2,892	3,997
One-to-four family residential	21	40	389	380
Commercial and multifamily residential	213	58	1,012	263
One-to-four family residential construction	583	20	616	107
Consumer	266	343	796	876
PCI loans	945	1,389	3,096	3,737
Total recoveries	2,575	2,538	8,801	9,360
Net recoveries (charge-offs)	484	(720)	(4,839)	(3,731)
Provision (recapture) for loan and lease losses, loans excluding PCI loans	3,655	(175)	15,180	6,840
Recapture for loan and lease losses, PCI loans	(502)	(473)	(2,200)	(1,536)
Provision (recapture) for loan and lease losses	3,153	(648)	12,980	5,304
Ending balance, loans excluding PCI loans	79,770	64,272	79,770	64,272
Ending balance, PCI loans	4,017	7,344	4,017	7,344
Ending balance	$83,787	$71,616	$83,787	$71,616
Total loans, net at end of period, excluding loans held of sale	$8,514,317	$6,512,006	$8,514,317	$6,512,006
Allowance for loan and lease losses to period-end loans	0.98%	1.10%	0.98%	1.10%
Allowance for unfunded commitments and letters of credit
Beginning balance	$3,680	$3,555	$3,130	$2,705
Net changes in the allowance for unfunded commitments and letters of credit	275	(75)	825	775
Ending balance	$3,955	$3,480	$3,955	$3,480

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) increased $45.1 million from year-end 2017.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2018, brokered and other wholesale deposits (excluding public deposits) totaled $429.4 million, or 4.0% of total deposits, compared to $392.9 million or 3.7% at year-end 2017. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,250,222	49.5%	$5,081,901	48.2%
Interest-bearing demand	1,260,543	11.9%	1,265,212	12.0%
Money market	2,413,185	22.8%	2,543,712	24.2%
Savings	908,945	8.6%	861,941	8.2%
Certificates of deposit, less than $250,000	251,792	2.4%	286,791	2.7%
Total core deposits	10,084,687	95.2%	10,039,557	95.3%
Certificates of deposit, $250,000 or more	90,387	0.9%	100,399	1.0%
Certificates of deposit insured by CDARS®	23,841	0.2%	25,374	0.2%
Brokered certificates of deposit	65,476	0.6%	78,481	0.7%
Reciprocal money market accounts	340,044	3.1%	289,031	2.8%
Subtotal	10,604,435	100.0%	10,532,842	100.0%
Discount resulting from acquisition date fair value adjustment	(478)		(757)
Total deposits	$10,603,957		$10,532,085

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At September 30, 2018, we had FHLB advances of $166.5 million compared to $11.6 million at December 31, 2017.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2018 and December 31, 2017, we had deposit customer sweep-related repurchase agreements of $62.2 million and $54.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2018, we had commitments to extend credit of $2.55 billion compared to $2.67 billion at December 31, 2017.
Capital Resources
Shareholders’ equity at September 30, 2018 was $1.98 billion, essentially unchanged from December 31, 2017. Shareholders’ equity was 15% of total period-end assets at both September 30, 2018 and December 31, 2017.
Regulatory Capital
In July 2013, the federal bank regulators approved the New Capital Rules (as discussed in our 2017 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions. We believe that, as of September 30, 2018, we and the Bank would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at September 30, 2018 and December 31, 2017.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at September 30, 2018 and December 31, 2017:

	Company		Columbia Bank
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Common equity tier 1 (CET1) risk-based capital ratio	12.4399%	11.7421%	12.6699%	12.0133%
Tier 1 risk-based capital ratio	12.4399%	11.8196%	12.6699%	12.0133%
Total risk-based capital ratio	13.6815%	12.9796%	13.5540%	12.8123%
Leverage ratio	10.2418%	10.9611%	10.4320%	10.8186%
Capital conservation buffer	5.6815%	4.9796%	5.5540%	4.8123%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$124,789	$91,887	$360,750	$270,480
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(585)	(972)	(1,240)	(3,842)
Incremental accretion income on other acquired loans	(2,643)	(1,903)	(8,703)	(6,207)
Premium amortization on acquired securities	1,859	1,527	6,065	4,658
Interest reversals on nonaccrual loans	477	311	1,147	1,323
Operating net interest income (tax equivalent) (1)	$123,897	$90,850	$358,019	$266,412
Average interest earning assets	$11,326,629	$8,750,561	$11,168,143	$8,641,706
Net interest margin (tax equivalent) (1)	4.41%	4.20%	4.31%	4.17%
Operating net interest margin (tax equivalent) (1)	4.38%	4.15%	4.27%	4.11%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.0 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and an addition to net interest income of $5.8 million and $8.7 million for the nine months ended September 30, 2018 and 2017. The amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, for the three and nine months ended September 30, 2018, our tax equivalent adjustments for tax exempt loans was lower by $1.2 million and $3.4 million, respectively, and tax exempt securities was lower by $837 thousand and $2.5 million, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted both our current quarter and current year-to-date net interest margin (tax equivalent) by 7 basis points.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2018, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2017. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2018:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2018 - 7/31/2018	75	$42.52	—	2,900,000
8/1/2018 - 8/31/2018	162	42.27	—	2,900,000
9/1/2018 - 9/30/2018	576	39.93	—	2,900,000
	813	$40.63	—

(1)	Common shares repurchased by the Company during the quarter consisted of cancellation of 813 shares of common stock to pay the shareholders’ withholding taxes.

(2)	The repurchase plan, which was approved in 2017, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1**+	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Gregory A. Sigrist, effective July 25, 2018

10.2**+	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), by and between the Bank and Gregory A. Sigrist, effective July 25, 2018

10.3**+	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), by and between the Bank and Gregory A. Sigrist, effective July 25, 2018

10.4**+	First Amendment to Amended and Restated Employee Stock Purchase Plan of Columbia Banking System, Inc., dated as of September 26, 2018

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 6, 2018	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2018	By	/s/ GREGORY A. SIGRIST
Gregory A. Sigrist
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2018	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)