Form 10-K
period 2018-12-31
COLUMBIA BANKING SYSTEM INC
filed 2019-02-28
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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
Common Stock, No Par Value
(Title of class)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2018 was $2,967,255,859 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2019 was 73,267,025.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2019 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2018

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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	the effect of changes to LIBOR (“London Interbank Offering Rate”);

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	failure to maintain effective internal controls over financial reporting or disclosure controls and procedures;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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
Columbia Bank has locations throughout Washington, Oregon and Idaho. The vast majority of Columbia Bank’s loans and deposits are within its service areas. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities, and the Idaho Department of Finance. Although Columbia Bank is not a member of the Federal Reserve System, the Board of Governors of the Federal Reserve System (“Federal Reserve”) has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Having celebrated our 25th anniversary in 2018, our goal is to continue to be a leading Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for exceptional customer satisfaction in order to be recognized as the bank of choice for individual and business customers in all markets we serve.
We have established a network of 150 branches in Washington, Oregon and Idaho as of December 31, 2018, from which we intend to grow market share. We operate 74 branches in 21 counties in the state of Washington, 62 branches in 16 counties in Oregon and 14 branches in 10 counties in Idaho.
Our branch system funds our lending activities and allows us to better serve both retail and business depositors. We believe this approach enables us to expand lending activities while attracting a stable core deposit base and enhancing utilization of our full range of products and services. To support our strategy of market penetration and increased profitability, while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network. Our branch system and other delivery channels are continually evaluated as an important component of ongoing efforts to improve efficiencies without compromising customer service. We are taking major steps towards enhancing our digitally enabled bank that puts the client first and ensures they can bank when, how and where they choose.
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
Business Banking: A variety of checking, savings, interest bearing money market and certificate of deposit accounts are offered to business banking customers to satisfy all their banking needs. In addition to these core banking products, we provide a breadth of services to support the complete financial needs of small and middle market businesses including Business Debit and Credit Cards, Business Loans, Professional Banking, Treasury Management, Merchant Card Services, and International Banking.
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
Merchant Card Services
Since 2017, we have partnered with Vantiv to provide businesses with a broad range of payment acceptance solutions to meet their customer’s needs. Our Merchant Card Services powered by Vantiv provide businesses with sophisticated technology, competitive pricing and best-in-class service for their merchant needs.
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
Employees
As of December 31, 2018, the Company employed 2,137 full-time equivalent employees. We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive pay and benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which incorporates all compensation and benefits. Our continued commitment to employees was demonstrated by Columbia Bank being honored as one of the Puget Sound Business Journal’s “Washington’s Best Workplaces” for the 12th consecutive year.
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
Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the name Columbia Bank in Washington, Oregon and Idaho. This regulatory framework is primarily designed for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders or non-depository creditors. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, cannot be predicted, but may have a material effect on our business, financial condition, or results of operations. In light of the 2008 financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. In addition, recent political developments, including the change in the presidential administration in the United States, have added additional uncertainty to the implementation, scope and timing of regulatory reforms. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

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
Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities so closely related to the business of banking as to be a proper incident thereto, such as Columbia Trust.
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
Support of Subsidiary Banks. Under Federal Reserve policy, as codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is required to act as a source of financial and managerial strength to Columbia Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’, best interests to do so. This means that the Company is required to commit resources, as necessary, to support Columbia Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
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
Federal and State Regulation of Columbia Bank
General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington, Oregon and Idaho, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions’ Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Furthermore, under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. With respect to branches of Columbia Bank in Oregon and Idaho, the Bank is also subject to certain laws and regulations governing its activities in those states.

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
In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion over a specified period of time to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. On January 8, 2019, the Federal Reserve issued proposed rules to amend its stress testing requirements. This followed a similar proposal issued by the FDIC on December 18, 2018. Under the proposed rules, consistent with the requirements imposed by the EGRRCPA, the minimum threshold requiring bank holding companies and state-chartered banks to conduct company-run stress tests would be increased from $10 billion to $250 billion, and would generally require firms above the threshold to conduct company-run stress tests once every other year. We are unable to predict at this time what impact the amendment will have on the Company or the Bank, and any such impact will depend on the final form of the proposed rules. Although the proposed rules would increase the asset size requirement to above our current asset size, we do intend to continue to perform stress testing.
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor the capital adequacy of the Bank. The risk-based capital standards currently applicable to the Company and the Bank, parts of which are subject to phase-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). We believe that, as of December 31, 2018, we and the Bank would meet all capital adequacy requirements under the Capital Rules, as described below, on a fully phased-in basis as if such requirements were then in effect.

Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee. In July 2013, the federal bank regulators approved final rules implementing Basel III and various provisions of the Dodd-Frank Act (the “Capital Rules”). The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and banks, including us and the Bank, compared to the risk-based capital rules in effect at December 31, 2014. The Capital Rules revised the components of capital and addressed other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules also addressed risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the prior risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules, became effective for us and for the Bank on January 1, 2015.
The Capital Rules, among other things (i) include a capital measure called Common Equity Tier 1 (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under the Capital Rules, the minimum capital ratios as of January 1, 2015 are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.
Subject to a transition schedule that was fully phased in on January 1, 2019, the Capital Rules also require an institution to establish a capital conservation buffer of CET1 in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was fully phased in as of January 1, 2019. The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. However, bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules.
The Capital Rules also prescribe a new standardized approach for risk weightings that expands the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures and resulting in higher risk weights for a variety of asset categories.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The standards are commonly referred to as “Basel IV.” Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approach institutions. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
With respect to the Bank, the Capital Rules also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “Prompt Corrective Action Framework.”

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
Under the rules currently in effect and as modified by the Capital Rules, an insured depository institution generally would be classified in the following categories based on the capital measures indicated:

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
As of December 31, 2018, we and the Bank met the capital requirements to be well-capitalized with CET1 capital ratios of 12.7401% and 12.9576%, respectively, Tier 1 capital ratios of 12.7401% and 12.9576%, respectively, total capital ratios of 13.9920% and 13.8494%, respectively, and Tier 1 leverage ratios of 10.2444% and 10.4185%, respectively.
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

Brokered Deposits
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
On December 18, 2018, the FDIC issued an advance notice of proposed rulemaking in connection with the FDIC’s comprehensive review of its regulatory approach to brokered deposits to solicit comment on all aspects of the FDIC’s brokered deposit regulations. The Company is not able to predict at this time whether any regulatory changes will be adopted as a result of the FDIC’s notice, or what impact if any, such changes would have on the Bank.
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
The Consumer Financial Protection Bureau (the “CFPB”) has primary examination and enforcement authority over institutions with assets of $10 billion or more, including the Bank, with respect to various federal consumer protection laws, and we are subject to continued examination by the FDIC on certain consumer regulations. State authorities are also responsible for monitoring our compliance with all state consumer laws.
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

Deposit Insurance
The Bank’s deposits are insured under the FDIA, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Under the FDIC’s assessment system for determining payments to the Deposit Insurance Fund (the “DIF”), insured depository institutions with more than $10 billion in assets (“large IDIs”) are assessed under a complex “scorecard” methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs. The assessment base of a large IDI is its total assets less tangible equity. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (the “DIF”) from 1.15% to 1.35%; required that the DIF meet that minimum ratio of insured deposits by 2020; and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The rule imposed a surcharge on the assessments of depository institutions with $10 billion or more in assets beginning in the third quarter of 2016. The surcharge continued through September 30, 2018, when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%.
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
Risk Committee. The Dodd-Frank Act required bank holding companies with in excess of $10 billion in total consolidated assets to establish a dedicated risk committee of the board of directors responsible for overseeing enterprise wide risk management policies. The Company has established such a risk committee; however, the EGRRCPA amended the risk committee provision to require risk committees for bank holding companies with $50 billion or more in total consolidated assets.
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
During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.”
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
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates and there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long challenging economic conditions may exist, a slow or fragile recovery could continue to present risks into the future for the industry and our company.
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
At December 31, 2018, 60% of our total gross loans, were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. We may not be able to anticipate, detect, or implement effective preventative measures against all potential threats, particularly because the techniques used by cyber criminals change frequently, often are not recognized until launched and can be initiated from a variety of sources. We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance, all of which could have a material adverse impact on our business, financial condition, results of operations and prospects.
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

Acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the benefits anticipated, future acquisitions may be dilutive to current shareholders and future acquisitions may be delayed, impeded or prohibited due to regulatory issues.
We have in the past and expect in the future seek to grow our business by acquiring other businesses. Our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
In addition, unexpected contingent liabilities can arise from the businesses we acquire. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems, financial reporting and management and internal controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect these systems, processes or controls and our operations or results.
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
Furthermore, notwithstanding our recent acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive and other factors. Among other things, acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies. In addition, the Northwest is experiencing intensified consolidation and we face significant competition from numerous other financial services institutions for attractive acquisition candidates, as many of these competitors will have greater financial resources than we do.
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
Conditions in the financial markets may limit access to additional funding to meet liquidity needs.
We may need or want to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and any loss of confidence in financial institutions generally may increase our cost of funding and limit access to certain customary sources of capital.
There can be no assurance that capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of equity or debt purchasers, or counterparties participating in capital markets, may adversely affect our capital costs and our ability to raise capital and, potentially, our liquidity. Also, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
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
Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

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
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. For example, the Dodd-Frank Act was enacted in July 2010. Among other provisions, the legislation (i) created the Consumer Financial Protection Bureau (the “CFPB”) with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) resulted in new capital requirements from federal banking agencies, (iv) placed new limits on electronic debit card interchange fees and (v) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms, some of which have yet to be promulgated. The Dodd-Frank Act and regulations that have been adopted thereunder have increased the overall costs of regulatory compliance, and further Dodd-Frank Act related regulations may lead to additional costs. In addition, the CFPB has broad rulemaking authority and is the principal federal regulatory agency responsible for the supervision and enforcement of a wide range of consumer protection laws for banks with greater than $10 billion in assets.
The Capital Rules implementing Basel III were fully phased in as of January 1, 2019. The Capital Rules could have an adverse impact on our financial position and future earnings due to, among other things, the increased capital requirements. In addition, if we fail to maintain appropriate levels of capital or liquidity, we could become subject to formal or informal enforcement actions that may impose restrictions on our business, including limiting our lending activities or our ability to expand, requiring us to raise additional capital (which may be dilutive to shareholders) or requiring regulatory approval to pay dividends or otherwise return capital to shareholders.
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
Our securities portfolio currently includes securities with unrecognized losses. At December 31, 2018, gross unrealized losses in our securities portfolio were $56.0 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize impairment charges with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
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
Our success depends in significant part on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and other key employees. Leadership changes will occur from time to time, and we cannot predict whether significant resignations or other departures will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. The unexpected loss of any such employees, or the inability to recruit and retain qualified personnel in the future, could have a material adverse impact on our business, financial condition, results of operations and prospects. In addition, the scope and content of U.S. banking regulators' regulations and policies on incentive compensation, as well as changes to these regulations and policies, could adversely affect our ability to hire, retain and motivate our key employees.
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
We may be exposed to environmental liabilities in connection with real properties acquired.
During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If previously unknown or undisclosed hazardous or toxic substances are discovered, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement polices with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review at the time of underwriting a loan secured by real property, and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.
We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions, which could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, financial condition, results of operations and prospects. Because we primarily serve individuals and businesses located in the Northwest, any negative impact resulting from reputational harm, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse.
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

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures may adversely affect our business and results of operations.
Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, assurances that the objectives of the system are met. Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business, financial condition, results of operations and prospects.
Our business is subject to the risks of earthquakes, tsunamis, floods, fires and other natural catastrophic events.
A major catastrophe, such as an earthquake, tsunami, flood, fire or other natural disaster could result in a prolonged interruption of our business. For example, our headquarters are located in Tacoma, Washington and we have operations throughout the Northwest, a geographical region that has been or may be affected by earthquake, tsunami and flooding activity. Because we primarily serve individuals and businesses in the Northwest, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, two operations facilities in Pierce County, Washington, one operations facility in Vancouver, Washington, and one operations facility in Wilsonville, Oregon.
The Company’s branch network as of December 31, 2018 is made up of 150 branches located throughout several Washington, Oregon and Idaho counties compared to 155 branches at December 31, 2017. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table:

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	74	56	18
Oregon branches	62	34	28
Idaho branches	14	10	4
Total Columbia Bank branches	150	100	50
For additional information concerning our premises and equipment and lease obligations, see Notes 8 and 17 respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Common Stock and Dividends
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “COLB.” At January 31, 2019, the number of shareholders of record was 3,217. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2018, a total of 5,514 stock options were outstanding. Additional information about stock options and other equity compensation plans is included in Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2018:

	Year Ended December 31, 2018
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	5,514	$9.91	3,376,314
Equity compensation plans not approved by security holders	—	—	—

__________

(1)	Includes shares to be issued upon exercise of options under the West Coast Bancorp (‘West Coast”) plan, which was assumed as a result of the 2013 West Coast acquisition.

(2)
Includes 3,015,957 shares available for future issuance under the current stock option and equity compensation plan and 360,357 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2018.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2018:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2) (3)	Maximum Number of Remaining Shares That May Be Purchased at Period End Under the Plan (2) (3)
10/1/2018 - 10/31/2018	115	$36.26	—	2,900,000
11/1/2018 - 11/30/2018	—	—	—	2,900,000
12/1/2018 - 12/31/2018	305	40.68	—	—
	420	$39.47	—
 __________

(1)	Common shares repurchased by the Company during the quarter relate to shares withheld to pay taxes due upon vesting of restricted stock.

(2)
On September 27, 2017, the board of directors approved a stock repurchase program. The program, which expired on November 30, 2018, authorized the Company to repurchase up to 2.9 million shares of its outstanding common stock.

(3)
On November 14, 2018, as modified on January 23, 2019, the board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million.

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
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite and the KBW Regional Banking Index was $100 on December 31, 2013, and that all dividends were reinvested.

Index	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Columbia Banking System, Inc.	100.00	104.17	128.05	185.13	183.94	158.09
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
KBW Regional Banking Index	100.00	102.42	108.48	150.80	153.45	126.59
Source: Bloomberg LP, New York City, NY

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2018	2017 (2)	2016	2015	2014 (3)
	(dollars in thousands except per share amounts)
For the Year
Interest income	$497,069	$374,746	$337,969	$328,891	$308,042
Interest expense	$18,230	$6,757	$4,350	$4,004	$3,994
Net interest income	$478,839	$367,989	$333,619	$324,887	$304,048
Provision for loan and lease losses	$14,769	$8,631	$10,778	$8,591	$6,727
Noninterest income	$88,256	$109,642	$88,082	$91,473	$59,750
Noninterest expense	$340,490	$291,017	$261,142	$266,149	$239,286
Net income	$172,882	$112,828	$104,866	$98,827	$81,574
Net income applicable to common shareholders	$172,882	$112,828	$104,709	$98,690	$81,478
Per Common Share
Earnings (Basic)	$2.36	$1.86	$1.81	$1.71	$1.53
Earnings (Diluted)	$2.36	$1.86	$1.81	$1.71	$1.52
Book Value	$27.76	$26.70	$21.52	$21.48	$21.34
Averages
Total assets	$12,725,086	$10,134,306	$9,311,621	$8,655,243	$7,468,091
Interest-earning assets	$11,241,321	$9,098,276	$8,363,309	$7,685,734	$6,561,047
Loans	$8,409,373	$6,682,259	$6,052,389	$5,609,261	$4,782,369
Securities, including Federal Home Loan Bank stock	$2,790,700	$2,350,844	$2,269,121	$2,031,859	$1,708,575
Deposits	$10,410,404	$8,482,350	$7,774,309	$7,146,828	$6,187,342
Shareholders’ equity	$1,969,179	$1,410,056	$1,269,801	$1,246,952	$1,109,581
Financial Ratios
Net interest margin (tax equivalent)	4.33%	4.18%	4.12%	4.35%	4.76%
Return on average assets	1.36%	1.11%	1.13%	1.14%	1.09%
Return on average common equity	8.78%	8.00%	8.26%	7.93%	7.36%
Average equity to average assets	15.47%	13.91%	13.64%	14.41%	14.86%
At Year End
Total assets	$13,095,145	$12,716,886	$9,509,607	$8,951,697	$8,578,846
Loans	$8,391,511	$8,358,657	$6,213,423	$5,815,027	$5,445,378
Allowance for loan and lease losses	$83,369	$75,646	$70,043	$68,172	$69,569
Securities, including Federal Home Loan Bank stock	$3,193,408	$2,753,271	$2,288,817	$2,170,416	$2,131,622
Deposits	$10,458,126	$10,532,085	$8,059,415	$7,438,829	$6,924,722
Core deposits	$9,973,840	$10,039,557	$7,749,568	$7,238,713	$6,753,142
Shareholders’ equity	$2,033,649	$1,949,922	$1,251,012	$1,242,128	$1,228,175
Nonperforming Assets
Nonaccrual loans	$54,842	$66,189	$27,756	$21,464	$31,352
Other real estate owned and other personal property owned	6,049	13,298	5,998	13,738	22,225
Total nonperforming assets	$60,891	$79,487	$33,754	$35,202	$53,577
Nonperforming loans to year end loans	0.65%	0.79%	0.45%	0.37%	0.58%
Nonperforming assets to year end assets	0.46%	0.63%	0.35%	0.39%	0.62%
Allowance for loan and lease losses to year end loans	0.99%	0.91%	1.13%	1.17%	1.28%
Net loan charge-offs	$7,046	$3,028	$8,907	$9,988	$9,612
Other nonfinancial data
Full-time equivalent employees	2,137	2,120	1,819	1,868	1,934
Banking branches	150	155	143	149	154
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

(3)	During 2014, Columbia acquired Intermountain Community Bancorp.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2018	2017 (2)	2016	2015	2014 (3)
	(in thousands, except per share amounts)
Interest Income:
Loans	$428,197	$324,229	$291,465	$286,166	$268,279
Taxable securities	55,969	38,659	35,167	30,774	28,754
Tax-exempt securities	12,201	11,045	11,121	11,842	10,830
Deposits in banks	702	813	216	109	179
Total interest income	497,069	374,746	337,969	328,891	308,042
Interest Expense:
Deposits	12,105	4,800	3,134	2,977	3,005
Federal Home Loan Bank advances	3,750	1,078	671	474	396
Subordinated debentures	1,871	304	—	—	—
Other borrowings	504	575	545	553	593
Total interest expense	18,230	6,757	4,350	4,004	3,994
Net Interest Income	478,839	367,989	333,619	324,887	304,048
Provision for loan and lease losses	14,769	8,631	10,778	8,591	6,727
Net interest income after provision for loan and lease losses	464,070	359,358	322,841	316,296	297,321
Noninterest income	88,256	109,642	88,082	91,473	59,750
Noninterest expense	340,490	291,017	261,142	266,149	239,286
Income before income taxes	211,836	177,983	149,781	141,620	117,785
Provision for income taxes	38,954	65,155	44,915	42,793	36,211
Net Income	$172,882	$112,828	$104,866	$98,827	$81,574
Less: Dividends on preferred stock	—	—	157	137	96
Net Income Applicable to Common Shareholders	$172,882	$112,828	$104,709	$98,690	$81,478
Per Common Share
Earnings basic	$2.36	$1.86	$1.81	$1.71	$1.53
Earnings diluted	$2.36	$1.86	$1.81	$1.71	$1.52
Average number of common shares outstanding (basic)	72,385	59,882	57,184	57,019	52,618
Average number of common shares outstanding (diluted)	72,390	59,888	57,193	57,032	53,183
Total assets at year end	$13,095,145	$12,716,886	$9,509,607	$8,951,697	$8,578,846
Long-term obligations	$35,462	$35,647	$—	$—	$—
Cash dividends declared per common share	$1.14	$0.88	$1.53	$1.34	$0.94
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (the “allowance”) is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The primary components of the allowance are 1) loans collectively evaluated for impairment in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 450, Contingencies (ASC 450), 2) loans individually determined to be impaired in accordance with the FASB ASC Subtopic 310-10, Receivables: Overall (ASC 310-10) and 3) loans acquired with deteriorated credit quality in accordance with FASB ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30).
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
Valuation and Recoverability of Goodwill
Goodwill represented $765.8 million of our $13.10 billion in total assets as of December 31, 2018. The Company has a single reporting unit. We review goodwill for impairment annually, during the third quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2018, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2018 Financial Summary
Income Statement

•	Consolidated net income for 2018 was $172.9 million, or $2.36 per diluted common share, compared with net income of $112.8 million, or $1.86 per diluted common share, in 2017.

◦
Net interest income for 2018 increased 30% to $478.8 million compared to $368.0 million for 2017. Interest income was $497.1 million in 2018, compared to $374.7 million in 2017. The increase was primarily due to income from higher average loan and securities balances acquired in the 2017 Pacific Continental acquisition. Interest expense increased $11.5 million compared to 2017, due to higher rates on interest-bearing liabilities and higher borrowing balances.

◦	Provision for loan and lease losses was $14.8 million in 2018, compared to $8.6 million in 2017. Provision expense for the current year was driven by net charge-offs and growth in the loan portfolio.

◦
Noninterest income was $88.3 million for 2018, a decrease from $109.6 million for 2017. Noninterest income was lower in 2018 than in 2017 primarily due to the $14.0 million one-time gain on the sale of our merchant card services portfolio in 2017. The decrease was also attributable to lower card revenue.

◦	Noninterest expense increased $49.5 million, or 17% to $340.5 million for 2018 due primarily to higher compensation and employee benefits resulting from the Pacific Continental acquisition.
Balance Sheet

•	Total assets at December 31, 2018 were $13.10 billion, up 3%, or $378.3 million from $12.72 billion at the end of 2017.

•	The Company is well-capitalized with a total risk-based capital ratio of 13.9920% at December 31, 2018.

◦	Investment securities at December 31, 2018 were $3.17 billion, up 15% from $2.74 billion at December 31, 2017.

◦	Loans were $8.39 billion, an increase of $32.9 million from $8.36 billion at the end of 2017.

◦
The allowance for loan and lease losses increased to $83.4 million at December 31, 2018 compared to $75.6 million at December 31, 2017 due to management’s on-going assessment of the credit quality of the loan portfolio. The Company’s allowance was 0.99% of total loans, compared with 0.91% at the end of 2017.

◦
Nonperforming assets totaled $60.9 million at December 31, 2018, down from $79.5 million at December 31, 2017. The decrease in nonperforming assets was due to a decrease of $11.3 million in nonaccrual loans and a decrease in Other Real Estate Owned (“OREO”) compared to December 31, 2017. Nonperforming assets to year end assets decreased to 0.46% at December 31, 2018 compared to 0.63% at December 31, 2017.

◦	Deposits totaled $10.46 billion at December 31, 2018 compared to $10.53 billion at December 31, 2017.

◦	Core deposits totaled $9.97 billion at December 31, 2018, compared to $10.04 billion at December 31, 2017. Core deposits represented 95% of total deposits at December 31, 2018 and 2017.

◦	Federal Home Loan Bank (“FHLB”) advances were $399.5 million at December 31, 2018, an increase of $387.9 million compared to December 31, 2017.

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
RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last three years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Year ended
	2018	Amount	%	2017	Amount	%	2016
	(dollars in thousands, except per share amounts)
Interest income	$497,069	$122,323	33	$374,746	$36,777	11	$337,969
Interest expense	18,230	11,473	170	6,757	2,407	55	4,350
Net interest income	478,839	110,850	30	367,989	34,370	10	333,619
Provision for loan and lease losses	14,769	6,138	71	8,631	(2,147)	(20)	10,778
Noninterest income	88,256	(21,386)	(20)	109,642	21,560	24	88,082
Noninterest expense:
Compensation and employee benefits	200,199	30,525	18	169,674	19,392	13	150,282
Other expense	140,291	18,948	16	121,343	10,483	9	110,860
Total	340,490	49,473	17	291,017	29,875	11	261,142
Income before income taxes	211,836	33,853	19	177,983	28,202	19	149,781
Provision for income taxes	38,954	(26,201)	(40)	65,155	20,240	45	44,915
Net income	$172,882	$60,054	53	$112,828	$7,962	8	$104,866
Less: earnings allocated to participating securities	1,892	388	26	1,504	(52)	(3)	1,556
Earnings allocated to common shareholders	$170,990	$59,666	54	$111,324	$8,014	8	$103,310
Earnings per common share, diluted	$2.36	$0.50	27	$1.86	$0.05	3	$1.81
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
Net Interest Income Summary

	2018			2017			2016
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)(3)	$8,409,373	$432,781	5.15%	$6,682,259	$330,400	4.94%	$6,052,389	$296,283	4.90%
Taxable securities (4)	2,275,892	55,969	2.46%	1,886,128	38,659	2.05%	1,804,004	35,167	1.95%
Tax exempt securities (3)	514,808	15,445	3.00%	464,716	16,992	3.66%	465,117	17,109	3.68%
Interest-earning deposits with banks	41,248	702	1.70%	65,173	813	1.25%	41,799	216	0.52%
Total interest-earning assets	11,241,321	504,897	4.49%	9,098,276	386,864	4.25%	8,363,309	348,775	4.17%
Other earning assets	224,595			181,792			156,871
Noninterest-earning assets	1,259,170			854,238			791,441
Total assets	$12,725,086			$10,134,306			$9,311,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$452,756	$2,206	0.49%	$406,406	$656	0.16%	$426,296	$522	0.12%
Savings accounts	885,433	138	0.02%	774,340	96	0.01%	698,687	71	0.01%
Interest-bearing demand	1,256,205	2,562	0.20%	1,031,719	950	0.09%	952,135	695	0.07%
Money market accounts	2,773,208	7,199	0.26%	2,158,656	3,098	0.14%	1,993,283	1,846	0.09%
Total interest-bearing deposits	5,367,602	12,105	0.23%	4,371,121	4,800	0.11%	4,070,401	3,134	0.08%
Federal Home Loan Bank and Federal Reserve Bank advances	166,577	3,750	2.25%	79,788	1,078	1.35%	79,673	671	0.84%
Subordinated debentures	35,553	1,871	5.26%	5,905	304	5.15%	—	—	—%
Other borrowings and interest-bearing liabilities	45,095	504	1.12%	55,913	575	1.03%	77,022	545	0.71%
Total interest-bearing liabilities	5,614,827	18,230	0.32%	4,512,727	6,757	0.15%	4,227,096	4,350	0.10%
Noninterest-bearing deposits	5,042,802			4,111,229			3,703,908
Other noninterest-bearing liabilities	98,278			100,294			110,816
Shareholders’ equity	1,969,179			1,410,056			1,269,801
Total liabilities & shareholders’ equity	$12,725,086			$10,134,306			$9,311,621
Net interest income (tax equivalent)		$486,667			$380,107			$344,425
Net interest spread (tax equivalent)			4.17%			4.10%			4.07%
Net interest margin (tax equivalent)			4.33%			4.18%			4.12%
Average interest-earning assets to average interest-bearing liabilities			200.21%			201.61%			197.85%
 __________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $9.3 million in 2018, $7.1 million in 2017 and $5.3 million in 2016. The accretion of net unearned discounts on certain acquired loans was $10.9 million in 2018, $8.7 million in 2017, and $12.0 million in 2016.

(2)
Incremental accretion on purchased credit impaired loans is also included in loan interest earned. The incremental accretion income on purchased credit impaired loans was $1.6 million in 2018, $4.1 million in 2017 and $6.0 million in 2016.

(3)
Yields on fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.6 million, $6.2 million and $4.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.2 million, $5.9 million and $6.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(4)	During the twelve months ended December 31, 2017, the Company recorded a $1.8 million adjustment to premium amortization, which decreased interest income on taxable securities.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2018 and 2017, as well as between 2017 and 2016 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2018 Compared to 2017 Increase (Decrease) Due to			2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net (1)	$88,408	$13,973	$102,381	$31,116	$3,001	$34,117
Taxable securities	8,800	8,510	17,310	1,640	1,852	3,492
Tax-exempt securities (1)	1,709	(3,256)	(1,547)	(15)	(102)	(117)
Interest earning deposits with banks	(353)	242	(111)	169	428	597
Interest income	$98,564	$19,469	$118,033	$32,910	$5,179	$38,089
Interest Expense
Deposits:
Certificates of deposit	$83	$1,467	$1,550	$(25)	$159	$134
Savings accounts	15	27	42	8	17	25
Interest-bearing demand	245	1,367	1,612	62	193	255
Money market accounts	1,069	3,032	4,101	164	1,088	1,252
Total interest on deposits	1,412	5,893	7,305	209	1,457	1,666
Federal Home Loan Bank advances	1,657	1,015	2,672	1	406	407
Subordinated debentures	1,560	7	1,567	304	—	304
Other borrowings and interest-bearing liabilities	(130)	59	(71)	(45)	75	30
Interest expense	$4,499	$6,974	$11,473	$469	$1,938	$2,407
	$94,065	$12,495	$106,560	$32,441	$3,241	$35,682
__________
(1) For tax exempt loans and tax exempt securities, the amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, our tax equivalent adjustments for tax exempt loans and tax exempt securities were $4.7 million and $3.3 million lower, respectively, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our current year net interest margin (tax equivalent) by 7 basis points.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in thousands)
Incremental accretion income due to:
Federal Deposit Insurance Corporation purchased credit impaired loans	$1,635	$4,107	$5,972
Other acquired loans	10,921	8,689	11,983
Total incremental accretion income	$12,556	$12,796	$17,955
Net interest margin (tax equivalent)	4.33%	4.18%	4.12%
Operating net interest margin (tax equivalent) (1)	4.30%	4.15%	4.01%
__________
(1) Operating net interest margin (tax equivalent) is a Non-GAAP financial measure. See Non-GAAP financial measures section of “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
Comparison of 2018 with 2017
Taxable-equivalent net interest income totaled $486.7 million in 2018, compared with $380.1 million for 2017. The increase in net interest income during 2018 resulted from the increase in the size of the loan and securities portfolios, primarily due to the Pacific Continental acquisition. The increase in net interest income was partially offset by higher interest rates paid on interest-bearing liabilities combined with higher balances of interest-bearing liabilities due to the acquisition.
The Company’s net interest margin (tax equivalent) increased from 4.18% for the year ended December 31, 2017 to 4.33% for the current year due primarily to higher yields on loans as well as higher loan volumes, partially offset by both the rise in the rates paid on deposits and other interest-bearing liabilities as well as the balance in these liabilities. The Company’s operating net interest margin (tax equivalent) increased from 4.15% for the year ended December 31, 2017 to 4.30% for the current year due to higher volumes and rates on loans.
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
The Company’s net interest margin (tax equivalent) increased from 4.12% for the year ended December 31, 2016 to 4.18% for the year ended December 31, 2017 due primarily to higher yields on loans as well as higher loan volumes, partially offset by the decreased impact of accretion income on the loan portfolio. The Company’s operating net interest margin (tax equivalent) increased from 4.01% for the year ended December 31, 2016 to 4.15% for 2017 due to higher volumes and rates on loans.
Provision for Loan and Lease Losses
The Company accounts for the credit risk associated with lending activities through its “Allowance for loan and lease losses” and “Provision for loan and lease losses.” The provision is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the levels deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. For discussion of the methodology used by management in determining the adequacy of the ALLL, see the “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.

The Company recorded provision expense of $14.8 million, $8.6 million and $10.8 million in 2018, 2017 and 2016, respectively. The provision recorded in 2018 included a large charge-off on an agricultural loan as well as management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.
For the years ended December 31, 2018, 2017 and 2016, net loan charge-offs amounted to $7.0 million, $3.0 million, and $8.9 million, respectively.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(dollars in thousands)
Deposit account and treasury management fees	$36,072	$5,691	19%	$30,381	$1,881	7%	$28,500
Card revenue (1)	19,719	(5,908)	(23)%	25,627	2,007	8%	23,620
Financial services and trust revenue	12,135	657	6%	11,478	212	2%	11,266
Loan revenue	11,866	(533)	(4)%	12,399	1,432	13%	10,967
Merchant processing revenue	—	(4,283)	(100)%	4,283	(4,449)	(51)%	8,732
Bank owned life insurance (BOLI)	6,007	627	12%	5,380	834	18%	4,546
Investment securities gains (losses), net	(89)	(78)	709%	(11)	(1,192)	(101)%	1,181
Change in Federal Deposit Insurance Corporation loss-sharing asset	—	447	(100)%	(447)	2,138	(83)%	(2,585)
Gain on sale of merchant card services portfolio	—	(14,000)	(100)%	14,000	14,000	100%	—
Other	2,546	(4,006)	(61)%	6,552	4,697	253%	1,855
Total noninterest income	$88,256	$(21,386)	(20)%	$109,642	$21,560	24%	$88,082
__________

(1)
Beginning January 1, 2018 and pursuant to the adoption of new revenue recognition accounting guidance interchange revenue, included in “Card revenue” above, is presented net of related payment card network expenses. For the year ended December 31, 2018, $5.0 million of such expenses were netted from “Card revenue.”

Comparison of 2018 with 2017
The $21.4 million decrease in noninterest income was principally from the $14.0 million one-time gain on sale of the merchant card services portfolio in 2017. As a result of the merchant card services portfolio sale, we now share with the buyer in merchant services revenue and include such amounts in “Card revenue.” The decrease was also attributable to lower card revenue as we became subject to the interchange fee cap imposed under the Dodd-Frank Act on July 1, 2018, and the change to net presentation of interchange revenue pursuant to the adoption of new revenue recognition accounting guidance, which became effective on January 1, 2018. Specifically, $5.0 million of payment card network expenses for 2018 that would have historically been presented in “other noninterest expense” are now presented in “card revenue.” Partially offsetting these decreases to noninterest income was an increase in deposit account and treasury management fees of $5.7 million, or 19%.

Comparison of 2017 with 2016
The $21.6 million increase in noninterest income was principally from the $14 million gain on sale of the merchant card services portfolio on July 1, 2017. With that sale, we transitioned the delivery of those services from in-house to an outsourced model to better serve our business clients via a broader selection of competitive, best-in-class payment processing solutions. Subsequent to the sale, we ceased recording revenue in “Merchant processing revenue” and began recording our share of net merchant services revenue in “Card revenue.” For the year ended December 31, 2017, that revenue share was $1.1 million. Also contributing to the increase was higher other noninterest income, principally from a BOLI benefit of $4.2 million in 2017, compared to a BOLI benefit of $254 thousand in 2016. Finally, as a result of our termination of loss-sharing in 2017, the change in FDIC loss-sharing asset improved from a charge of $2.6 million in 2016 to a charge of $447 thousand in 2017. However, we also recognized in noninterest expense a $2.4 million charge related to loss-sharing termination.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Years ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(dollars in thousands)
Compensation and employee benefits	$200,199	$30,525	18%	$169,674	$19,392	13%	$150,282
All other noninterest expense:
Occupancy	36,576	4,169	13%	32,407	(1,327)	(4)%	33,734
Merchant processing expense	—	(2,196)	(100)%	2,196	(2,134)	(49)%	4,330
Advertising and promotion	5,584	1,118	25%	4,466	(132)	(3)%	4,598
Data processing	20,235	2,030	11%	18,205	1,717	10%	16,488
Legal and professional services	18,044	2,893	19%	15,151	7,262	92%	7,889
Taxes, license and fees	6,061	1,288	27%	4,773	(412)	(8)%	5,185
Regulatory premiums	3,710	527	17%	3,183	(594)	(16)%	3,777
Net cost of operation of other real estate owned	1,218	750	160%	468	(83)	(15)%	551
Amortization of intangibles	12,236	5,903	93%	6,333	387	7%	5,946
Other (1)	36,627	2,466	7%	34,161	5,799	20%	28,362
Total all other noninterest expense	140,291	18,948	16%	121,343	10,483	9%	110,860
Total noninterest expense	$340,490	$49,473	17%	$291,017	$29,875	11%	$261,142
__________
(1) In the first quarter of 2018, there was a change to net presentation of interchange revenue pursuant to the adoption of new revenue recognition accounting guidance on January 1, 2018. As a result, card revenue for the twelve months ended December 31, 2018 includes $5.0 million of payment card network expenses that would have historically been presented in other noninterest expense.

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$3,620	$8,014	$35
Occupancy	1,619	1,912	2,383
Advertising and promotion	537	467	—
Data processing	963	1,555	18
Legal and professional fees	1,028	4,618	291
Taxes, licenses and fees	—	10	—
Other	894	620	—
Total impact of acquisition-related costs to noninterest expense	$8,661	$17,196	$2,727
Acquisition-related expenses by transaction:
Intermountain	—	—	2,436
Pacific Continental (1)	8,661	17,196	291
Total impact of acquisition-related costs to noninterest expense	$8,661	$17,196	$2,727
__________
(1) The Company completed the acquisition of Pacific Continental on November 1, 2017. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.
Comparison of 2018 with 2017
Noninterest expense was $340.5 million in 2018, an increase of $49.5 million, or 17%, over 2017. Included in noninterest expense were $8.7 million of acquisition-related expenses compared to $17.2 million in 2017. After removing the effect of acquisition-related expenses, noninterest expense increased $58.0 million due to higher compensation and employee benefits, amortization of intangibles, legal and professional fees, and other expenses. The increases in compensation and employee benefits and amortization of intangibles were driven by increases in salaries, benefits, and payroll taxes and amortization of core deposit intangibles. These increases were primarily due to the Pacific Continental acquisition, as 2018 included the full year of the acquired bank expenses compared to the inclusion of only two months of expenses in 2017. The increase in legal and professional fees was driven mainly by an increase in treasury management and legal fees related to nonperforming loans. Other noninterest expenses increased due to increases in software expense and sponsorships and other charitable contributions. These increases were partially offset by a decrease in merchant processing expense. As a result of the 2017 sale of our merchant card services portfolio, we no longer directly incur merchant processing costs.
Comparison of 2017 with 2016
Noninterest expense was $291.0 million in 2017, an increase of $29.9 million, or 11%, over 2016. This increase was driven by higher acquisition-related expenses in 2017 of $17.2 million compared to $2.7 million in 2016. After removing the effect of acquisition-related expenses, noninterest expense increased $15.4 million due to higher compensation and employee benefits stemming from additional personnel costs associated with the Pacific Continental acquisition. Also contributing to the increase was a $2.4 million charge related to termination of FDIC loss-sharing agreements which was recognized in other noninterest expense. Finally, legal and professional fees were higher due to costs from our investment in a customer relationship management application and the search to fill certain executive level positions. These increases were partially offset by a decrease in merchant processing expense. As a result of the 2017 sale of our merchant card services portfolio, we no longer directly incur merchant processing costs.

Income Tax
For the years ended December 31, 2018, 2017 and 2016, we recorded income tax provisions of $39.0 million, $65.2 million and $44.9 million, respectively. The effective tax rate was 18% in 2018, 37% in 2017 and 30% in 2016. Our effective tax rate for 2018 was positively impacted by the Tax Cuts and Jobs Act which was enacted on December 22, 2017. On January 1, 2018, the Tax Cuts and Jobs Act reduced the federal tax rate for corporations from 35% to 21% and changed or limited certain deductions. Our effective tax rate for 2017 was impacted by the re-measurement of our deferred tax assets pursuant to the enactment of the Tax Cuts and Jobs Act. As a result of the lower corporate tax rate, during 2017, we recorded a re-measurement charge of $12.2 million to reduce our deferred tax assets. For 2018 and 2016, our effective tax rates were less than the 21% and 35% federal statutory rates, respectively, primarily due to tax-exempt municipal investment securities income, tax-exempt earnings from bank owned life insurance, and income from loans with favorable tax attributes. For additional information, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Financial Condition
Our total assets increased 3% to $13.10 billion at December 31, 2018 from $12.72 billion at December 31, 2017. Increases in debt securities available for sale, loans and FHLB stock were partially offset by decreases in cash and cash equivalents and other intangible assets. Our available-for-sale debt securities portfolio increased $429.7 million as a result of purchases of securities throughout the year. The loan portfolio, net of the allowance for loan losses, increased $25.1 million as new loan production outpaced loan payoffs and our FHLB stock increased $15.5 million as a result of the required purchase of FHLB stock related to the increase in our FHLB advances. Partially offsetting these increases were decreases in cash and cash equivalents and other intangible assets of $64.9 million and $12.2 million, respectively. Cash and cash equivalents decreased $64.9 million while other intangible assets decreased $12.2 million due to the amortization of the of the core deposit intangible resulting from the acquisition of Pacific Continental Bank.
FHLB advances increased $387.9 million to $399.5 million to supplement the growth in our loan and securities portfolios. Deposit balances decreased $74.0 million, or 1%, to $10.46 billion and securities sold under agreements to repurchase decreased $18.0 million, or 23% to $61.1 million. Total shareholders’ equity increased $83.7 million to $2.03 billion.
Investment Portfolio
We invest in securities to generate revenue for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2018 gross unrealized losses in our securities portfolio were $56.0 million related to 892 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any securities in a loss position nor does available evidence suggest it is more likely than not that management will be required to sell any securities currently in a loss position before the recovery of the amortized cost basis. We review these investments for other-than-temporary impairment on an ongoing basis.
Our investment portfolio increased $429.7 million from the prior year due to purchases of $965.6 million offset by maturities, repayments and sales of $498.0 million, $20.3 million in premium amortization and a $17.6 million increase in net unrealized loss of the investment portfolio.
At December 31, 2018, U.S. government agency and government-sponsored enterprise mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) comprised 69% of our investment portfolio, state and municipal securities were 18%, and government agency and government-sponsored enterprise securities were 13%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 4 years and 7 months at December 31, 2018. This duration takes into account calls, where appropriate, and consensus prepayment speeds.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2018
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$1,377	$1,374	0.37%
Over 1 through 5 years	148,173	145,168	2.95%
Over 5 through 10 years	1,080,202	1,075,363	3.59%
Over 10 years	992,769	966,385	3.27%
Total	$2,222,521	$2,188,290	3.40%
State and municipal securities (2)
Due through 1 year	$65,240	$65,438	3.51%
Over 1 through 5 years	174,650	174,088	2.58%
Over 5 through 10 years	217,128	215,092	2.88%
Over 10 years	122,737	119,705	3.34%
Total	$579,755	$574,323	2.96%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$63,724	$63,181	1.40%
Over 1 through 5 years	243,559	240,344	2.13%
Over 5 through 10 years	100,805	101,062	2.86%
Total	$408,088	$404,587	2.20%
U.S. government securities (1)
Due through 1 year	$251	$248	1.39%
Total	$251	$248	1.39%
 __________

(1)
The maturities reported for mortgage-backed securities, collateralized mortgage obligations, government agency, government-sponsored enterprise, and government securities are based on contractual maturities and principal amortization.

(2)	Yields on fully taxable equivalent basis.
For further information on our investment portfolio, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Federal Home Loan Bank Stock
The FHLB of Des Moines stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2018 the Company held $26.0 million of FHLB Class B stock, $10.0 million of which was membership stock and the remaining $16.0 million was activity based. The FHLB stock is issued, transferred, redeemed, and repurchased at a par value of $100.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total	2014	% of Total
	(dollars in thousands)
Commercial business	$3,438,422	41.0%	$3,377,324	40.4%	$2,551,054	41.1%	$2,362,575	40.6%	$2,119,565	38.9%
Real estate:
One-to-four family residential	238,367	2.8%	188,396	2.3%	170,331	2.7%	176,295	3.0%	175,571	3.2%
Commercial and multifamily residential	3,846,027	45.8%	3,825,739	45.8%	2,719,830	43.7%	2,491,736	42.9%	2,363,541	43.5%
Total real estate	4,084,394	48.6%	4,014,135	48.1%	2,890,161	46.4%	2,668,031	45.9%	2,539,112	46.7%
Real estate construction:
One-to-four family residential	217,790	2.6%	200,518	2.4%	121,887	2.0%	135,874	2.3%	116,866	2.1%
Commercial and multifamily residential	284,394	3.4%	371,931	4.4%	209,118	3.4%	167,413	2.9%	134,443	2.5%
Total real estate construction	502,184	6.0%	572,449	6.8%	331,005	5.4%	303,287	5.2%	251,309	4.6%
Consumer	318,945	3.8%	334,190	4.0%	329,261	5.3%	342,601	5.9%	364,182	6.7%
Purchased credit impaired	89,760	1.1%	112,670	1.3%	145,660	2.3%	180,906	3.1%	230,584	4.2%
Subtotal	8,433,705	100.5%	8,410,768	100.6%	6,247,141	100.5%	5,857,400	100.7%	5,504,752	101.1%
Less: Net unearned income	(42,194)	(0.5)%	(52,111)	(0.6)%	(33,718)	(0.5)%	(42,373)	(0.7)%	(59,374)	(1.1)%
Loans, net of unearned income (before Allowance for Loan and Lease Losses)	$8,391,511	100.0%	$8,358,657	100.0%	$6,213,423	100.0%	$5,815,027	100.0%	$5,445,378	100.0%
Loans held for sale	$3,849		$5,766		$5,846		$4,509		$1,116
At December 31, 2018, total loans, gross of the ALLL were $8.39 billion compared with $8.36 billion in the prior year, an increase of $32.9 million, or 0.4% from the previous year. The increase in the loan portfolio was the result of organic loan production, partially offset by contractual payments and prepayments. Total loans, net of the ALLL represented 63% and 65% of total assets at December 31, 2018 and 2017, respectively.
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

Purchased Credit Impaired Loans (“PCI Loans”): PCI loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. PCI loans are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The Company did not acquire any loans accounted for under ASC 310-30 during 2018 or 2017.
Net unearned income: The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition for the periods indicated:

	2018	2017	2016
Acquisition:	(in thousands)
Pacific Continental	$18,526	$24,556	$—
Intermountain	2,303	3,892	6,599
West Coast	4,578	7,995	13,957
Other	725	(134)	(315)
Total net discount at period end	$26,132	$36,309	$20,241
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2018:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$1,172,226	$1,024,819	$1,250,617	$3,447,662
Real estate construction	276,663	65,474	160,734	502,871
Total	$1,448,889	$1,090,293	$1,411,351	$3,950,533
Fixed rate loans due after 1 year		$727,902	$947,788	$1,675,690
Variable rate loans due after 1 year		362,391	463,563	825,954
Total		$1,090,293	$1,411,351	$2,501,644
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
We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio see “Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit” section and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO, and (iii) OPPO, if applicable. Nonperforming assets totaled $60.9 million, or 0.46% of year end assets at December 31, 2018, compared to $79.5 million, or 0.63% of year end assets at December 31, 2017.
The following table sets forth information with respect to our nonaccrual loans, total nonperforming assets, accruing loans past-due 90 days or more and potential problem loans:

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Nonaccrual:
Commercial business	$35,513	$45,460	$11,555	$9,437	$16,799
Real estate:
One-to-four family residential	1,158	785	568	820	2,822
Commercial and multifamily residential	14,904	13,941	11,187	9,513	7,847
Real estate construction:
One-to-four family residential	318	1,854	563	928	465
Commercial and multifamily residential	—	—	—	—	480
Consumer	2,949	4,149	3,883	766	2,939
Total nonaccrual loans:	54,842	66,189	27,756	21,464	31,352
Other real estate owned and other personal property owned	6,049	13,298	5,998	13,738	22,225
Total nonperforming assets	$60,891	$79,487	$33,754	$35,202	$53,577
Accruing loans past-due 90 days or more	$—	$581	$—	$—	$1,386
Forgone interest on nonperforming loans	$3,615	$2,400	$1,919	$1,287	$2,196
Interest recognized on nonperforming loans	$1,138	$971	$237	$202	$1,327
Potential problem loans	$26,613	$41,642	$31,744	$23,654	$7,846
Allowance for loan and lease losses	$83,369	$75,646	$70,043	$68,172	$69,569
Nonperforming loans to year end loans	0.65%	0.79%	0.45%	0.37%	0.58%
Nonperforming assets to year end assets	0.46%	0.63%	0.35%	0.39%	0.62%
At December 31, 2018, nonperforming loans decreased to 0.65% of year end loans, down from 0.79% of year end loans at December 31, 2017. The largest decrease in nonperforming loans was in commercial business loans, which decreased from $45.5 million, or 69% of nonperforming loans at December 31, 2017 to $35.5 million, or 65% of nonperforming loans at year end 2018.

The following table summarizes activity in nonperforming loans for the period indicated:

	Years Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$66,189	$27,756
Established through acquisitions	—	9,413
Loans placed on nonaccrual or restructured	55,384	62,450
Advances	1,285	412
Charge-offs	(9,025)	(2,182)
Loans returned to accrual status	(11,483)	(8,566)
Repayments (including interest applied to principal)	(47,036)	(23,022)
Transfers to Other Real Estate Owned/Other Personal Property Owned	(472)	(72)
Balance, end of period	$54,842	$66,189
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
The following table summarizes impaired loan financial data at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Impaired loans	$49,104	$69,205
Impaired loans with specific allocations	$13,351	$12,848
Amount of the specific allocations	$2,132	$2,360
Impaired loans with a carrying amount of $49.1 million at December 31, 2018 were subject to specific allocations of allowance for loan and lease losses of $2.1 million and partial charge-offs of $1.6 million during the year. Collateral dependent impaired loans without specific allocations at December 31, 2018 and 2017 either had collateral which exceeded the carrying value of the loans or reflected a partial charge-off to the market value of collateral (less costs to sell), as of the most recent appraisal date. Restructured loans accruing interest totaled $15.3 million and $16.4 million at December 31, 2018 and 2017, respectively.
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
For additional information on our nonperforming loans, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Other Real Estate Owned and Other Personal Property Owned: As of December 31, 2018, there was $6.0 million in OREO and OPPO, which was primarily comprised of property from foreclosed real estate loans which decreased $7.3 million from $13.3 million at December 31, 2017. The decrease was primarily driven by $7.8 million in OREO sales. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status, restructured or impaired, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due, restructured or impaired loans. Potential problem loans totaled $26.6 million at year end 2018, compared to $41.6 million at year end 2017.
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

Analysis of the ALLL
The following table provides an analysis of our loan loss experience by loan type for the last five years:
Changes in Allowance for Loan and Lease Losses and
Unfunded Commitments and Letters of Credit

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Beginning balance, loans excluding PCI loans	$68,739	$59,528	$54,446	$53,233	$52,280
Beginning balance, PCI loans	6,907	10,515	13,726	16,336	20,174
Beginning balance	75,646	70,043	68,172	69,569	72,454
Charge-offs:
Commercial business	(11,719)	(7,613)	(10,068)	(8,266)	(4,289)
Real estate:
One-to-four family residential	—	(460)	(35)	(376)	(230)
Commercial and multifamily residential	(780)	(287)	(89)	(505)	(2,993)
Real estate construction:
One-to-four family residential	—	(14)	(88)	—	—
Consumer	(1,194)	(1,474)	(1,238)	(2,066)	(2,774)
PCI loans	(4,862)	(6,812)	(9,944)	(13,854)	(14,436)
Total charge-offs	(18,555)	(16,660)	(21,462)	(25,067)	(24,722)
Recoveries:
Commercial business	3,427	4,836	2,645	2,336	3,007
Real estate:
One-to-four family residential	408	568	171	307	159
Commercial and multifamily residential	1,031	675	1,402	3,975	940
Real estate construction:
One-to-four family residential	1,616	178	291	193	1,930
Commercial and multifamily residential	—	1	109	8	—
Consumer	1,180	1,187	933	931	1,353
PCI loans	3,847	6,187	7,004	7,329	7,721
Total recoveries	11,509	13,632	12,555	15,079	15,110
Net charge-offs	(7,046)	(3,028)	(8,907)	(9,988)	(9,612)
Provision for loan and lease losses, loans excluding PCI loans	17,050	11,614	11,049	4,676	3,850
Provision (recapture) for loan and lease losses, PCI loans	$(2,281)	$(2,983)	$(271)	$3,915	$2,877
Provision for loan and lease losses	$14,769	$8,631	$10,778	$8,591	$6,727
Ending balance, loans excluding PCI loans	$79,758	$68,739	$59,528	$54,446	$53,233
Ending balance, PCI loans	$3,611	$6,907	$10,515	$13,726	$16,336
Ending balance	$83,369	$75,646	$70,043	$68,172	$69,569
Loans outstanding at end of period (1)	$8,391,511	$8,358,657	$6,213,423	$5,815,027	$5,445,378
Average amount of loans outstanding (1)	$8,409,373	$6,682,259	$6,052,389	$5,609,261	$4,782,369
Allowance for loan and lease losses to period-end loans	0.99%	0.91%	1.13%	1.17%	1.28%
Net charge-offs to average loans outstanding	0.08%	0.05%	0.15%	0.18%	0.20%
Allowance for unfunded commitments and letters of credit
Beginning balance	$3,130	$2,705	$2,930	$2,655	$2,505
Net changes in the allowance for unfunded commitments and letters of credit	1,200	425	(225)	275	150
Ending balance	$4,330	$3,130	$2,705	$2,930	$2,655
 __________

(1)	Excludes loans held for sale.

At December 31, 2018, our ALLL was $83.4 million, or 0.99% of total loans (excluding loans held for sale). This compares with an allowance of $75.6 million, or 0.91% of total loans (excluding loans held for sale) at December 31, 2017.
We have used the same methodology for ALLL calculations during 2018, 2017 and 2016. Adjustments to the percentages of the ALLL allocated to loan categories are made based on trends with respect to delinquencies and problem loans within each loan class. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate. We continue to make revisions to our ALLL as necessary to maintain adequate reserves. The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls.
Allocation of the ALLL
The table below sets forth the allocation of the ALLL by loan category:

	December 31,
	2018		2017		2016		2015		2014
Balance at End of Period Applicable to:	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*	Amount	% of Total Loans*
	(dollars in thousands)
Commercial business	$45,814	40.8%	$31,341	40.2%	$37,010	41.0%	$33,620	40.5%	$26,850	38.8%
Real estate and construction:
One-to-four family residential	6,678	5.4%	5,373	4.6%	1,584	4.7%	1,988	5.3%	5,338	5.3%
Commercial and multifamily residential	20,912	48.9%	26,862	49.9%	17,174	46.8%	14,738	45.4%	16,021	45.4%
Consumer	5,301	3.8%	5,163	4.0%	3,534	5.2%	3,531	5.7%	3,180	6.3%
Purchase credit impaired	3,611	1.1%	6,907	1.3%	10,515	2.3%	13,726	3.1%	16,336	4.2%
Unallocated	1,053	—%	—	—%	226	—%	569	—%	1,844	—%
Total	$83,369	100.0%	$75,646	100.0%	$70,043	100.0%	$68,172	100.0%	$69,569	100.0%
 __________
* Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2018	2017	2016
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,227,216	$5,081,901	$3,944,495
Interest-bearing demand	1,244,254	1,265,212	985,293
Money market	2,367,964	2,543,712	1,791,283
Savings	890,557	861,941	723,667
Certificates of deposit, less than $250,000	243,849	286,791	304,830
Total core deposits	9,973,840	10,039,557	7,749,568
Certificates of deposit, $250,000 or more	89,473	100,399	79,424
Certificates of deposit insured by CDARS®(1)	23,580	25,374	22,039
Brokered certificates of deposit	57,930	78,481	—
Reciprocal money market accounts (1)	313,692	289,031	208,348
Subtotal	10,458,515	10,532,842	8,059,379
Valuation adjustment resulting from acquisition accounting	(389)	(757)	36
Total deposits	$10,458,126	$10,532,085	$8,059,415
_________
(1) For periods prior to June 30, 2018, CDARS and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of the EGRRCPA in May 2018, these items are no longer considered brokered deposits.
Deposits totaled $10.46 billion at December 31, 2018 compared to $10.53 billion at December 31, 2017. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits, excluding time deposits of $250,000 and over, brokered deposits, and reciprocal money market accounts, provide a stable source of low cost funding. Core deposits decreased to $9.97 billion at December 31, 2018 compared with $10.04 billion at December 31, 2017. We anticipate growth in our core deposits through both the addition of new customers and our current client base.
At December 31, 2018, brokered deposits, other wholesale deposits, and reciprocal money market accounts (excluding public deposits) totaled $395.2 million or 3.8% of total deposits compared to $392.9 million or 3.7% of total deposits, at year-end 2017. The brokered certificates of deposit were assumed in our acquisition of Pacific Continental. The reciprocal money market account program, which is similar to the Certificate of Deposit Account Registry Service (“CDARS®”) program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2018, public deposits held by the Company totaled $456.6 million compared to $467.3 million at December 31, 2017. Uninsured public deposit balances decreased from $405.8 million at December 31, 2017 to $394.8 million at December 31, 2018. The Company is required to collateralize 50% of Washington state and 40% of Oregon state public deposits. For additional information regarding the collateral for these deposits, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts and brokered time deposits) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2018
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$74,858	0.7%	$22,175	0.2%
Over 3 through 6 months	17,495	0.2%	14,632	0.1%
Over 6 through 12 months	29,850	0.3%	11,824	0.1%
Over 12 months	37,718	0.3%	31,930	0.4%
Total	$159,921	1.5%	$80,561	0.8%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2018		2017		2016
	Average Deposits	Rate	Average Deposits	Rate	Average Deposits	Rate
	(dollars in thousands)
Interest bearing demand	$1,256,205	0.20%	$1,031,719	0.09%	$952,135	0.07%
Money market	2,773,208	0.26%	2,158,656	0.14%	1,993,283	0.09%
Savings	885,433	0.02%	774,340	0.01%	698,687	0.01%
Certificates of deposit	452,756	0.49%	406,406	0.16%	426,296	0.12%
Total interest-bearing deposits	5,367,602	0.23%	4,371,121	0.11%	4,070,401	0.08%
Demand and other non-interest bearing	5,042,802		4,111,229		3,703,908
Total average deposits	$10,410,404		$8,482,350		$7,774,309
Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the FHLB Des Moines and Federal Reserve Bank (“FRB”) as well as securities repurchase agreements. FHLB and FRB borrowings are secured by our loan portfolio and investment securities. Securities repurchase agreements are secured by investment securities. For additional information on our borrowings, see Notes 11, 12, 13, and 14, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
The Company had off-balance sheet loan commitments aggregating $2.62 billion at both December 31, 2018 and 2017. Standby letters of credit were $28.3 million at December 31, 2018, a decrease from $51.3 million at December 31, 2017. In addition, there were no commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at December 31, 2018, while there were $159 thousand at December 31, 2017.

Contractual Obligations & Commitments
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, and commitments to extend credit. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2018
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Operating & equipment leases	$10,947	$18,495	$14,898	$18,703	$63,043
Total deposits (1)	10,335,628	95,010	23,581	3,907	10,458,126
Federal Home Loan Bank advances (1)	392,000	—	2,000	5,000	399,000
Subordinated debentures (1)	—	—	—	35,000	35,000
Other borrowings (1)	61,094	—	—	—	61,094
Total	$10,799,669	$113,505	$40,479	$62,610	$11,016,263
__________
(1) In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
For additional information regarding future financial commitments, see Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, securities repurchase agreements and other borrowings. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and core deposits have proved to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $1.62 billion and $107.1 million, respectively, at December 31, 2018, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders and cover operating expenses.
In addition, we have a shelf registration statement on file with the SEC registering an unspecified amount of any combination of debt or equity securities, depositary shares, purchase contracts, units and warrants in one or more offerings. Specific information regarding the terms of and the securities being offered will be provided at the time of any offering. Proceeds from any future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any offering.

Capital
Our shareholders’ equity increased to $2.03 billion at December 31, 2018, from $1.95 billion at December 31, 2017. Shareholders’ equity was 15.53% and 15.33% of total assets at December 31, 2018 and 2017. Dividends per common share were $1.14 and $0.88, for the years ended December 31, 2018 and 2017.
Regulatory Capital. In July 2013, the federal bank regulators approved the Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions, which was completed as of January 1, 2019. We believe that, as of December 31, 2018, we and the Bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
Basel III also introduced a new capital conservation buffer, composed entirely of CET1, on top of the minimum risk- weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets or total capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at a 0.625% level and increased by 0.625% on each subsequent January 1 until reaching 2.5% on January 1, 2019. The Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at December 31, 2018 and 2017.
The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2018 and 2017:

	Company		Columbia Bank		Requirements
	2018	2017	2018	2017	Adequately Capitalized	Well- Capitalized
Common Equity Tier 1 risk-based capital ratio	12.7401%	11.7421%	12.9576%	12.0133%	4.50%	6.50%
Tier 1 risk-based capital ratio	12.7401%	11.8196%	12.9576%	12.0133%	6.00%	8.00%
Total risk-based capital ratio	13.9920%	12.9796%	13.8494%	12.8123%	8.00%	10.00%
Leverage ratio	10.2444%	10.9611%	10.4185%	10.8186%	4.00%	5.00%
Stock Repurchase Program
On November 14, 2018, as modified on January 23, 2019, the board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million.
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by diluted earnings per share):

	Years ended December 31,
	2018	2017	2016
Dividends paid per common share	$1.14	$0.88	$1.53
Dividend payout ratio (1)	48%	47%	85%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
For additional information regarding dividends declared during 2018 and 2017, including special dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

Subsequent to year end, on January 24, 2019 the Company declared a quarterly cash dividend of $0.28 per share and a special cash dividend of $0.14 payable on February 20, 2019, to shareholders of record at the close of business on February 6, 2019.
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

	December 31,
	2018	2017
	(dollars in thousands)
Shareholders’ equity	$2,033,649	$1,949,922
Goodwill	(765,842)	(765,842)
Other intangible assets, net	(45,937)	(58,173)
Tangible common equity (a)	1,221,870	1,125,907
Total assets	13,095,145	12,716,886
Goodwill	(765,842)	(765,842)
Other intangible assets, net	(45,937)	(58,173)
Tangible assets (b)	$12,283,366	$11,892,871
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$9,838,148	$9,864,129
Ratios
Tangible common equity to tangible assets (a)/(b)	9.95%	9.47%
Tangible common equity to risk-weighted assets (a)/(c)	12.42%	11.41%

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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2018	2017	2016
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$486,667	$380,107	$344,425
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC purchased credit impaired loans	(1,635)	(4,107)	(5,972)
Incremental accretion income on other acquired loans	(10,921)	(8,689)	(11,983)
Premium amortization on acquired securities	7,736	6,636	7,738
Correction of immaterial error - securities premium amortization	—	1,771	—
Interest reversals on nonaccrual loans	1,564	1,766	1,072
Operating net interest income (tax equivalent) (1)	$483,411	$377,484	$335,280
Average interest earning assets	$11,241,321	$9,098,276	$8,363,309
Net interest margin (tax equivalent) (1)	4.33%	4.18%	4.12%
Operating net interest margin (tax equivalent) (1)	4.30%	4.15%	4.01%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $7.8 million, $12.1 million and $10.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of our tax equivalent adjustment for 2018 was impacted by the lower federal corporate tax rate. As a result, for the twelve months ended December 31, 2018, our tax equivalent adjustments for tax exempt loans was lower by $4.7 million and tax exempt securities was lower by $3.3 million, than they would have been utilizing the prior federal corporate tax rate. This change in federal corporate tax rate negatively impacted our year-to-date net interest margin (tax equivalent) by 7 basis points.

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
Based on the results of the simulation model as of December 31, 2018, we would expect decreases in net interest income of $7.1 million and $31.3 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $6.2 million and $31.0 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
On January 23, 2019, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional based on one month LIBOR. The Company has designated this as a cash flow hedge. This transaction was entered into to minimize the decrease in net interest income if interest rates decline over the next five years.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2018. The amounts in the table are derived from our internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.

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

December 31, 2018	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$17,407	$—	$—	$—	$17,407
Loans, net of deferred fees	3,082,077	986,472	3,239,351	1,083,611	8,391,511
Loans held for sale	3,849	—	—	—	3,849
Investments	218,867	368,907	1,482,294	1,123,340	3,193,408
Total interest-earning assets	$3,322,200	$1,355,379	$4,721,645	$2,206,951	11,606,175
Allowance for loan and lease losses					(83,369)
Cash and due from banks					260,180
Premises and equipment, net					168,788
Other assets					1,143,371
Total assets					$13,095,145
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$4,816,467	$—	$—	$—	$4,816,467
Time deposits	137,504	154,774	118,258	3,907	414,443
Subordinated debentures	—	—	35,462	—	35,462
Borrowings	453,094	—	2,000	5,523	460,617
Total interest-bearing liabilities	$5,407,065	$154,774	$155,720	$9,430	5,726,989
Other liabilities					5,334,507
Total liabilities					11,061,496
Shareholders’ equity					2,033,649
Total liabilities and shareholders’ equity					$13,095,145
Interest-bearing liabilities as a percent of total interest-earning assets	46.59%	1.33%	1.34%	0.08%
Rate sensitivity gap	$(2,084,865)	$1,200,605	$4,565,925	$2,197,521
Cumulative rate sensitivity gap	$(2,084,865)	$(884,260)	$3,681,665	$5,879,186
Rate sensitivity gap as a percentage of interest-earning assets	(17.96)%	10.34%	39.34%	18.93%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(17.96)%	(7.62)%	31.72%	50.66%
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2018, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 27, 2019
Seattle, Washington

We have served as the Company’s auditor since 1997.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED BALANCE SHEETS

			December 31,
			2018	2017
			(in thousands)
ASSETS
Cash and due from banks			$260,180	$244,615
Interest-earning deposits with banks			17,407	97,918
Total cash and cash equivalents			277,587	342,533
Debt securities available for sale at fair value			3,167,448	2,737,751
Equity securities at fair value			—	5,080
Federal Home Loan Bank stock at cost			25,960	10,440
Loans held for sale			3,849	5,766
Loans, net of unearned income			8,391,511	8,358,657
Less: allowance for loan and lease losses			83,369	75,646
Loans, net			8,308,142	8,283,011
Interest receivable			45,323	40,881
Premises and equipment, net			168,788	169,490
Other real estate owned			6,019	13,298
Goodwill			765,842	765,842
Other intangible assets, net			45,937	58,173
Other assets			280,250	284,621
Total assets			$13,095,145	$12,716,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,227,216	$5,081,901
Interest-bearing			5,230,910	5,450,184
Total deposits			10,458,126	10,532,085
Federal Home Loan Bank advances			399,523	11,579
Securities sold under agreements to repurchase			61,094	79,059
Subordinated debentures			35,462	35,647
Junior subordinated debentures			—	8,248
Other liabilities			107,291	100,346
Total liabilities			11,061,496	10,766,964
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
December 31,
	2018	2017
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	73,249	73,020	1,642,246	1,634,705
Retained earnings			426,708	337,442
Accumulated other comprehensive loss			(35,305)	(22,225)
Total shareholders’ equity			2,033,649	1,949,922
Total liabilities and shareholders’ equity			$13,095,145	$12,716,886

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2018	2017	2016
	(in thousands except per share amounts)
Interest Income
Loans	$428,197	$324,229	$291,465
Taxable securities	55,969	38,659	35,167
Tax-exempt securities	12,201	11,045	11,121
Deposits in banks	702	813	216
Total interest income	497,069	374,746	337,969
Interest Expense
Deposits	12,105	4,800	3,134
Federal Home Loan Bank advances	3,750	1,078	671
Subordinated debentures	1,871	304	—
Other borrowings	504	575	545
Total interest expense	18,230	6,757	4,350
Net Interest Income	478,839	367,989	333,619
Provision for loan and lease losses	14,769	8,631	10,778
Net interest income after provision for loan and lease losses	464,070	359,358	322,841
Noninterest Income
Deposit account and treasury management fees	36,072	30,381	28,500
Card revenue	19,719	25,627	23,620
Financial services and trust revenue	12,135	11,478	11,266
Loan revenue	11,866	12,399	10,967
Merchant processing revenue	—	4,283	8,732
Bank owned life insurance	6,007	5,380	4,546
Investment securities gains (losses), net	(89)	(11)	1,181
Gain on sale of merchant card services portfolio	—	14,000	—
Change in Federal Deposit Insurance Corporation ("FDIC") loss-sharing asset	—	(447)	(2,585)
Other	2,546	6,552	1,855
Total noninterest income	88,256	109,642	88,082
Noninterest Expense
Compensation and employee benefits	200,199	169,674	150,282
Occupancy	36,576	32,407	33,734
Merchant processing expense	—	2,196	4,330
Advertising and promotion	5,584	4,466	4,598
Data processing	20,235	18,205	16,488
Legal and professional fees	18,044	15,151	7,889
Taxes, licenses and fees	6,061	4,773	5,185
Regulatory premiums	3,710	3,183	3,777
Net cost of operation of other real estate owned	1,218	468	551
Amortization of intangibles	12,236	6,333	5,946
Other	36,627	34,161	28,362
Total noninterest expense	340,490	291,017	261,142
Income before income taxes	211,836	177,983	149,781
Income tax provision	38,954	65,155	44,915
Net Income	$172,882	$112,828	$104,866
Earnings Per Common Share
Basic	$2.36	$1.86	$1.81
Diluted	$2.36	$1.86	$1.81
Weighted average number of common shares outstanding	72,385	59,882	57,184
Weighted average number of diluted common shares outstanding	72,390	59,888	57,193

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$172,882	$112,828	$104,866
Other comprehensive income (loss), net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale securities arising during the period, net of tax of $4,067, $1,932 and $7,025	(13,425)	(3,391)	(12,338)
Reclassification adjustment of net gain (loss) from sale of available for sale securities included in income, net of tax of $25, ($4) and $429	(81)	7	(752)
Net unrealized loss from securities, net of reclassification adjustment	(13,506)	(3,384)	(13,090)
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) and plan amendments during the period, net of tax of ($7), ($2,287) and $22	24	4,017	(39)
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of ($74), ($127) and ($243)	245	223	425
Pension plan liability adjustment, net	269	4,240	386
Other comprehensive income (loss)	(13,237)	856	(12,704)
Comprehensive income	$159,645	$113,684	$92,162

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2016	9	$2,217	57,724	$990,281	$255,925	$(6,295)	$1,242,128
Net income	—	—	—	—	104,866	—	104,866
Other comprehensive loss	—	—	—	—	—	(12,704)	(12,704)
Issuance of common stock - stock option and other plans	—	—	50	1,349	—	—	1,349
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	306	5,009	—	—	5,009
Activity in deferred compensation plan	—	—	—	(11)	—	—	(11)
Tax benefit associated with share-based compensation	—	—	—	334	—	—	334
Purchase and retirement of common stock	—	—	(38)	(1,125)	—	—	(1,125)
Preferred dividends ($1.53 per common share equivalent)	—	—	—	—	(157)	—	(157)
Cash dividends declared on common stock ($1.53 per share)	—	—	—	—	(88,677)	—	(88,677)
Balance at December 31, 2016	9	$2,217	58,042	$995,837	$271,957	$(18,999)	$1,251,012
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-09				184	(117)	—	67
Adjustment pursuant to adoption of ASU 2018-02				—	4,082	(4,082)	—
Net income	—	—	—	—	112,828	—	112,828
Other comprehensive income	—	—	—	—	—	856	856
Issuance of common stock - acquisition related	—	—	14,642	636,385	—	—	636,385
Issuance of common stock - stock option and other plans	—	—	49	1,980	—	—	1,980
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	241	7,745	—	—	7,745
Preferred stock conversion to common stock	(9)	(2,217)	102	2,217	—	—	—
Activity in deferred compensation plan	—	—	—	1	—	—	1
Purchase and retirement of common stock	—	—	(56)	(2,299)	—	—	(2,299)
Cash settlement of acquired equity awards	—	—	—	(7,345)	—	—	(7,345)
Cash dividends declared on common stock ($0.88 per share)	—	—	—	—	(51,308)	—	(51,308)
Balance at December 31, 2017	—	$—	73,020	$1,634,705	$337,442	$(22,225)	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	—	—	(157)	157	—
Net income	—	—	—	—	172,882	—	172,882
Other comprehensive loss	—	—	—	—	—	(13,237)	(13,237)
Issuance of common stock - stock option and other plans	—	—	46	1,857	—	—	1,857
Issuance of common stock - restricted stock awards, net of canceled awards	—	—	246	8,354	—	—	8,354
Activity in deferred compensation plan	—	—	—	7	—	—	7
Purchase and retirement of common stock	—	—	(63)	(2,677)	—	—	(2,677)
Cash dividends declared on common stock ($1.14 per share)	—	—	—	—	(83,459)	—	(83,459)
Balance at December 31, 2018	—	$—	73,249	$1,642,246	$426,708	$(35,305)	$2,033,649
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Flows From Operating Activities
Net income	$172,882	$112,828	$104,866
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	14,769	8,631	10,778
Stock-based compensation expense	8,354	7,745	5,009
Depreciation, amortization and accretion	32,971	31,101	34,542
Investment securities loss (gain), net	89	11	(1,181)
Net realized loss (gain) on sale of premises and equipment and loans held for investment	316	(139)	157
Net realized loss on sale and valuation adjustments of other real estate owned	1,218	495	629
Gain on sale of merchant card services portfolio	—	(14,000)	—
Gain on bank owned life insurance death benefit	—	(4,193)	—
Termination of FDIC loss share agreements charge	—	2,409	—
Originations of loans held for sale	(133,945)	(133,460)	(110,467)
Proceeds from sales of loans held for sale	135,862	133,540	109,130
Deferred income tax expense	108	22,431	1,846
Net change in:
Interest receivable	(4,442)	(2,980)	(2,197)
Interest payable	164	131	(93)
Other assets	2,176	(25,471)	(15,917)
Other liabilities	6,679	(10,554)	8,745
Net cash provided by operating activities	237,201	128,525	145,847
Cash Flows From Investing Activities
Loans originated, net of principal collected	2,069	(273,927)	(402,146)
Purchases of:
Debt securities available for sale	(965,585)	(355,607)	(569,825)
Loans held for investment	(46,969)	—	—
Premises and equipment	(11,328)	(6,495)	(4,520)
Federal Home Loan Bank stock	(197,440)	(92,040)	(59,599)
Proceeds from:
FDIC reimbursement on loss-sharing asset	—	26	927
Sales of debt securities available for sale	32,330	30,403	124,142
Sales of equity securities	4,808	—	—
Principal repayments and maturities of securities available for sale	465,747	283,874	284,218
Sales of premises and equipment and loans held for investment	16,030	12,422	9,643
Sale of merchant card services portfolio	—	14,000	—
Redemption of Federal Home Loan Bank stock	181,920	98,924	62,081
Sales of other real estate and other personal property owned	7,261	2,590	8,158
Bank owned life insurance death benefit	5,074	10,745	—
Payment to FDIC to terminate loss-sharing agreements	—	(4,666)	—
Payments to FDIC related to loss-sharing asset	—	(210)	(1,632)
Net cash received in business combinations	—	80,472	—
Net cash used in investing activities	(506,083)	(199,489)	(548,553)

COLUMBIA BANKING SYSTEM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(73,591)	353,797	620,785
Net increase (decrease) in sweep repurchase agreements	7,035	(3,380)	(18,877)
Proceeds from:
Exercise of stock options	1,857	1,980	1,349
Federal Home Loan Bank advances	4,936,000	2,301,000	1,392,000
Federal Reserve Bank borrowings	5,010	10	10
Payments for:
Repayment of Federal Home Loan Bank advances	(4,548,000)	(2,397,000)	(1,454,000)
Repayment of Federal Reserve Bank borrowings	(5,010)	(10)	(10)
Preferred stock dividends	—	—	(157)
Common stock dividends	(83,440)	(51,308)	(88,677)
Repayment of junior subordinated debentures	(8,248)	(6,186)	—
Repayment of term repurchase agreement	(25,000)	—	—
Cash settlement of acquired equity awards	—	(7,345)	—
Purchase and retirement of common stock	(2,677)	(2,299)	(1,125)
Excess tax benefit from stock-based compensation	—	—	344
Net cash provided by financing activities	203,936	189,259	451,642
Increase (decrease) in cash and cash equivalents	(64,946)	118,295	48,936
Cash and cash equivalents at beginning of period	342,533	224,238	175,302
Cash and cash equivalents at end of period	$277,587	$342,533	$224,238

Supplemental Information:
Cash paid during the year for:
Interest	$18,066	$6,626	$4,444
Income tax	$24,067	$59,071	$32,723
Non-cash investing and financing activities
Loans transferred to other real estate owned	$1,200	$106	$1,047
Share-based consideration issued in business combinations	$—	$636,385	$—
Premises and equipment expenditures incurred but not yet paid	$195	$—	$—
Change in dividends payable on unvested shares included in other liabilities	$19	$—	$—

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017 and 2016

1.	Summary of Significant Accounting Policies and Reclassifications
Organization
Columbia Banking System, Inc. (the “Corporation,” “we,” “our,” “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). The Bank provides a full range of financial services through 150 branch locations, including 74 in the State of Washington, 62 in Oregon and 14 in Idaho. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and Columbia Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
Cash and cash equivalents
Cash and cash equivalents include cash and due from banks, and interest-bearing balances due from correspondent banks and the Federal Reserve Bank (“FRB”). Cash equivalents have a maturity of 90 days or less at the time of purchase.
Securities
Securities are classified based on management’s intention on the date of purchase. All securities are classified as available for sale and are presented at fair value. Unrealized gains or losses on securities available for sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Purchase premiums or discounts on securities available for sale are amortized or accreted into income using the interest method over the terms of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other-than-temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than-temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security.
In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management also considers whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in “Other comprehensive income (loss), net of tax.” A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment, if any, is presented in the Consolidated Statements of Income with a reduction for the amount of other-than-temporary impairment that is recognized in “Other Comprehensive Income,” if any.

Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.
Federal Home Loan Bank Stock
The Company holds shares of Class B stock issued by the Federal Home Loan Bank (“FHLB”) of Des Moines, which has been designated as FHLB membership stock or FHLB activity based stock in accordance with the capital plan of the FHLB. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year-end assets, subject to a $10 million cap. Class B stock may be redeemed, subject to certain limitations, on five years’ written notice to the FHLB. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. Our FHLB stock is carried at par value because the shares are issued, transferred, redeemed, and repurchased by the FHLB at a par value of $100. The FHLB stock is subject to recoverability testing per the Financial Services-Depository and Lending topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
Loans
Loans, excluding purchased credit impaired loans, are generally carried at the unpaid principal balance, net of purchase premiums, purchase discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination fees less direct loan origination costs. Net deferred loan fees, purchase premiums and purchase discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The interest method is used for all loans except revolving loans, for which the straight-line method is used. Interest income is accrued as earned. Fees related to lending activities, other than the origination or purchase of loans, are recognized as noninterest income during the period the related services are performed.
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
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 17, “Commitments and Contingent Liabilities.”
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
Other Real Estate Owned
Other real estate owned (“OREO”) is composed of real estate acquired by the Company through either foreclosure or deed in lieu of foreclosure in satisfaction of debt. At acquisition, OREO is recorded at fair value less estimated costs to sell. Any fair value adjustments at acquisition are charged to the allowance, or in the event of a write-up without previous losses charged to the allowance, a credit to earnings is recorded. The fair value of the OREO is based upon a current appraisal or a letter of intent to purchase. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO in the period in which they are identified. Improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
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

Identified intangible assets are amortized on an accelerated basis over the period benefited. Intangible assets are also evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections. At December 31, 2018, intangible assets included in the Consolidated Balance Sheets principally consisted of core deposit intangibles with an original estimated life of 10 years.
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
Earnings per Common Share
The Company’s capital structure includes common shares, restricted common share awards, common share options, and, during 2016 and a portion of 2017, convertible preferred shares. Restricted common share awards participate in dividends declared on common shares at the same rate as common shares. Convertible preferred shares participated in dividends declared on common shares on an “as if converted” basis. Restricted common share awards and convertible preferred shares are considered participating securities under the Earnings per Share topic of the FASB ASC.
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
The Company issues restricted common share awards which generally vest over a four-year period and have full voting rights. Pursuant to our new equity incentive plan approved in 2018, for any awards issued under the new plan, the holder accrues dividends, which are paid out when the shares vest. For any awards granted prior to the new plan, the holder receives dividends whether or not the shares have vested. Restricted stock is valued at the closing price of the Company’s stock on the date of an award.

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
Accounting Pronouncements Recently Issued

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact that this guidance will have on its Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company will follow the amendments in this ASU for its new hedge activity as described in Note 28, “Subsequent Events.”
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
Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. The Company has engaged a third-party vendor to assist in the CECL calculation and has an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal controls over financial reporting, capital planning and seeking process approval from audit and regulatory stakeholders.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. This model differs from the current lease accounting model, which does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. The FASB has subsequently issued ASU 2018-11, which allows for an additional (optional) transition method, and ASU 2018-20, which provides additional guidance on implementations issues for lessors. Early adoption is permitted. During 2017, the Company selected a third-party lease accounting application to assist in the implementation of this new guidance. During 2018, the Company assessed the impact to our internal controls over financial reporting and documented the new lease accounting process. The Company will adopt the new standard effective January 1, 2019 utilizing the transition method allowed under ASU 2018-11 and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. We will also elect to keep leases with an initial term of 12 months or less off the balance sheet. We expect the adoption of the new standard will result in an increase in other assets and an increase in other liabilities of $49.2 million and $48.2 million, respectively, on January 1, 2019. Additionally, the Company will recognize a cumulative effect adjustment upon adoption to increase the beginning balance of retained earnings by $1.0 million on January 1, 2019 for the remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. We do not expect a material impact to our Consolidated Statement of Income as a result of this ASU.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted the amendments of ASU 2016-01 effective January 1, 2018 and recorded a cumulative effect adjustment of $157 thousand to retained earnings related to the unrealized holding losses on equity securities with readily determinable fair value included in accumulated other comprehensive loss. The Company also added a separate line item on the Consolidated Balance Sheet for equity securities at fair value and reclassified amounts previously included in securities available for sale at fair value to conform to current period presentation. In addition, as required by the ASU, the fair value disclosure for loans is computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 20, “Fair Value Accounting and Measurement.”
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
On January 1, 2018, we adopted the accounting guidance in ASU 2014-09 and all the related amendments (“Topic 606”) using the modified retrospective method for all contracts that have not been completed (i.e. open contracts). Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the year ended December 31, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. See Note 27, “Revenue from Contracts with Customers,” for more information.
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
See Note 9, “Goodwill and Other Intangible Assets,” for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2017 to December 31, 2018. Disclosure of the amount of Pacific Continental’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

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

	Unaudited Pro Forma for the
	Years Ended December 31,
	2017	2016
	(in thousands, except per share amounts)
Total revenues (net interest income plus noninterest income)	$571,944	$520,419
Net income	$149,859	$124,550
Earnings per share - basic	$2.23	$1.86
Earnings per share - diluted	$2.23	$1.86
The following table shows the impact of the acquisition-related expenses related to the acquisition of Pacific Continental for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Noninterest Expense
Compensation and employee benefits	$3,620	$8,014	$—
Occupancy	1,619	1,912	—
Advertising and promotion	537	467	—
Data processing	963	1,555	—
Legal and professional fees	1,028	4,618	291
Taxes, licenses and fees	—	10	—
Other	894	620	—
Total impact of acquisition-related costs to noninterest expense	$8,661	$17,196	$291

3.	Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2018 and 2017 was approximately $110.2 million and $76.5 million, respectively, and was met by holding cash and maintaining an average balance with the FRB.

4.	Securities
At December 31, 2018 the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and state and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,222,521	$9,236	$(43,467)	$2,188,290
State and municipal securities	579,755	2,328	(7,760)	574,323
U.S. government agency and government-sponsored enterprise securities	408,088	1,235	(4,736)	404,587
U.S. government securities	251	—	(3)	248
Total	$3,210,615	$12,799	$(55,966)	$3,167,448
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,752,236	$1,815	$(27,326)	$1,726,725
State and municipal securities	593,940	6,023	(3,959)	596,004
U.S. government agency and government-sponsored enterprise securities	416,894	642	(2,762)	414,774
U.S. government securities	251	—	(3)	248
Total	$2,763,321	$8,480	$(34,050)	$2,737,751
The following table provides the proceeds and both gross realized gains and losses on the sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Proceeds from sales and calls of debt securities available for sale	$32,330	$30,403	$124,142

Gross realized gains from sales of debt securities available for sale	$235	$111	$1,181
Gross realized losses from sales of debt securities available for sale	(129)	(122)	—
Other securities losses, net (1)	(195)	—	—
Investment securities gains (losses), net	$(89)	$(11)	$1,181
__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

Year Ended December 31,
2018
(in thousands)
Net gains and losses recognized during the period on equity securities	$195
Less: Net gains and losses recognized during the period on equity securities sold during the period.	(195)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date.	$—

The scheduled contractual maturities of debt securities available for sale at December 31, 2018 are presented as follows:

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$130,592	$130,241
Due after one year through five years	566,382	559,600
Due after five years through ten years	1,398,135	1,391,517
Due after ten years	1,115,506	1,086,090
Total debt securities available for sale	$3,210,615	$3,167,448
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31,
	2018	2017
	(in thousands)
Washington and Oregon State to secure public deposits	$276,343	$245,222
Federal Reserve Bank to secure borrowings	52,303	52,917
Other securities pledged	138,492	121,244
Total securities pledged as collateral	$467,138	$419,383

The following tables show the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$154,622	$(972)	$1,301,387	$(42,495)	$1,456,009	(43,467)
State and municipal securities	106,292	(581)	280,496	(7,179)	386,788	(7,760)
U.S. government agency and government-sponsored enterprise securities	15,392	(45)	291,435	(4,691)	306,827	(4,736)
U.S. government securities	—	—	247	(3)	247	(3)
Total	$276,306	$(1,598)	$1,873,565	$(54,368)	$2,149,871	$(55,966)
December 31, 2017
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$816,678	$(6,710)	$717,211	$(20,616)	$1,533,889	$(27,326)
State and municipal securities	220,019	(1,723)	75,172	(2,236)	295,191	(3,959)
U.S. government agency and government-sponsored enterprise securities	184,046	(1,006)	155,983	(1,756)	340,029	(2,762)
U.S. government securities	249	(3)	—	—	249	(3)
Total	$1,220,992	$(9,442)	$948,366	$(24,608)	$2,169,358	$(34,050)
At December 31, 2018, there were 442 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 397 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.
At December 31, 2018, there were 408 state and municipal government securities in an unrealized loss position, of which 313 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2018, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities is investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.
At December 31, 2018, there were 41 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 39 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.
At December 31, 2018, there was one U.S. government security in an unrealized loss position, which was in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2018.

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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	December 31,
	2018			2017
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,438,422	$9,240	$3,447,662	$3,377,324	$12,628	$3,389,952
Real estate:
One-to-four family residential	238,367	8,017	246,384	188,396	12,395	200,791
Commercial and multifamily residential	3,846,027	62,910	3,908,937	3,825,739	75,594	3,901,333
Total real estate	4,084,394	70,927	4,155,321	4,014,135	87,989	4,102,124
Real estate construction:
One-to-four family residential	217,790	153	217,943	200,518	177	200,695
Commercial and multifamily residential	284,394	534	284,928	371,931	607	372,538
Total real estate construction	502,184	687	502,871	572,449	784	573,233
Consumer	318,945	8,906	327,851	334,190	11,269	345,459
Less: Net unearned income	(42,194)	—	(42,194)	(52,111)	—	(52,111)
Total loans, net of unearned income	8,301,751	89,760	8,391,511	8,245,987	112,670	8,358,657
Less: Allowance for loan and lease losses	(79,758)	(3,611)	(83,369)	(68,739)	(6,907)	(75,646)
Total loans, net	$8,221,993	$86,149	$8,308,142	$8,177,248	$105,763	$8,283,011
Loans held for sale	$3,849	$—	$3,849	$5,766	$—	$5,766
At December 31, 2018 and 2017, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.6 million and $10.0 million at December 31, 2018 and 2017, respectively. During 2018, advances on related party loans totaled $14 thousand and repayments on related party loans totaled $342 thousand.
At December 31, 2018 and 2017, $3.22 billion and $2.25 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances. The Company has also pledged $82.0 million and $70.2 million of commercial loans to the FRB for additional borrowing capacity at December 31, 2018 and 2017, respectively.
Nonaccrual loans totaled $54.8 million and $66.2 million at December 31, 2018 and 2017, respectively. The amount of interest income foregone as a result of these loans being placed on nonaccrual status totaled $3.6 million for 2018, $2.4 million for 2017 and $1.9 million for 2016. There were no loans 90 days past due and still accruing interest as of December 31, 2018 and 2017. At December 31, 2018 and 2017, there were $2.1 million and $2.0 million, respectively, of commitments of additional funds for loans accounted for on a nonaccrual basis.

The following is an analysis of nonaccrual loans as of December 31, 2018 and 2017:

	December 31,
	2018		2017
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$35,504	$45,072	$45,410	$56,865
Unsecured	9	9	50	49
Real estate:
One-to-four family residential	1,158	1,178	785	1,182
Commercial and multifamily residential:
Commercial land	2,261	2,270	2,628	2,623
Income property	2,721	3,062	4,284	5,410
Owner occupied	9,922	10,300	7,029	7,270
Real estate construction:
One-to-four family residential:
Land and acquisition	318	318	25	26
Residential construction	—	—	1,829	1,828
Consumer	2,949	3,149	4,149	4,633
Total	$54,842	$65,358	$66,189	$79,886

Loans, excluding purchased credit impaired loans
The following is an aging of the recorded investment of the loan portfolio as of December 31, 2018 and 2017:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,267,709	$5,864	$3,624	$—	$9,488	$35,504	$3,312,701
Unsecured	111,868	240	—	—	240	9	112,117
Real estate:
One-to-four family residential	233,941	694	233	—	927	1,158	236,026
Commercial and multifamily residential:
Commercial land	283,416	—	—	—	—	2,261	285,677
Income property	1,910,505	5,009	2,241	—	7,250	2,721	1,920,476
Owner occupied	1,606,085	1,744	—	—	1,744	9,922	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	—	—	—	318	4,417
Residential construction	212,303	93	—	—	93	—	212,396
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	—	194,912
Owner occupied	79,805	7,258	—	—	7,258	—	87,063
Consumer	314,008	1,057	201	—	1,258	2,949	318,215
Total	$8,218,651	$21,959	$6,299	$—	$28,258	$54,842	$8,301,751
	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,185,321	$2,530	$2,400	$—	$4,930	$45,410	$3,235,661
Unsecured	123,524	100	501	—	601	50	124,175
Real estate:
One-to-four family residential	184,256	1,111	402	—	1,513	785	186,554
Commercial and multifamily residential:
Commercial land	292,680	92	—	581	673	2,628	295,981
Income property	1,898,655	2,426	971	—	3,397	4,284	1,906,336
Owner occupied	1,590,004	2,485	468	—	2,953	7,029	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	—	—	—	25	9,907
Residential construction	187,862	—	—	—	—	1,829	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	—	293,028
Owner occupied	72,443	—	—	—	—	—	72,443
Consumer	325,928	1,446	702	—	2,148	4,149	332,225
Total	$8,163,583	$10,190	$5,444	$581	$16,215	$66,189	$8,245,987

The following is an analysis of the impaired loans (see Note 1, “Summary of Significant Accounting Policies,”) as of December 31, 2018 and 2017:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,286,416	$26,285	$6,350	$8,460	$2,023	$19,935	$24,404
Unsecured	112,097	20	20	20	—	—	—
Real estate:
One-to-four family residential	235,138	888	325	798	8	563	575
Commercial and multifamily residential:
Commercial land	283,451	2,226	—	—	—	2,226	2,272
Income property	1,917,522	2,954	99	165	1	2,855	3,011
Owner occupied	1,605,042	12,709	3,231	4,666	69	9,478	9,750
Real estate construction:
One-to-four family residential:
Land and acquisition	4,417	—	—	—	—	—	—
Residential construction	212,396	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	—	—
Owner occupied	87,063	—	—	—	—	—	—
Consumer	314,193	4,022	3,326	3,584	31	696	704
Total	$8,252,647	$49,104	$13,351	$17,693	$2,132	$35,753	$40,716

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2017	(in thousands)
Commercial business:
Secured	$3,195,649	$40,012	$3,808	$3,937	$1,867	$36,204	$42,314
Unsecured	124,150	25	25	24	3	—	—
Real estate:
One-to-four family residential	185,659	895	867	1,408	103	28	337
Commercial and multifamily residential:
Commercial land	293,694	2,287	—	—	—	2,287	2,282
Income property	1,901,313	5,023	2,768	3,328	185	2,255	2,601
Owner occupied	1,591,298	8,688	77	80	3	8,611	10,077
Real estate construction:
One-to-four family residential
Land and acquisition	9,907	—	—	—	—	—	—
Residential construction	188,481	1,210	—	—	—	1,210	1,210
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	—	—
Owner occupied	68,393	4,050	—	—	—	4,050	4,050
Consumer	325,210	7,015	5,303	5,568	199	1,712	1,864
Total	$8,176,782	$69,205	$12,848	$14,345	$2,360	$56,357	$64,735

The following table provides additional information on impaired loans for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business
Secured	$39,701	$81	$20,282	$60	$9,368	$79
Unsecured	191	2	5	—	—	—
Real estate:
One-to-four family residential	748	42	730	49	743	10
Commercial & multifamily residential
Commercial land	2,371	34	2,079	—	425	—
Income property	3,284	130	4,314	51	2,492	26
Owner occupied	9,730	720	5,335	445	5,084	—
Real estate construction:
One-to-four family residential
Land and acquisition	—	—	3	—	199	—
Residential construction	484	—	309	—	472	—
Commercial & multifamily residential
Owner occupied	3,240	—	1,620	203	—	—
Consumer	5,712	129	5,973	163	2,710	122
Total	$65,461	$1,138	$40,650	$971	$21,493	$237
The following is an analysis of loans classified as troubled debt restructurings (“TDR”) for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018			2017			2016
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	12	$18,379	$18,379	10	$5,655	$5,655	9	$2,131	$2,131
Unsecured	—	—	—	1	26	26	—	—	—
Real estate:
One-to-four family residential	—	—	—	3	583	583	3	203	203
Commercial and multifamily residential:
Commercial land	—	—	—	1	687	687	—	—	—
Income property	1	891	891	1	1,152	1,152	—	—	—
Owner occupied	—	—	—	1	78	78	1	250	250
Commercial and multifamily residential:
Owner occupied	—	—	—	1	4,050	4,050	—	—	—
Consumer	21	2,777	2,777	42	5,891	5,891	41	5,095	5,093
Total	34	$22,047	$22,047	60	$18,122	$18,122	54	$7,679	$7,677

The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had $2.1 million of commitments to lend additional funds on loans classified as TDR as of December 31, 2018 as compared to $506 thousand of similar commitments at December 31, 2017. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings summarized in the table above largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR’s during the years ended December 31, 2018, 2017, and 2016.
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

The following is an analysis of our PCI loans, net of related allowance for losses and remaining valuation discounts as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Commercial business	$9,672	$13,753
Real estate:
One-to-four family residential	9,848	14,610
Commercial and multifamily residential	66,340	79,211
Total real estate	76,188	93,821
Real estate construction:
One-to-four family residential	153	177
Commercial and multifamily residential	507	595
Total real estate construction	660	772
Consumer	9,765	12,412
Subtotal of purchased credit impaired loans	96,285	120,758
Less:
Valuation discount resulting from acquisition accounting	6,525	8,088
Allowance for loan losses	3,611	6,907
PCI loans, net of valuation discounts and allowance for loan losses	$86,149	$105,763
The following table shows the changes in accretable yield for acquired loans for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of period	$31,176	$45,191	$58,981
Accretion	(8,194)	(12,357)	(16,266)
Disposals	(387)	(158)	(148)
Reclassifications from (to) nonaccretable difference	(646)	(1,500)	2,624
Balance at end of period	$21,949	$31,176	$45,191
The Company did not acquire any loans accounted for under ASC 310-30 during 2018 or 2017.

6.	Allowance for Loan and Lease Losses and Unfunded Commitments and Letters of Credit
We record an allowance to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for the allowance calculation for the years ended December 31, 2018 and 2017.

The following tables show a detailed analysis of the allowance for loans for the years ended December 31, 2018, 2017 and 2016:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(11,560)	$3,024	$22,383	$43,188	$2,023	$41,165
Unsecured	2,000	(159)	403	382	2,626	—	2,626
Real estate:
One-to-four family residential	701	—	408	(516)	593	8	585
Commercial and multifamily residential:
Commercial land	4,265	—	99	(417)	3,947	—	3,947
Income property	5,672	(780)	912	(1,760)	4,044	1	4,043
Owner occupied	5,459	—	20	(946)	4,533	69	4,464
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	726	(1,140)	549	—	549
Residential construction	3,709	—	890	937	5,536	—	5,536
Commercial and multifamily residential:
Income property	7,053	—	—	(1,269)	5,784	—	5,784
Owner occupied	4,413	—	—	(1,809)	2,604	—	2,604
Consumer	5,163	(1,194)	1,180	152	5,301	31	5,270
Purchased credit impaired	6,907	(4,862)	3,847	(2,281)	3,611	—	3,611
Unallocated	—	—	—	1,053	1,053	—	1,053
Total	$75,646	$(18,555)	$11,509	$14,769	$83,369	$2,132	$81,237

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2017	(in thousands)
Commercial business:
Secured	$36,050	$(7,524)	$4,283	$(3,468)	$29,341	$1,867	$27,474
Unsecured	960	(89)	553	576	2,000	3	1,997
Real estate:
One-to-four family residential	599	(460)	568	(6)	701	103	598
Commercial and multifamily residential:
Commercial land	1,797	—	53	2,415	4,265	—	4,265
Income property	7,342	(287)	498	(1,881)	5,672	185	5,487
Owner occupied	6,439	—	124	(1,104)	5,459	3	5,456
Real estate construction:
One-to-four family residential:
Land and acquisition	316	(14)	72	589	963	—	963
Residential construction	669	—	106	2,934	3,709	—	3,709
Commercial and multifamily residential:
Income property	404	—	1	6,648	7,053	—	7,053
Owner occupied	1,192	—	—	3,221	4,413	—	4,413
Consumer	3,534	(1,474)	1,187	1,916	5,163	199	4,964
Purchased credit impaired	10,515	(6,812)	6,187	(2,983)	6,907	—	6,907
Unallocated	226	—	—	(226)	—	—	—
Total	$70,043	$(16,660)	$13,632	$8,631	$75,646	$2,360	$73,286

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Year Ended December 31, 2016	(in thousands)
Commercial business:
Secured	$32,321	$(9,993)	$2,483	$11,239	$36,050	$664	$35,386
Unsecured	1,299	(75)	162	(426)	960	—	960
Real estate:
One-to-four family residential	916	(35)	171	(453)	599	12	587
Commercial and multifamily residential:
Commercial land	1,178	(26)	2	643	1,797	—	1,797
Income property	6,616	—	966	(240)	7,342	27	7,315
Owner occupied	5,550	(63)	434	518	6,439	—	6,439
Real estate construction:
One-to-four family residential:
Land and acquisition	339	(88)	57	8	316	1	315
Residential construction	733	—	234	(298)	669	—	669
Commercial and multifamily residential:
Income property	388	—	109	(93)	404	—	404
Owner occupied	1,006	—	—	186	1,192	—	1,192
Consumer	3,531	(1,238)	933	308	3,534	57	3,477
Purchased credit impaired	13,726	(9,944)	7,004	(271)	10,515	—	10,515
Unallocated	569	—	—	(343)	226	—	226
Total	$68,172	$(21,462)	$12,555	$10,778	$70,043	$761	$69,282
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$3,130	$2,705	$2,930
Net changes in the allowance for unfunded commitments and letters of credit	1,200	425	(225)
Ending balance	$4,330	$3,130	$2,705
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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans as of December 31, 2018 and 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$3,160,910	$48,779	$103,007	$5	$—	$3,312,701
Unsecured	112,091	21	—	5	—	112,117
Real estate:
One-to-four family residential	234,416	—	1,610	—	—	236,026
Commercial and multifamily residential:
Commercial land	276,348	5,082	4,247	—	—	285,677
Income property	1,876,925	36,998	6,553	—	—	1,920,476
Owner occupied	1,556,852	14,964	45,935	—	—	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	318	—	—	4,417
Residential construction	212,225	—	171	—	—	212,396
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	194,912
Owner occupied	87,063	—	—	—	—	87,063
Consumer	313,817	—	4,398	—	—	318,215
Total	$8,029,658	$105,844	$166,239	$10	$—	8,301,751
Less:
Allowance for loan losses						79,758
Loans, excluding PCI loans, net						$8,221,993

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
Loans, excluding PCI loans
Commercial business:
Secured	$3,049,031	$64,600	$122,030	$—	$—	$3,235,661
Unsecured	123,621	—	554	—	—	124,175
Real estate:
One-to-four family residential	183,312	1,186	2,056	—	—	186,554
Commercial and multifamily residential:
Commercial land	283,673	5,204	7,104	—	—	295,981
Income property	1,857,832	17,181	31,323	—	—	1,906,336
Owner occupied	1,546,775	7,380	45,831	—	—	1,599,986
Real estate construction:
One-to-four family residential:
Land and acquisition	9,882	—	25	—	—	9,907
Residential construction	187,863	—	1,828	—	—	189,691
Commercial and multifamily residential:
Income property	293,028	—	—	—	—	293,028
Owner occupied	68,393	—	4,050	—	—	72,443
Consumer	323,129	—	9,096	—	—	332,225
Total	$7,926,539	$95,551	$223,897	$—	$—	8,245,987
Less:
Allowance for loan losses						68,739
Loans, excluding PCI loans, net						$8,177,248

The following is an analysis of the credit quality of our PCI loan portfolio as of December 31, 2018 and 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$8,041	$—	$840	$—	$—	$8,881
Unsecured	692	—	99	—	—	791
Real estate:
One-to-four family residential	9,633	—	215	—	—	9,848
Commercial and multifamily residential:
Commercial land	10,363	—	—	—	—	10,363
Income property	19,680	—	—	—	—	19,680
Owner occupied	35,944	—	353	—	—	36,297
Real estate construction:
One-to-four family residential:
Land and acquisition	151	—	2	—	—	153
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	507	—	—	—	—	507
Owner occupied	—	—	—	—	—	—
Consumer	9,326	—	439	—	—	9,765
Total	$94,337	$—	$1,948	$—	$—	96,285
Less:
Valuation discount resulting from acquisition accounting						6,525
Allowance for loan losses						3,611
PCI loans, net						$86,149

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017	(in thousands)
PCI loans:
Commercial business:
Secured	$11,918	$—	$723	$—	$—	$12,641
Unsecured	1,045	—	67	—	—	1,112
Real estate:
One-to-four family residential	13,817	—	793	—	—	14,610
Commercial and multifamily residential:
Commercial land	9,460	349	—	—	—	9,809
Income property	25,981	—	35	—	—	26,016
Owner occupied	42,617	—	769	—	—	43,386
Real estate construction:
One-to-four family residential:
Land and acquisition	169	—	8	—	—	177
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	595	—	—	—	—	595
Owner occupied	—	—	—	—	—	—
Consumer	11,705	—	707	—	—	12,412
Total	$117,307	$349	$3,102	$—	$—	120,758
Less:
Valuation discount resulting from acquisition accounting						8,088
Allowance for loan losses						6,907
PCI loans, net						$105,763

7.	Other Real Estate Owned
The following table sets forth activity in OREO for the periods indicated:

	Years Ended December 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$13,298	$5,998
Established through acquisitions	—	10,279
Transfers in	1,200	106
Valuation adjustments	(698)	(364)
Proceeds from sale of OREO property	(7,261)	(2,590)
Loss on sale of OREO, net	(520)	(131)
Balance, end of period	$6,019	$13,298
At December 31, 2018, the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession was $60 thousand and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $514 thousand.

8.	Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2018	2017
	(in thousands)
Land	$54,185	$54,510
Buildings	108,890	110,216
Leasehold improvements	27,859	24,184
Furniture and equipment	32,292	30,486
Vehicles	511	473
Computer software	19,358	20,384
Total cost	243,095	240,253
Less accumulated depreciation and amortization	(74,307)	(70,763)
Total	$168,788	$169,490
Total depreciation and amortization expense was $10.4 million, $9.8 million, and $11.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

9.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed its annual impairment assessment as of July 31, 2018 and concluded that there was no impairment. As of December 31, 2018, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
The core deposit intangible (“CDI”) is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Goodwill, beginning of period	$765,842	$382,762	$382,762
Established through acquisitions (1)	—	383,080	—
Total goodwill, end of period	765,842	765,842	382,762
Other intangible assets, net
Core deposit intangible:
Gross core deposit intangible balance, beginning of period	105,473	58,598	58,598
Accumulated amortization, beginning of period	(48,219)	(41,886)	(35,940)
Core deposit intangible, net, beginning of period	57,254	16,712	22,658
Established through acquisition (1)	—	46,875	—
CDI current period amortization	(12,236)	(6,333)	(5,946)
Total core deposit intangible, end of period	45,018	57,254	16,712
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	45,937	58,173	17,631
Total goodwill and intangible assets, end of period	$811,779	$824,015	$400,393
__________
(1) See Note 2, “Business Combinations,” for additional information regarding the goodwill related to the acquisition of Pacific Continental on November 1, 2017.

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years:

Years Ending December 31,
(in thousands)
2019	$10,479
2020	8,724
2021	7,264
2022	5,880
2023	4,552

10.	Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2018	2017
	(in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,227,216	$5,081,901
Interest-bearing demand	1,244,254	1,265,212
Money market	2,367,964	2,543,712
Savings	890,557	861,941
Certificates of deposit, less than $250,000	243,849	286,791
Total core deposits	9,973,840	10,039,557
Certificates of deposit, $250,000 or more	89,473	100,399
Certificates of deposit insured by CDARS®(1)	23,580	25,374
Brokered certificates of deposit	57,930	78,481
Reciprocal money market accounts (1)	313,692	289,031
Subtotal	10,458,515	10,532,842
Valuation adjustment resulting from acquisition accounting	(389)	(757)
Total deposits	$10,458,126	$10,532,085

(1) For periods prior to June 30, 2018, CDARS and reciprocal money market accounts were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With the passage of the The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, these items are no longer considered brokered deposits.
Overdrafts of $4.0 million and $1.6 million were reclassified as loan balances at December 31, 2018 and 2017, respectively.
The following table shows the amount and maturity of time deposits:

Years Ending December 31,
(in thousands)
2019	$292,334
2020	71,405
2021	23,604
2022	12,761
2023	10,820
Thereafter	3,908
Total	$414,832

11.	Federal Home Loan Bank and Federal Reserve Bank Borrowings
FEDERAL HOME LOAN BANK
The Company has entered into borrowing arrangements with the FHLB of Des Moines to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. The Company had a borrowing capacity with the FHLB of $1.62 billion and $1.43 billion for the years ended December 31, 2018 and 2017, respectively. See Note 5, “Loans,” for the carrying value of pledged loans.
At December 31, 2018, FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Within 1 year	2.64%	$392,000
Over 1 through 5 years	3.85%	2,000
Due after 10 years	5.37%	5,000
Total		399,000
Valuation adjustment from acquisition accounting		523
Total		$399,523
The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
	(dollars in thousands)
Balance at end of period	$399,523	$11,579	$6,493
Average balance during period	$166,563	$79,788	$79,673
Maximum month-end balance during period	$399,523	$317,480	$250,515
Weighted average rate during period	2.29%	1.33%	0.80%
Weighted average rate at December 31	2.68%	4.08%	5.42%
FEDERAL RESERVE BANK
The Company is also eligible to borrow under the FRB’s primary credit program, including the Term Auction Facility auctions. All borrowings are secured by certain pledged available for sale investment securities. While the Company had no borrowings as of December 31, 2018, or at the end of each month in 2018, there were overnight borrowings resulting in average borrowings of $14 thousand for the year. The Company had no borrowings in 2017 or 2016. The Company pledges securities and loans for borrowing capacity at the FRB and had a borrowing capacity with the FRB of $107.1 million and $100.1 million for the years ended December 31, 2018 and 2017, respectively. See Note 4, “Securities,” for the carrying value of pledged investment securities and Note 5, “Loans,” for the carrying value of pledged loans.

12.	Securities Sold Under Agreements to Repurchase
Securities Sold Under Agreements to Repurchase - Term
The Company had previously entered into wholesale repurchase agreements with certain brokers. At December 31, 2017, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. These agreements were settled on the repurchase date of March 19, 2018.

Securities Sold Under Agreements to Repurchase - Sweep
These sweep repurchase agreements are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Financial Statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the Consolidated Financial Statements. These agreements had a balance of $61.1 million and a weighted average interest rate of 1.99% at December 31, 2018. All of these repurchase agreements in existence at December 31, 2018 mature on a daily basis. Securities available for sale with a carrying amount of $75.6 million at December 31, 2018 were pledged as collateral for the sweep repurchase agreement borrowings.

13.	Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures (the “Notes”). The Notes are callable at par on June 30, 2021, have a stated maturity of June 30, 2026 and bear interest at a fixed annual rate of 5.875% per year, from and including June 27, 2016, but excluding June 30, 2021. From and including June 30, 2021 through the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR (“London Interbank Offering Rate”) plus 471.5 basis points.
14. Junior Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $14.4 million of trust preferred obligations. The Company redeemed $6.2 million of these obligations during 2017 and the remaining $8.2 million of obligations were redeemed in January of 2018.

15.	Derivatives and Balance Sheet Offsetting
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2018 and 2017 was $366.7 million and $384.7 million, respectively. Mark-to-market gains of $8 thousand for 2018 and $16 thousand for both 2017 and for 2016 were recorded to “Other” noninterest expense.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2018 and 2017:

	Asset Derivatives				Liability Derivatives
	2018		2017		2018		2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)
Interest rate contracts	Other assets	$7,033	Other assets	$6,707	Other liabilities	$7,033	Other liabilities	$6,714

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
December 31, 2018	(in thousands)
Assets
Interest rate contracts	$7,033	$—	$7,033	$—	$7,033
Liabilities
Interest rate contracts	$7,033	$—	$7,033	$(3,235)	$3,798
Repurchase agreements	$61,094	$—	$61,094	$(61,094)	$—

December 31, 2017
Assets
Interest rate contracts	$6,707	$—	$6,707	$—	$6,707
Liabilities
Interest rate contracts	$6,714	$—	$6,714	$(6,714)	$—
Repurchase agreements	$79,059	$—	$79,059	$(79,059)	$—
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2018	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$61,094	$—	$—	$—	$61,094
Gross amount of recognized liabilities for repurchase agreements					61,094
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $61.1 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

16.	Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) and Profit Sharing Plan (the “401(k) Plan”), permits Columbia Bank employees who are at least 18 years of age to contribute up to 75% of their eligible compensation to the 401(k) Plan starting on the first day of the month following their hire date. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $3.3 million during 2018, $2.7 million during 2017, and $2.4 million during 2016, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $7.0 million during 2018, $5.7 million during 2017 and $5.1 million during 2016.
Employee Stock Purchase Plan
The Company maintains an “Employee Stock Purchase Plan” (the “ESP Plan”) in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two six month look-back periods. The look-back periods are January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 50,750 shares for $2.0 million in 2018, 38,387 shares for $1.5 million in 2017 and 50,116 shares for $1.8 million in 2016. At December 31, 2018 there were 360,357 shares available for purchase under the ESP Plan.
Supplemental Compensation Plan
The Company maintains supplemental compensation arrangements (“Unit Plans”) to provide benefits for certain employees. The Unit Plans generally vest over a 10 year period and provide a fixed annual benefit over the subsequent 10 year period. At December 31, 2018 and 2017, the liability associated with these plans was $4.2 million and $4.6 million, respectively. Expense associated with these plans for the years ended December 31, 2018, 2017 and 2016 was $337 thousand, $452 thousand and $467 thousand, respectively.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan (the “SERP”), a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using a discount rate of 4.30% for 2018 and 3.80% for 2017. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in “Other liabilities” on the Consolidated Balance Sheets.

The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2018	2017
	(in thousands)
Balance, beginning of year	$20,553	$26,263
Change in actuarial gain	(31)	(6,453)
Plan amendments	—	148
Benefit expense	1,701	1,600
Benefit payments	(936)	(1,005)
Balance, end of year	$21,287	$20,553
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,
(in thousands)
2019	$963
2020	1,971
2021	2,095
2022	1,135
2023	1,236
2024 through 2028	8,236
Total	$15,636

17.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2019 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2018, minimum future rental payments, exclusive of taxes and other charges, of these leases were:

Years Ending December 31,
(in thousands)
2019	$10,947
2020	9,766
2021	8,729
2022	8,102
2023	6,796
Thereafter	18,703
Total minimum payments	$63,043
Total rental expense on buildings and equipment, net of rental income of $1.2 million, $791 thousand and $992 thousand, was $9.6 million, $7.9 million and $8.7 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
Sale-leaseback transactions: On August 11, 2017, the Company sold one of its Idaho facilities and leased back the portion of the facility utilized for branch operations. The lease term is through August 2027, with monthly payments of approximately $26 thousand. The resulting gain on sale of $509 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At December 31, 2018, the deferred gain was $444 thousand and is included in “Other liabilities” on the Consolidated Balance Sheets.
On August 24, 2016, the Company sold one of its Washington facilities and leased back the portion of the facility utilized for branch operations. The lease term is through August 2026, with monthly payments of approximately $12 thousand. The resulting gain on sale of $742 thousand was deferred in accordance with the Leases topic of the FASB ASC and is being amortized over the life of the respective lease. At December 31, 2018, the deferred gain was $575 thousand and is included in “Other liabilities” on the Consolidated Balance Sheets.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At both December 31, 2018 and 2017, the Company’s loan commitments were $2.62 billion. Standby letters of credit were $28.3 million and $51.3 million at December 31, 2018 and 2017, respectively. In addition, there were no commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at December 31, 2018 and $159 thousand at December 31 2017.
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

18.	Shareholders’ Equity
Dividends.
The following summarizes the dividend activity for the year ended December 31, 2018:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 25, 2018	$0.22	$—	February 7, 2018	February 21, 2018
April 25, 2018	$0.26	$—	May 9, 2018	May 23, 2018
July 25, 2018	$0.26	$—	August 8, 2018	August 22, 2018
October 25, 2018	$0.26	$0.14	November 7, 2018	November 21, 2018
Subsequent to year end, on January 24, 2019, the Company declared a regular quarterly cash dividend of $0.28 per share and a special cash dividend of $0.14 per share payable on February 20, 2019, to shareholders of record at the close of business on February 6, 2019.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

19.	Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2018, 2017 and 2016:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Total (1)
Year Ended December 31, 2018	(in thousands)
Beginning balance	$(19,779)	$(2,446)	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	157
Other comprehensive income (loss) before reclassifications	(13,425)	24	(13,401)
Amounts reclassified from accumulated other comprehensive loss (2)	(81)	245	164
Net current-period other comprehensive income (loss)	(13,506)	269	(13,237)
Ending balance	$(33,128)	$(2,177)	$(35,305)
Year Ended December 31, 2017
Beginning balance	$(12,704)	$(6,295)	$(18,999)
Other comprehensive income (loss) before reclassifications	(3,391)	4,017	626
Amounts reclassified from accumulated other comprehensive loss (2)	7	223	230
Net current-period other comprehensive income (loss)	(3,384)	4,240	856
Adjustment pursuant to adoption of ASU 2018-02	(3,691)	(391)	(4,082)
Ending balance	$(19,779)	$(2,446)	$(22,225)
Year Ended December 31, 2016
Beginning balance	$386	$(6,681)	$(6,295)
Other comprehensive loss before reclassifications	(12,338)	(39)	(12,377)
Amounts reclassified from accumulated other comprehensive loss (2)	(752)	425	(327)
Net current-period other comprehensive income (loss)	(13,090)	386	(12,704)
Ending balance	$(12,704)	$(6,295)	$(18,999)
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

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Unrealized gains and losses on available for sale debt securities	$106	$(11)	$1,181	Investment securities gains (losses), net
	106	(11)	1,181	Total before tax
	(25)	4	(429)	Income tax benefit (provision)
	$81	$(7)	$752	Net of tax

Amortization of pension plan liability actuarial losses	$(319)	$(350)	$(668)	Compensation and employee benefits
	(319)	(350)	(668)	Total before tax
	74	127	243	Income tax benefit
	$(245)	$(223)	$(425)	Net of tax

20.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2018 and 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair value at December 31, 2018	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Debt securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,188,290	$—	$2,188,290	$—
State and municipal securities	574,323	—	574,323	—
U.S. government agency and government-sponsored enterprise securities	404,587	—	404,587	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$3,167,448	$248	$3,167,200	$—
Other assets (Interest rate contracts)	$7,033	$—	$7,033	$—
Liabilities
Other liabilities (Interest rate contracts)	$7,033	$—	$7,033	$—

	Fair value at December 31, 2017	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Debt securities available for sale
U.S. government agency and sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$1,726,725	$—	$1,726,725	$—
State and municipal debt securities	596,004	—	596,004	—
U.S. government agency and government-sponsored enterprise securities	414,774	—	414,774	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$2,737,751	$248	$2,737,503	$—
Equity securities	$5,080	$5,080	$—	$—
Other assets (Interest rate contracts)	$6,707	$—	$6,707	$—
Liabilities
Other liabilities (Interest rate contracts)	$6,714	$—	$6,714	$—
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the year ended December 31, 2018. During the year ended December 31, 2017, there was a transfer of $5.1 million out of Level 2 of the valuation hierarchy and a corresponding transfer into Level 1 of the valuation hierarchy related to the Company’s equity securities. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2018 and 2017:

	Fair value at December 31, 2018	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$11,555	$—	$—	$11,555	$1,821
	$11,555	$—	$—	$11,555	$1,821

	Fair value at December 31, 2017	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2017
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$6,577	$—	$—	$6,577	$2,507
OREO	1,423	—	—	1,423	239
	$8,000	$—	$—	$8,000	$2,746
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

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2018 and 2017, along with the valuation techniques used, are shown in the following tables:

	Fair value at December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (2)	$8,394	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 70.04% (7.02%)
Impaired loans - other (3)	$3,161	Discounted Cash Flow	Discount Rate	0.34%
__________
(1) Discount rate applied to discounted cash flow valuation or appraisal value and stated value (in the case of fixed assets and inventory).
(2) Collateral consists of accounts receivable, inventory, fixed assets, real estate and cash.
(3) As there was only one impaired loan remeasured using discounted cash flows, a range of discounts could not be provided.

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
__________
(1) Discount rate used in discounted cash flow valuation.
(2) Quantitative disclosures are not provided for collateral-dependent impaired loans and OREO because there were no adjustments made to the appraisal values or stated values during the current period.
(3) Collateral consists of real property and a government agency guarantee.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$260,180	$260,180	$260,180	$—	$—
Interest-earning deposits with banks	17,407	17,407	17,407	—	—
Debt securities available for sale	3,167,448	3,167,448	248	3,167,200	—
Federal Home Loan Bank stock	25,960	25,960	—	25,960	—
Loans held for sale	3,849	3,849	—	3,849	—
Loans	8,308,142	8,316,946	—	—	8,316,946
Interest rate contracts	7,033	7,033	—	7,033	—
Liabilities
Time deposits	$414,443	$407,659	$—	$407,659	$—
Federal Home Loan Bank advances	399,523	400,085	—	400,085	—
Repurchase agreements	61,094	61,094	—	61,094	—
Subordinated debentures	35,462	34,897	—	34,897	—
Interest rate contracts	7,033	7,033	—	7,033	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$244,615	$244,615	$244,615	$—	$—
Interest-earning deposits with banks	97,918	97,918	97,918	—	—
Debt securities available for sale	2,737,751	2,737,751	248	2,737,503	—
Equity securities	5,080	5,080	5,080	—	—
Federal Home Loan Bank stock	10,440	10,440	—	10,440	—
Loans held for sale	5,766	5,766	—	5,766	—
Loans	8,283,011	8,055,817	—	—	8,055,817
Interest rate contracts	6,707	6,707	—	6,707	—
Liabilities
Time deposits	$490,288	$483,095	$—	$483,095	$—
Federal Home Loan Bank advances	11,579	12,281	—	12,281	—
Repurchase agreements	79,059	79,070	—	79,070	—
Subordinated debentures	35,647	35,895	—	35,895	—
Junior subordinated debentures	8,248	8,248	—	8,248	—
Interest rate contracts	6,714	6,714	—	6,714	—

21.	Earnings per Common Share
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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands except per share amounts)
Basic EPS:
Net income	$172,882	$112,828	$104,866
Less: Earnings allocated to participating securities
Preferred shares	—	3	185
Nonvested restricted shares	1,892	1,501	1,371
Earnings allocated to common shareholders	$170,990	$111,324	$103,310
Weighted average common shares outstanding	72,385	59,882	57,184
Basic earnings per common share	$2.36	$1.86	$1.81
Diluted EPS:
Earnings allocated to common shareholders	$170,990	$111,324	$103,310
Weighted average common shares outstanding	72,385	59,882	57,184
Dilutive effect of equity awards and warrants	5	6	9
Weighted average diluted common shares outstanding	72,390	59,888	57,193
Diluted earnings per common share	$2.36	$1.86	$1.81
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	4	13	19

22.	Share-Based Payments
At December 31, 2018, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options and shares to eligible employees and directors up to 3,050,000 shares.
Share Awards: Restricted share awards provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain service conditions are met, generally four years of continual service. Recipients of restricted shares do not pay any cash consideration to the Company for the shares and the holders of the restricted shares have voting rights. For share awards issued under our new equity incentive plan approved in 2018, the holder accrues dividends, which are paid out when the shares vest. For any awards granted prior to the new plan, the holder receives dividends whether or not the shares have vested. The fair value of share awards is equal to the fair market value of the Company’s common stock on the date of grant.

A summary of changes in the Company’s nonvested shares and related information for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	665,702	$25.80
Granted	335,593	$28.40
Vested	(153,235)	$23.80
Forfeited	(29,305)	$27.13
Nonvested at December 31, 2016	818,755	$27.19
Granted	337,384	$38.51
Vested	(253,509)	$25.67
Forfeited	(96,924)	$28.97
Nonvested at December 31, 2017	805,706	$32.23
Granted	306,592	$41.47
Vested	(237,146)	$28.78
Forfeited	(61,012)	$35.92
Nonvested at December 31, 2018	814,140	$36.43
As of December 31, 2018, there was $20.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2018, 2017, and 2016 was $6.7 million, $6.5 million, and $3.6 million, respectively.
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
A summary of option activity under the Plan as of December 31, 2018, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance at December 31, 2017	18,326	$38.88
Expired	(11,700)	$54.63
Exercised	(1,112)	$16.84
Balance at December 31, 2018	5,514	$9.91	0.3	$145
Vested or expected to vest at December 31, 2018	5,514	$9.91	0.3	$145
Total Exercisable at December 31, 2018	5,514	$9.91	0.3	$145
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $29 thousand, $67 thousand, and $232 thousand, respectively. There were no options granted during the years ended December 31, 2018, 2017, and 2016. There were no options that vested during the years ended December 2018, 2017, and 2016.

As of December 31, 2018, outstanding stock options consist of the following:

Ranges of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Weighted Average Exercise Price of Exercisable Option Shares
$0.00 - $9.99	5,514	0.3	$9.91	5,514	$9.91
It is the Company’s policy to issue new shares for share option exercises and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2018, 2017 and 2016, the Company recognized pre-tax share-based compensation expense of $8.4 million, $7.7 million and $5.0 million, respectively.

23.	Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current expense
Federal	$33,400	$39,708	$41,365
State	5,446	3,016	1,704
Total current tax expense	$38,846	$42,724	$43,069
Deferred tax expense (benefit)
Federal	$(291)	$21,524	$550
State	399	907	1,296
Total deferred tax expense	108	22,431	1,846
Total	$38,954	$65,155	$44,915

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$20,578	$18,315
Deferred compensation	9,501	9,539
Stock options and restricted stock	1,850	1,438
OREO	288	521
Nonaccrual interest	446	163
Unrealized loss on investment securities	10,129	5,992
Net operating losses and credit carryforwards	5,356	7,259
Other	733	985
Total deferred tax assets	48,881	44,212
Deferred tax liabilities:
Asset purchase tax basis difference	(7,229)	(5,709)
Federal Home Loan Bank stock dividends	(790)	(782)
Deferred loan fees	(4,399)	(4,505)
Purchase accounting	(9,245)	(9,088)
Depreciation	(2,609)	(1,581)
Other	(195)	(2,036)
Total deferred tax liabilities	(24,467)	(23,701)
Net deferred tax asset	$24,414	$20,511
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$44,485	21%	$62,262	35%	$52,424	35%
Increase (decrease) resulting from:
Tax exempt instruments	(6,423)	(3)%	(8,485)	(5)%	(7,433)	(5)%
Bank owned life insurance	(1,261)	(1)%	(3,351)	(2)%	(1,680)	(1)%
Acquisition costs	—	—%	825	1%	—	—%
Deferred tax asset revaluation	—	—%	12,210	7%	—	—%
State income tax, net of federal benefit	4,931	2%	2,550	1%	1,950	1%
Other, net	(2,778)	(1)%	(856)	—%	(346)	—%
Income tax provision	$38,954	18%	$65,155	37%	$44,915	30%
As of December 31, 2018 and 2017, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2018 and 2017. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $20.2 million, $18.7 million and $132 thousand, respectively, which begin to expire in 2024, and no federal credit carryforwards.
The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The law included significant changes to the U.S. corporate tax system, including a Federal corporate rate reduction from 35% to 21%. In 2017, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in a $12.2 million increase in tax expense from the re-measurement of its net deferred tax assets.

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
Basel III capital requirements became effective on January 1, 2015. The capital requirements, among other things (i) specify that Tier 1 capital consists of “Common Equity Tier 1,” or CET1, and “Additional Tier 1 capital” instruments meeting specified requirements, (ii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iii) expand the scope of the deductions/adjustments to capital as compared to existing regulations. Under the requirements that are now effective, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital to risk-weighted assets, (iii) 8% total capital to risk-weighted assets and (iv) 4% Tier 1 capital to average total assets (Tier 1 leverage). The Company and the Bank have made the one-time election to opt-out of including accumulated other comprehensive income items in regulatory capital calculations.
The Capital Rules also require a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was fully phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019). As a result, the Company and the Bank are now required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At December 31, 2018, the capital conservation buffer for the Company and the Bank was 5.9920% and 5.8494%, respectively. As of December 31, 2018, we and the Bank met all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if all such requirements were then in effect.
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
As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized Columbia Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.

The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer Phase-In		Minimum Required Plus Capital Conservation Buffer Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
CET1 Capital (to risk-weighted assets):
The Company	$1,253,394	12.7401%	$442,717	4.50%	$627,182	6.38%	$688,670	7.00%	N/A	N/A
Columbia Bank	$1,274,317	12.9576%	$442,552	4.50%	$626,948	6.38%	$688,414	7.00%	$639,241	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,253,394	12.7401%	$590,289	6.00%	$774,754	7.88%	$836,243	8.50%	N/A	N/A
Columbia Bank	$1,274,317	12.9576%	$590,069	6.00%	$774,465	7.88%	$835,931	8.50%	$786,759	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,376,555	13.9920%	$787,052	8.00%	$971,517	9.88%	$1,033,006	10.50%	N/A	N/A
Columbia Bank	$1,362,016	13.8494%	$786,759	8.00%	$971,155	9.88%	$1,032,621	10.50%	$983,448	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,253,394	10.2444%	$489,399	4.00%	$489,399	4.00%	$489,399	4.00%	N/A	N/A
Columbia Bank	$1,274,317	10.4185%	$489,254	4.00%	$489,254	4.00%	$489,254	4.00%	$611,567	5.00%
December 31, 2017
CET1 Capital (to risk-weighted assets):
The Company	$1,158,252	11.7421%	$443,886	4.50%	$567,187	5.75%	$690,489	7.00%	N/A	N/A
Columbia Bank	$1,184,476	12.0133%	$443,687	4.50%	$566,933	5.75%	$690,180	7.00%	$640,881	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,165,903	11.8196%	$591,848	6.00%	$715,149	7.25%	$838,451	8.50%	N/A	N/A
Columbia Bank	$1,184,476	12.0133%	$591,582	6.00%	$714,829	7.25%	$838,075	8.50%	$788,777	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,280,326	12.9796%	$789,130	8.00%	$912,432	9.25%	$1,035,734	10.50%	N/A	N/A
Columbia Bank	$1,263,252	12.8123%	$788,777	8.00%	$912,023	9.25%	$1,035,269	10.50%	$985,971	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,165,903	10.9611%	$425,469	4.00%	$425,469	4.00%	$425,469	4.00%	N/A	N/A
Columbia Bank	$1,184,476	10.8186%	$437,939	4.00%	$437,939	4.00%	$437,939	4.00%	$547,423	5.00%

25.	Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2018	2017
	(in thousands)
Assets
Cash and due from banking subsidiary	$945	$533
Interest-earning deposits	7,226	8,765
Total cash and cash equivalents	8,171	9,298
Investment in banking subsidiary	2,049,855	1,971,788
Investment in other subsidiaries	5,312	5,157
Goodwill	4,729	4,729
Other assets	1,595	3,426
Total assets	$2,069,662	$1,994,398
Liabilities and Shareholders’ Equity
Subordinated debentures	$35,462	$35,647
Junior subordinated debentures	—	8,248
Other liabilities	551	581
Total liabilities	36,013	44,476
Shareholders’ equity	2,033,649	1,949,922
Total liabilities and shareholders’ equity	$2,069,662	$1,994,398

Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Income
Dividend from banking subsidiary	$85,250	$66,800	$83,500
Interest-earning deposits	12	2	4
Other income	56	8	8
Total income	85,318	66,810	83,512
Expense
Compensation and employee benefits	978	732	543
Subordinated debentures interest expense	1,871	304	—
Other borrowings interest expense	4	60	—
Other expense	2,058	3,090	1,608
Total expenses	4,911	4,186	2,151
Income before income tax benefit and equity in undistributed earnings of subsidiaries	80,407	62,624	81,361
Income tax benefit	(1,017)	(548)	(748)
Income before equity in undistributed earnings of subsidiaries	81,424	63,172	82,109
Equity in undistributed earnings of subsidiaries	91,458	49,656	22,757
Net income	$172,882	$112,828	$104,866

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Operating Activities
Net income	$172,882	$112,828	$104,866
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(91,458)	(49,656)	(22,757)
Stock-based compensation expense	8,354	7,745	5,009
Net changes in other assets and liabilities	1,622	1,672	(394)
Net cash provided by operating activities	91,400	72,589	86,724
Investing Activities
Net cash paid in business combinations	—	(580)	—
Net cash provided by investing activities	—	(580)	—
Financing Activities
Preferred stock dividends	—	—	(157)
Common stock dividends	(83,459)	(51,308)	(88,677)
Repayment of junior subordinated debentures	(8,248)	(6,186)	—
Cash settlement of acquired equity awards	—	(7,345)	—
Purchase and retirement of common stock	(2,677)	(2,299)	(1,125)
Proceeds from exercise of stock options	1,857	1,980	1,349
Excess tax benefit associated with share-based compensation	—	—	344
Net cash used in financing activities	(92,527)	(65,158)	(88,266)
Increase (decrease) in cash and cash equivalents	(1,127)	6,851	(1,542)
Cash and cash equivalents at beginning of year	9,298	2,447	3,989
Cash and cash equivalents at end of year	$8,171	$9,298	$2,447

Supplemental disclosure of noncash investing and financing activities
Share-based consideration issued in business combinations	$—	$636,385	$—

26.	Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2018 and 2017 is summarized as follows:

	Fourth Quarter (1)	Third Quarter (2)	Second Quarter	First Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2018
Total interest income	$129,801	$127,575	$120,549	$119,144	$497,069
Total interest expense	5,913	4,779	3,875	3,663	18,230
Net interest income	123,888	122,796	116,674	115,481	478,839
Provision for loan and lease losses	1,789	3,153	3,975	5,852	14,769
Noninterest income	20,402	21,019	23,692	23,143	88,256
Noninterest expense	87,019	82,841	84,643	85,987	340,490
Income before income taxes	55,482	57,821	51,748	46,785	211,836
Provision for income taxes	10,734	11,406	9,999	6,815	38,954
Net income	$44,748	$46,415	$41,749	$39,970	$172,882
Per common share (3)
Earnings (basic)	$0.61	$0.63	$0.57	$0.55	$2.36
Earnings (diluted)	$0.61	$0.63	$0.57	$0.55	$2.36

2017
Total interest income	$108,841	$90,303	$87,786	$87,816	$374,746
Total interest expense	2,617	1,374	1,625	1,141	6,757
Net interest income	106,224	88,929	86,161	86,675	367,989
Provision (recapture) for loan and lease losses	3,327	(648)	3,177	2,775	8,631
Noninterest income	23,581	37,067	24,135	24,859	109,642
Noninterest expense	85,627	67,537	68,867	68,986	291,017
Income before income taxes	40,851	59,107	38,252	39,773	177,983
Provision for income taxes	25,123	18,338	11,120	10,574	65,155
Net income	$15,728	$40,769	$27,132	$29,199	$112,828
Per common share (3)
Earnings (basic)	$0.23	$0.70	$0.47	$0.50	$1.86
Earnings (diluted)	$0.23	$0.70	$0.47	$0.50	$1.86
 __________
(1) During the fourth quarter of 2017, Columbia acquired Pacific Continental and also recorded a charge through provision for income taxes related to the re-measurement of our deferred tax assets pursuant to the newly enacted Tax Cuts and Jobs Act. See Note 2, “Business Combinations,” for further information regarding this acquisition. See Note 23, “Income Tax,” for further information regarding the re-measurement of our deferred tax assets.
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

The following table shows the disaggregation of revenue from contracts with customers for the period indicated:

Year Ended December 31, 2018
(dollars in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$36,072
Card revenue	19,719
Financial services and trust revenue	12,135
Total revenue from contracts with customers	67,926
Other sources of noninterest income	20,330
Total noninterest income	$88,256

28.	Subsequent Events
On January 23, 2019, as part of its interest rate sensitivity management, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional based on 1 month LIBOR. The Company has designated this as a cash flow hedge transaction.
On November 14, 2018, as modified on January 23, 2019, the board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the CEO and CFO) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
February 27, 2019
Seattle, Washington

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2019 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2018 fiscal year and is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2019.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February 2019.

Principal Executive Officer:

By:	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ GREGORY A. SIGRIST
Gregory A. Sigrist
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer
Hadley S. Robbins, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 27, 2019 as attorney in fact for the following directors who constitute a majority of the board of directors.

[David A. Dietzler]	[Michelle M. Lantow]
[Craig D. Eerkes]	[Randal L. Lund]
[Ford Elsaesser]	[S. Mae Fujita Numata]
[Mark A. Finkelstein]	[Elizabeth W. Seaton]
[John P. Folsom]	[Janine T. Terrano]
[Eric S. Forrest]	[William T. Weyerhaeuser]
[Thomas M. Hulbert]

/s/ HADLEY S. ROBBINS
Hadley S. Robbins
Attorney-in-fact

February 27, 2019

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

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit

10.40**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective February 27, 2015 (17)

10.41**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (17)

10.42**	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated October 30, 2015, by and between Columbia State Bank and Melanie J. Dressel (27)

10.43**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated October 30, 2015 by and between Columbia State Bank and Melanie J. Dressel (27)

10.44**	Change in Control Agreement between the Bank and Kumi Baruffi dated September 1, 2014 (28)

10.45**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (29)

10.46**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (29)

10.47**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017 (31)

10.48**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David Lawson, effective November 15, 2017 (31)

10.49**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective November 15, 2017 (31)

10.50**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Hadley S. Robbins, effective November 15, 2017 (31)

10.51**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017 (31)

10.52**	Employment Offer (Greg Sigrist), dated April 20, 2018 (32)

10.53**	2018 Equity Incentive Plan (33)

10.54**	Employment Offer (Lisa Dow), dated January 3, 2018 (34)

10.55**	Change in Control Agreement between the Bank and Greg Sigrist dated as of June 4, 2018 (34)

10.56**	Change in Control Agreement between the Bank and Lisa Dow dated as of January 24, 2018 (34)

10.57**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), dated July 25, 2018 by and between Columbia State Bank and Gregory A. Sigrist (35)

10.58**	Columbia State Bank Endorsement Method Split Dollar Agreement (Base Salary Benefit), dated July 25, 2018 by and between Columbia State Bank and Gregory A. Sigrist (35)

10.59**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Gregory A. Sigrist, effective July 25th, 2018 (35)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.60**	First Amendment to Amended and Restated Employee Stock Purchase Plan (35)

10.61**+	Change in Control Agreement between the Bank and David C. Lawson, dated December 11, 2018

10.62**+	Amended and Restated Executive Supplemental Income Agreement, by and between the Company and Lisa Dow, dated December 26, 2018

14	Code of Ethics (30)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

__________

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 10, 2017
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013
(5)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(6)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(7)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(8)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(9)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(11)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(12)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(13)	Incorporated by reference to Exhibits 10.1 of the Company’s 8-K filed June 29, 2017
(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(15)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 19, 2009
(16)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(17)	Incorporated by reference to Exhibits 10.1-10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(18)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(19)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(20)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(21)	Incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s Current Report on Form 8-K filed on June 2, 2009
(22)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013
(23)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(24)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(26)	Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014
(27)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
(28)	Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015
(29)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016
(30)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(31)	Incorporated by reference to Exhibits 10.47-10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017
(32)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2018
(33)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-225955) filed June 28, 2018
(34)	Incorporated by reference to Exhibits 10.1, 10.3, and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
(35)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
* The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.
** Management contract or compensatory plan or arrangement
+ Filed herewith