Form 10-Q
period 2019-03-31
COLUMBIA BANKING SYSTEM INC
filed 2019-05-03
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 0-20288
 _________________________________________________________________________
COLUMBIA BANKING SYSTEM, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________

Washington	91-1422237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 A Street Tacoma, Washington	98402-2156
(Address of principal executive offices)	(Zip Code)
(253) 305-1900
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, No Par Value	COLB	NASDAQ Global Select Market
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
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
Yes ☐  No ☒
The number of shares of common stock outstanding at April 30, 2019 was 73,555,751.

i

PART I - FINANCIAL INFORMATION

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ALLL	Allowance for loan and lease losses	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting Standards Codification	FHLB	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FRB	Federal Reserve Bank
ATM	Automated Teller Machine	LIBOR	London Interbank Offering Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	NIM	Net Interest Margin
B&O	Business and Occupation	OPPO	Other Personal Property Owned
CDI	Core Deposit Intangible	OREO	Other Real Estate Owned
CECL	Current Expected Credit Loss	Pacific Continental	Pacific Continental Corporation
CDARS®	Certificate of Deposit Account Registry Service	PCI	Purchased Credit Impaired
CET1	Common Equity Tier 1	REASD	Real Estate Appraisal Services Department
CEO	Chief Executive Officer	SBA	Small Business Administration
CFO	Chief Financial Officer	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	TDRs	Troubled Debt Restructurings
EPS	Earnings Per Share	GAAP	Generally Accepted Accounting Principles
FASB	Financial Accounting Standards Board

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2019	December 31, 2018
ASSETS			(in thousands)
Cash and due from banks			$178,591	$260,180
Interest-earning deposits with banks			33,482	17,407
Total cash and cash equivalents			212,073	277,587
Debt securities available for sale at fair value			3,027,270	3,167,448
FHLB stock at cost			25,600	25,960
Loans held for sale			4,017	3,849
Loans, net of unearned income			8,520,798	8,391,511
Less: ALLL			83,274	83,369
Loans, net			8,437,524	8,308,142
Interest receivable			46,835	45,323
Premises and equipment, net			168,139	168,788
OREO			6,075	6,019
Goodwill			765,842	765,842
Other intangible assets, net			43,189	45,937
Other assets			327,872	280,250
Total assets			$13,064,436	$13,095,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,106,568	$5,227,216
Interest-bearing			5,262,441	5,230,910
Total deposits			10,369,009	10,458,126
FHLB advances			390,510	399,523
Securities sold under agreements to repurchase			23,018	61,094
Subordinated debentures			35,416	35,462
Other liabilities			157,863	107,291
Total liabilities			10,975,816	11,061,496
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
	March 31, 2019	December 31, 2018
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued and outstanding	73,565	73,249	1,642,977	1,642,246
Retained earnings			442,597	426,708
Accumulated other comprehensive income (loss)			3,046	(35,305)
Total shareholders’ equity			2,088,620	2,033,649
Total liabilities and shareholders’ equity			$13,064,436	$13,095,145

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands except per share amounts)
Interest Income
Loans	$108,416	$103,027
Taxable securities	17,415	12,708
Tax-exempt securities	2,969	3,064
Deposits in banks	88	345
Total interest income	128,888	119,144
Interest Expense
Deposits	4,498	2,509
FHLB advances	2,685	570
Subordinated debentures	468	468
Other borrowings	215	116
Total interest expense	7,866	3,663
Net Interest Income	121,022	115,481
Provision for loan and lease losses	1,362	5,852
Net interest income after provision for loan and lease losses	119,660	109,629
Noninterest Income
Deposit account and treasury management fees	8,980	8,740
Card revenue	3,662	5,813
Financial services and trust revenue	2,957	2,730
Loan revenue	2,389	3,186
Bank owned life insurance	1,519	1,426
Investment securities gains, net	1,847	22
Other	342	1,226
Total noninterest income	21,696	23,143
Noninterest Expense
Compensation and employee benefits	52,085	50,570
Occupancy	8,809	10,121
Data processing	4,669	5,270
Legal and professional fees	4,573	3,237
Amortization of intangibles	2,748	3,188
B&O taxes (1)	1,876	1,317
Advertising and promotion	974	1,429
Regulatory premiums	984	937
Net cost of operation of OREO	113	1
Other (1)	7,869	9,917
Total noninterest expense	84,700	85,987
Income before income taxes	56,656	46,785
Income tax provision	10,785	6,815
Net Income	$45,871	$39,970
Earnings per common share
Basic	$0.63	$0.55
Diluted	$0.63	$0.55
Weighted average number of common shares outstanding	72,521	72,300
Weighted average number of diluted common shares outstanding	72,524	72,305

__________
(1) Beginning the first quarter of 2019, B&O taxes are reported separately from other taxes, licenses and fees, which are now reported under “other noninterest expense.” Prior periods have been reclassified to conform to current period presentation.

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net income	$45,871	$39,970
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of ($9,713) and $7,891	32,063	(26,048)
Reclassification adjustment of net (gain) loss from sale of available for sale debt securities included in income, net of tax of ($430) and $24	1,417	(78)
Net unrealized gain (loss) from securities, net of reclassification adjustment	33,480	(26,126)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($19) and ($19)	61	61
Pension plan liability adjustment, net	61	61
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($1,458) and $0	4,810	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	4,810	—
Other comprehensive income (loss)	38,351	(26,065)
Total comprehensive income	$84,222	$13,905

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(in thousands except per share amounts)
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	782
Net income	—	—	45,871	—	45,871
Other comprehensive income	—	—	—	38,351	38,351
Issuance of common stock - stock option and other plans	25	878	—	—	878
Issuance of common stock - restricted stock awards, net of canceled awards	355	2,285	—	—	2,285
Purchase and retirement of common stock	(64)	(2,432)	—	—	(2,432)
Cash dividends declared on common stock ($0.42 per share)	—	—	(30,764)	—	(30,764)
Balance at March 31, 2019	73,565	$1,642,977	$442,597	$3,046	$2,088,620
Balance at January 1, 2018	73,020	$1,634,705	$337,442	$(22,225)	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	(203)	157	(46)
Net income	—	—	39,970	—	39,970
Other comprehensive loss	—	—	—	(26,065)	(26,065)
Issuance of common stock - stock option and other plans	17	719	—	—	719
Activity in deferred compensation plan	—	3	—	—	3
Issuance of common stock - restricted stock awards, net of canceled awards	263	2,064	—	—	2,064
Purchase and retirement of common stock	(60)	(2,575)	—	—	(2,575)
Cash dividends declared on common stock ($0.22 per share)	—	—	(16,069)	—	(16,069)
Balance at March 31, 2018	73,240	$1,634,916	$361,140	$(48,133)	$1,947,923

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$45,871	$39,970
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	1,362	5,852
Stock-based compensation expense	2,285	2,064
Depreciation, amortization and accretion	8,182	7,618
Investment securities gains, net	(1,847)	(22)
Net realized (gain) loss on sale of premises and equipment and loans held for investment	1	(630)
Net realized loss on sale and valuation adjustments of OREO	209	135
Originations of loans held for sale	(21,542)	(27,553)
Proceeds from sales of loans held for sale	21,374	29,007
Net change in:
Interest receivable	(1,512)	(914)
Interest payable	1,154	452
Other assets	(5,244)	2,530
Other liabilities	2,179	(15,014)
Net cash provided by operating activities	52,472	43,495
Cash Flows From Investing Activities
Loans originated, net of principal collected	(80,407)	17,688
Purchases of:
Debt securities available for sale	(3,710)	(27,497)
Loans held for investment	(49,039)	—
Premises and equipment	(1,788)	(2,099)
FHLB stock	(57,280)	(45,080)
Proceeds from:
Sales of debt securities available for sale	83,968	19,761
Principal repayments and maturities of debt securities available for sale	100,876	82,643
Sales of premises and equipment and loans held for investment	11	3,721
Redemption of FHLB stock	57,640	43,880
Sales of OREO and OPPO	150	2,062
Net cash provided by investing activities	50,421	95,079
Cash Flows From Financing Activities
Net decrease in deposits	(89,027)	(136,466)
Net decrease in sweep repurchase agreements (1)	(38,076)	(29,812)
Proceeds from:
FHLB advances	1,432,000	1,127,000
Exercise of stock options	878	719
Payments for:
Repayment of FHLB advances	(1,441,000)	(1,097,000)
Common stock dividends	(30,750)	(16,069)
Repayment of junior subordinated debentures	—	(8,248)
Repayment of term repurchase agreement (1)	—	(25,000)
Purchase and retirement of common stock	(2,432)	(2,575)
Net cash used in financing activities	(168,407)	(187,451)
Decrease in cash and cash equivalents	(65,514)	(48,877)
Cash and cash equivalents at beginning of period	277,587	342,533
Cash and cash equivalents at end of period	$212,073	$293,656
__________
(1) Revised from amounts previously reported to correct an immaterial misclassification of a $25.0 million repayment of the term repurchase agreement within Net decrease in sweep repurchase agreements for the three months ended March 31, 2018. There were no changes to net cash flows from operating, investing or financing activities as a result of this change.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Supplemental Information:
Interest paid	$6,712	$3,211
Income taxes paid, net of refunds	$(146)	$24
Non-cash investing and financing activities
Loans transferred to OREO	$386	$406
Premises and equipment expenditures incurred but not yet paid	$35	$—
Change in dividends payable on unvested shares included in other liabilities	$14	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be anticipated for the year ending December 31, 2019. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2018 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2018 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2018 Form 10-K disclosure for the year ended December 31, 2018.
Reclassifications
Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

2.	Accounting Pronouncements Recently Adopted or Issued
Accounting Standards Adopted in 2019
In February 2016, the FASB issued ASU 2016-02, Leases. The amendments included in this ASU create a new accounting model for both lessees and lessors. The new guidance requires lessees to recognize lease liabilities, initially measured as the present value of future lease payments, and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The new lease model differs from the old lease accounting model, as the old model does not require such lease liabilities and corresponding right-of-use assets to be recorded for operating leases. The amendments in ASU 2016-02 must be adopted using the modified retrospective approach and will be effective for the first interim or annual period beginning after December 15, 2018. The FASB subsequently issued ASU 2018-11, which allows for an additional (optional) transition method. The Company adopted the new standard effective January 1, 2019 utilizing the transition method allowed under ASU 2018-11 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classifications and our assessment on whether a contract is or contains a lease. We also elected to keep leases with an initial term of 12 months or less off the balance sheet. The adoption of the new standard resulted in an increase in other assets and an increase in other liabilities of $49.2 million and $48.2 million, respectively. The Company recognized a cumulative effect adjustment of $782 thousand to increase the beginning balance of retained earnings related to previous deferred gains on sale-leaseback transactions.
Recently Issued Accounting Standards, Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact that this guidance will have on its Consolidated Financial Statements.

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
Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the CECL model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information, assessing the impact to internal controls over financial reporting, and capital planning.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,156,810	$24,904	$(26,100)	$2,155,614
State and municipal securities	534,218	4,833	(2,561)	536,490
U.S. government agency and government-sponsored enterprise securities	335,536	1,321	(1,940)	334,917
U.S. government securities	251	—	(2)	249
Total	$3,026,815	$31,058	$(30,603)	$3,027,270
December 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,222,521	$9,236	$(43,467)	$2,188,290
State and municipal securities	579,755	2,328	(7,760)	574,323
U.S. government agency and government-sponsored enterprise securities	408,088	1,235	(4,736)	404,587
U.S. government securities	251	—	(3)	248
Total	$3,210,615	$12,799	$(55,966)	$3,167,448

The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Proceeds from sales of debt securities available for sale	$83,968	$19,761

Gross realized gains from sales of debt securities available for sale	$1,847	$148
Gross realized losses from sales of debt securities available for sale	—	(46)
Other securities losses, net (1)	—	(80)
Investment securities gains, net	$1,847	$22

__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities for the period ended March 31, 2018. There were no sales of equity securities during the periods presented.
The scheduled contractual maturities of debt securities available for sale at March 31, 2019 are presented as follows:

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$111,449	$111,405
Due after one year through five years	528,884	526,821
Due after five years through ten years	1,324,754	1,341,174
Due after ten years	1,061,728	1,047,870
Total debt securities available for sale	$3,026,815	$3,027,270

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

March 31, 2019
(in thousands)
Washington and Oregon State to secure public deposits	$277,815
FRB to secure borrowings	54,717
Other securities pledged	140,755
Total securities pledged as collateral	$473,287

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,879	$(7)	$1,250,289	$(26,093)	$1,252,168	$(26,100)
State and municipal securities	3,312	(1)	209,604	(2,560)	212,916	(2,561)
U.S. government agency and government-sponsored enterprise securities	—	—	253,752	(1,940)	253,752	(1,940)
U.S. government securities	—	—	248	(2)	248	(2)
Total	$5,191	$(8)	$1,713,893	$(30,595)	$1,719,084	$(30,603)
December 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$154,622	$(972)	$1,301,387	$(42,495)	$1,456,009	$(43,467)
State and municipal securities	106,292	(581)	280,496	(7,179)	386,788	(7,760)
U.S. government agency and government-sponsored enterprise securities	15,392	(45)	291,435	(4,691)	306,827	(4,736)
U.S. government securities	—	—	247	(3)	247	(3)
Total	$276,306	$(1,598)	$1,873,565	$(54,368)	$2,149,871	$(55,966)

At March 31, 2019, there were 407 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 401 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.
At March 31, 2019, there were 246 state and municipal government securities in an unrealized loss position, of which 243 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2019, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.
At March 31, 2019, there were 36 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.
At March 31, 2019, there was one U.S. government security in an unrealized loss position, which was also in a continuous loss position for more than 12 months. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2019.

4.	Loans
The Company’s loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments are referred to collectively as loans, excluding PCI loans. Purchased loans for which there was, at acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments are referred to as PCI loans.
The following is an analysis of the loan portfolio by segment (net of unearned income):

	March 31, 2019			December 31, 2018
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,509,472	$9,914	$3,519,386	$3,438,422	$9,240	$3,447,662
Real estate:
One-to-four family residential	282,673	7,494	290,167	238,367	8,017	246,384
Commercial and multifamily residential	3,917,833	61,661	3,979,494	3,846,027	62,910	3,908,937
Total real estate	4,200,506	69,155	4,269,661	4,084,394	70,927	4,155,321
Real estate construction:
One-to-four family residential	207,900	147	208,047	217,790	153	217,943
Commercial and multifamily residential	240,458	519	240,977	284,394	534	284,928
Total real estate construction	448,358	666	449,024	502,184	687	502,871
Consumer	312,886	8,522	321,408	318,945	8,906	327,851
Less: Net unearned income	(38,681)	—	(38,681)	(42,194)	—	(42,194)
Total loans, net of unearned income	8,432,541	88,257	8,520,798	8,301,751	89,760	8,391,511
Less: ALLL	(80,029)	(3,245)	(83,274)	(79,758)	(3,611)	(83,369)
Total loans, net	$8,352,512	$85,012	$8,437,524	$8,221,993	$86,149	$8,308,142
Loans held for sale	$4,017	$—	$4,017	$3,849	$—	$3,849

At March 31, 2019 and December 31, 2018, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
The Company has made loans to executive officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $9.5 million and $9.6 million at March 31, 2019 and December 31, 2018, respectively. During the first three months of 2019, there were no advances and $99 thousand in repayments.
At March 31, 2019 and December 31, 2018, $3.24 billion and $3.22 billion of commercial and residential real estate loans were pledged as collateral on FHLB borrowings and additional borrowing capacity. The Company has also pledged $86.1 million and $82.0 million of commercial loans to the FRB for additional borrowing capacity at March 31, 2019 and December 31, 2018, respectively.

The following is an analysis of nonaccrual loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$35,577	$46,496	$35,504	$45,072
Unsecured	—	—	9	9
Real estate:
One-to-four family residential	923	1,018	1,158	1,178
Commercial & multifamily residential:
Commercial land	2,570	2,577	2,261	2,270
Income property	1,108	1,118	2,721	3,062
Owner occupied	9,623	9,960	9,922	10,300
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	318	318
Consumer	2,814	3,062	2,949	3,149
Total	$52,615	$64,231	$54,842	$65,358

Loans, excluding PCI loans
The following is an aging of the recorded investment of the loan portfolio as of March 31, 2019 and December 31, 2018:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2019	(in thousands)
Commercial business:
Secured	$3,337,206	$6,848	$1,603	$—	$8,451	$35,577	$3,381,234
Unsecured	114,087	32	1,098	—	1,130	—	115,217
Real estate:
One-to-four family residential	280,727	680	—	—	680	923	282,330
Commercial & multifamily residential:
Commercial land	292,125	225	—	—	225	2,570	294,920
Income property	1,959,361	2,140	—	—	2,140	1,108	1,962,609
Owner occupied	1,627,738	1,123	75	—	1,198	9,623	1,638,559
Real estate construction:
One-to-four family residential:
Land and acquisition	3,619	—	—	—	—	—	3,619
Residential construction	203,318	—	—	—	—	—	203,318
Commercial & multifamily residential:
Income property	163,674	—	—	—	—	—	163,674
Owner occupied	74,736	—	—	—	—	—	74,736
Consumer	308,069	1,234	208	—	1,442	2,814	312,325
Total	$8,364,660	$12,282	$2,984	$—	$15,266	$52,615	$8,432,541

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,267,709	$5,864	$3,624	$—	$9,488	$35,504	$3,312,701
Unsecured	111,868	240	—	—	240	9	112,117
Real estate:
One-to-four family residential	233,941	694	233	—	927	1,158	236,026
Commercial & multifamily residential:
Commercial land	283,416	—	—	—	—	2,261	285,677
Income property	1,910,505	5,009	2,241	—	7,250	2,721	1,920,476
Owner occupied	1,606,085	1,744	—	—	1,744	9,922	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	—	—	—	318	4,417
Residential construction	212,303	93	—	—	93	—	212,396
Commercial & multifamily residential:
Income property	194,912	—	—	—	—	—	194,912
Owner occupied	79,805	7,258	—	—	7,258	—	87,063
Consumer	314,008	1,057	201	—	1,258	2,949	318,215
Total	$8,218,651	$21,959	$6,299	$—	$28,258	$54,842	$8,301,751

The following is an analysis of impaired loans as of March 31, 2019 and December 31, 2018:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
March 31, 2019	(in thousands)
Commercial business:
Secured	$3,351,027	$30,207	$5,426	$6,189	$2,829	$24,781	$30,656
Unsecured	115,199	18	—	—	—	18	18
Real estate:
One-to-four family residential	281,466	864	313	793	8	551	568
Commercial & multifamily residential:
Commercial land	292,055	2,865	—	—	—	2,865	2,909
Income property	1,961,287	1,322	—	—	—	1,322	1,333
Owner occupied	1,622,007	16,552	3,181	4,640	52	13,371	13,617
Real estate construction:
One-to-four family residential:
Land and acquisition	3,619	—	—	—	—	—	—
Residential construction	203,318	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	163,674	—	—	—	—	—	—
Owner occupied	74,736	—	—	—	—	—	—
Consumer	308,870	3,455	2,558	2,703	22	897	1,012
Total	$8,377,258	$55,283	$11,478	$14,325	$2,911	$43,805	$50,113

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,286,416	$26,285	$6,350	$8,460	$2,023	$19,935	$24,404
Unsecured	112,097	20	20	20	—	—	—
Real estate:
One-to-four family residential	235,138	888	325	798	8	563	575
Commercial & multifamily residential:
Commercial land	283,451	2,226	—	—	—	2,226	2,272
Income property	1,917,522	2,954	99	165	1	2,855	3,011
Owner occupied	1,605,042	12,709	3,231	4,666	69	9,478	9,750
Real estate construction:
One-to-four family residential:
Land and acquisition	4,417	—	—	—	—	—	—
Residential construction	212,396	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	194,912	—	—	—	—	—	—
Owner occupied	87,063	—	—	—	—	—	—
Consumer	314,193	4,022	3,326	3,584	31	696	704
Total	$8,252,647	$49,104	$13,351	$17,693	$2,132	$35,753	$40,716

The following table provides additional information on impaired loans for the three month periods indicated:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$28,246	$12	$42,306	$12
Unsecured	19	—	24	—
Real estate:
One-to-four family residential	876	6	881	7
Commercial & multifamily residential:
Commercial land	2,546	7	2,569	—
Income property	2,138	19	4,292	31
Owner occupied	14,630	118	8,622	84
Real estate construction:
One-to-four family residential:
Residential construction	—	—	1,210	—
Commercial & multifamily residential:
Owner occupied	—	—	4,050	51
Consumer	3,738	27	6,623	54
Total	$52,193	$189	$70,577	$239

The following is an analysis of loans classified as TDR during the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	2	$616	$616	1	$450	$450
Real estate:
Commercial and multifamily residential:
Income property	1	217	217	—	—	—
Commercial and multifamily residential:
Income property	—	—	—	1	891	891
Consumer	—	—	—	7	1,143	1,143
Total	3	$833	$833	9	$2,484	$2,484

The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings, summarized in the table above, largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Credit losses for loans classified as TDR are measured on the same basis as impaired loans. For impaired loans, an allowance is established when the collateral value less selling costs (or discounted cash flows or observable market price) of the impaired loan is lower than the recorded investment of that loan.

The Company had commitments to lend $1.3 million of additional funds on loans classified as TDR as of March 31, 2019. The Company had $2.1 million of such commitments at December 31, 2018. During the three months ended March 31, 2019, the Company had one $26 thousand consumer loan that defaulted within 12 months of being modified as a TDR. The defaulted TDR loan is collateralized and was included with the loans individually measured for specific impairment. The Company did not experience any similar defaults during the three months ended March 31, 2018.
PCI Loans
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
The excess of cash flows, expected to be collected over the initial fair value of PCI loans, is referred to as the accretable yield and is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.
The following is an analysis of our PCI loans, net of related ALLL and remaining valuation discounts as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial business	$10,270	$9,672
Real estate:
One-to-four family residential	9,258	9,848
Commercial and multifamily residential	64,958	66,340
Total real estate	74,216	76,188
Real estate construction:
One-to-four family residential	147	153
Commercial and multifamily residential	491	507
Total real estate construction	638	660
Consumer	9,294	9,765
Subtotal of PCI loans	94,418	96,285
Less:
Valuation discount resulting from acquisition accounting	6,161	6,525
ALLL	3,245	3,611
PCI loans, net of valuation discounts and allowance for loan losses	$85,012	$86,149

The following table shows the changes in accretable yield for PCI loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$21,949	$31,176
Accretion	(1,577)	(2,265)
Disposals	103	(159)
Reclassifications from nonaccretable difference	1,374	603
Balance at end of period	$21,849	$29,355

5.	Allowance for Loan and Lease Losses and Allowance for Unfunded Commitments and Letters of Credit
We record an ALLL to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for the ALLL calculation during the three months ended March 31, 2019 and 2018.

The following tables show a detailed analysis of the ALLL for the three months ended March 31, 2019 and 2018:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2019	(in thousands)
Commercial business:
Secured	$43,188	$(1,249)	$323	$1,355	$43,617	$2,829	$40,788
Unsecured	2,626	—	157	(288)	2,495	—	2,495
Real estate:
One-to-four family residential	593	(2)	17	8	616	8	608
Commercial & multifamily residential:
Commercial land	3,947	—	7	634	4,588	—	4,588
Income property	4,044	—	23	951	5,018	—	5,018
Owner occupied	4,533	—	1	432	4,966	52	4,914
Real estate construction:
One-to-four family residential:
Land and acquisition	549	—	59	(201)	407	—	407
Residential construction	5,536	(170)	1	99	5,466	—	5,466
Commercial & multifamily residential:
Income property	5,784	—	—	(1,267)	4,517	—	4,517
Owner occupied	2,604	—	—	(384)	2,220	—	2,220
Consumer	5,301	(478)	238	484	5,545	22	5,523
PCI	3,611	(1,089)	705	18	3,245	—	3,245
Unallocated	1,053	—	—	(479)	574	—	574
Total	$83,369	$(2,988)	$1,531	$1,362	$83,274	$2,911	$80,363

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three months ended March 31, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(2,414)	$553	$9,851	$37,331	$5,657	$31,674
Unsecured	2,000	(63)	249	409	2,595	2	2,593
Real estate:
One-to-four family residential	701	—	172	(315)	558	22	536
Commercial & multifamily residential:
Commercial land	4,265	—	6	(526)	3,745	—	3,745
Income property	5,672	(223)	141	(888)	4,702	—	4,702
Owner occupied	5,459	—	12	(722)	4,749	5	4,744
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	16	(67)	912	—	912
Residential construction	3,709	—	3	924	4,636	—	4,636
Commercial & multifamily residential:
Income property	7,053	—	—	421	7,474	—	7,474
Owner occupied	4,413	—	—	(2,490)	1,923	—	1,923
Consumer	5,163	(264)	260	57	5,216	171	5,045
PCI	6,907	(1,343)	1,224	(1,123)	5,665	—	5,665
Unallocated	—	—	—	321	321	—	321
Total	$75,646	$(4,307)	$2,636	$5,852	$79,827	$5,857	$73,970

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$4,330	$3,130
Net changes in the allowance for unfunded commitments and letters of credit	(550)	1,200
Balance at end of period	$3,780	$4,330

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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of March 31, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2019	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,217,555	$58,919	$104,760	$—	$—	$3,381,234
Unsecured	115,089	26	102	—	—	115,217
Real estate:
One-to-four family residential	281,107	—	1,223	—	—	282,330
Commercial and multifamily residential:
Commercial land	286,993	2,472	5,455	—	—	294,920
Income property	1,918,999	1,560	42,050	—	—	1,962,609
Owner occupied	1,578,780	13,724	46,055	—	—	1,638,559
Real estate construction:
One-to-four family residential:
Land and acquisition	3,619	—	—	—	—	3,619
Residential construction	203,318	—	—	—	—	203,318
Commercial and multifamily residential:
Income property	163,674	—	—	—	—	163,674
Owner occupied	74,148	—	588	—	—	74,736
Consumer	307,950	—	4,375	—	—	312,325
Total	$8,151,232	$76,701	$204,608	$—	$—	8,432,541
Less:
ALLL						80,029
Loans, excluding PCI loans, net						$8,352,512

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,160,910	$48,779	$103,007	$5	$—	$3,312,701
Unsecured	112,091	21	—	5	—	112,117
Real estate:
One-to-four family residential	234,416	—	1,610	—	—	236,026
Commercial and multifamily residential:
Commercial land	276,348	5,082	4,247	—	—	285,677
Income property	1,876,925	36,998	6,553	—	—	1,920,476
Owner occupied	1,556,852	14,964	45,935	—	—	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	318	—	—	4,417
Residential construction	212,225	—	171	—	—	212,396
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	194,912
Owner occupied	87,063	—	—	—	—	87,063
Consumer	313,817	—	4,398	—	—	318,215
Total	$8,029,658	$105,844	$166,239	$10	$—	8,301,751
Less:
ALLL						79,758
Loans, excluding PCI loans, net						$8,221,993

The following is an analysis of the credit quality of our PCI loan portfolio as of March 31, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2019	(in thousands)
PCI loans:
Commercial business:
Secured	$8,749	$—	$804	$—	$—	$9,553
Unsecured	717	—	—	—	—	717
Real estate:
One-to-four family residential	8,565	—	693	—	—	9,258
Commercial and multifamily residential:
Commercial land	9,974	141	71	—	—	10,186
Income property	19,350	—	—	—	—	19,350
Owner occupied	28,662	—	6,760	—	—	35,422
Real estate construction:
One-to-four family residential:
Land and acquisition	146	—	1	—	—	147
Commercial and multifamily residential:
Income property	491	—	—	—	—	491
Consumer	8,908	—	386	—	—	9,294
Total	$85,562	$141	$8,715	$—	$—	94,418
Less:
Valuation discount resulting from acquisition accounting						6,161
ALLL						3,245
PCI loans, net						$85,012

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$8,041	$—	$840	$—	$—	$8,881
Unsecured	692	—	99	—	—	791
Real estate:
One-to-four family residential	9,633	—	215	—	—	9,848
Commercial and multifamily residential:
Commercial land	10,363	—	—	—	—	10,363
Income property	19,680	—	—	—	—	19,680
Owner occupied	35,944	—	353	—	—	36,297
Real estate construction:
One-to-four family residential:
Land and acquisition	151	—	2	—	—	153
Commercial and multifamily residential:
Income property	507	—	—	—	—	507
Consumer	9,326	—	439	—	—	9,765
Total	$94,337	$—	$1,948	$—	$—	96,285
Less:
Valuation discount resulting from acquisition accounting						6,525
ALLL						3,611
PCI loans, net						$86,149

6.	Other Real Estate Owned
The following tables set forth activity in OREO for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$6,019	$13,298
Transfers in	386	406
Valuation adjustments	(195)	(92)
Proceeds from sale of OREO property	(121)	(2,062)
Loss on sale of OREO, net	(14)	(43)
Balance, end of period	$6,075	$11,507

At March 31, 2019, there were $311 thousand in foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $678 thousand.

7.	Goodwill and Other Intangible Assets
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473
Accumulated amortization at beginning of period	(60,455)	(48,219)
CDI, net at beginning of period	45,018	57,254
CDI current period amortization	(2,748)	(3,188)
Total CDI, net at end of period	42,270	54,066
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	43,189	54,985
Total goodwill and other intangible assets at end of period	$809,031	$820,827

The following table provides the estimated future amortization expense of our CDI for the remaining nine months ending December 31, 2019 and the succeeding four years:

Year ending December 31,
(in thousands)

2019	$7,731
2020	8,724
2021	7,264
2022	5,880
2023	4,552

8.	Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. These debentures are callable at par on June 30, 2021, have a stated maturity of June 30, 2026 and bear interest at a fixed annual rate of 5.875% per year, from and including June 27, 2016, but excluding June 30, 2021. From and including June 30, 2021 through the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 4.715%.

9.	Junior Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $14.4 million of trust preferred obligations. The Company redeemed $6.2 million of these obligations during 2017. The remaining $8.2 million of obligations were redeemed in January 2018.

10.	Derivatives, Hedging Activities and Balance Sheet Offsetting
The Company is exposed to certain risks arising from both its business and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate collars as part of its interest rate risk management strategy. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. These derivative contracts are used to hedge the variable cash flows associated with existing variable-rate assets.
With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be no additional amounts reclassified as a decrease to interest income.

In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2019 and December 31, 2018 was $369.8 million and $366.7 million, respectively. During the three months ended March 31, 2019, there was no mark-to-market gain or loss recorded to “Other” noninterest expense. During the three months ended March 31, 2018, a mark-to-market gain of $6 thousand was recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives, as well as their classification on the Balance Sheet at March 31, 2019 and December 31, 2018:

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$6,268	Other assets	$—	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other assets	$8,815	Other assets	$7,033	Other liabilities	$8,815	Other liabilities	$7,033

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income at March 31, 2019 and December 31, 2018:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
	(in thousands)
Interest rate collar	$6,268	$—	Interest income	$—	$—

The notional amount of the interest rate collar was $500.0 million at March 31, 2019. We recorded no income statement impact for the interest rate collar for the three months ended March 31, 2019 and 2018.

The Company is party to interest rate swap contracts, interest rate collar and repurchase agreements that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. The following tables show the gross interest rate swap contracts, collar agreements and repurchase agreements in the Consolidated Balance Sheets and the respective collateral received or pledged in the form of cash or other financial instruments. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of overcollateralization are not shown.

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Posted	Net Amount
March 31, 2019	(in thousands)
Assets
Interest rate swap contracts	$8,815	$—	$8,815	$—	$8,815
Interest rate collar	$6,268	$—	$6,268	$—	6,268
Liabilities
Interest rate swap contracts	$8,815	$—	$8,815	$(5,573)	$3,242
Repurchase agreements	$23,018	$—	$23,018	$(23,018)	$—

December 31, 2018
Assets
Interest rate swap contracts	$7,033	$—	$7,033	$—	$7,033
Liabilities
Interest rate swap contracts	$7,033	$—	$7,033	$(3,235)	$3,798
Repurchase agreements	$61,094	$—	$61,094	$(61,094)	$—

The Company’s agreements with each of its derivative counterparties provide that if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2019	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$23,018	$—	$—	$—	$23,018
Gross amount of recognized liabilities for repurchase agreements					23,018
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $23.0 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

11.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2019 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.

The following table shows the details of the Company’s operating lease right of use asset and the associated lease liability for the period indicated:

Item	Balance Sheet Location	March 31, 2019
		(in thousands)
Operating lease asset	Other assets	$48,211
Operating lease liability	Other liabilities	$54,246

At March 31, 2019 the Company’s operating leases have a weighted-average remaining lease term of 7.7 years and a weighted average discount rate of 3.2%. Cash paid for amounts included in the measurement of operating lease liabilities was $2.8 million for the three months ended March 31, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2019 were $1.4 million.
The following table shows the components of net lease costs:

		Three Months Ended March 31,
Item	Statement of Income Location	2019
		(in thousands)
Operating lease cost	Occupancy	$2,820
Variable lease cost	Occupancy	506
Sublease income	Occupancy	(315)
Net lease cost		$3,011

The following table shows future minimum payments for operating leases for the remaining nine months of 2019 and subsequent years:

Year ending December 31,
(in thousands)
2019	$8,297
2020	9,920
2021	8,883
2022	8,256
2023	6,949
Thereafter	19,561
Total future minimum lease payments	61,866
Amounts representing interest	(7,620)
Present value of minimum lease payments	$54,246

Future minimum lease payments for the Company’s operating leases as of December 31, 2018, prior to the adoption of new lease guidance were as follows:

Year Ending December 31,
(in thousands)
2019	$10,947
2020	9,766
2021	8,729
2022	8,102
2023	6,796
Thereafter	18,703
Total minimum payments	$63,043

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2019 and December 31, 2018, the Company’s loan commitments amounted to $2.66 billion and $2.62 billion, respectively.

Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $27.6 million and $28.3 million at March 31, 2019 and December 31, 2018, respectively. In addition, there were no commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at March 31, 2019 and December 31, 2018, respectively.
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

12.	Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity as of March 31, 2019:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 24, 2019	$0.28	$0.14	February 6, 2019	February 20, 2019

Subsequent to quarter end, on April 25, 2019, the Company declared a regular quarterly cash dividend of $0.28 per common share and a special cash dividend of $0.14 per common share payable on May 22, 2019 to shareholders of record at the close of business on May 8, 2019.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

13.	Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2019 and 2018:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three months ended March 31, 2019	(in thousands)
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income before reclassifications	32,063	—	4,810	36,873
Amounts reclassified from accumulated other comprehensive loss (2)	1,417	61	—	1,478
Net current-period other comprehensive income	33,480	61	4,810	38,351
Ending balance	$352	$(2,116)	$4,810	$3,046
Three months ended March 31, 2018
Beginning balance	$(19,779)	$(2,446)	$—	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	—	157
Other comprehensive loss before reclassifications	(26,048)	—	—	(26,048)
Amounts reclassified from accumulated other comprehensive loss (2)	(78)	61	—	(17)
Net current-period other comprehensive income (loss)	(26,126)	61	—	(26,065)
Ending balance	$(45,748)	$(2,385)	$—	$(48,133)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three month periods ended March 31, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2019	2018	Statement of Income
	(in thousands)
Unrealized gains and losses on available for sale debt securities
Investment securities (gains) losses, net	$(1,847)	$102	Investment securities gains, net
	(1,847)	102	Total before tax
	430	(24)	Income tax provision
	$(1,417)	$78	Net of tax

Amortization of pension plan liability
Actuarial losses	$(80)	$(80)	Compensation and employee benefits
	(80)	(80)	Total before tax
	19	19	Income tax provision
	$(61)	$(61)	Net of tax

14.	Fair Value Accounting and Measurement
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
Interest rate contracts and the interest rate collar are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2019	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,155,614	$—	$2,155,614	$—
State and municipal debt securities	536,490	—	536,490	—
U.S. government agency and government-sponsored enterprise securities	334,917	—	334,917	—
U.S. government securities	249	249	—	—
Total debt securities available for sale	$3,027,270	$249	$3,027,021	$—
Other assets:
Interest rate contracts	$8,815	$—	$8,815	$—
Interest rate collar	6,268	—	6,268	—
Liabilities
Other liabilities:
Interest rate contracts	$8,815	$—	$8,815	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2018	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,188,290	$—	$2,188,290	$—
State and municipal debt securities	574,323	—	574,323	—
U.S. government agency and government-sponsored enterprise securities	404,587	—	404,587	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$3,167,448	$248	$3,167,200	$—
Other assets:
Interest rate contracts	$7,033	$—	$7,033	$—
Liabilities
Other liabilities:
Interest rate contracts	$7,033	$—	$7,033	$—

There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the three month periods ended March 31, 2019 and 2018. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and OREO. The following methods were used to estimate the fair value of each such class of financial instrument:
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair market value of the collateral less estimated costs to sell if the loan is a collateral-dependent loan. The impairment evaluations are performed in conjunction with the allowance process on a quarterly basis by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD, which also reports to the Chief Credit Officer, is responsible for obtaining appraisals from third-parties or performing internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy and reasonableness.
OREO—OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance, or in the event of a write-up without previous losses charged to the allowance, a credit to earnings is recorded. Management periodically reviews OREO in an effort to ensure the property is recorded at its fair value, net of estimated costs to sell. Any fair value adjustments subsequent to acquisition are charged or credited to earnings. The initial and subsequent evaluations are performed by officers in the Special Credits group, which reports to the Chief Credit Officer. The REASD obtains appraisals from third-parties for OREO and performs internal evaluations. If an appraisal is obtained from a third-party, the REASD reviews the appraisal to evaluate the adequacy of the appraisal report, including its scope, methods, accuracy and reasonableness.
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at March 31, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$3,840	$—	$—	$3,840	$2,597
OREO	530	—	—	530	195
	$4,370	$—	$—	$4,370	$2,792

	Fair Value at March 31, 2018	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$7,820	$—	$—	$7,820	$5,058
OREO	160	—	—	160	51
	$7,980	$—	$—	$7,980	$5,109

The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the ALLL. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the ALLL, as well as subsequent changes in any valuation allowances from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$3,840	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (44.53%)
OREO	$530	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)

__________
(1) Discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets, and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values during the current period.
(3) Collateral consists of accounts receivable, fixed assets, inventory, real estate and state guarantee.

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
(3) Collateral consists of accounts receivable, fixed assets, inventory and real estate.
(4) As there was only one impaired loan remeasured using discounted cash flows, a range of discounts could not be provided.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$178,591	$178,591	$178,591	$—	$—
Interest-earning deposits with banks	33,482	33,482	33,482	—	—
Debt securities available for sale	3,027,270	3,027,270	249	3,027,021	—
FHLB stock	25,600	25,960	—	25,960	—
Loans held for sale	4,017	4,017	—	4,017	—
Loans	8,437,524	8,541,649	—	—	8,541,649
Interest rate contracts	8,815	8,815	—	8,815	—
Interest rate collar	6,268	6,268	—	6,268	—
Liabilities
Time deposits	$411,945	$406,652	$—	$406,652	$—
FHLB advances	390,510	390,988	—	390,988	—
Repurchase agreements	23,018	23,018	—	23,018	—
Subordinated debentures	35,416	36,053	—	36,053	—
Interest rate contracts	8,815	8,815	—	8,815	—

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$260,180	$260,180	$260,180	$—	$—
Interest-earning deposits with banks	17,407	17,407	17,407	—	—
Debt securities available for sale	3,167,448	3,167,448	248	3,167,200	—
FHLB stock	25,960	25,960	—	25,960	—
Loans held for sale	3,849	3,849	—	3,849	—
Loans	8,308,142	8,316,946	—	—	8,316,946
Interest rate contracts	7,033	7,033	—	7,033	—
Liabilities
Time deposits	$414,443	$407,659	$—	$407,659	$—
FHLB advances	399,523	400,085	—	400,085	—
Repurchase agreements	61,094	61,094	—	61,094	—
Subordinated debentures	35,462	34,897	—	34,897	—
Interest rate contracts	7,033	7,033	—	7,033	—

15.	Earnings Per Common Share
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
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands except per share amounts)
Basic EPS:
Net income	$45,871	$39,970
Less: Earnings allocated to participating securities:
Nonvested restricted shares	456	437
Earnings allocated to common shareholders	$45,415	$39,533
Weighted average common shares outstanding	72,521	72,300
Basic earnings per common share	$0.63	$0.55
Diluted EPS:
Earnings allocated to common shareholders	$45,415	$39,533
Weighted average common shares outstanding	72,521	72,300
Dilutive effect of equity awards	3	5
Weighted average diluted common shares outstanding	72,524	72,305
Diluted earnings per common share	$0.63	$0.55
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	—	12

16.	Revenue from Contracts with Customers
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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$8,980	$8,740
Card revenue	3,662	5,813
Financial services and trust revenue	2,957	2,730
Total revenue from contracts with customers	15,599	17,283
Other sources of noninterest income	6,097	5,860
Total noninterest income	$21,696	$23,143

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited Consolidated Financial Statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2018 audited Consolidated Financial Statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect funding sources;

•	the effect of changes to LIBOR;

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of acquired loans on our earnings;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems or inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	failure to maintain effective internal controls over financial reporting or disclosure controls and procedures;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.
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
CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the ALLL, business combinations and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Loan and Lease Losses,” “Business Combinations” and “Valuation and Recoverability of Goodwill” in our 2018 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2018 Annual Report on Form 10-K.

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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the first quarter of $45.9 million or $0.63 per diluted common share, compared to $40.0 million or $0.55 per diluted common share for the first quarter of 2018. Net interest income for the three months ended March 31, 2019 was $121.0 million, an increase of $5.5 million from the prior year period. The increase was a combination of higher rates on earning assets and higher volumes of loans and taxable securities.
The provision for loan and lease losses for the first quarter of 2019 was $1.4 million compared to $5.9 million during the first quarter of 2018. The higher provision expense recorded in the first quarter of 2018 was due to weaknesses in certain loans within the agricultural loan portfolio and net charge-off activity, partially offset by a provision recapture for PCI loans during that period.
Noninterest income for the current quarter was $21.7 million, a decrease of $1.4 million from the prior year period. The decrease was primarily due to lower card revenue during the quarter as we became subject to the interchange fee cap imposed under the Dodd-Frank Act. In addition, loan revenue decreased compared to the first quarter of 2018. Partially offsetting these decreases was a $1.8 million gain on the sale of securities during the quarter.
Total noninterest expense for the quarter ended March 31, 2019 was $84.7 million, a decrease of $1.3 million from the prior year period. After removing acquisition-related expenses of $4.3 million from the first quarter of 2018, year over year noninterest expense increased $3.0 million, or 4%. This increase was primarily driven by higher compensation and employee benefits, legal and professional expenses partially offset by a decrease in other expenses.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2019			2018
	Average Balances	Interest Earned / Paid	Average Rate (3)	Average Balances	Interest Earned / Paid	Average Rate (3)
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,406,664	$109,715	5.29%	$8,348,740	$104,091	5.06%
Taxable securities	2,637,436	17,415	2.68%	2,158,039	12,708	2.39%
Tax exempt securities (2)	502,765	3,758	3.03%	524,211	3,878	3.00%
Interest-earning deposits with banks	14,762	88	2.42%	91,763	345	1.52%
Total interest-earning assets	11,561,627	130,976	4.59%	11,122,753	121,022	4.41%
Other earning assets	232,077			218,126
Noninterest-earning assets	1,254,337			1,262,265
Total assets	$13,048,041			$12,603,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$406,539	$576	0.57%	$479,729	$526	0.44%
Savings accounts	897,335	44	0.02%	878,170	41	0.02%
Interest-bearing demand	1,258,054	953	0.31%	1,252,823	535	0.17%
Money market accounts	2,664,468	2,925	0.45%	2,795,008	1,407	0.20%
Total interest-bearing deposits	5,226,396	4,498	0.35%	5,405,730	2,509	0.19%
FHLB advances	499,428	2,685	2.18%	125,660	570	1.84%
Subordinated debentures	35,438	468	5.36%	35,623	468	5.33%
Other borrowings and interest-bearing liabilities	41,703	215	2.09%	60,840	116	0.77%
Total interest-bearing liabilities	5,802,965	7,866	0.55%	5,627,853	3,663	0.26%
Noninterest-bearing deposits	5,044,620			4,928,750
Other noninterest-bearing liabilities	155,624			97,266
Shareholders’ equity	2,044,832			1,949,275
Total liabilities & shareholders’ equity	$13,048,041			$12,603,144
Net interest income (tax equivalent)		$123,110			$117,359
Net interest margin (tax equivalent)			4.32%			4.28%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.2 million for the three months ended March 31, 2019 and 2018. The incremental accretion income on acquired loans was $2.0 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $789 thousand and $814 thousand for the three month periods ended March 31, 2019 and 2018, respectively.

(3)
Beginning January 2019, average rates were calculated using the actual number of days on an Actual/Actual basis. This change was done to provide more meaningful trend information, on a quarterly basis, for our NIM regardless of the number of days in the quarter. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

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

	Three Months Ended March 31, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$727	$4,897	$5,624
Taxable securities	3,045	1,662	4,707
Tax exempt securities	(160)	40	(120)
Interest earning deposits with banks	(392)	135	(257)
Interest income	$3,220	$6,734	$9,954
Interest Expense
Deposits:
Certificates of deposit	$(88)	$138	$50
Savings accounts	1	2	3
Interest-bearing demand	2	416	418
Money market accounts	(69)	1,587	1,518
Total interest on deposits	(154)	2,143	1,989
FHLB advances	1,991	124	2,115
Other borrowings and interest-bearing liabilities	(22)	121	99
Interest expense	$1,815	$2,388	$4,203
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Incremental accretion income due to:
FDIC PCI loans	$288	$329
Other acquired loans	1,747	3,370
Incremental accretion income	$2,035	$3,699

Net interest margin (tax equivalent) (1)	4.32%	4.28%
Operating net interest margin (1)(2)	4.33%	4.24%
__________
(1) Beginning January 2019, net interest margin (tax equivalent) and operating net interest margin (tax equivalent) were calculated using the actual number of days and on an Actual/Actual basis. This change was done to provide more meaningful trend information, on a quarterly basis, for our NIM regardless of the number of days in the quarter. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.
(2) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

Comparison of current quarter to prior year period
Net interest income for the first quarter of 2019 was $121.0 million, up from $115.5 million for the same quarter in 2018. The increase was primarily due to a combination of higher rates on earning assets and higher volumes of loans and taxable securities. The Company’s net interest margin (tax equivalent) increased to 4.32% in the first quarter of 2019, from 4.28% for the prior year period. This increase was due to higher yields on loans and taxable securities and higher volumes of these interest-earning assets, partially offset by higher average FHLB advances. The Company’s operating net interest margin (tax equivalent) (see footnote 2 in prior table) increased to 4.33%, or 9 basis points from 4.24% during the first quarter of 2018 due to higher rates on interest-earning assets, which more than offset the increase in rates on interest-bearing liabilities.
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the first quarter of 2019, the Company recorded a $1.4 million net provision compared to a $5.9 million net provision during the first quarter of 2018. The net provision for loan and lease losses recorded during the current quarter included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the quarter. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$8,980	$8,740	$240	3%
Card revenue	3,662	5,813	(2,151)	(37)%
Financial services and trust revenue	2,957	2,730	227	8%
Loan revenue	2,389	3,186	(797)	(25)%
Bank owned life insurance	1,519	1,426	93	7%
Investment securities gains, net	1,847	22	1,825	100%
Other	342	1,226	(884)	(72)%
Total noninterest income	$21,696	$23,143	$(1,447)	(6)%

Comparison of current quarter to prior year period
Noninterest income was $21.7 million for the first quarter of 2019, compared to $23.1 million for the same period in 2018. The decrease was due to lower card revenue during the current quarter because, as of July 1, 2018, we became subject to the interchange fee cap imposed under the Dodd-Frank Act. In addition, loan revenue decreased compared to the first quarter of 2018 due to lower gains recorded on the sale of SBA loans coupled with lower interest rate swap fee income. Other noninterest income also declined as a result of a gain on the sale of a credit card portfolio that was recorded during the first quarter of 2018. Partially offsetting these decreases were $1.8 million in gains on the sale of investments during the current quarter.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$52,085	$50,570	$1,515	3%
Occupancy	8,809	10,121	(1,312)	(13)%
Data processing	4,669	5,270	(601)	(11)%
Legal and professional services	4,573	3,237	1,336	41%
Amortization of intangibles	2,748	3,188	(440)	(14)%
B&O taxes (1)	1,876	1,317	559	42%
Advertising and promotion	974	1,429	(455)	(32)%
Regulatory premiums	984	937	47	5%
Net cost of operation of OREO	113	1	112	100%
Other (1)	7,869	9,917	(2,048)	(21)%
Total noninterest expense	$84,700	$85,987	$(1,287)	(1)%
__________
(1) Beginning the first quarter of 2019, B&O taxes are reported separately from other taxes, licenses and fees, which are now reported under “other noninterest expense.” Prior periods have been reclassified to conform to current period presentation.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$1,556
Occupancy	—	1,004
Data processing	—	287
Legal and professional fees	—	574
Advertising and promotion	—	512
Other	—	332
Total impact of acquisition-related expense to noninterest expense (1)	$—	$4,265
__________
(1) There were no acquisition-related expenses recorded during the three months ended March 31, 2019. All of the acquisition-related expenses in 2018 were related to the 2017 acquisition of Pacific Continental.
Comparison of current quarter to prior year period
Total noninterest expense for the first quarter of 2019 was $84.7 million, a decrease of $1.3 million from the prior year period. After removing the acquisition-related expenses of $4.3 million from the first quarter of 2018, year over year noninterest expense increased $3.0 million, or 4%. This increase was primarily driven by higher compensation and employee benefits and legal and professional expenses partially offset by a decrease in other expenses. Other expenses decreased as a result of a $550 thousand recapture of the loan loss reserves on off-balance sheet liabilities during the current quarter compared to an expense of $1.2 million during the first quarter of 2018.

Income Taxes
We recorded an income tax provision of $10.8 million for the first quarter of 2019, compared to a provision of $6.8 million for the same period in 2018, with effective tax rates of 19% for the first quarter of 2019 and 15% for the same period in 2018. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, bank owned life insurance and certain loan receivables. In addition, the current period’s rate reflects the tax benefit of discrete items, such as share-based compensation, that were higher in the first quarter of 2018. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018.
FINANCIAL CONDITION
Total assets were $13.06 billion at March 31, 2019, a decrease of $30.7 million from December 31, 2018. Cash and cash equivalents decreased $65.5 million. Loans increased $129.3 million during the current year, which was primarily the result of increased loan production. Debt securities available for sale were $3.03 billion at March 31, 2019, a decrease of $140.2 million from December 31, 2018 as earning assets rotated into loans. Total liabilities were $10.98 billion as of March 31, 2019, a decrease of $85.7 million from December 31, 2018. The decline was primarily due to a decrease in deposits.
Investment Securities
At March 31, 2019, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $3.03 billion compared to $3.17 billion at December 31, 2018. The decrease in the debt securities portfolio from year-end is due to $183.0 million in maturities, repayments and sales and $4.5 million in premium amortization, partially offset by a $43.6 million increase in net unrealized gain and $3.7 million in purchases. The average duration of our debt securities investment portfolio was approximately 4 years and 4 months at March 31, 2019. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At March 31, 2019, the market value of debt securities available for sale had a net unrealized gain of $455 thousand compared to a net unrealized loss of $43.2 million at December 31, 2018. The change in valuation was the result of fluctuations in market interest rates during the three months ended March 31, 2019. At March 31, 2019, the Company had $1.72 billion of debt securities available for sale with gross unrealized losses of $30.6 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,155,614	$2,188,290
State and municipal securities	536,490	574,323
U.S. government agency and government-sponsored enterprise securities	334,917	404,587
U.S. government securities	249	248
Total debt securities available for sale	$3,027,270	$3,167,448
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
We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an impairment of a loan warrants specific reserves or a write-down of the loan. For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Loan and Lease Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2018 Annual Report on Form 10-K.
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	March 31, 2019	% of Total	December 31, 2018	% of Total
	(dollars in thousands)
Commercial business	$3,509,472	41.2%	$3,438,422	41.0%
Real estate:
One-to-four family residential	282,673	3.3%	238,367	2.8%
Commercial and multifamily residential	3,917,833	46.1%	3,846,027	45.8%
Total real estate	4,200,506	49.4%	4,084,394	48.6%
Real estate construction:
One-to-four family residential	207,900	2.4%	217,790	2.6%
Commercial and multifamily residential	240,458	2.8%	284,394	3.4%
Total real estate construction	448,358	5.2%	502,184	6.0%
Consumer	312,886	3.7%	318,945	3.8%
PCI	88,257	1.0%	89,760	1.1%
Subtotal	8,559,479	100.5%	8,433,705	100.5%
Less: Net unearned income	(38,681)	(0.5)%	(42,194)	(0.5)%
Loans, net of unearned income (before ALLL)	$8,520,798	100.0%	$8,391,511	100.0%
Loans held for sale	$4,017		$3,849
Total loans increased $129.3 million from year-end 2018 primarily the result of organic loan production, partially offset by principal pay downs. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $38.7 million in unearned income recorded at March 31, 2019 was comprised of $22.7 million in net purchase discounts and $16.0 million in net deferred loan fees. The $42.2 million in unearned income recorded at December 31, 2018 consisted of $26.1 million in net purchase discounts and $16.1 million in net deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	March 31, 2019	December 31, 2018
Acquisition:	(in thousands)
Pacific Continental	$17,327	$18,526
Intermountain	2,188	2,303
West Coast	4,145	4,578
Other	(959)	725
Total net discount at period end	$22,701	$26,132
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
PCI Loans: PCI loans are comprised of loans and loan commitments acquired in connection with the 2011 FDIC-assisted acquisitions of First Heritage Bank and Summit Bank, as well as the 2010 FDIC-assisted acquisitions of Columbia River Bank and American Marine Bank. PCI loans are generally accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 4 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO and (iii) OPPO, if applicable.
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$35,577	$35,513
Real estate:
One-to-four family residential	923	1,158
Commercial and multifamily residential	13,301	14,904
Total real estate	14,224	16,062
Real estate construction:
One-to-four family residential	—	318
Consumer	2,814	2,949
Total nonaccrual loans	52,615	54,842
OREO and OPPO	6,075	6,049
Total nonperforming assets	$58,690	$60,891

Loans, net of unearned income	$8,520,798	$8,391,511
Total assets	$13,064,436	$13,095,145

Nonperforming loans to period end loans	0.62%	0.65%
Nonperforming assets to period end assets	0.45%	0.46%

At March 31, 2019, nonperforming assets were $58.7 million, compared to $60.9 million at December 31, 2018. Nonperforming assets decreased $2.2 million during the three months ended March 31, 2019, primarily due to decreases in nonaccrual real estate loans. For further information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Allowance for Loan and Lease Losses
The ALLL is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan and lease losses is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies. The ALLL for unfunded commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities at the balance sheet date.
At March 31, 2019, our ALLL was $83.3 million, or 0.98% of total loans (excluding loans held for sale). This compares with an ALLL of $83.4 million, or 0.99% of total loans (excluding loans held for sale) at December 31, 2018 and an ALLL of $79.8 million or 0.96% of total loans (excluding loans held for sale) at March 31, 2018.

The following table provides an analysis of the Company’s ALLL at the dates and the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Beginning balance, loans excluding PCI loans	$79,758	$68,739
Beginning balance, PCI loans	3,611	6,907
Beginning balance	83,369	75,646
Charge-offs:
Commercial business	(1,249)	(2,477)
One-to-four family residential	(2)	—
Commercial and multifamily residential	—	(223)
One-to-four family residential construction	(170)	—
Consumer	(478)	(264)
PCI loans	(1,089)	(1,343)
Total charge-offs	(2,988)	(4,307)
Recoveries:
Commercial business	480	802
One-to-four family residential	17	172
Commercial and multifamily residential	31	159
One-to-four family residential construction	60	19
Consumer	238	260
PCI loans	705	1,224
Total recoveries	1,531	2,636
Net charge-offs	(1,457)	(1,671)
Provision for loan and lease losses, loans excluding PCI loans	1,344	6,975
Provision (recapture) for loan and lease losses, PCI loans	18	(1,123)
Provision for loan and lease losses	1,362	5,852
Ending balance, loans excluding PCI loans	80,029	74,162
Ending balance, PCI loans	3,245	5,665
Ending balance	$83,274	$79,827
Total loans, net at end of period, excluding loans held of sale	$8,520,798	$8,339,631
ALLL to period-end loans	0.98%	0.96%
ALLL for unfunded commitments and letters of credit
Beginning balance	$4,330	$3,130
Net changes in the ALLL for unfunded commitments and letters of credit	(550)	1,200
Ending balance	$3,780	$4,330

Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB, the FRB, and sweep repurchase agreements to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities and other assets and to fund continuing operations.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) decreased $74.9 million from year-end 2018, shown in the table below.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2019, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public deposits) totaled $368.4 million, or 3.6% of total deposits, compared to $395.2 million or 3.8% at year-end 2018. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,106,568	49.2%	$5,227,216	50.0%
Interest-bearing demand	1,270,047	12.2%	1,244,254	11.9%
Money market	2,389,024	23.0%	2,367,964	22.6%
Savings	897,329	8.7%	890,557	8.5%
Certificates of deposit, less than $250,000	236,014	2.3%	243,849	2.3%
Total core deposits	9,898,982	95.4%	9,973,840	95.3%
Certificates of deposit, $250,000 or more	101,965	1.0%	89,473	0.9%
Certificates of deposit insured by CDARS®	22,890	0.2%	23,580	0.2%
Brokered certificates of deposit	51,375	0.5%	57,930	0.6%
Reciprocal money market accounts	294,096	2.9%	313,692	3.0%
Subtotal	10,369,308	100.0%	10,458,515	100.0%
Valuation adjustment resulting from acquisition accounting	(299)		(389)
Total deposits	$10,369,009		$10,458,126

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At March 31, 2019, we had FHLB advances of $390.5 million compared to $399.5 million at December 31, 2018.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2019 and December 31, 2018, we had deposit customer sweep-related repurchase agreements of $23.0 million and $61.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2019, we had commitments to extend credit of $2.68 billion compared to $2.65 billion at December 31, 2018.
Capital Resources
Shareholders’ equity at March 31, 2019 was $2.09 billion, compared to $2.03 billion at December 31, 2018. Shareholders’ equity was 16% of total period-end assets at both March 31, 2019 and December 31, 2018.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2018 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions, which was completed as of January 1, 2019. We believe that, as of March 31, 2019, we and the Bank meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at March 31, 2019 and December 31, 2018.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at March 31, 2019 and December 31, 2018:

	Company		Columbia Bank
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
CET1 risk-based capital ratio	12.7759%	12.7401%	12.7042%	12.9576%
Tier 1 risk-based capital ratio	12.7759%	12.7401%	12.7042%	12.9576%
Total risk-based capital ratio	14.0053%	13.9920%	13.5787%	13.8494%
Leverage ratio	10.3718%	10.2444%	10.3058%	10.4185%
Capital conservation buffer	6.0053%	5.9920%	5.5787%	5.8494%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to EPS while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution.

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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$123,110	$117,359
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC PCI loans	(288)	(329)
Incremental accretion income on other acquired loans	(1,747)	(3,370)
Premium amortization on acquired securities	1,779	2,075
Interest reversals on nonaccrual loans	626	417
Operating net interest income (tax equivalent) (1)	$123,480	$116,152
Average interest earning assets	$11,561,627	$11,122,753
Net interest margin (tax equivalent) (1)(2)	4.32%	4.28%
Operating net interest margin (tax equivalent) (1)(2)	4.33%	4.24%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.1 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.
(2) Beginning January 2019, net interest margin (tax equivalent) and operating net interest margin (tax equivalent) were calculated using the actual number of days and on an Actual/Actual basis. This change was done to provide more meaningful trend information, on a quarterly basis, for our NIM regardless of the number of days in the quarter. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2019, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2018. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to our management (including the CEO and CFO) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2019:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
1/1/2019 - 1/31/2019	377	$36.65	—	2,900,000
2/1/2019 - 2/28/2019	156	36.32	—	2,900,000
3/1/2019 - 3/31/2019	63,803	37.81	—	2,900,000
	64,336	$37.80	—
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of 64,336 shares of common stock to pay the shareholders’ withholding taxes.
(2) As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1+ **	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2017

10.2+ **	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Lisa Dow, effective March 11, 2018

10.3+ **	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019

10.4+ **	First Amendment to the Columbia State Bank Endorsement Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

** Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	May 3, 2019	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2019	By	/s/ GREGORY A. SIGRIST
Gregory A. Sigrist
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2019	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)