Form 10-Q
period 2019-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2019-08-01
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.

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
1301 A Street
Tacoma, Washington 98402-2156
(Address of principal executive offices and zip code)
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
Yes ☐  No ☒
The number of shares of common stock outstanding at July 29, 2019 was 72,939,361.

i

PART I - FINANCIAL INFORMATION

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ALLL	Allowance for loan and lease losses	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank of Des Moines
ATM	Automated Teller Machine	FRB	Federal Reserve Bank
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offering Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	NIM	Net Interest Margin
B&O	Business and Occupation	OPPO	Other Personal Property Owned
CDI	Core Deposit Intangible	OREO	Other Real Estate Owned
CECL	Current Expected Credit Loss	Pacific Continental	Pacific Continental Corporation
CDARS®	Certificate of Deposit Account Registry Service	PCI	Purchased Credit Impaired
CET1	Common Equity Tier 1	REASD	Real Estate Appraisal Services Department
CEO	Chief Executive Officer	SBA	Small Business Administration
CFO	Chief Financial Officer	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	TDRs	Troubled Debt Restructurings
EPS	Earnings Per Share	GAAP	Generally Accepted Accounting Principles

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2019	December 31, 2018
ASSETS			(in thousands)
Cash and due from banks			$224,327	$260,180
Interest-earning deposits with banks			34,332	17,407
Total cash and cash equivalents			258,659	277,587
Debt securities available for sale at fair value			2,864,418	3,167,448
FHLB stock at cost			29,800	25,960
Loans held for sale			12,189	3,849
Loans, net of unearned income			8,646,990	8,391,511
Less: ALLL			80,517	83,369
Loans, net			8,566,473	8,308,142
Interest receivable			46,878	45,323
Premises and equipment, net			167,295	168,788
OREO			1,118	6,019
Goodwill			765,842	765,842
Other intangible assets, net			40,540	45,937
Other assets			337,596	280,250
Total assets			$13,090,808	$13,095,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,082,219	$5,227,216
Interest-bearing			5,129,380	5,230,910
Total deposits			10,211,599	10,458,126
FHLB advances			495,496	399,523
Securities sold under agreements to repurchase			50,226	61,094
Subordinated debentures			35,370	35,462
Other liabilities			164,479	107,291
Total liabilities			10,957,170	11,061,496
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
	June 30, 2019	December 31, 2018
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,548	73,249	1,644,922	1,642,246
Outstanding	72,924	73,249
Retained earnings			463,429	426,708
Accumulated other comprehensive income (loss)			47,150	(35,305)
Treasury stock at cost	624	—	(21,863)	—
Total shareholders’ equity			2,133,638	2,033,649
Total liabilities and shareholders’ equity			$13,090,808	$13,095,145

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Interest Income
Loans	$116,585	$105,412	$225,001	$208,439
Taxable securities	15,918	11,923	33,333	24,631
Tax-exempt securities	2,712	3,063	5,681	6,127
Deposits in banks	207	151	295	496
Total interest income	135,422	120,549	264,310	239,693
Interest Expense
Deposits	4,976	2,572	9,474	5,081
FHLB advances	4,708	815	7,393	1,385
Subordinated debentures	468	468	936	936
Other borrowings	154	20	369	136
Total interest expense	10,306	3,875	18,172	7,538
Net Interest Income	125,116	116,674	246,138	232,155
Provision for loan and lease losses	218	3,975	1,580	9,827
Net interest income after provision for loan and lease losses	124,898	112,699	244,558	222,328
Noninterest Income
Deposit account and treasury management fees	9,035	8,683	18,015	17,423
Card revenue	3,763	6,616	7,425	12,429
Financial services and trust revenue	3,425	3,219	6,382	5,949
Loan revenue	3,596	3,054	5,985	6,240
Bank owned life insurance	1,597	1,712	3,116	3,138
Investment securities gains (losses), net	285	(33)	2,132	(11)
Other	3,947	441	4,289	1,667
Total noninterest income	25,648	23,692	47,344	46,835
Noninterest Expense
Compensation and employee benefits	52,015	48,949	104,100	99,519
Occupancy	8,712	9,276	17,521	19,397
Data processing	4,601	5,221	9,270	10,491
Legal and professional fees	6,554	4,171	11,127	7,408
Amortization of intangibles	2,649	3,088	5,397	6,276
B&O taxes (1)	1,411	1,459	3,287	2,776
Advertising and promotion	870	1,622	1,844	3,051
Regulatory premiums	956	937	1,940	1,874
Net cost (benefit) of operation of OREO	(705)	758	(592)	759
Other (1)	9,665	9,162	17,534	19,079
Total noninterest expense	86,728	84,643	171,428	170,630
Income before income taxes	63,818	51,748	120,474	98,533
Income tax provision	12,094	9,999	22,879	16,814
Net Income	$51,724	$41,749	$97,595	$81,719
Earnings per common share
Basic	$0.71	$0.57	$1.33	$1.12
Diluted	$0.71	$0.57	$1.33	$1.12
Weighted average number of common shares outstanding	72,451	72,385	72,486	72,343
Weighted average number of diluted common shares outstanding	72,451	72,390	72,487	72,347

__________
(1) Beginning the first quarter of 2019, B&O taxes are reported separately from other taxes, licenses and fees, which are now reported under “other noninterest expense.” Prior periods have been reclassified to conform to current period presentation.

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Net income	$51,724	$41,749
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of ($11,217) and $2,376	37,029	(7,845)
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $66 and $1	(219)	(4)
Net unrealized gain (loss) from securities, net of reclassification adjustment	36,810	(7,849)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($19) and ($19)	61	61
Pension plan liability adjustment, net	61	61
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($2,191) and $0	7,233	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	7,233	—
Other comprehensive income (loss)	44,104	(7,788)
Total comprehensive income	$95,828	$33,961

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net income	$97,595	$81,719
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of ($21,788) and $10,267	71,926	(33,893)
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $496 and $25	(1,636)	(82)
Net unrealized gain (loss) from securities, net of reclassification adjustment	70,290	(33,975)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($37) and ($38)	122	122
Pension plan liability adjustment, net	122	122
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($3,648) and $0	12,043	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	12,043	—
Other comprehensive income (loss)	82,455	(33,853)
Total comprehensive income	$180,050	$47,866
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended June 30, 2019	(in thousands except per share amounts)
Balance at April 1, 2019	73,565	$1,642,977	$442,597	$3,046	$—	$2,088,620
Net income	—	—	51,724	—	—	51,724
Other comprehensive income	—	—	—	44,104	—	44,104
Issuance of common stock - stock option and other plans	2	15	—	—	—	15
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	(10)	2,243	—	—	—	2,243
Purchase and retirement of common stock	(9)	(314)	—	—	—	(314)
Cash dividends declared on common stock ($0.42 per share)	—	—	(30,892)	—	—	(30,892)
Purchase of treasury stock	(624)	—	—	—	(21,863)	(21,863)
Balance at June 30, 2019	72,924	$1,644,922	$463,429	$47,150	$(21,863)	$2,133,638
For the Six Months Ended June 30, 2019
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	97,595	—	—	97,595
Other comprehensive income	—	—	—	82,455	—	82,455
Issuance of common stock - stock option and other plans	27	893	—	—	—	893
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	345	4,528	—	—	—	4,528
Purchase and retirement of common stock	(73)	(2,746)	—	—	—	(2,746)
Cash dividends declared on common stock ($0.84 per share)	—	—	(61,656)	—	—	(61,656)
Purchase of treasury stock	(624)	—	—	—	(21,863)	(21,863)
Balance at June 30, 2019	72,924	$1,644,922	$463,429	$47,150	$(21,863)	$2,133,638

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended June 30, 2018	(in thousands except per share amounts)
Balance at April 1, 2018	73,240	$1,634,916	$361,140	$(48,133)	$—	$1,947,923
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	46	—	—	46
Net income	—	—	41,749	—	—	41,749
Other comprehensive loss	—	—	—	(7,788)	—	(7,788)
Issuance of common stock - stock option and other plans	2	17	—	—	—	17
Activity in deferred compensation plan	—	3	—	—	—	3
Issuance of common stock - restricted stock awards, net of canceled awards	5	2,019	—	—	—	2,019
Purchase and retirement of common stock	(2)	(52)	—	—	—	(52)
Cash dividends declared on common stock ($0.26 per share)	—	—	(19,036)	—	—	(19,036)
Balance at June 30, 2018	73,245	$1,636,903	$383,899	$(55,921)	$—	$1,964,881
For the Six Months Ended June 30, 2018
Balance at January 1, 2018	73,020	$1,634,705	$337,442	$(22,225)	$—	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	(157)	157	—	—
Net income	—	—	81,719	—	—	81,719
Other comprehensive loss	—	—	—	(33,853)	—	(33,853)
Issuance of common stock - stock option and other plans	19	736	—	—	—	736
Activity in deferred compensation plan	—	6	—	—	—	6
Issuance of common stock - restricted stock awards, net of canceled awards	268	4,083	—	—	—	4,083
Purchase and retirement of common stock	(62)	(2,627)	—	—	—	(2,627)
Cash dividends declared on common stock ($0.48 per share)	—	—	(35,105)	—	—	(35,105)
Balance at June 30, 2018	73,245	$1,636,903	$383,899	$(55,921)	$—	$1,964,881

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$97,595	$81,719
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	1,580	9,827
Stock-based compensation expense	4,528	4,083
Depreciation, amortization and accretion	17,298	16,788
Investment securities (gain) loss, net	(2,132)	11
Net realized (gain) loss on sale of premises and equipment and loans held for investment	(666)	141
Net realized (gain) loss on sale and valuation adjustments of OREO	(507)	803
Gain on bank owned life insurance death benefit	(2,975)	—
Originations of loans held for sale	(68,722)	(67,311)
Proceeds from sales of loans held for sale	60,382	66,304
Net change in:
Interest receivable	(1,555)	(2,224)
Interest payable	1,608	(36)
Other assets	(16,484)	6,367
Other liabilities	8,560	(2,017)
Net cash provided by operating activities	98,510	114,455
Cash Flows From Investing Activities
Loans originated, net of principal collected	(207,641)	(100,485)
Purchases of:
Debt securities available for sale	(54,405)	(215,612)
Loans held for investment	(49,039)	—
Premises and equipment	(3,540)	(5,011)
FHLB stock	(117,240)	(89,720)
Proceeds from:
Sales of debt securities available for sale	259,554	32,330
Principal repayments and maturities of debt securities available for sale	182,125	219,683
Sales of premises and equipment and loans held for investment	24	6,236
Redemption of FHLB stock	113,400	86,200
Sales of OREO and OPPO	5,823	5,821
Bank owned life insurance death benefit	—	5,074
Net cash provided by (used in) investing activities	129,061	(55,484)
Cash Flows From Financing Activities
Net decrease in deposits	(246,404)	(147,891)
Net decrease in sweep repurchase agreements (1)	(10,868)	(7,830)
Proceeds from:
FHLB advances	2,931,000	2,243,000
FRB borrowings	36,000	10
Other borrowings	100	—
Exercise of stock options	893	736
Payments for:
Repayment of FHLB advances	(2,835,000)	(2,155,000)
Repayment of FRB borrowings	(36,000)	(10)
Repayment of other borrowings	(100)	—
Repayment of junior subordinated debentures	—	(8,248)
Repayment of term repurchase agreement (1)	—	(25,000)
Common stock dividends	(61,511)	(35,105)
Purchase of treasury stock	(21,863)	—
Purchase and retirement of common stock	(2,746)	(2,627)
Net cash used in financing activities	(246,499)	(137,965)
Decrease in cash and cash equivalents	(18,928)	(78,994)
Cash and cash equivalents at beginning of period	277,587	342,533
Cash and cash equivalents at end of period	$258,659	$263,539
__________
(1) Revised from amounts previously reported to correct an immaterial misclassification of a $25.0 million repayment of the term repurchase agreement within Net decrease in sweep repurchase agreements for the six months ended June 30, 2018. There were no changes to net cash flows from operating, investing or financing activities as a result of this change.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Supplemental Information:
Interest paid	$16,564	$7,573
Income taxes paid, net of refunds	$20,940	$3,621
Non-cash investing and financing activities
Loans transferred to OREO	$386	$406
Premises and equipment expenditures incurred but not yet paid	$56	$40
Change in dividends payable on unvested shares included in other liabilities	$145	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results to be anticipated for the year ending December 31, 2019. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2018 Annual Report on Form 10-K.
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

Recently Issued Accounting Standards, Not Yet Adopted
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-01, 2016-13, and 2017-12). Many of the amendments reflect decisions reached at FASB meetings or meetings of the Board’s credit losses transition resource group. Topics covered in this ASU include: accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures, extension and renewal options, etc. The amendments in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact that this guidance will have on its Consolidated Financial Statements.
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
Although the Company is in the final stages of determining an initial estimate, it currently cannot reasonably estimate the impact that the adoption of ASU 2016-13 will have on its Consolidated Financial Statements. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the CECL model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information, assessing the impact to internal controls over financial reporting, and capital planning.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,099,819	$50,980	$(11,303)	$2,139,496
State and municipal securities	503,279	7,459	(1,059)	509,679
U.S. government agency and government-sponsored enterprise securities	212,655	2,527	(188)	214,994
U.S. government securities	250	—	(1)	249
Total	$2,816,003	$60,966	$(12,551)	$2,864,418
December 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,222,521	$9,236	$(43,467)	$2,188,290
State and municipal securities	579,755	2,328	(7,760)	574,323
U.S. government agency and government-sponsored enterprise securities	408,088	1,235	(4,736)	404,587
U.S. government securities	251	—	(3)	248
Total	$3,210,615	$12,799	$(55,966)	$3,167,448

The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Proceeds from sales of debt securities available for sale	$175,586	$12,569	$259,554	$32,330

Gross realized gains from sales of debt securities available for sale	$1,510	$87	$3,357	$235
Gross realized losses from sales of debt securities available for sale	(1,225)	(83)	(1,225)	(129)
Other securities losses, net (1)	—	(37)	—	(117)
Investment securities gains, net	$285	$(33)	$2,132	$(11)

__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities for the periods ended June 30, 2018. There were no sales of equity securities during the periods presented.
The scheduled contractual maturities of debt securities available for sale at June 30, 2019 are presented as follows:

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$95,802	$95,869
Due after one year through five years	438,632	441,541
Due after five years through ten years	1,315,811	1,361,873
Due after ten years	965,758	965,135
Total debt securities available for sale	$2,816,003	$2,864,418

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

June 30, 2019
(in thousands)
Washington and Oregon State to secure public deposits	$280,968
FRB to secure borrowings	52,329
Other securities pledged	156,218
Total securities pledged as collateral	$489,515

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,165	$(6)	$785,380	$(11,297)	$786,545	$(11,303)
State and municipal securities	8,895	(33)	105,708	(1,026)	114,603	(1,059)
U.S. government agency and government-sponsored enterprise securities	502	—	64,376	(188)	64,878	(188)
U.S. government securities	—	—	249	(1)	249	(1)
Total	$10,562	$(39)	$955,713	$(12,512)	$966,275	$(12,551)
December 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$154,622	$(972)	$1,301,387	$(42,495)	$1,456,009	$(43,467)
State and municipal securities	106,292	(581)	280,496	(7,179)	386,788	(7,760)
U.S. government agency and government-sponsored enterprise securities	15,392	(45)	291,435	(4,691)	306,827	(4,736)
U.S. government securities	—	—	247	(3)	247	(3)
Total	$276,306	$(1,598)	$1,873,565	$(54,368)	$2,149,871	$(55,966)

At June 30, 2019, there were 230 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 228 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.
At June 30, 2019, there were 134 state and municipal government securities in an unrealized loss position, of which 126 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2019, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.
At June 30, 2019, there were 13 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, of which 12 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

At June 30, 2019, there was one U.S. government security in an unrealized loss position, which was also in a continuous loss position for more than 12 months. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2019.

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
The following is an analysis of the loan portfolio by segment (net of unearned income):

	June 30, 2019			December 31, 2018
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,644,051	$9,330	$3,653,381	$3,438,422	$9,240	$3,447,662
Real estate:
One-to-four family residential	279,091	7,557	286,648	238,367	8,017	246,384
Commercial and multifamily residential	3,913,546	58,518	3,972,064	3,846,027	62,910	3,908,937
Total real estate	4,192,637	66,075	4,258,712	4,084,394	70,927	4,155,321
Real estate construction:
One-to-four family residential	201,783	143	201,926	217,790	153	217,943
Commercial and multifamily residential	255,452	498	255,950	284,394	534	284,928
Total real estate construction	457,235	641	457,876	502,184	687	502,871
Consumer	305,752	8,684	314,436	318,945	8,906	327,851
Less: Net unearned income	(37,415)	—	(37,415)	(42,194)	—	(42,194)
Total loans, net of unearned income	8,562,260	84,730	8,646,990	8,301,751	89,760	8,391,511
Less: ALLL	(77,248)	(3,269)	(80,517)	(79,758)	(3,611)	(83,369)
Total loans, net	$8,485,012	$81,461	$8,566,473	$8,221,993	$86,149	$8,308,142
Loans held for sale	$12,189	$—	$12,189	$3,849	$—	$3,849

At June 30, 2019 and December 31, 2018, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At June 30, 2019 and December 31, 2018, $3.25 billion and $3.22 billion of commercial and residential real estate loans were pledged as collateral on FHLB borrowings and additional borrowing capacity. The Company has also pledged $85.0 million and $82.0 million of commercial loans to the FRB for additional borrowing capacity at June 30, 2019 and December 31, 2018, respectively.

The following is an analysis of nonaccrual loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$23,982	$32,851	$35,504	$45,072
Unsecured	15	15	9	9
Real estate:
One-to-four family residential	860	888	1,158	1,178
Commercial & multifamily residential:
Commercial land	2,565	2,573	2,261	2,270
Income property	1,814	1,851	2,721	3,062
Owner occupied	7,464	7,601	9,922	10,300
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	318	318
Consumer	2,338	2,661	2,949	3,149
Total	$39,038	$48,440	$54,842	$65,358

Loans, excluding PCI loans
The following is an aging of the recorded investment of the loan portfolio as of June 30, 2019 and December 31, 2018:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2019	(in thousands)
Commercial business:
Secured	$3,471,016	$4,103	$3,294	$—	$7,397	$23,982	$3,502,395
Unsecured	128,865	438	—	—	438	15	129,318
Real estate:
One-to-four family residential	274,537	2,969	352	—	3,321	860	278,718
Commercial & multifamily residential:
Commercial land	289,574	—	—	—	—	2,565	292,139
Income property	1,946,429	1,022	—	—	1,022	1,814	1,949,265
Owner occupied	1,640,358	2,981	511	—	3,492	7,464	1,651,314
Real estate construction:
One-to-four family residential:
Land and acquisition	1,683	—	—	—	—	—	1,683
Residential construction	199,154	—	—	—	—	—	199,154
Commercial & multifamily residential:
Income property	163,074	—	—	—	—	—	163,074
Owner occupied	87,561	—	2,204	—	2,204	—	89,765
Consumer	302,323	604	170	—	774	2,338	305,435
Total	$8,504,574	$12,117	$6,531	$—	$18,648	$39,038	$8,562,260

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,267,709	$5,864	$3,624	$—	$9,488	$35,504	$3,312,701
Unsecured	111,868	240	—	—	240	9	112,117
Real estate:
One-to-four family residential	233,941	694	233	—	927	1,158	236,026
Commercial & multifamily residential:
Commercial land	283,416	—	—	—	—	2,261	285,677
Income property	1,910,505	5,009	2,241	—	7,250	2,721	1,920,476
Owner occupied	1,606,085	1,744	—	—	1,744	9,922	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	—	—	—	318	4,417
Residential construction	212,303	93	—	—	93	—	212,396
Commercial & multifamily residential:
Income property	194,912	—	—	—	—	—	194,912
Owner occupied	79,805	7,258	—	—	7,258	—	87,063
Consumer	314,008	1,057	201	—	1,258	2,949	318,215
Total	$8,218,651	$21,959	$6,299	$—	$28,258	$54,842	$8,301,751

The following is an analysis of impaired loans as of June 30, 2019 and December 31, 2018:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
June 30, 2019	(in thousands)
Commercial business:
Secured	$3,485,136	$17,259	$4,432	$5,661	$740	$12,827	$16,997
Unsecured	129,302	16	16	16	—	—	—
Real estate:
One-to-four family residential	277,873	845	315	596	6	530	755
Commercial & multifamily residential:
Commercial land	289,277	2,862	2,233	2,241	666	629	667
Income property	1,947,936	1,329	—	—	—	1,329	1,362
Owner occupied	1,641,023	10,291	3,129	4,614	43	7,162	7,272
Real estate construction:
One-to-four family residential:
Land and acquisition	1,683	—	—	—	—	—	—
Residential construction	199,154	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	163,074	—	—	—	—	—	—
Owner occupied	89,765	—	—	—	—	—	—
Consumer	301,978	3,457	1,141	1,275	20	2,316	2,460
Total	$8,526,201	$36,059	$11,266	$14,403	$1,475	$24,793	$29,513

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,286,416	$26,285	$6,350	$8,460	$2,023	$19,935	$24,404
Unsecured	112,097	20	20	20	—	—	—
Real estate:
One-to-four family residential	235,138	888	325	798	8	563	575
Commercial & multifamily residential:
Commercial land	283,451	2,226	—	—	—	2,226	2,272
Income property	1,917,522	2,954	99	165	1	2,855	3,011
Owner occupied	1,605,042	12,709	3,231	4,666	69	9,478	9,750
Real estate construction:
One-to-four family residential:
Land and acquisition	4,417	—	—	—	—	—	—
Residential construction	212,396	—	—	—	—	—	—
Commercial & multifamily residential:
Income property	194,912	—	—	—	—	—	—
Owner occupied	87,063	—	—	—	—	—	—
Consumer	314,193	4,022	3,326	3,584	31	696	704
Total	$8,252,647	$49,104	$13,351	$17,693	$2,132	$35,753	$40,716

The following table provides additional information on impaired loans for the three and six month periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$23,733	$18	$45,716	$85	$24,584	$29	$43,815	$97
Unsecured	18	—	444	1	18	1	304	1
Real estate:
One-to-four family residential	855	12	780	12	866	18	818	18
Commercial & multifamily residential:
Commercial land	2,864	8	2,557	—	2,651	15	2,467	—
Income property	1,325	—	2,846	32	1,868	—	3,572	62
Owner occupied	13,421	147	8,768	124	13,184	193	8,741	209
Real estate construction:
One-to-four family residential:
Residential construction	—	—	605	—	—	—	807	—
Commercial & multifamily residential:
Owner occupied	—	—	4,050	51	—	—	4,050	102
Consumer	3,456	21	6,391	34	3,644	37	6,599	77
Total	$45,672	$206	$72,157	$339	$46,815	$293	$71,173	$566

The following is an analysis of loans classified as TDR during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	3	$918	$918	7	$2,644	$2,644
Consumer	4	118	118	8	1,274	1,274
Total	7	$1,036	$1,036	15	$3,918	$3,918

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	5	$1,534	$1,534	8	$3,094	$3,094
Real estate:
Commercial and multifamily residential:
Income property	1	217	217	1	891	891
Consumer	4	118	118	15	2,417	2,417
Total	10	$1,869	$1,869	24	$6,402	$6,402

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
The Company had commitments to lend $464 thousand of additional funds on loans classified as TDR as of June 30, 2019. The Company had $2.1 million of such commitments at December 31, 2018. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three months ended June 30, 2019. The Company did have one $26 thousand consumer loan that defaulted within 12 months of being modified as a TDR during the six months ended June 30, 2019. The defaulted TDR loan is collateralized and was included with the loans individually measured for specific impairment. The Company did not experience any similar defaults during the three and six months ended June 30, 2018.
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
The following is an analysis of our PCI loans, net of related ALLL and remaining valuation discounts as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial business	$9,578	$9,672
Real estate:
One-to-four family residential	9,019	9,848
Commercial and multifamily residential	61,372	66,340
Total real estate	70,391	76,188
Real estate construction:
One-to-four family residential	143	153
Commercial and multifamily residential	474	507
Total real estate construction	617	660
Consumer	9,402	9,765
Subtotal of PCI loans	89,988	96,285
Less:
Valuation discount resulting from acquisition accounting	5,258	6,525
ALLL	3,269	3,611
PCI loans, net of valuation discounts and allowance for loan losses	$81,461	$86,149

The following table shows the changes in accretable yield for PCI loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$21,849	$29,355	$21,949	$31,176
Accretion	(1,999)	(1,937)	(3,576)	(4,202)
Disposals	3	(7)	106	(166)
Reclassifications to (from) nonaccretable difference	1,136	(2,061)	2,510	(1,458)
Balance at end of period	$20,989	$25,350	$20,989	$25,350

5.	Allowance for Loan and Lease Losses and Allowance for Unfunded Commitments and Letters of Credit
We record an ALLL to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for the ALLL calculation during the six months ended June 30, 2019 and 2018.

The following tables show a detailed analysis of the ALLL for the three and six months ended June 30, 2019 and 2018:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three Months Ended June 30, 2019	(in thousands)
Commercial business:
Secured	$43,617	$(4,103)	$515	$(2,167)	$37,862	$740	$37,122
Unsecured	2,495	(15)	32	498	3,010	—	3,010
Real estate:
One-to-four family residential	616	—	20	9	645	6	639
Commercial & multifamily residential:
Commercial land	4,588	—	7	814	5,409	666	4,743
Income property	5,018	—	25	282	5,325	—	5,325
Owner occupied	4,966	—	1	263	5,230	43	5,187
Real estate construction:
One-to-four family residential:
Land and acquisition	407	—	72	(326)	153	—	153
Residential construction	5,466	—	589	48	6,103	—	6,103
Commercial & multifamily residential:
Income property	4,517	—	1	(320)	4,198	—	4,198
Owner occupied	2,220	—	—	192	2,412	—	2,412
Consumer	5,545	(354)	178	(175)	5,194	20	5,174
PCI	3,245	(815)	872	(33)	3,269	—	3,269
Unallocated	574	—	—	1,133	1,707	—	1,707
Total	$83,274	$(5,287)	$2,312	$218	$80,517	$1,475	$79,042
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Six Months Ended June 30, 2019	(in thousands)
Commercial business:
Secured	$43,188	$(5,352)	$838	$(812)	$37,862	$740	$37,122
Unsecured	2,626	(15)	189	210	3,010	—	3,010
Real estate:
One-to-four family residential	593	(2)	37	17	645	6	639
Commercial & multifamily residential:
Commercial land	3,947	—	14	1,448	5,409	666	4,743
Income property	4,044	—	48	1,233	5,325	—	5,325
Owner occupied	4,533	—	2	695	5,230	43	5,187
Real estate construction:
One-to-four family residential:
Land and acquisition	549	—	131	(527)	153	—	153
Residential construction	5,536	(170)	590	147	6,103	—	6,103
Commercial & multifamily residential:
Income property	5,784	—	1	(1,587)	4,198	—	4,198
Owner occupied	2,604	—	—	(192)	2,412	—	2,412
Consumer	5,301	(832)	416	309	5,194	20	5,174
PCI	3,611	(1,904)	1,577	(15)	3,269	—	3,269
Unallocated	1,053	—	—	654	1,707	—	1,707
Total	$83,369	$(8,275)	$3,843	$1,580	$80,517	$1,475	$79,042

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three Months Ended June 30, 2018	(in thousands)
Commercial business:
Secured	$37,331	$(5,751)	$1,487	$7,283	$40,350	$67	$40,283
Unsecured	2,595	(24)	56	(184)	2,443	—	2,443
Real estate:
One-to-four family residential	558	—	196	(293)	461	8	453
Commercial & multifamily residential:
Commercial land	3,745	—	78	(545)	3,278	—	3,278
Income property	4,702	—	558	(1,158)	4,102	—	4,102
Owner occupied	4,749	—	4	(397)	4,356	86	4,270
Real estate construction:
One-to-four family residential:
Land and acquisition	912	—	12	(76)	848	—	848
Residential construction	4,636	—	2	(66)	4,572	—	4,572
Commercial & multifamily residential:
Income property	7,474	—	—	(107)	7,367	—	7,367
Owner occupied	1,923	—	—	376	2,299	—	2,299
Consumer	5,216	(232)	270	38	5,292	95	5,197
PCI	5,665	(1,235)	927	(575)	4,782	—	4,782
Unallocated	321	—	—	(321)	—	—	—
Total	$79,827	$(7,242)	$3,590	$3,975	$80,150	$256	$79,894
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Six Months Ended June 30, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(8,165)	$2,040	$17,134	$40,350	$67	$40,283
Unsecured	2,000	(87)	305	225	2,443	—	2,443
Real estate:
One-to-four family residential	701	—	368	(608)	461	8	453
Commercial & multifamily residential:
Commercial land	4,265	—	84	(1,071)	3,278	—	3,278
Income property	5,672	(223)	699	(2,046)	4,102	—	4,102
Owner occupied	5,459	—	16	(1,119)	4,356	86	4,270
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	28	(143)	848	—	848
Residential construction	3,709	—	5	858	4,572	—	4,572
Commercial & multifamily residential:
Income property	7,053	—	—	314	7,367	—	7,367
Owner occupied	4,413	—	—	(2,114)	2,299	—	2,299
Consumer	5,163	(496)	530	95	5,292	95	5,197
PCI	6,907	(2,578)	2,151	(1,698)	4,782	—	4,782
Unallocated	—	—	—	—	—	—	—
Total	$75,646	$(11,549)	$6,226	$9,827	$80,150	$256	$79,894

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$3,780	$4,330	$4,330	$3,130
Net changes in the allowance for unfunded commitments and letters of credit	200	(650)	(350)	550
Balance at end of period	$3,980	$3,680	$3,980	$3,680

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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reviewed to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating or accrual status may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful rated loans have a high probability of loss; however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectable and when identified, are charged off.

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of June 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,371,298	$35,506	$95,591	$—	$—	$3,502,395
Unsecured	129,098	—	220	—	—	129,318
Real estate:
One-to-four family residential	277,407	—	1,311	—	—	278,718
Commercial and multifamily residential:
Commercial land	277,564	2,426	12,149	—	—	292,139
Income property	1,904,020	547	44,698	—	—	1,949,265
Owner occupied	1,590,785	10,100	50,429	—	—	1,651,314
Real estate construction:
One-to-four family residential:
Land and acquisition	1,683	—	—	—	—	1,683
Residential construction	199,154	—	—	—	—	199,154
Commercial and multifamily residential:
Income property	163,074	—	—	—	—	163,074
Owner occupied	88,917	—	848	—	—	89,765
Consumer	301,826	—	3,609	—	—	305,435
Total	$8,304,826	$48,579	$208,855	$—	$—	8,562,260
Less:
ALLL						77,248
Loans, excluding PCI loans, net						$8,485,012

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,160,910	$48,779	$103,007	$5	$—	$3,312,701
Unsecured	112,091	21	—	5	—	112,117
Real estate:
One-to-four family residential	234,416	—	1,610	—	—	236,026
Commercial and multifamily residential:
Commercial land	276,348	5,082	4,247	—	—	285,677
Income property	1,876,925	36,998	6,553	—	—	1,920,476
Owner occupied	1,556,852	14,964	45,935	—	—	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	318	—	—	4,417
Residential construction	212,225	—	171	—	—	212,396
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	194,912
Owner occupied	87,063	—	—	—	—	87,063
Consumer	313,817	—	4,398	—	—	318,215
Total	$8,029,658	$105,844	$166,239	$10	$—	8,301,751
Less:
ALLL						79,758
Loans, excluding PCI loans, net						$8,221,993

The following is an analysis of the credit quality of our PCI loan portfolio as of June 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2019	(in thousands)
PCI loans:
Commercial business:
Secured	$6,910	$964	$767	$—	$—	$8,641
Unsecured	937	—	—	—	—	937
Real estate:
One-to-four family residential	8,340	—	679	—	—	9,019
Commercial and multifamily residential:
Commercial land	9,012	646	72	—	—	9,730
Income property	18,294	—	—	—	—	18,294
Owner occupied	26,985	—	6,363	—	—	33,348
Real estate construction:
One-to-four family residential:
Land and acquisition	143	—	—	—	—	143
Residential construction	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	474	—	—	—	—	474
Owner occupied	—	—	—	—	—	—
Consumer	9,024	—	378	—	—	9,402
Total	$80,119	$1,610	$8,259	$—	$—	89,988
Less:
Valuation discount resulting from acquisition accounting						5,258
ALLL						3,269
PCI loans, net						$81,461

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$8,041	$—	$840	$—	$—	$8,881
Unsecured	692	—	99	—	—	791
Real estate:
One-to-four family residential	9,633	—	215	—	—	9,848
Commercial and multifamily residential:
Commercial land	10,363	—	—	—	—	10,363
Income property	19,680	—	—	—	—	19,680
Owner occupied	35,944	—	353	—	—	36,297
Real estate construction:
One-to-four family residential:
Land and acquisition	151	—	2	—	—	153
Commercial and multifamily residential:
Income property	507	—	—	—	—	507
Consumer	9,326	—	439	—	—	9,765
Total	$94,337	$—	$1,948	$—	$—	96,285
Less:
Valuation discount resulting from acquisition accounting						6,525
ALLL						3,611
PCI loans, net						$86,149

6.	Other Real Estate Owned
The following tables set forth activity in OREO for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$6,075	$11,507	$6,019	$13,298
Transfers in	—	—	386	406
Valuation adjustments	—	(110)	(195)	(202)
Proceeds from sale of OREO property	(5,673)	(3,759)	(5,794)	(5,821)
Gain (loss) on sale of OREO, net	716	(558)	702	(601)
Balance, end of period	$1,118	$7,080	$1,118	$7,080

At June 30, 2019, there were $311 thousand in foreclosed residential real estate properties held as OREO and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $586 thousand.

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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473	105,473	105,473
Accumulated amortization at beginning of period	(63,203)	(51,407)	(60,455)	(48,219)
CDI, net at beginning of period	42,270	54,066	45,018	57,254
CDI current period amortization	(2,649)	(3,088)	(5,397)	(6,276)
Total CDI, net at end of period	39,621	50,978	39,621	50,978
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	40,540	51,897	40,540	51,897
Total goodwill and other intangible assets at end of period	$806,382	$817,739	$806,382	$817,739

The following table provides the estimated future amortization expense of our CDI for the remaining six months ending December 31, 2019 and the succeeding four years:

Year ending December 31,
(in thousands)
2019	$5,082
2020	8,724
2021	7,264
2022	5,880
2023	4,552

8.	Leases
The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2019 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
The following table shows the details of the Company’s operating lease right-of-use asset and the associated lease liability for the period indicated:

Item	Balance Sheet Location	June 30, 2019
		(in thousands)
Operating lease asset	Other assets	$47,875
Operating lease liability	Other liabilities	$53,875

At June 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 7.7 years and a weighted average discount rate of 3.2%. Cash paid for amounts included in the measurement of operating lease liabilities was $5.6 million for the six months ended June 30, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2019 was $3.6 million.
The following table shows the components of net lease costs:

		Three Months Ended June 30,	Six Months Ended June 30,
Item	Statement of Income Location	2019	2019
		(in thousands)
Operating lease cost (1)	Occupancy	$2,765	$5,585
Variable lease cost	Occupancy	517	1,023
Sublease income	Occupancy	(306)	(621)
Net lease cost		$2,976	$5,987

__________
(1) Includes short-term lease costs, which are immaterial.

The following table shows future minimum payments for operating leases for the remaining six months of 2019 and subsequent years:

Year ending December 31,
(in thousands)
2019	$5,494
2020	10,244
2021	9,223
2022	8,611
2023	7,332
Thereafter	20,448
Total future minimum lease payments	61,352
Amounts representing interest	(7,477)
Present value of minimum lease payments	$53,875

Future minimum lease payments for the Company’s operating leases as of December 31, 2018, prior to the adoption of the new lease guidance were as follows:

Year Ending December 31,
(in thousands)
2019	$10,947
2020	9,766
2021	8,729
2022	8,102
2023	6,796
Thereafter	18,703
Total minimum payments	$63,043

9.	Revolving Line of Credit
During the second quarter of 2019, the Company entered into a $30.0 million short-term credit facility with an unaffiliated bank that matures in May 2020. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of Columbia Banking System, Inc. common stock. As of June 30, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2019.

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

With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $2.1 million reclassified as an increase to interest income.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2019 and December 31, 2018 was $373.0 million and $366.7 million, respectively. During the three and six months ended June 30, 2019, there was $2 thousand mark-to-market loss recorded to “Other” noninterest expense. During the three and six months ended June 30, 2018, mark-to-market gains of $2 thousand and $8 thousand, respectively, were recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives, as well as their classification on the Balance Sheet at June 30, 2019 and December 31, 2018:

	Asset Derivatives				Liability Derivatives
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$15,691	Other assets	$—	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other assets	$17,857	Other assets	$7,033	Other liabilities	$17,858	Other liabilities	$7,033

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) at June 30, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
	(in thousands)
Interest rate collar	$9,423	$—	Interest income	$—	$—

	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018

Interest rate collar	$15,691	$—	Interest income	$—	$—

The notional amount of the interest rate collar was $500.0 million at June 30, 2019. We recorded no income statement impact for the interest rate collar for the three or six months ended June 30, 2019 and 2018.

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
June 30, 2019	(in thousands)
Assets
Interest rate swap contracts	$17,857	$—	$17,857	$—	$17,857
Interest rate collar	$15,691	$—	$15,691	$(15,691)	—
Liabilities
Interest rate swap contracts	$17,858	$—	$17,858	$(17,858)	$—
Repurchase agreements	$50,226	$—	$50,226	$(50,226)	$—

December 31, 2018
Assets
Interest rate swap contracts	$7,033	$—	$7,033	$—	$7,033
Liabilities
Interest rate swap contracts	$7,033	$—	$7,033	$(3,235)	$3,798
Repurchase agreements	$61,094	$—	$61,094	$(61,094)	$—

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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2019	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$50,226	$—	$—	$—	$50,226
Gross amount of recognized liabilities for repurchase agreements					50,226
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $50.2 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

11.	Commitments and Contingent Liabilities
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At June 30, 2019 and December 31, 2018, the Company’s loan commitments amounted to $2.59 billion and $2.62 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $35.1 million and $28.3 million at June 30, 2019 and December 31, 2018, respectively. In addition, there were $286 thousand commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at June 30, 2019 and none at December 31, 2018, respectively.
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

12.	Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity as of June 30, 2019:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 24, 2019	$0.28	$0.14	February 6, 2019	February 20, 2019
April 25, 2019	$0.28	$0.14	May 8, 2019	May 22, 2019

Subsequent to quarter end, on July 25, 2019, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on August 21, 2019 to shareholders of record at the close of business on August 7, 2019.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three and six months ended June 30, 2019, the Company repurchased 624,158 shares of common stock at an average price of $35.03 per share. As of June 30, 2019, there are 2,275,842 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

13.	Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six month periods ended June 30, 2019 and 2018:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended June 30, 2019	(in thousands)
Beginning balance	$352	$(2,116)	$4,810	$3,046
Other comprehensive income before reclassifications	37,029	—	7,233	44,262
Amounts reclassified from accumulated other comprehensive income (2)	(219)	61	—	(158)
Net current-period other comprehensive income	36,810	61	7,233	44,104
Ending balance	$37,162	$(2,055)	$12,043	$47,150
Three Months Ended June 30, 2018
Beginning balance	$(45,748)	$(2,385)	$—	$(48,133)
Other comprehensive loss before reclassifications	(7,845)	—	—	(7,845)
Amounts reclassified from accumulated other comprehensive loss (2)	(4)	61	—	57
Net current-period other comprehensive income (loss)	(7,849)	61	—	(7,788)
Ending balance	$(53,597)	$(2,324)	$—	$(55,921)
Six Months Ended June 30, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income before reclassifications	71,926	—	12,043	83,969
Amounts reclassified from accumulated other comprehensive loss (2)	(1,636)	122	—	(1,514)
Net current-period other comprehensive income	70,290	122	12,043	82,455
Ending balance	$37,162	$(2,055)	$12,043	$47,150
Six Months Ended June 30, 2018
Beginning balance	$(19,779)	$(2,446)	$—	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	—	157
Other comprehensive loss before reclassifications	(33,893)	—	—	(33,893)
Amounts reclassified from accumulated other comprehensive loss (2)	(82)	122	—	40
Net current-period other comprehensive income (loss)	(33,975)	122	—	(33,853)
Ending balance	$(53,597)	$(2,324)	$—	$(55,921)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2019	2018	2019	2018	Statement of Income
	(in thousands)
Unrealized gains and losses on available for sale debt securities
Investment securities gains, net	$285	$5	$2,132	$107	Investment securities gains (losses), net
	285	5	2,132	107	Total before tax
	(66)	(1)	(496)	(25)	Income tax provision
	$219	$4	$1,636	$82	Net of tax

Amortization of pension plan liability
Actuarial losses	$(80)	$(80)	$(159)	$(160)	Compensation and employee benefits
	(80)	(80)	(159)	(160)	Total before tax
	19	19	37	38	Income tax provision
	$(61)	$(61)	$(122)	$(122)	Net of tax

14.	Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2019	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,139,496	$—	$2,139,496	$—
State and municipal debt securities	509,679	—	509,679	—
U.S. government agency and government-sponsored enterprise securities	214,994	—	214,994	—
U.S. government securities	249	249	—	—
Total debt securities available for sale	$2,864,418	$249	$2,864,169	$—
Other assets:
Interest rate contracts	$17,857	$—	$17,857	$—
Interest rate collar	$15,691	$—	$15,691	$—
Liabilities
Other liabilities:
Interest rate contracts	$17,858	$—	$17,858	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2018	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,188,290	$—	$2,188,290	$—
State and municipal debt securities	574,323	—	574,323	—
U.S. government agency and government-sponsored enterprise securities	404,587	—	404,587	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$3,167,448	$248	$3,167,200	$—
Other assets:
Interest rate contracts	$7,033	$—	$7,033	$—
Liabilities
Other liabilities:
Interest rate contracts	$7,033	$—	$7,033	$—

There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the six month periods ended June 30, 2019 and 2018. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment. The following method was used to estimate the fair value of impaired loans:
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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at June 30, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2019	Losses During the Six Months Ended June 30, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$4,837	$—	$—	$4,837	$2,124	$2,525
	$4,837	$—	$—	$4,837	$2,124	$2,525

	Fair value at June 30, 2018	Fair Value Measurements at Reporting Date Using			Gains During the Three Months Ended June 30, 2018	Losses During the Six Months Ended June 30, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$10,792	$—	$—	$10,792	$(1,032)	$3,398
	$10,792	$—	$—	$10,792	$(1,032)	$3,398

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

	Fair value at June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (2)	$4,837	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (35.67%)

__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of cash, accounts receivable, fixed assets, inventory and real estate.

	Fair value at June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (2)	$6,933	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 62.81% (15.72%)
Impaired loans - other	$3,859	Discounted Cash Flow	Discount Rate	4.25% - 6.50% (6.12%)
__________
(1) Discount rate applied to discounted cash flow valuation or discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of accounts receivable, fixed assets, inventory and real estate.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$224,327	$224,327	$224,327	$—	$—
Interest-earning deposits with banks	34,332	34,332	34,332	—	—
Debt securities available for sale	2,864,418	2,864,418	249	2,864,169	—
FHLB stock	29,800	29,800	—	29,800	—
Loans held for sale	12,189	12,189	—	12,189	—
Loans	8,566,473	8,745,513	—	—	8,745,513
Interest rate contracts	17,857	17,857	—	17,857	—
Interest rate collar	15,691	15,691	—	15,691	—
Liabilities
Time deposits	$391,496	$388,103	$—	$388,103	$—
FHLB advances	495,496	396,344	—	396,344	—
Repurchase agreements	50,226	50,226	—	50,226	—
Subordinated debentures	35,370	35,397	—	35,397	—
Interest rate contracts	17,858	17,858	—	17,858	—

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$260,180	$260,180	$260,180	$—	$—
Interest-earning deposits with banks	17,407	17,407	17,407	—	—
Debt securities available for sale	3,167,448	3,167,448	248	3,167,200	—
FHLB stock	25,960	25,960	—	25,960	—
Loans held for sale	3,849	3,849	—	3,849	—
Loans	8,308,142	8,316,946	—	—	8,316,946
Interest rate contracts	7,033	7,033	—	7,033	—
Liabilities
Time deposits	$414,443	$407,659	$—	$407,659	$—
FHLB advances	399,523	400,085	—	400,085	—
Repurchase agreements	61,094	61,094	—	61,094	—
Subordinated debentures	35,462	34,897	—	34,897	—
Interest rate contracts	7,033	7,033	—	7,033	—

15.	Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company issues restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Basic EPS:
Net income	$51,724	$41,749	$97,595	$81,719
Less: Earnings allocated to participating securities:
Nonvested restricted shares	378	473	838	909
Earnings allocated to common shareholders	$51,346	$41,276	$96,757	$80,810
Weighted average common shares outstanding	72,451	72,385	72,486	72,343
Basic earnings per common share	$0.71	$0.57	$1.33	$1.12
Diluted EPS:
Earnings allocated to common shareholders	$51,346	$41,276	$96,757	$80,810
Weighted average common shares outstanding	72,451	72,385	72,486	72,343
Dilutive effect of equity awards	—	5	1	4
Weighted average diluted common shares outstanding	72,451	72,390	72,487	72,347
Diluted earnings per common share	$0.71	$0.57	$1.33	$1.12
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	—	3	—	7

16.	Revenue from Contracts with Customers
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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$9,035	$8,683	$18,015	$17,423
Card revenue	3,763	6,616	7,425	12,429
Financial services and trust revenue	3,425	3,219	6,382	5,949
Total revenue from contracts with customers	16,223	18,518	31,822	35,801
Other sources of noninterest income	9,425	5,174	15,522	11,034
Total noninterest income	$25,648	$23,692	$47,344	$46,835

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans;

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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the second quarter of $51.7 million or $0.71 per diluted common share, compared to $41.7 million or $0.57 per diluted common share for the second quarter of 2018. Net interest income for the three months ended June 30, 2019 was $125.1 million, an increase of $8.4 million from the prior year period. The increase was primarily driven by $4.9 million of interest recoveries on nonaccrual loans received in the second quarter of 2019 related to two lending relationships. In addition, interest income on loans and taxable securities increased due to both higher average balances and higher rates.
The provision for loan and lease losses for the second quarter of 2019 was $218 thousand compared to $4.0 million during the second quarter of 2018. The lower provision expense recorded in the second quarter of 2019 compared to one year ago was primarily due to an improvement in the credit quality of our loan portfolio.
Noninterest income for the current quarter was $25.6 million, an increase of $2.0 million from the prior year period. The increase was primarily due to $3.0 million in BOLI benefits and a $667 thousand gain on disposal of loans during the second quarter of 2019, partially offset by lower card revenue.
Total noninterest expense for the quarter ended June 30, 2019 was $86.7 million, an increase of $2.1 million from the prior year period. After removing acquisition-related expenses of $2.8 million from the second quarter of 2018, year over year noninterest expense increased $4.9 million, or 6%. This increase was primarily driven by higher compensation and employee benefits and legal and professional expenses, partially offset by a decrease in OREO expenses.

Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2019 was $246.1 million, an increase of $14.0 million from the prior year period. The increase was a result of the previously noted $4.9 million of loan interest recoveries and higher rates on the loan portfolio, partially offset by higher rates on deposits and an increase in FHLB advances.
The provision for loan and lease losses for the six months ended June 30, 2019 was $1.6 million compared to a provision of $9.8 million for the first six months of 2018. The decrease in the provision for the first half of 2019 compared to the same period in 2018 was due to an improvement in the credit quality of our loan portfolio.
Noninterest income for the six months ended June 30, 2019 was $47.3 million, an increase of $509.0 thousand from the prior year period. The increase was primarily due to the previously noted BOLI benefit, gain on sale of disposal of loans and the net gain on sale of securities during the six months ended June 30, 2019, partially offset by the previously noted lower card revenue as a result of the interchange fee cap.
For the six months ended June 30, 2019, noninterest expense was $171.4 million, an increase of $798 thousand from $170.6 million a year earlier. After removing the acquisition-related expenses of $7.1 million from the first six months of 2018, year over year noninterest expense increased $7.9 million, or 5%. The increase from the prior year period was driven by higher compensation and employee benefits expense and higher legal and professional fees, partially offset by decreases in OREO expenses.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2019			2018
	Average Balances	Interest Earned / Paid	Average Rate (3)	Average Balances	Interest Earned / Paid	Average Rate (3)
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,601,819	$117,984	5.50%	$8,389,230	$106,526	5.09%
Taxable securities	2,506,672	15,918	2.55%	2,111,086	11,923	2.27%
Tax exempt securities (2)	463,077	3,433	2.97%	517,206	3,877	3.01%
Interest-earning deposits with banks	35,159	207	2.36%	35,285	151	1.72%
Total interest-earning assets	11,606,727	137,542	4.75%	11,052,807	122,477	4.44%
Other earning assets	233,273			221,141
Noninterest-earning assets	1,256,413			1,255,592
Total assets	$13,096,413			$12,529,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$403,514	$586	0.58%	$464,217	$549	0.47%
Savings accounts	892,246	43	0.02%	875,529	30	0.01%
Interest-bearing demand	1,261,833	1,098	0.35%	1,295,409	608	0.19%
Money market accounts	2,617,282	3,249	0.50%	2,755,714	1,385	0.20%
Total interest-bearing deposits	5,174,875	4,976	0.39%	5,390,869	2,572	0.19%
FHLB advances	602,041	4,708	3.14%	156,512	815	2.09%
Subordinated debentures	35,392	468	5.30%	35,577	468	5.28%
Other borrowings and interest-bearing liabilities	29,117	154	2.12%	28,097	20	0.29%
Total interest-bearing liabilities	5,841,425	10,306	0.71%	5,611,055	3,875	0.28%
Noninterest-bearing deposits	5,011,496			4,873,953
Other noninterest-bearing liabilities	147,335			89,980
Shareholders’ equity	2,096,157			1,954,552
Total liabilities & shareholders’ equity	$13,096,413			$12,529,540
Net interest income (tax equivalent)		$127,236			$118,602
Net interest margin (tax equivalent)			4.40%			4.30%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million for both the three months ended June 30, 2019 and 2018. The incremental accretion income on acquired loans was $2.7 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.4 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $721 thousand and $814 thousand for the three months ended June 30, 2019 and 2018, respectively.

(3)
Beginning January 2019, average rates were calculated using the actual number of days on an actual/actual basis. This change was done to provide more meaningful trend information for our NIM regardless of the number of days in the period. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2019			2018
	Average Balances	Interest Earned / Paid	Average Rate (3)	Average Balances	Interest Earned / Paid	Average Rate (3)
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,504,781	$227,699	5.40%	$8,369,097	$210,617	5.07%
Taxable securities	2,571,692	33,333	2.61%	2,134,433	24,631	2.33%
Tax exempt securities (2)	482,812	7,191	3.00%	520,689	7,755	3.00%
Interest-earning deposits with banks	25,016	295	2.38%	63,368	496	1.58%
Total interest-earning assets	11,584,301	$268,518	4.67%	11,087,587	$243,499	4.43%
Other earning assets	232,678			219,642
Noninterest-earning assets	1,255,381			1,258,909
Total assets	$13,072,360			$12,566,138
LIABILITIES AND SHAREHOLDERS’ EQUITY
Certificates of deposit	$405,018	$1,162	0.58%	$471,930	$1,075	0.46%
Savings accounts	894,777	87	0.02%	876,842	71	0.02%
Interest-bearing demand	1,259,954	2,051	0.33%	1,274,234	1,143	0.18%
Money market accounts	2,640,744	6,174	0.47%	2,775,253	2,792	0.20%
Total interest-bearing deposits	5,200,493	9,474	0.37%	5,398,259	5,081	0.19%
FHLB advances	551,018	7,393	2.71%	141,171	1,385	1.98%
Subordinated debentures	35,415	936	5.33%	35,600	936	5.30%
Other borrowings and interest-bearing liabilities	35,375	369	2.10%	44,378	136	0.62%
Total interest-bearing liabilities	5,822,301	$18,172	0.63%	5,619,408	$7,538	0.27%
Noninterest-bearing deposits	5,027,966			4,901,200
Other noninterest-bearing liabilities	151,457			93,602
Shareholders’ equity	2,070,636			1,951,928
Total liabilities & shareholders’ equity	$13,072,360			$12,566,138
Net interest income (tax equivalent)		$250,346			$235,961
Net interest margin (tax equivalent)			4.36%			4.29%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $4.3 million for both the six months ended June 30, 2019 and 2018. The incremental accretion income on acquired loans was $4.7 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.7 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

(3)
Beginning January 2019, average rates were calculated using the actual number of days to be on an actual/actual basis. This change was done to provide more meaningful trend information for our net interest margin regardless of the number of days in the period. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

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

	Three Months Ended June 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$2,751	$8,707	$11,458
Taxable securities	2,401	1,594	3,995
Tax exempt securities	(402)	(42)	(444)
Interest earning deposits with banks	(1)	57	56
Interest income	$4,749	$10,316	$15,065
Interest Expense
Deposits:
Certificates of deposit	$(78)	$115	$37
Savings accounts	1	12	13
Interest-bearing demand	(16)	506	490
Money market accounts	(73)	1,937	1,864
Total interest on deposits	(166)	2,570	2,404
FHLB advances	3,309	584	3,893
Other borrowings and interest-bearing liabilities	1	133	134
Interest expense	$3,144	$3,287	$6,431

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

	Six Months Ended June 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$3,459	$13,623	$17,082
Taxable securities	5,434	3,268	8,702
Tax exempt securities	(564)	—	(564)
Interest earning deposits with banks	(383)	182	(201)
Interest income	$7,946	$17,073	$25,019
Interest Expense
Deposits:
Certificates of deposit	$(166)	$253	$87
Savings accounts	1	15	16
Interest-bearing demand	(13)	921	908
Money market accounts	(142)	3,524	3,382
Total interest on deposits	(320)	4,713	4,393
FHLB advances	5,333	675	6,008
Other borrowings	(22)	255	233
Interest expense	$4,991	$5,643	$10,634

The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Incremental accretion income due to:
FDIC PCI loans	$579	$326	$867	$655
Other acquired loans	2,084	2,690	3,831	6,060
Incremental accretion income	$2,663	$3,016	$4,698	$6,715

Net interest margin (tax equivalent) (1)	4.40%	4.30%	4.36%	4.29%
Operating net interest margin (1)(2)	4.38%	4.28%	4.36%	4.26%
__________
(1) Beginning January 2019, net interest margin (tax equivalent) and operating net interest margin (tax equivalent) were calculated using the actual number of days and on an actual/actual basis. This change was done to provide more meaningful trend information for our NIM regardless of the number of days in the period. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.
(2) Operating net interest margin (tax equivalent) is a non-GAAP measurement. See Non-GAAP measures section of Item 2, Management’s Discussion and Analysis.

Comparison of current quarter to prior year period
Net interest income for the second quarter of 2019 was $125.1 million, up from $116.7 million for the same quarter in 2018. The increase was primarily due to $4.9 million of loan interest recoveries on nonaccrual loans received in the second quarter of 2019 related to two lending relationships. In addition, interest income on loans and taxable securities increased due to both higher average balances and higher rates. The Company’s net interest margin (tax equivalent) increased to 4.40% in the second quarter of 2019, from 4.30% for the prior year period. This increase was due to the previously noted loan interest recoveries and higher rates on the loan portfolio, partially offset by higher rates on our deposits and borrowings. The Company’s operating net interest margin (tax equivalent) (see footnote 2 in prior table) increased to 4.38%, or 10 basis points, from 4.28% during the second quarter of 2018. The increase was due to the items previously noted for the increase in the net interest margin.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2019 was $246.1 million, an increase of 6% from $232.2 million for the prior year period. The increase in net interest income was primarily due to the previously noted $4.9 million of loan interest recoveries. Interest income on loans and taxable securities increased due to both higher average balances and higher rates. The Company’s net interest margin (tax equivalent) increased to 4.36% for the first six months of 2019, from 4.29% for the prior year period. The increase in the Company’s net interest margin (tax equivalent) was driven by the previously noted loan interest recoveries and higher rates on the loan portfolio, which were partially offset by higher rates on our deposits and borrowings. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2019 increased to 4.36% from 4.26% due to the same reasons for the increase in the net interest margin.
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the second quarter of 2019, the Company recorded a $218 thousand net provision for loan losses compared to a $4.0 million net provision during the second quarter of 2018. The decrease in the provision for loan losses was due to an improvement in the credit quality of the loan portfolio. In addition, we recorded a large charge-off in our agricultural loan portfolio during the second quarter of 2018. The net provision for loan and lease losses recorded during the current quarter included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the second quarter of 2019. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the six months ended June 30, 2019 was $1.6 million compared to $9.8 million during the same period in 2018. The decrease in the provision for the first half of 2019 was primarily due to the improved credit quality of our loan portfolio. We also recorded a large charge-off in our agricultural loan portfolio during the six months ended June 30, 2018, as noted above. The amount of provision was calculated in accordance with the Company’s methodology for determining ALLL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$9,035	$8,683	$352	4%	$18,015	$17,423	$592	3%
Card revenue	3,763	6,616	(2,853)	(43)%	7,425	12,429	(5,004)	(40)%
Financial services and trust revenue	3,425	3,219	206	6%	6,382	5,949	433	7%
Loan revenue	3,596	3,054	542	18%	5,985	6,240	(255)	(4)%
Bank owned life insurance	1,597	1,712	(115)	(7)%	3,116	3,138	(22)	(1)%
Investment securities gains (losses), net	285	(33)	318	100%	2,132	(11)	2,143	100%
Other	3,947	441	3,506	100%	4,289	1,667	2,622	157%
Total noninterest income	$25,648	$23,692	$1,956	8%	$47,344	$46,835	$509	1%

Comparison of current quarter to prior year period
Noninterest income was $25.6 million for the second quarter of 2019, compared to $23.7 million for the same period in 2018. The increase was due to $3.0 million in BOLI benefits and a $667 thousand gain on disposal of loans included in other noninterest income. These increases were partially offset by lower card revenue during the second quarter of 2019 because, as of July 1, 2018, we became subject to the interchange fee cap imposed under the Dodd-Frank Act.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2019, noninterest income was $47.3 million compared to $46.8 million for the same period in 2018, an increase of $509 thousand. The increase was due to the previously noted BOLI benefits and gain on disposal of loans as well as the $2.1 million net gain on sale of securities, partially offset by lower card revenue as a result of the interchange fee cap, as previously noted.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$52,015	$48,949	$3,066	6%	$104,100	$99,519	$4,581	5%
Occupancy	8,712	9,276	(564)	(6)%	17,521	19,397	(1,876)	(10)%
Data processing	4,601	5,221	(620)	(12)%	9,270	10,491	(1,221)	(12)%
Legal and professional services	6,554	4,171	2,383	57%	11,127	7,408	3,719	50%
Amortization of intangibles	2,649	3,088	(439)	(14)%	5,397	6,276	(879)	(14)%
B&O taxes (1)	1,411	1,459	(48)	(3)%	3,287	2,776	511	18%
Advertising and promotion	870	1,622	(752)	(46)%	1,844	3,051	(1,207)	(40)%
Regulatory premiums	956	937	19	2%	1,940	1,874	66	4%
Net cost (benefit) of operation of OREO	(705)	758	(1,463)	(193)%	(592)	759	(1,351)	(178)%
Other (1)	9,665	9,162	503	5%	17,534	19,079	(1,545)	(8)%
Total noninterest expense	$86,728	$84,643	$2,085	2%	$171,428	$170,630	$798	—%
__________
(1) Beginning the first quarter of 2019, B&O taxes are reported separately from other taxes, licenses and fees, which are now reported under “other noninterest expense.” Prior periods have been reclassified to conform to current period presentation.
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$931	$—	$2,487
Occupancy	—	586	—	1,590
Data processing	—	634	—	921
Legal and professional fees	—	217	—	791
Advertising and promotion	—	22	—	534
Other	—	432	—	764
Total impact of acquisition-related expense to noninterest expense (1)	$—	$2,822	$—	$7,087
__________
(1) There were no acquisition-related expenses recorded during the three or six months ended June 30, 2019. All of the acquisition-related expenses in 2018 were related to the 2017 acquisition of Pacific Continental.
Comparison of current quarter to prior year period
Total noninterest expense for the second quarter of 2019 was $86.7 million, an increase of $2.1 million from $84.6 million for the prior year period. After removing the acquisition-related expenses of $2.8 million from the first quarter of 2018, year over year noninterest expense increased $4.9 million, or 6%. This increase was primarily driven by higher compensation and employee benefits and legal and professional expenses, partially offset by a decrease in OREO expenses. Salary expense increased as a result of the rise in the number of employees compared to June 30, 2018. Legal and professional fees were $2.6 million higher in the current period primarily due to expenses related to the digital corporate initiative. These increases in expenses were partially offset by a net benefit on OREO in the second quarter of 2019 compared to a net cost of $758 thousand in the second quarter of 2018.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2019, noninterest expense was $171.4 million, an increase of $798 thousand from $170.6 million a year earlier. After removing the acquisition-related expenses of $7.1 million from the first six months of 2018, year over year noninterest expense increased $7.9 million, or 5%. The increase from the prior year period was driven by higher compensation and employee benefits expense and higher legal and professional fees, partially offset by decreases in OREO expenses. Salary expense increased $3.8 million, incentive plan expense increased $1.3 million and benefits expense increased $838 thousand compared to the first half of 2018. Professional fees increased $3.3 million due primarily to the digital corporate initiative. These increases in noninterest expense were partially offset by the $592 thousand current year net benefit of OREO expenses resulting from a gain on the sale of OREO, mentioned previously, compared to net OREO operating expenses of $759 thousand during the six months ended June 30, 2019.
Income Taxes
We recorded an income tax provision of $12.1 million for the second quarter of 2019, compared to a provision of $10.0 million for the same period in 2018, with effective tax rates of 19% for both the second quarter of 2019 and 2018. For the six months ended June 30, 2019 and 2018, we recorded income tax provisions of $22.9 million and $16.8 million, respectively, with effective tax rates of 19% for the current year and 17% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018.
FINANCIAL CONDITION
Total assets were $13.09 billion at June 30, 2019, a decrease of $4.3 million from December 31, 2018. Cash and cash equivalents decreased $18.9 million. Loans increased $255.5 million during the current year, which was primarily the result of increased loan production, partially offset by principal pay downs. Debt securities available for sale were $2.86 billion at June 30, 2019, a decrease of $303.0 million from December 31, 2018 as earning assets rotated into loans. Total liabilities were $10.96 billion as of June 30, 2019, a decrease of $104.3 million from December 31, 2018. The decline was primarily due to a decrease in deposits partially offset by an increase in FHLB advances.
Investment Securities
At June 30, 2019, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $2.86 billion compared to $3.17 billion at December 31, 2018. The decrease in the debt securities portfolio from year-end is due to $439.5 million in maturities, repayments and sales and $9.5 million in premium amortization, offset by $91.6 million in net unrealized gain and $54.4 million in purchases. The average duration of our debt securities investment portfolio was approximately 4 years and 4 months at June 30, 2019. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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

At June 30, 2019, the market value of debt securities available for sale had a net unrealized gain of $48.4 million compared to a net unrealized loss of $43.2 million at December 31, 2018. The change in valuation was the result of fluctuations in market interest rates during the six months ended June 30, 2019. At June 30, 2019, the Company had $966.3 million of debt securities available for sale with gross unrealized losses of $12.6 million; however, we did not consider these investment securities to be other-than-temporarily impaired.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,139,496	$2,188,290
State and municipal securities	509,679	574,323
U.S. government agency and government-sponsored enterprise securities	214,994	404,587
U.S. government securities	249	248
Total debt securities available for sale	$2,864,418	$3,167,448
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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	June 30, 2019	% of Total	December 31, 2018	% of Total
	(dollars in thousands)
Commercial business	$3,644,051	42.1%	$3,438,422	41.0%
Real estate:
One-to-four family residential	279,091	3.2%	238,367	2.8%
Commercial and multifamily residential	3,913,546	45.3%	3,846,027	45.8%
Total real estate	4,192,637	48.5%	4,084,394	48.6%
Real estate construction:
One-to-four family residential	201,783	2.3%	217,790	2.6%
Commercial and multifamily residential	255,452	3.0%	284,394	3.4%
Total real estate construction	457,235	5.3%	502,184	6.0%
Consumer	305,752	3.5%	318,945	3.8%
PCI	84,730	1.0%	89,760	1.1%
Subtotal	8,684,405	100.4%	8,433,705	100.5%
Less: Net unearned income	(37,415)	(0.4)%	(42,194)	(0.5)%
Loans, net of unearned income (before ALLL)	$8,646,990	100.0%	$8,391,511	100.0%
Loans held for sale	$12,189		$3,849
Total loans increased $255.5 million from year-end 2018 primarily the result of organic loan production, partially offset by principal pay downs. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $37.4 million in unearned income recorded at June 30, 2019 was comprised of $20.7 million in net purchase discounts and $16.7 million in net deferred loan fees. The $42.2 million in unearned income recorded at December 31, 2018 consisted of $26.1 million in net purchase discounts and $16.1 million in net deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	June 30, 2019	December 31, 2018
Acquisition:	(in thousands)
Pacific Continental	$16,103	$18,526
Intermountain	2,021	2,303
West Coast	3,451	4,578
Other	(847)	725
Total net discount at period end	$20,728	$26,132
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$23,997	$35,513
Real estate:
One-to-four family residential	860	1,158
Commercial and multifamily residential	11,843	14,904
Total real estate	12,703	16,062
Real estate construction:
One-to-four family residential	—	318
Consumer	2,338	2,949
Total nonaccrual loans	39,038	54,842
OREO and OPPO	1,118	6,049
Total nonperforming assets	$40,156	$60,891

Loans, net of unearned income	$8,646,990	$8,391,511
Total assets	$13,090,808	$13,095,145

Nonperforming loans to period end loans	0.45%	0.65%
Nonperforming assets to period end assets	0.31%	0.46%

At June 30, 2019, nonperforming assets were $40.2 million, compared to $60.9 million at December 31, 2018. Nonperforming assets decreased $20.7 million during the six months ended June 30, 2019, primarily due to pay downs in nonaccrual commercial business loans and real estate loans. Additionally, we had $5.1 million in OREO sales during that time. For further information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At June 30, 2019, our ALLL was $80.5 million, or 0.93% of total loans (excluding loans held for sale). This compares with an ALLL of $83.4 million, or 0.99% of total loans (excluding loans held for sale) at December 31, 2018 and an ALLL of $80.2 million or 0.95% of total loans (excluding loans held for sale) at June 30, 2018.

The following table provides an analysis of the Company’s ALLL at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance, loans excluding PCI loans	$80,029	$74,162	$79,758	$68,739
Beginning balance, PCI loans	3,245	5,665	3,611	6,907
Beginning balance	83,274	79,827	83,369	75,646
Charge-offs:
Commercial business	(4,118)	(5,775)	(5,367)	(8,252)
One-to-four family residential	—	—	(2)	—
Commercial and multifamily residential	—	—	—	(223)
One-to-four family residential construction	—	—	(170)	—
Consumer	(354)	(232)	(832)	(496)
PCI loans	(815)	(1,235)	(1,904)	(2,578)
Total charge-offs	(5,287)	(7,242)	(8,275)	(11,549)
Recoveries:
Commercial business	547	1,543	1,027	2,345
One-to-four family residential	20	196	37	368
Commercial and multifamily residential	33	640	64	799
One-to-four family residential construction	661	14	721	33
Commercial and multifamily residential construction	1	—	1	—
Consumer	178	270	416	530
PCI loans	872	927	1,577	2,151
Total recoveries	2,312	3,590	3,843	6,226
Net charge-offs	(2,975)	(3,652)	(4,432)	(5,323)
Provision for loan and lease losses, loans excluding PCI loans	251	4,550	1,595	11,525
Provision (recapture) for loan and lease losses, PCI loans	(33)	(575)	(15)	(1,698)
Provision for loan and lease losses	218	3,975	1,580	9,827
Ending balance, loans excluding PCI loans	77,248	75,368	77,248	75,368
Ending balance, PCI loans	3,269	4,782	3,269	4,782
Ending balance	$80,517	$80,150	$80,517	$80,150
Total loans, net at end of period, excluding loans held of sale	$8,646,990	$8,454,107	$8,646,990	$8,454,107
ALLL to period-end loans	0.93%	0.95%	0.93%	0.95%
ALLL for unfunded commitments and letters of credit
Beginning balance	$3,780	$4,330	$4,330	$3,130
Net changes in the ALLL for unfunded commitments and letters of credit	200	(650)	(350)	550
Ending balance	$3,980	$3,680	$3,980	$3,680

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. Core deposits (demand deposit, savings, money market accounts and certificates of deposit less than $250,000) decreased $206.1 million from year-end 2018, shown in the table below.
We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of brokered and other wholesale deposits on an as-needed basis. The Company participates in the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2019, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public deposits) totaled $338.3 million, or 3.3% of total deposits, compared to $395.2 million or 3.8% at year-end 2018. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Core deposits:
Demand and other noninterest-bearing	$5,082,219	49.8%	$5,227,216	50.0%
Interest-bearing demand	1,251,211	12.3%	1,244,254	11.9%
Money market	2,317,294	22.7%	2,367,964	22.6%
Savings	888,132	8.7%	890,557	8.5%
Certificates of deposit, less than $250,000	228,920	2.2%	243,849	2.3%
Total core deposits	9,767,776	95.7%	9,973,840	95.3%
Certificates of deposit, $250,000 or more	105,782	1.0%	89,473	0.9%
Certificates of deposit insured by CDARS®	16,559	0.2%	23,580	0.2%
Brokered certificates of deposit	40,502	0.4%	57,930	0.6%
Reciprocal money market accounts	281,247	2.7%	313,692	3.0%
Subtotal	10,211,866	100.0%	10,458,515	100.0%
Valuation adjustment resulting from acquisition accounting	(267)		(389)
Total deposits	$10,211,599		$10,458,126

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At June 30, 2019, we had FHLB advances of $495.5 million compared to $399.5 million at December 31, 2018.
During the second quarter of 2019, the Company entered into a $30.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2019 and December 31, 2018, we had deposit customer sweep-related repurchase agreements of $50.2 million and $61.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2019, we had commitments to extend credit of $2.62 billion compared to $2.65 billion at December 31, 2018.
Capital Resources
Shareholders’ equity at June 30, 2019 was $2.13 billion, compared to $2.03 billion at December 31, 2018. Shareholders’ equity was 16% of total period-end assets at both June 30, 2019 and December 31, 2018.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2018 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions, which was completed as of January 1, 2019. We believe that, as of June 30, 2019, we and the Bank meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at June 30, 2019 and December 31, 2018.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at June 30, 2019 and December 31, 2018:

	Company		Columbia Bank
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
CET1 risk-based capital ratio	12.57%	12.74%	12.81%	12.96%
Tier 1 risk-based capital ratio	12.57%	12.74%	12.81%	12.96%
Total risk-based capital ratio	13.75%	13.99%	13.65%	13.85%
Leverage ratio	10.39%	10.24%	10.58%	10.42%
Capital conservation buffer	5.75%	5.99%	5.65%	5.85%

Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to EPS while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. During the quarter, the Company repurchased 624 thousand shares of common stock totaling $21.9 million.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$127,236	$118,602	$250,346	$235,961
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on FDIC PCI loans	(579)	(326)	(867)	(655)
Incremental accretion income on other acquired loans	(2,084)	(2,690)	(3,831)	(6,060)
Premium amortization on acquired securities	1,651	2,131	3,430	4,206
Interest reversals on nonaccrual loans	662	253	1,288	670
Operating net interest income (tax equivalent) (1)	$126,886	$117,970	$250,366	$234,122
Average interest earning assets	$11,606,727	$11,052,807	$11,584,301	$11,087,587
Net interest margin (tax equivalent) (1)(2)	4.40%	4.30%	4.36%	4.29%
Operating net interest margin (tax equivalent) (1)(2)	4.38%	4.28%	4.36%	4.26%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and an addition to net interest income of $4.2 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively.
(2) Beginning January 2019, net interest margin (tax equivalent) and operating net interest margin (tax equivalent) were calculated using the actual number of days and on an actual/actual basis. This change was done to provide more meaningful trend information for our NIM regardless of the number of days in the period. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2019, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2018. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2019:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2019 - 4/30/2019	8,008	$36.88	—	2,900,000
5/1/2019 - 5/31/2019	248,497	35.53	248,152	2,651,848
6/1/2019 - 6/30/2019	376,200	34.70	376,006	2,275,842
	632,705	$35.05	624,158
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of 8,547 shares of common stock to pay the shareholders’ withholding taxes and 624,158 shares of common stock purchased under the Company’s stock repurchase program.
(2) As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1**+	Change in Control Agreement between the Bank and Andrew L. McDonald dated as of May 23, 2019

10.2**+	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and David C. Lawson, effective May 31, 2019

10.3**+	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Kumi Baruffi, effective May 31, 2019

10.4**+	Third Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Clinton E. Stein, effective May 31, 2019

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Cover Page Interactive Data File

101.INS+	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

** Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 1, 2019	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2019	By	/s/ GREGORY A. SIGRIST
Gregory A. Sigrist
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2019	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)