Form 10-Q
period 2019-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2019-11-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at October 31, 2019 was 72,136,242.

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

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			September 30, 2019	December 31, 2018
ASSETS			(in thousands)
Cash and due from banks			$278,461	$260,180
Interest-earning deposits with banks			20,144	17,407
Total cash and cash equivalents			298,605	277,587
Debt securities available for sale at fair value			3,367,572	3,167,448
FHLB stock at cost			29,680	25,960
Loans held for sale			15,036	3,849
Loans, net of unearned income			8,756,355	8,391,511
Less: ALLL			82,660	83,369
Loans, net			8,673,695	8,308,142
Interest receivable			48,503	45,323
Premises and equipment, net			165,431	168,788
OREO			625	6,019
Goodwill			765,842	765,842
Other intangible assets, net			37,908	45,937
Other assets			354,863	280,250
Total assets			$13,757,760	$13,095,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,320,435	$5,227,216
Interest-bearing			5,535,281	5,230,910
Total deposits			10,855,716	10,458,126
FHLB advances			492,482	399,523
Securities sold under agreements to repurchase			24,489	61,094
Subordinated debentures			35,323	35,462
Other liabilities			188,173	107,291
Total liabilities			11,596,183	11,061,496
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
	September 30, 2019	December 31, 2018
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,588	73,249	1,648,335	1,642,246
Outstanding	72,288	73,249
Retained earnings			493,738	426,708
Accumulated other comprehensive income (loss)			64,884	(35,305)
Treasury stock at cost	1,300	—	(45,380)	—
Total shareholders’ equity			2,161,577	2,033,649
Total liabilities and shareholders’ equity			$13,757,760	$13,095,145

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Interest Income
Loans	$112,656	$109,748	$337,657	$318,187
Taxable securities	16,457	14,654	49,790	39,285
Tax-exempt securities	2,556	3,069	8,237	9,196
Deposits in banks	864	104	1,159	600
Total interest income	132,533	127,575	396,843	367,268
Interest Expense
Deposits	6,863	3,193	16,337	8,274
FHLB advances	2,569	966	9,962	2,351
Subordinated debentures	468	468	1,404	1,404
Other borrowings	183	152	552	288
Total interest expense	10,083	4,779	28,255	12,317
Net Interest Income	122,450	122,796	368,588	354,951
Provision for loan and lease losses	299	3,153	1,879	12,980
Net interest income after provision for loan and lease losses	122,151	119,643	366,709	341,971
Noninterest Income
Deposit account and treasury management fees	9,015	9,266	27,030	26,689
Card revenue	4,006	3,714	11,431	16,143
Financial services and trust revenue	3,226	2,975	9,608	8,924
Loan revenue	3,855	3,282	9,840	9,522
Bank owned life insurance	1,528	1,402	4,644	4,540
Investment securities gains (losses), net	—	(62)	2,132	(73)
Other	6,400	442	10,689	2,109
Total noninterest income	28,030	21,019	75,374	67,854
Noninterest Expense
Compensation and employee benefits	54,459	49,419	158,559	148,938
Occupancy	8,645	8,321	26,166	27,718
Data processing	5,102	4,466	14,372	14,957
Legal and professional fees	5,683	4,695	16,810	12,103
Amortization of intangibles	2,632	3,070	8,029	9,346
B&O taxes (1)	1,325	1,478	4,612	4,254
Advertising and promotion	1,752	1,472	3,596	4,523
Regulatory premiums	(38)	904	1,902	2,778
Net cost (benefit) of operation of OREO	(90)	485	(682)	1,244
Other (1)	7,606	8,531	25,140	27,610
Total noninterest expense	87,076	82,841	258,504	253,471
Income before income taxes	63,105	57,821	183,579	156,354
Income tax provision	12,378	11,406	35,257	28,220
Net Income	$50,727	$46,415	$148,322	$128,134
Earnings per common share
Basic	$0.70	$0.63	$2.04	$1.75
Diluted	$0.70	$0.63	$2.04	$1.75
Weighted average number of common shares outstanding	71,803	72,427	72,256	72,370
Weighted average number of diluted common shares outstanding	71,803	72,432	72,257	72,374

__________
(1) Beginning the first quarter of 2019, B&O taxes are reported separately from other taxes, licenses and fees, which are now reported under “other noninterest expense.” Prior periods have been reclassified to conform to current period presentation.

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Net income	$50,727	$46,415
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of ($4,421) and $4,286	14,593	(14,149)
Net unrealized gain (loss) from securities, net of reclassification adjustment	14,593	(14,149)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($19) and ($19)	62	61
Pension plan liability adjustment, net	62	61
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($951) and $0	3,137	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $18 and $0	(58)	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	3,079	—
Other comprehensive income (loss)	17,734	(14,088)
Total comprehensive income	$68,461	$32,327

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net income	$148,322	$128,134
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of ($26,209) and $14,554	86,519	(48,043)
Reclassification adjustment of net gain from sale of available for sale debt securities included in income, net of tax of $496 and $25	(1,636)	(81)
Net unrealized gain (loss) from securities, net of reclassification adjustment	84,883	(48,124)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($56) and ($56)	184	183
Pension plan liability adjustment, net	184	183
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($4,599) and $0	15,180	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $18 and $0	(58)	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	15,122	—
Other comprehensive income (loss)	100,189	(47,941)
Total comprehensive income	$248,511	$80,193
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended September 30, 2019	(in thousands except per share amounts)
Balance at July 1, 2019	72,924	$1,644,922	$463,429	$47,150	$(21,863)	$2,133,638
Net income	—	—	50,727	—	—	50,727
Other comprehensive income	—	—	—	17,734	—	17,734
Issuance of common stock - stock option and other plans	31	1,132	—	—	—	1,132
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	9	2,299	—	—	—	2,299
Purchase and retirement of common stock	—	(19)	—	—	—	(19)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,418)	—	—	(20,418)
Purchase of treasury stock	(676)	—	—	—	(23,517)	(23,517)
Balance at September 30, 2019	72,288	$1,648,335	$493,738	$64,884	$(45,380)	$2,161,577
For the Nine Months Ended September 30, 2019
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	148,322	—	—	148,322
Other comprehensive income	—	—	—	100,189	—	100,189
Issuance of common stock - stock option and other plans	58	2,025	—	—	—	2,025
Activity in deferred compensation plan	—	2	—	—	—	2
Issuance of common stock - restricted stock awards, net of canceled awards	354	6,827	—	—	—	6,827
Purchase and retirement of common stock	(73)	(2,765)	—	—	—	(2,765)
Cash dividends declared on common stock ($1.12 per share)	—	—	(82,074)	—	—	(82,074)
Purchase of treasury stock	(1,300)	—	—	—	(45,380)	(45,380)
Balance at September 30, 2019	72,288	$1,648,335	$493,738	$64,884	$(45,380)	$2,161,577

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended September 30, 2018	(in thousands except per share amounts)
Balance at July 1, 2018	73,245	$1,636,903	$383,899	$(55,921)	$—	$1,964,881
Net income	—	—	46,415	—	—	46,415
Other comprehensive loss	—	—	—	(14,088)	—	(14,088)
Issuance of common stock - stock option and other plans	26	1,121	—	—	—	1,121
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	(11)	2,148	—	—	—	2,148
Purchase and retirement of common stock	—	(33)	—	—	—	(33)
Cash dividends declared on common stock ($0.26 per share)	—	—	(19,050)	—	—	(19,050)
Balance at September 30, 2018	73,260	$1,640,140	$411,264	$(70,009)	$—	$1,981,395
For the Nine Months Ended September 30, 2018
Balance at January 1, 2018	73,020	$1,634,705	$337,442	$(22,225)	$—	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	(157)	157	—	—
Net income	—	—	128,134	—	—	128,134
Other comprehensive loss	—	—	—	(47,941)	—	(47,941)
Issuance of common stock - stock option and other plans	45	1,857	—	—	—	1,857
Activity in deferred compensation plan	—	7	—	—	—	7
Issuance of common stock - restricted stock awards, net of canceled awards	257	6,231	—	—	—	6,231
Purchase and retirement of common stock	(62)	(2,660)	—	—	—	(2,660)
Cash dividends declared on common stock ($0.74 per share)	—	—	(54,155)	—	—	(54,155)
Balance at September 30, 2018	73,260	$1,640,140	$411,264	$(70,009)	$—	$1,981,395

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$148,322	$128,134
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	1,879	12,980
Stock-based compensation expense	6,827	6,231
Depreciation, amortization and accretion	26,150	25,807
Investment securities (gain) loss, net	(2,132)	73
Net realized (gain) loss on sale of premises and equipment and loans held for investment	(6,787)	142
Net realized (gain) loss on sale and valuation adjustments of OREO	(602)	1,299
Gain on bank owned life insurance death benefit	(2,975)	—
Originations of loans held for sale	(134,634)	(103,614)
Proceeds from sales of loans held for sale	123,447	104,105
Net change in:
Interest receivable	(3,180)	(7,595)
Interest payable	632	618
Other assets	(31,840)	(2,599)
Other liabilities	29,706	5,662
Net cash provided by operating activities	154,813	171,243
Cash Flows From Investing Activities
Loans originated, net of principal collected (1)	(305,581)	(121,413)
Purchases of:
Debt securities available for sale	(649,133)	(606,052)
Loans held for investment (1)	(57,075)	(46,969)
Premises and equipment	(5,833)	(8,253)
FHLB stock	(190,800)	(136,120)
Proceeds from:
Sales of debt securities available for sale	259,554	32,330
Principal repayments and maturities of debt securities available for sale	287,479	311,956
Sales of premises and equipment and loans held for investment	7,735	14,956
Redemption of FHLB stock	187,080	129,920
Sales of OREO and OPPO	6,433	5,868
Bank owned life insurance death benefit	—	5,074
Net cash used in investing activities	(460,141)	(418,703)
Cash Flows From Financing Activities
Net increase in deposits	397,893	72,151
Net increase (decrease) in sweep repurchase agreements (2)	(36,605)	8,138
Proceeds from:
FHLB advances	4,770,000	3,403,000
FRB borrowings	36,000	5,010
Other borrowings	100	—
Exercise of stock options	2,025	1,857
Payments for:
Repayment of FHLB advances	(4,677,000)	(3,248,000)
Repayment of FRB borrowings	(36,000)	(5,010)
Repayment of other borrowings	(100)	—
Repayment of junior subordinated debentures	—	(8,248)
Repayment of term repurchase agreement (2)	—	(25,000)
Common stock dividends	(81,822)	(54,149)
Purchase of treasury stock	(45,380)	—
Purchase and retirement of common stock	(2,765)	(2,660)
Net cash provided by financing activities	326,346	147,089
Increase (decrease) in cash and cash equivalents	21,018	(100,371)
Cash and cash equivalents at beginning of period	277,587	342,533
Cash and cash equivalents at end of period	$298,605	$242,162
___________________
(1) Revised from amounts previously reported to correct an immaterial misclassification of $47.0 million of purchases of loans held for investment within loans originated, net of principal collected, for the nine months ended September 30, 2018. There were no changes to net cash flows from operating, investing or financing activities as a result of this change.
(2) Revised from amounts previously reported to correct an immaterial misclassification of a $25.0 million repayment of the term repurchase agreement within net increase (decrease) in sweep repurchase agreements for the nine months ended September 30, 2018. There were no changes to net cash flows from operating, investing or financing activities as a result of this change.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Supplemental Information:
Interest paid	$27,623	$11,699
Income taxes paid, net of refunds	$33,134	$12,768
Non-cash investing and financing activities
Loans transferred to OREO	$386	$1,200
Premises and equipment expenditures incurred but not yet paid	$152	$464
Change in dividends payable on unvested shares included in other liabilities	$252	$6

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results to be anticipated for the year ending December 31, 2019. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2018 Annual Report on Form 10-K.
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
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the ASC 350 requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments can be adopted on a prospective or retrospective basis. The Company adopted the new standard effective July 1, 2019 on a prospective basis. The adoption of the new standard resulted in an increase in other assets of $920 thousand.

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
Unlike the incurred loss models in existing GAAP, the CECL model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could change significantly from the impairment allowance measured under the Company’s existing incurred loss model. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Significant CECL implementation matters that have been completed include identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period and selecting historical loss information. Other significant CECL implementation matters being addressed by the Company include selecting loss estimation methodologies, assessing the impact to internal controls over financial reporting, and capital planning.
Upon adoption of the standard on January 1, 2020, the Company expects that, based on current expectations of future economic conditions, its impact on the allowance for credit losses will range from a decrease of 10% to an increase of 5%, with no material impact on capital levels anticipated. The ultimate impact will depend on the characteristics of the Company’s portfolios as well as the macroeconomic conditions and forecasts upon adoption, the ultimate validation of models and methodologies, and other management judgments.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations (1)	$2,432,873	$61,024	$(11,062)	$2,482,835
Other asset-backed securities (1)	166,482	5,149	(53)	171,578
State and municipal securities	488,273	9,471	(430)	497,314
U.S. government agency and government-sponsored enterprise securities	212,265	3,382	(52)	215,595
U.S. government securities	250	—	—	250
Total	$3,300,143	$79,026	$(11,597)	$3,367,572
December 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations (1)	$2,045,728	$8,473	$(40,846)	$2,013,355
Other asset-backed securities (1)	176,793	763	(2,621)	174,935
State and municipal securities	579,755	2,328	(7,760)	574,323
U.S. government agency and government-sponsored enterprise securities	408,088	1,235	(4,736)	404,587
U.S. government securities	251	—	(3)	248
Total	$3,210,615	$12,799	$(55,966)	$3,167,448

__________
(1) Beginning July 2019, other asset-backed securities were presented separately in this table. Prior period amounts that were previously reported in U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations have been reclassified to conform to current period presentation.

The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$—	$259,554	$32,330

Gross realized gains from sales of debt securities available for sale	$—	$—	$3,357	$235
Gross realized losses from sales of debt securities available for sale	—	—	(1,225)	(129)
Other securities losses, net (1)	—	(62)	—	(179)
Investment securities gains, net	$—	$(62)	$2,132	$(73)

__________
(1) Other securities losses, net includes net unrealized loss activity associated with equity securities for the periods ended September 30, 2018. There were no sales of equity securities during the periods presented.

The scheduled contractual maturities of debt securities available for sale at September 30, 2019 are presented as follows:

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$112,412	$112,594
Due after one year through five years	412,269	416,294
Due after five years through ten years	1,592,778	1,650,631
Due after ten years	1,182,684	1,188,053
Total debt securities available for sale	$3,300,143	$3,367,572

The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

September 30, 2019
(in thousands)
To secure public funds	$443,320
To secure borrowings	111,421
Other securities pledged	155,727
Total securities pledged as collateral	$710,468

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations (1)	$478,690	$(4,017)	$528,228	$(7,045)	$1,006,918	$(11,062)
Other asset-backed securities (1)	—	—	6,926	(53)	6,926	(53)
State and municipal securities	52,763	(255)	23,237	(175)	76,000	(430)
U.S. government agency and government-sponsored enterprise securities	—	—	57,448	(52)	57,448	(52)
U.S. government securities	—	—	250	—	250	—
Total	$531,453	$(4,272)	$616,089	$(7,325)	$1,147,542	$(11,597)
December 31, 2018
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations (1)	$114,551	$(750)	$1,207,020	$(40,096)	$1,321,571	$(40,846)
Other asset-backed securities (1)	40,071	(222)	94,367	(2,399)	134,438	(2,621)
State and municipal securities	106,292	(581)	280,496	(7,179)	386,788	(7,760)
U.S. government agency and government-sponsored enterprise securities	15,392	(45)	291,435	(4,691)	306,827	(4,736)
U.S. government securities	—	—	247	(3)	247	(3)
Total	$276,306	$(1,598)	$1,873,565	$(54,368)	$2,149,871	$(55,966)

__________
(1) Beginning July 2019, other asset-backed securities were presented separately in this table. Prior period amounts that were previously reported in U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations have been reclassified to conform to current period presentation.

At September 30, 2019, there were 211 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations securities in an unrealized loss position, of which 170 were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.
At September 30, 2019, there were six other asset-backed securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.
At September 30, 2019, there were 81 state and municipal government securities in an unrealized loss position, of which 27 were in a continuous loss position for 12 months or more. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2019, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.
At September 30, 2019, there were seven U.S. government agency and government-sponsored enterprise securities in an unrealized loss position, all of which were in a continuous loss position for 12 months or more. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.
At September 30, 2019, there was one U.S. government security in an unrealized loss position, which was also in a continuous loss position for more than 12 months. The decline in fair value is attributable to changes in interest rates relative to where this investment falls within the yield curve and its individual characteristics. Because the Company does not currently intend to sell this security nor does the Company consider it more likely than not that it will be required to sell this security before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2019.

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

The following is an analysis of the loan portfolio by segment (net of unearned income):

	September 30, 2019			December 31, 2018
	Loans, excluding PCI loans	PCI Loans	Total	Loans, excluding PCI loans	PCI Loans	Total
	(in thousands)
Commercial business	$3,707,314	$9,004	$3,716,318	$3,438,422	$9,240	$3,447,662
Real estate:
One-to-four family residential	273,079	7,403	280,482	238,367	8,017	246,384
Commercial and multifamily residential	3,975,647	56,702	4,032,349	3,846,027	62,910	3,908,937
Total real estate	4,248,726	64,105	4,312,831	4,084,394	70,927	4,155,321
Real estate construction:
One-to-four family residential	195,198	144	195,342	217,790	153	217,943
Commercial and multifamily residential	261,786	486	262,272	284,394	534	284,928
Total real estate construction	456,984	630	457,614	502,184	687	502,871
Consumer	297,009	8,038	305,047	318,945	8,906	327,851
Less: Net unearned income	(35,455)	—	(35,455)	(42,194)	—	(42,194)
Total loans, net of unearned income	8,674,578	81,777	8,756,355	8,301,751	89,760	8,391,511
Less: ALLL	(79,602)	(3,058)	(82,660)	(79,758)	(3,611)	(83,369)
Total loans, net	$8,594,976	$78,719	$8,673,695	$8,221,993	$86,149	$8,308,142
Loans held for sale	$15,036	$—	$15,036	$3,849	$—	$3,849

At September 30, 2019 and December 31, 2018, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At September 30, 2019 and December 31, 2018, $3.18 billion and $3.22 billion of commercial and residential real estate loans were pledged as collateral on FHLB borrowings and additional borrowing capacity. The Company has also pledged $138.9 million and $82.0 million of commercial loans to the FRB for additional borrowing capacity at September 30, 2019 and December 31, 2018, respectively.
The following is an analysis of nonaccrual loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans	Recorded Investment Nonaccrual Loans	Unpaid Principal Balance Nonaccrual Loans
	(in thousands)
Commercial business:
Secured	$24,408	$35,033	$35,504	$45,072
Unsecured	—	—	9	9
Real estate:
One-to-four family residential	574	594	1,158	1,178
Commercial and multifamily residential:
Commercial land	2,562	2,570	2,261	2,270
Income property	997	997	2,721	3,062
Owner occupied	6,524	6,633	9,922	10,300
Real estate construction:
One-to-four family residential:
Land and acquisition	—	—	318	318
Consumer	1,956	2,299	2,949	3,149
Total	$37,021	$48,126	$54,842	$65,358

Loans, excluding PCI loans
The following is an aging of the recorded investment of the loan portfolio as of September 30, 2019 and December 31, 2018:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2019	(in thousands)
Commercial business:
Secured	$3,525,753	$5,560	$262	$—	$5,822	$24,408	$3,555,983
Unsecured	138,947	424	2	—	426	—	139,373
Real estate:
One-to-four family residential	269,593	2,429	437	—	2,866	574	273,033
Commercial and multifamily residential:
Commercial land	292,594	140	—	—	140	2,562	295,296
Income property	1,955,634	2,038	3,266	—	5,304	997	1,961,935
Owner occupied	1,689,919	1,727	138	—	1,865	6,524	1,698,308
Real estate construction:
One-to-four family residential:
Land and acquisition	1,614	—	—	—	—	—	1,614
Residential construction	192,563	—	—	—	—	—	192,563
Commercial and multifamily residential:
Income property	151,362	6,038	—	—	6,038	—	157,400
Owner occupied	100,610	1,636	—	—	1,636	—	102,246
Consumer	293,861	746	264	—	1,010	1,956	296,827
Total	$8,612,450	$20,738	$4,369	$—	$25,107	$37,021	$8,674,578

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,267,709	$5,864	$3,624	$—	$9,488	$35,504	$3,312,701
Unsecured	111,868	240	—	—	240	9	112,117
Real estate:
One-to-four family residential	233,941	694	233	—	927	1,158	236,026
Commercial and multifamily residential:
Commercial land	283,416	—	—	—	—	2,261	285,677
Income property	1,910,505	5,009	2,241	—	7,250	2,721	1,920,476
Owner occupied	1,606,085	1,744	—	—	1,744	9,922	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	—	—	—	318	4,417
Residential construction	212,303	93	—	—	93	—	212,396
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	—	194,912
Owner occupied	79,805	7,258	—	—	7,258	—	87,063
Consumer	314,008	1,057	201	—	1,258	2,949	318,215
Total	$8,218,651	$21,959	$6,299	$—	$28,258	$54,842	$8,301,751

The following is an analysis of impaired loans as of September 30, 2019 and December 31, 2018:

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2019	(in thousands)
Commercial business:
Secured	$3,530,404	$25,579	$9,114	$10,673	$1,879	$16,465	$21,051
Unsecured	139,360	13	13	13	—	—	—
Real estate:
One-to-four family residential	272,686	347	347	635	5	—	—
Commercial and multifamily residential:
Commercial land	292,436	2,860	1,591	1,601	320	1,269	1,304
Income property	1,961,935	—	—	—	—	—	—
Owner occupied	1,688,118	10,190	3,733	5,260	105	6,457	6,599
Real estate construction:
One-to-four family residential:
Land and acquisition	1,614	—	—	—	—	—	—
Residential construction	192,563	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	157,400	—	—	—	—	—	—
Owner occupied	102,246	—	—	—	—	—	—
Consumer	294,599	2,228	379	514	17	1,849	2,006
Total	$8,633,361	$41,217	$15,177	$18,696	$2,326	$26,040	$30,960

	Recorded Investment of Loans Collectively Measured for Contingency Provision	Recorded Investment of Loans Individually Measured for Specific Impairment	Impaired Loans With Recorded Allowance			Impaired Loans Without Recorded Allowance
			Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2018	(in thousands)
Commercial business:
Secured	$3,286,416	$26,285	$6,350	$8,460	$2,023	$19,935	$24,404
Unsecured	112,097	20	20	20	—	—	—
Real estate:
One-to-four family residential	235,138	888	325	798	8	563	575
Commercial and multifamily residential:
Commercial land	283,451	2,226	—	—	—	2,226	2,272
Income property	1,917,522	2,954	99	165	1	2,855	3,011
Owner occupied	1,605,042	12,709	3,231	4,666	69	9,478	9,750
Real estate construction:
One-to-four family residential:
Land and acquisition	4,417	—	—	—	—	—	—
Residential construction	212,396	—	—	—	—	—	—
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	—	—
Owner occupied	87,063	—	—	—	—	—	—
Consumer	314,193	4,022	3,326	3,584	31	696	704
Total	$8,252,647	$49,104	$13,351	$17,693	$2,132	$35,753	$40,716

The following table provides additional information on impaired loans for the three and nine month periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans	Average Recorded Investment Impaired Loans	Interest Recognized on Impaired Loans
	(in thousands)
Commercial business:
Secured	$21,419	$108	$43,805	$2	$24,833	$267	$43,055	$43
Unsecured	15	—	444	—	17	1	234	1
Real estate:
One-to-four family residential	596	12	545	12	736	29	713	30
Commercial and multifamily residential:
Commercial land	2,861	8	2,246	26	2,704	23	2,407	26
Income property	664	—	2,443	34	1,401	—	3,367	96
Owner occupied	10,241	176	9,349	124	12,435	210	8,986	333
Real estate construction:
One-to-four family residential:
Residential construction	—	—	—	—	—	—	605	—
Commercial and multifamily residential:
Owner occupied	—	—	4,050	72	—	—	4,050	174
Consumer	2,842	10	5,646	44	3,290	28	6,135	110
Total	$38,638	$314	$68,528	$314	$45,416	$558	$69,552	$813

The following is an analysis of loans classified as TDR during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	6	$5,108	$5,108	1	$14,511	$14,511
Consumer	5	276	276	3	123	123
Total	11	$5,384	$5,384	4	$14,634	$14,634

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial business:
Secured	11	$6,642	$6,642	9	$17,605	$17,605
Commercial and multifamily residential:
Income property	1	217	217	1	891	891
Consumer	9	394	394	18	2,540	2,540
Total	21	$7,253	$7,253	28	$21,036	$21,036

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
The Company had commitments to lend $1.5 million of additional funds on loans classified as TDR as of September 30, 2019. The Company had $2.1 million of such commitments at December 31, 2018. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three months ended September 30, 2019. The Company did have one $26 thousand consumer loan that defaulted within 12 months of being modified as a TDR during the nine months ended September 30, 2019. The defaulted TDR loan is collateralized and was included with the loans individually measured for specific impairment. The Company did not experience any similar defaults during the three and nine months ended September 30, 2018.
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
The following is an analysis of our PCI loans, net of related ALLL and remaining valuation discounts as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial business	$9,234	$9,672
Real estate:
One-to-four family residential	8,764	9,848
Commercial and multifamily residential	59,383	66,340
Total real estate	68,147	76,188
Real estate construction:
One-to-four family residential	144	153
Commercial and multifamily residential	462	507
Total real estate construction	606	660
Consumer	8,744	9,765
Subtotal of PCI loans	86,731	96,285
Less:
Valuation discount resulting from acquisition accounting	4,954	6,525
ALLL	3,058	3,611
PCI loans, net of valuation discounts and allowance for loan losses	$78,719	$86,149

The following table shows the changes in accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$20,989	$25,350	$21,949	$31,176
Accretion	(1,289)	(2,233)	(4,865)	(6,435)
Disposals	(45)	(221)	61	(387)
Reclassifications to (from) nonaccretable difference	719	279	3,229	(1,179)
Balance at end of period	$20,374	$23,175	$20,374	$23,175

5.	Allowance for Loan and Lease Losses and Allowance for Unfunded Commitments and Letters of Credit
We record an ALLL to recognize management’s estimate of credit losses incurred in the loan portfolio at each balance sheet date. We have used the same methodology for the ALLL calculation during the three and nine months ended September 30, 2019 and 2018.

The following tables show a detailed analysis of the ALLL for the three and nine months ended September 30, 2019 and 2018:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three Months Ended September 30, 2019	(in thousands)
Commercial business:
Secured	$37,862	$(2,365)	$202	$5,721	$41,420	$1,879	$39,541
Unsecured	3,010	—	156	423	3,589	—	3,589
Real estate:
One-to-four family residential	645	—	65	(107)	603	5	598
Commercial and multifamily residential:
Commercial land	5,409	—	79	560	6,048	320	5,728
Income property	5,325	—	104	35	5,464	—	5,464
Owner occupied	5,230	—	1	500	5,731	105	5,626
Real estate construction:
One-to-four family residential:
Land and acquisition	153	—	105	(124)	134	—	134
Residential construction	6,103	—	2,366	(2,852)	5,617	—	5,617
Commercial and multifamily residential:
Income property	4,198	—	—	(505)	3,693	—	3,693
Owner occupied	2,412	—	—	595	3,007	—	3,007
Consumer	5,194	(285)	326	(1,010)	4,225	17	4,208
PCI	3,269	(722)	1,812	(1,301)	3,058	—	3,058
Unallocated	1,707	—	—	(1,636)	71	—	71
Total	$80,517	$(3,372)	$5,216	$299	$82,660	$2,326	$80,334
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Nine Months Ended September 30, 2019	(in thousands)
Commercial business:
Secured	$43,188	$(7,717)	$1,040	$4,909	$41,420	$1,879	$39,541
Unsecured	2,626	(15)	345	633	3,589	—	3,589
Real estate:
One-to-four family residential	593	(2)	102	(90)	603	5	598
Commercial and multifamily residential:
Commercial land	3,947	—	93	2,008	6,048	320	5,728
Income property	4,044	—	152	1,268	5,464	—	5,464
Owner occupied	4,533	—	3	1,195	5,731	105	5,626
Real estate construction:
One-to-four family residential:
Land and acquisition	549	—	236	(651)	134	—	134
Residential construction	5,536	(170)	2,956	(2,705)	5,617	—	5,617
Commercial and multifamily residential:
Income property	5,784	—	1	(2,092)	3,693	—	3,693
Owner occupied	2,604	—	—	403	3,007	—	3,007
Consumer	5,301	(1,117)	742	(701)	4,225	17	4,208
PCI	3,611	(2,626)	3,389	(1,316)	3,058	—	3,058
Unallocated	1,053	—	—	(982)	71	—	71
Total	$83,369	$(11,647)	$9,059	$1,879	$82,660	$2,326	$80,334

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Three Months Ended September 30, 2018	(in thousands)
Commercial business:
Secured	$40,350	$(576)	$496	$2,912	$43,182	$1,139	$42,043
Unsecured	2,443	(30)	51	(41)	2,423	—	2,423
Real estate:
One-to-four family residential	461	—	21	(110)	372	8	364
Commercial and multifamily residential:
Commercial land	3,278	—	8	(87)	3,199	—	3,199
Income property	4,102	—	202	(292)	4,012	1	4,011
Owner occupied	4,356	—	3	316	4,675	71	4,604
Real estate construction:
One-to-four family residential:
Land and acquisition	848	—	582	(742)	688	—	688
Residential construction	4,572	—	1	660	5,233	—	5,233
Commercial and multifamily residential:
Income property	7,367	—	—	573	7,940	—	7,940
Owner occupied	2,299	—	—	138	2,437	—	2,437
Consumer	5,292	(277)	266	(258)	5,023	36	4,987
PCI	4,782	(1,208)	945	(502)	4,017	—	4,017
Unallocated	—	—	—	586	586	—	586
Total	$80,150	$(2,091)	$2,575	$3,153	$83,787	$1,255	$82,532
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Specific Reserve	General Allocation
Nine Months Ended September 30, 2018	(in thousands)
Commercial business:
Secured	$29,341	$(8,741)	$2,536	$20,046	$43,182	$1,139	$42,043
Unsecured	2,000	(117)	356	184	2,423	—	2,423
Real estate:
One-to-four family residential	701	—	389	(718)	372	8	364
Commercial and multifamily residential:
Commercial land	4,265	—	92	(1,158)	3,199	—	3,199
Income property	5,672	(223)	901	(2,338)	4,012	1	4,011
Owner occupied	5,459	—	19	(803)	4,675	71	4,604
Real estate construction:
One-to-four family residential:
Land and acquisition	963	—	610	(885)	688	—	688
Residential construction	3,709	—	6	1,518	5,233	—	5,233
Commercial and multifamily residential:
Income property	7,053	—	—	887	7,940	—	7,940
Owner occupied	4,413	—	—	(1,976)	2,437	—	2,437
Consumer	5,163	(773)	796	(163)	5,023	36	4,987
PCI	6,907	(3,786)	3,096	(2,200)	4,017	—	4,017
Unallocated	—	—	—	586	586	—	586
Total	$75,646	$(13,640)	$8,801	$12,980	$83,787	$1,255	$82,532

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$3,980	$3,680	$4,330	$3,130
Net changes in the allowance for unfunded commitments and letters of credit	(400)	275	(750)	825
Balance at end of period	$3,580	$3,955	$3,580	$3,955

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

The following is an analysis of the credit quality of our loan portfolio, excluding PCI loans, as of September 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2019	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,433,097	$30,153	$92,731	$2	$—	$3,555,983
Unsecured	139,176	—	197	—	—	139,373
Real estate:
One-to-four family residential	272,021	—	1,012	—	—	273,033
Commercial and multifamily residential:
Commercial land	277,264	4,665	13,367	—	—	295,296
Income property	1,917,596	3,918	40,421	—	—	1,961,935
Owner occupied	1,642,558	8,278	47,472	—	—	1,698,308
Real estate construction:
One-to-four family residential:
Land and acquisition	1,614	—	—	—	—	1,614
Residential construction	192,563	—	—	—	—	192,563
Commercial and multifamily residential:
Income property	157,400	—	—	—	—	157,400
Owner occupied	102,246	—	—	—	—	102,246
Consumer	293,484	—	3,343	—	—	296,827
Total	$8,429,019	$47,014	$198,543	$2	$—	8,674,578
Less:
ALLL						79,602
Loans, excluding PCI loans, net						$8,594,976

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
Loans, excluding PCI loans:
Commercial business:
Secured	$3,160,910	$48,779	$103,007	$5	$—	$3,312,701
Unsecured	112,091	21	—	5	—	112,117
Real estate:
One-to-four family residential	234,416	—	1,610	—	—	236,026
Commercial and multifamily residential:
Commercial land	276,348	5,082	4,247	—	—	285,677
Income property	1,876,925	36,998	6,553	—	—	1,920,476
Owner occupied	1,556,852	14,964	45,935	—	—	1,617,751
Real estate construction:
One-to-four family residential:
Land and acquisition	4,099	—	318	—	—	4,417
Residential construction	212,225	—	171	—	—	212,396
Commercial and multifamily residential:
Income property	194,912	—	—	—	—	194,912
Owner occupied	87,063	—	—	—	—	87,063
Consumer	313,817	—	4,398	—	—	318,215
Total	$8,029,658	$105,844	$166,239	$10	$—	8,301,751
Less:
ALLL						79,758
Loans, excluding PCI loans, net						$8,221,993

The following is an analysis of the credit quality of our PCI loan portfolio as of September 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2019	(in thousands)
PCI loans:
Commercial business:
Secured	$7,008	$955	$721	$—	$—	$8,684
Unsecured	550	—	—	—	—	550
Real estate:
One-to-four family residential	8,521	—	243	—	—	8,764
Commercial and multifamily residential:
Commercial land	8,920	642	72	—	—	9,634
Income property	18,737	—	—	—	—	18,737
Owner occupied	25,059	—	5,953	—	—	31,012
Real estate construction:
One-to-four family residential:
Land and acquisition	144	—	—	—	—	144
Commercial and multifamily residential:
Income property	462	—	—	—	—	462
Consumer	8,468	—	276	—	—	8,744
Total	$77,869	$1,597	$7,265	$—	$—	86,731
Less:
Valuation discount resulting from acquisition accounting						4,954
ALLL						3,058
PCI loans, net						$78,719

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018	(in thousands)
PCI loans:
Commercial business:
Secured	$8,041	$—	$840	$—	$—	$8,881
Unsecured	692	—	99	—	—	791
Real estate:
One-to-four family residential	9,633	—	215	—	—	9,848
Commercial and multifamily residential:
Commercial land	10,363	—	—	—	—	10,363
Income property	19,680	—	—	—	—	19,680
Owner occupied	35,944	—	353	—	—	36,297
Real estate construction:
One-to-four family residential:
Land and acquisition	151	—	2	—	—	153
Commercial and multifamily residential:
Income property	507	—	—	—	—	507
Consumer	9,326	—	439	—	—	9,765
Total	$94,337	$—	$1,948	$—	$—	96,285
Less:
Valuation discount resulting from acquisition accounting						6,525
ALLL						3,611
PCI loans, net						$86,149

6.	Other Real Estate Owned
The following tables set forth activity in OREO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$1,118	$7,080	$6,019	$13,298
Transfers in	—	794	386	1,200
Valuation adjustments	—	(495)	(195)	(697)
Proceeds from sale of OREO property	(588)	(47)	(6,382)	(5,868)
Gain (loss) on sale of OREO, net	95	(1)	797	(602)
Balance, end of period	$625	$7,331	$625	$7,331

At September 30, 2019, there were $311 thousand in foreclosed residential real estate properties held as OREO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.3 million.

7.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2019 and concluded that there was no impairment.
The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473	105,473	105,473
Accumulated amortization at beginning of period	(65,852)	(54,495)	(60,455)	(48,219)
CDI, net at beginning of period	39,621	50,978	45,018	57,254
CDI current period amortization	(2,632)	(3,070)	(8,029)	(9,346)
Total CDI, net at end of period	36,989	47,908	36,989	47,908
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	37,908	48,827	37,908	48,827
Total goodwill and other intangible assets at end of period	$803,750	$814,669	$803,750	$814,669

The following table provides the estimated future amortization expense of our CDI for the remaining three months ending December 31, 2019 and the succeeding four years:

Year ending December 31,
(in thousands)
2019	$2,451
2020	8,724
2021	7,264
2022	5,880
2023	4,552

8.	Leases
The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2019 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
The following table shows the details of the Company’s operating lease right-of-use asset and the associated lease liability for the period indicated:

Item	Balance Sheet Location	September 30, 2019
		(in thousands)
Operating lease asset	Other assets	$51,295
Operating lease liability	Other liabilities	$57,196

At September 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 7.5 years and a weighted average discount rate of 3.1%. Cash paid for amounts included in the measurement of operating lease liabilities was $2.8 million for the nine months ended September 30, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2019 was $9.2 million.
On September 26, 2019 the Company sold one of its Washington facilities and leased back a portion of the facility utilized for branch operations. The resulting gain on the sale was $5.9 million.
The following table shows the components of net lease costs:

		Three Months Ended September 30,	Nine Months Ended September 30,
Item	Statement of Income Location	2019	2019
		(in thousands)
Operating lease cost (1)	Occupancy	$2,700	$8,285
Variable lease cost	Occupancy	487	1,510
Sublease income	Occupancy	(297)	(918)
Net lease cost		$2,890	$8,877

__________
(1) Includes short-term lease costs, which are immaterial.

The following table shows future minimum payments for operating leases for the remaining three months of 2019 and subsequent years:

Year ending December 31,
(in thousands)
2019	$2,717
2020	10,619
2021	10,376
2022	9,795
2023	8,546
Thereafter	22,685
Total future minimum lease payments	64,738
Amounts representing interest	(7,542)
Present value of minimum lease payments	$57,196

Future minimum lease payments for the Company’s operating leases as of December 31, 2018, prior to the adoption of the new lease guidance were as follows:

Year Ending December 31,
(in thousands)
2019	$10,947
2020	9,766
2021	8,729
2022	8,102
2023	6,796
Thereafter	18,703
Total minimum payments	$63,043

9.	Revolving Line of Credit
During the second quarter of 2019, the Company entered into a $30.0 million short-term credit facility with an unaffiliated bank that matures in May 2020. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. As of September 30, 2019 and December 31, 2018, there was no outstanding balance. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2019.

10.	Derivatives, Hedging Activities and Balance Sheet Offsetting
The Company is exposed to certain risks arising from both its business and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into interest rate-based derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.
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

With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $3.1 million reclassified as an increase to interest income.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2019 and December 31, 2018 was $396.5 million and $366.7 million, respectively. There was no mark-to-market gain or loss recorded in the three months ended September 30, 2019. During the nine months ended September 30, 2019 there was a $2 thousand mark-to-market loss recorded to “Other” noninterest expense. During the three and nine months ended September 30, 2018, mark-to-market gains of $1 thousand and $9 thousand, respectively, were recorded to “Other” noninterest expense.
The following table presents the fair value of derivatives, as well as their classification on the Balance Sheet at September 30, 2019 and December 31, 2018:

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$19,703	Other assets	$—	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other assets	$25,045	Other assets	$7,033	Other liabilities	$25,046	Other liabilities	$7,033

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) at September 30, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
	(in thousands)
Interest rate collar	$4,088	$—	Interest income	$76	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018

Interest rate collar	$19,779	$—	Interest income	$76	$—

The notional amount of the interest rate collar was $500.0 million at September 30, 2019. The cash flow hedge was determined to be effective during the periods presented and, as a result, qualifies for hedge accounting treatment.

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
September 30, 2019	(in thousands)
Assets
Interest rate swap contracts	$25,045	$—	$25,045	$—	$25,045
Interest rate collar	$19,703	$—	$19,703	$(19,703)	—
Liabilities
Interest rate swap contracts	$25,046	$—	$25,046	$(25,046)	$—
Repurchase agreements	$24,489	$—	$24,489	$(24,489)	$—

December 31, 2018
Assets
Interest rate swap contracts	$7,033	$—	$7,033	$—	$7,033
Liabilities
Interest rate swap contracts	$7,033	$—	$7,033	$(3,235)	$3,798
Repurchase agreements	$61,094	$—	$61,094	$(61,094)	$—

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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2019	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$24,489	$—	$—	$—	$24,489
Gross amount of recognized liabilities for repurchase agreements					24,489
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $24.5 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

11.	Commitments and Contingent Liabilities
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2019 and December 31, 2018, the Company’s loan commitments amounted to $2.59 billion and $2.62 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $26.9 million and $28.3 million at September 30, 2019 and December 31, 2018, respectively. In addition, there were $24 thousand commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at September 30, 2019 and none at December 31, 2018, respectively.
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

12.	Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity as of September 30, 2019:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 24, 2019	$0.28	$0.14	February 6, 2019	February 20, 2019
April 25, 2019	$0.28	$0.14	May 8, 2019	May 22, 2019
July 25, 2019	$0.28	$—	August 7, 2019	August 21, 2019

Subsequent to quarter end, on October 24, 2019, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on November 20, 2019 to shareholders of record at the close of business on November 6, 2019.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three and nine months ended September 30, 2019, the Company repurchased 676 thousand and 1.3 million shares of common stock at an average price of $34.77 and $34.89 per share, respectively. As of September 30, 2019, there are 1.6 million remaining shares authorized to be repurchased under the current Board approved share repurchase program.

13.	Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018:

	Unrealized Gains and Losses on Available-for-Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended September 30, 2019	(in thousands)
Beginning balance	$37,162	$(2,055)	$12,043	$47,150
Other comprehensive income before reclassifications	14,593	—	3,137	17,730
Amounts reclassified from accumulated other comprehensive income (2)	—	62	(58)	4
Net current-period other comprehensive income	14,593	62	3,079	17,734
Ending balance	$51,755	$(1,993)	$15,122	$64,884
Three Months Ended September 30, 2018
Beginning balance	$(53,597)	$(2,324)	$—	$(55,921)
Other comprehensive loss before reclassifications	(14,149)	—	—	(14,149)
Amounts reclassified from accumulated other comprehensive loss (2)	—	61	—	61
Net current-period other comprehensive income (loss)	(14,149)	61	—	(14,088)
Ending balance	$(67,746)	$(2,263)	$—	$(70,009)
Nine Months Ended September 30, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income before reclassifications	86,519	—	15,180	101,699
Amounts reclassified from accumulated other comprehensive loss (2)	(1,636)	184	(58)	(1,510)
Net current-period other comprehensive income	84,883	184	15,122	100,189
Ending balance	$51,755	$(1,993)	$15,122	$64,884
Nine Months Ended September 30, 2018
Beginning balance	$(19,779)	$(2,446)	$—	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	—	157
Other comprehensive loss before reclassifications	(48,043)	—	—	(48,043)
Amounts reclassified from accumulated other comprehensive loss (2)	(81)	183	—	102
Net current-period other comprehensive income (loss)	(48,124)	183	—	(47,941)
Ending balance	$(67,746)	$(2,263)	$—	$(70,009)
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2019	2018	2019	2018	Statement of Income
	(in thousands)
Unrealized gains and losses on available for sale debt securities
Investment securities gains, net	$—	$—	$2,132	$106	Investment securities gains (losses), net
	—	—	2,132	106	Total before tax
	—	—	(496)	(25)	Income tax provision
	$—	$—	$1,636	$81	Net of tax

Amortization of pension plan liability
Actuarial losses	$(81)	$(80)	$(240)	$(239)	Compensation and employee benefits
	(81)	(80)	(240)	(239)	Total before tax
	19	19	56	56	Income tax provision
	$(62)	$(61)	$(184)	$(183)	Net of tax

Unrealized gains and losses from hedging instruments
Interest income	$76	$—	$76	$—	Loans
	76	—	76	—	Total before tax
	(18)	—	(18)	—	Income tax provision
	$58	$—	$58	$—	Net of tax

14.	Fair Value Accounting and Measurement
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2019	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations (1)	$2,482,835	$—	$2,482,835	$—
Other asset-backed securities (1)	171,578	—	171,578	—
State and municipal debt securities	497,314	—	497,314	—
U.S. government agency and government-sponsored enterprise securities	215,595	—	215,595	—
U.S. government securities	250	250	—	—
Total debt securities available for sale	$3,367,572	$250	$3,367,322	$—
Other assets:
Interest rate contracts	$25,045	$—	$25,045	$—
Interest rate collar	$19,703	$—	$19,703	$—
Liabilities
Other liabilities:
Interest rate contracts	$25,046	$—	$25,046	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2018	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations (1)	$2,013,355	$—	$2,013,355	$—
Other asset-backed securities (1)	174,935	—	174,935	—
State and municipal debt securities	574,323	—	574,323	—
U.S. government agency and government-sponsored enterprise securities	404,587	—	404,587	—
U.S. government securities	248	248	—	—
Total debt securities available for sale	$3,167,448	$248	$3,167,200	$—
Other assets:
Interest rate contracts	$7,033	$—	$7,033	$—
Liabilities
Other liabilities:
Interest rate contracts	$7,033	$—	$7,033	$—

__________
(1) Beginning July 2019, other asset-backed securities were presented separately in this table. Prior period amounts that were previously reported in U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations have been reclassified to conform to current period presentation.
There were no transfers between Level 1 and Level 2 of the valuation hierarchy during the nine month periods ended September 30, 2019 and 2018. The Company recognizes transfers between levels of the valuation hierarchy based on the valuation level at the end of the reporting period.

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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair value at September 30, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2019	Losses During the Nine Months Ended September 30, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$8,990	$—	$—	$8,990	$1,722	$3,299
	$8,990	$—	$—	$8,990	$1,722	$3,299

	Fair value at September 30, 2018	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2018	Losses During the Nine Months Ended September 30, 2018
		Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$14,616	$—	$—	$14,616	$1,208	$1,208
OREO	1,240	—	—	1,240	445	445
	$15,856	$—	$—	$15,856	$1,653	$1,653

The losses on impaired loans disclosed above represent the amount of the specific reserve and/or charge-offs during the period applicable to loans held at period end. The amount of the specific reserve is included in the ALLL. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the ALLL, as well as subsequent changes in valuation allowances from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (2)	$8,990	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (42.09%)

__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of cash, accounts receivable, fixed assets, inventory and real estate.

	Fair value at September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Impaired loans - collateral-dependent (3)	$14,616	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 54.51% (6.66%)
OREO	$1,240	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
__________
(1) Discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values.
(3) Collateral consists of accounts receivable, fixed assets, inventory, cash, real estate, and state guarantee.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$278,461	$278,461	$278,461	$—	$—
Interest-earning deposits with banks	20,144	20,144	20,144	—	—
Debt securities available for sale	3,367,572	3,367,572	250	3,367,322	—
FHLB stock	29,680	29,680	—	29,680	—
Loans held for sale	15,036	15,036	—	15,036	—
Loans	8,673,695	8,895,564	—	—	8,895,564
Interest rate contracts	25,045	24,045	—	24,045	—
Interest rate collar	19,703	19,703	—	19,703	—
Liabilities
Time deposits	$366,773	$361,195	$—	$361,195	$—
FHLB advances	492,482	493,736	—	493,736	—
Repurchase agreements	24,489	24,489	—	24,489	—
Subordinated debentures	35,323	35,255	—	35,255	—
Interest rate contracts	25,046	25,046	—	25,046	—

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$260,180	$260,180	$260,180	$—	$—
Interest-earning deposits with banks	17,407	17,407	17,407	—	—
Debt securities available for sale	3,167,448	3,167,448	248	3,167,200	—
FHLB stock	25,960	25,960	—	25,960	—
Loans held for sale	3,849	3,849	—	3,849	—
Loans	8,308,142	8,316,946	—	—	8,316,946
Interest rate contracts	7,033	7,033	—	7,033	—
Liabilities
Time deposits	$414,443	$407,659	$—	$407,659	$—
FHLB advances	399,523	400,085	—	400,085	—
Repurchase agreements	61,094	61,094	—	61,094	—
Subordinated debentures	35,462	34,897	—	34,897	—
Interest rate contracts	7,033	7,033	—	7,033	—

15.	Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company issues restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Basic EPS:
Net income	$50,727	$46,415	$148,322	$128,134
Less: Earnings allocated to participating securities:
Nonvested restricted shares	358	504	1,204	1,413
Earnings allocated to common shareholders	$50,369	$45,911	$147,118	$126,721
Weighted average common shares outstanding	71,803	72,427	72,256	72,370
Basic earnings per common share	$0.70	$0.63	$2.04	$1.75
Diluted EPS:
Earnings allocated to common shareholders	$50,369	$45,911	$147,118	$126,721
Weighted average common shares outstanding	71,803	72,427	72,256	72,370
Dilutive effect of equity awards	—	5	1	4
Weighted average diluted common shares outstanding	71,803	72,432	72,257	72,374
Diluted earnings per common share	$0.70	$0.63	$2.04	$1.75
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	—	—	—	5

16.	Revenue from Contracts with Customers
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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$9,015	$9,266	$27,030	$26,689
Card revenue	4,006	3,714	11,431	16,143
Financial services and trust revenue	3,226	2,975	9,608	8,924
Total revenue from contracts with customers	16,247	15,955	48,069	51,756
Other sources of noninterest income	11,783	5,064	27,305	16,098
Total noninterest income	$28,030	$21,019	$75,374	$67,854

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect asset yields and funding sources;

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

•
changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect our financial statements and how we report those results, and expectations and preliminary analysis relating to how such changes will affect our financial results could prove incorrect;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems;

•	inability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	failure to maintain effective internal controls over financial reporting or disclosure controls and procedures;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.
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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the third quarter of $50.7 million or $0.70 per diluted common share, compared to $46.4 million or $0.63 per diluted common share for the third quarter of 2018. Net interest income for the three months ended September 30, 2019 was $122.5 million, a decrease of $346 thousand from the prior year period. The decrease was a result of higher interest expense from higher average balances of FHLB advances and interest-bearing public funds, excluding certificates of deposit, partially offset by the increase in interest income from higher average balances of interest-earning assets.
The provision for loan and lease losses for the third quarter of 2019 was $299 thousand compared to $3.2 million during the third quarter of 2018. The lower provision expense recorded in the third quarter of 2019 compared to one year ago was primarily due to the increase in net recoveries and an improvement in the credit quality of our loan portfolio.
Noninterest income for the current quarter was $28.0 million, an increase of $7.0 million from the prior year period. The increase was primarily due to a $5.9 million gain from the sale-leaseback of owned real estate during the third quarter of 2019.
Total noninterest expense for the quarter ended September 30, 2019 was $87.1 million, an increase of $4.2 million from the prior year period. After removing acquisition-related expenses of $1.1 million from the third quarter of 2018, year over year noninterest expense increased $5.3 million, or 7%. This increase was primarily driven by higher compensation and employee benefits expense which was partially offset by a decrease in regulatory premium expenses. The Bank’s FDIC deposit insurance expense was reduced due to the utilization of a portion of our FDIC Small Bank Assessment Credit.

Comparison of current year-to-date to prior year period
The Company reported net income for the nine months ended September 30, 2019 of $148.3 million or $2.04 per diluted common share, compared to $128.1 million, or $1.75 per diluted common share for the same period in 2018. Net interest income for the nine months ended September 30, 2019 was $368.6 million, an increase of $13.6 million from the prior year period. The increase was a result of $4.9 million of loan interest recoveries received in 2019 and higher rates and average balances on interest-earning assets, partially offset by higher rates on interest-bearing liabilities and an increase in average FHLB advances.
The provision for loan and lease losses for the nine months ended September 30, 2019 was $1.9 million compared to a provision of $13.0 million for the first nine months of 2018. The decrease in the provision for the first nine months of 2019 compared to the same period in 2018 was due to a reduction in the net charge-offs for the period and an improvement in the credit quality of our loan portfolio.
Noninterest income for the nine months ended September 30, 2019 was $75.4 million, an increase of $7.5 million from the prior year period. The increase was primarily due to the previously noted $5.9 million gain from a sale-leaseback transaction, BOLI benefits, and a net gain on the sale of securities during the nine months ended September 30, 2019. These increases were partially offset by lower card revenue as a result of the interchange fee cap, which became effective on July 1, 2018.
For the nine months ended September 30, 2019, noninterest expense was $258.5 million, an increase of $5.0 million from $253.5 million a year earlier. After removing the acquisition-related expenses of $8.2 million from the first nine months of 2018, year over year noninterest expense increased $13.2 million, or 5%. The increase from the prior year period was driven by higher compensation and employee benefits expense and higher legal and professional fees, partially offset by decreases in OREO expenses.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2019			2018
	Average Balances	Interest Earned / Paid	Average Rate (3)	Average Balances	Interest Earned / Paid	Average Rate (3)
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,694,592	$114,099	5.21%	$8,456,632	$110,925	5.20%
Taxable securities	2,654,490	16,457	2.46%	2,336,405	14,654	2.49%
Tax exempt securities (2)	447,723	3,235	2.87%	513,090	3,885	3.00%
Interest-earning deposits with banks	144,773	864	2.37%	20,502	104	2.01%
Total interest-earning assets	11,941,578	134,655	4.47%	11,326,629	129,568	4.54%
Other earning assets	230,140			228,332
Noninterest-earning assets	1,288,056			1,250,170
Total assets	$13,459,774			$12,805,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts (4)	2,589,390	2,840	0.44%	2,727,928	1,671	0.24%
Interest-bearing demand (4)	1,049,833	438	0.17%	1,089,324	437	0.16%
Savings accounts (4)	893,395	49	0.02%	888,997	31	0.01%
Interest-bearing public funds, other than certificates of deposit (4)	602,674	2,879	1.90%	229,855	510	0.88%
Certificates of deposit	381,879	657	0.68%	440,196	544	0.49%
Total interest-bearing deposits	5,517,171	6,863	0.49%	5,376,300	3,193	0.24%
FHLB advances	400,956	2,569	2.54%	167,531	966	2.29%
Subordinated debentures	35,346	468	5.25%	35,530	468	5.23%
Other borrowings and interest-bearing liabilities	35,569	183	2.04%	41,636	152	1.45%
Total interest-bearing liabilities	5,989,042	10,083	0.67%	5,620,997	4,779	0.34%
Noninterest-bearing deposits	5,151,596			5,102,500
Other noninterest-bearing liabilities	166,220			98,317
Shareholders’ equity	2,152,916			1,983,317
Total liabilities & shareholders’ equity	$13,459,774			$12,805,131
Net interest income (tax equivalent)		$124,572			$124,789
Net interest margin (tax equivalent)			4.14%			4.37%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.0 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively. The incremental accretion income on acquired loans was $2.1 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.4 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $679 thousand and $816 thousand for the three months ended September 30, 2019 and 2018, respectively.

(3)
Beginning January 2019, average rates were calculated using the actual number of days on an actual/actual basis. This change was done to provide more meaningful trend information for our NIM regardless of the number of days in the period. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

(4)
Beginning July 2019, interest-bearing public funds, other than certificates of deposit are presented separately in this table. Prior period amounts have been reclassified to conform to current period presentation.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019			2018
	Average Balances	Interest Earned / Paid	Average Rate (3)	Average Balances	Interest Earned / Paid	Average Rate (3)
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,568,746	$341,798	5.33%	$8,398,596	$321,542	5.12%
Taxable securities	2,599,595	49,790	2.56%	2,202,497	39,285	2.38%
Tax exempt securities (2)	470,987	10,426	2.96%	518,128	11,640	3.00%
Interest-earning deposits with banks	65,374	1,159	2.37%	48,922	600	1.64%
Total interest-earning assets	11,704,702	$403,173	4.61%	11,168,143	$373,067	4.47%
Other earning assets	231,823			222,570
Noninterest-earning assets	1,266,392			1,255,965
Total assets	$13,202,917			$12,646,678
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts (4)	2,571,722	8,321	0.43%	2,704,471	4,025	0.20%
Interest-bearing demand (4)	1,063,678	1,230	0.15%	1,097,523	1,161	0.14%
Savings accounts (4)	893,738	136	0.02%	880,561	102	0.02%
Interest-bearing public funds, other than certificates of deposit (4)	380,853	4,831	1.70%	247,068	1,367	0.74%
Certificates of deposit	397,221	1,819	0.61%	461,236	1,619	0.47%
Total interest-bearing deposits	5,307,212	16,337	0.41%	5,390,859	8,274	0.21%
FHLB advances	500,448	9,962	2.66%	150,054	2,351	2.09%
Subordinated debentures	35,392	1,404	5.30%	35,577	1,404	5.28%
Other borrowings and interest-bearing liabilities	35,440	552	2.08%	43,453	288	0.89%
Total interest-bearing liabilities	5,878,492	$28,255	0.64%	5,619,943	$12,317	0.29%
Noninterest-bearing deposits	5,069,629			4,969,037
Other noninterest-bearing liabilities	156,432			95,192
Shareholders’ equity	2,098,364			1,962,506
Total liabilities & shareholders’ equity	$13,202,917			$12,646,678
Net interest income (tax equivalent)		$374,918			$360,750
Net interest margin (tax equivalent)			4.28%			4.32%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $6.3 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively. The incremental accretion income on acquired loans was $6.8 million and $9.9 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.1 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.2 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)
Beginning January 2019, average rates were calculated using the actual number of days to be on an actual/actual basis. This change was done to provide more meaningful trend information for our NIM regardless of the number of days in the period. Prior periods, which were previously reported on a 30/360 basis, have been restated to conform to the current basis.

(4)
Beginning July 2019, interest-bearing public funds, other than certificates of deposit are presented separately in this table. Prior period amounts have been reclassified to conform to current period presentation.

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

	Three Months Ended September 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$3,123	$51	$3,174
Taxable securities	1,974	(171)	1,803
Tax exempt securities	(478)	(172)	(650)
Interest earning deposits with banks	738	22	760
Interest income	$5,357	$(270)	$5,087
Interest Expense
Deposits:
Money market accounts	$(89)	$1,258	$1,169
Interest-bearing demand	(16)	17	1
Savings accounts	—	18	18
Interest-bearing public funds, other than certificates of deposit	1,385	984	2,369
Certificates of deposit	(79)	192	113
Total interest on deposits	1,201	2,469	3,670
FHLB advances	1,484	119	1,603
Other borrowings and interest-bearing liabilities	(16)	47	31
Interest expense	$2,669	$2,635	$5,304

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

	Nine Months Ended September 30, 2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$6,604	$13,652	$20,256
Taxable securities	7,454	3,051	10,505
Tax exempt securities	(1,046)	(168)	(1,214)
Interest earning deposits with banks	240	319	559
Interest income	$13,252	$16,854	$30,106
Interest Expense
Deposits:
Money market accounts	(207)	4,503	4,296
Interest-bearing demand	(37)	106	69
Savings accounts	2	32	34
Interest-bearing public funds, other than certificates of deposit	1,023	2,441	3,464
Certificates of deposit	(246)	446	200
Total interest on deposits	535	7,528	8,063
FHLB advances	6,820	791	7,611
Other borrowings	(42)	306	264
Interest expense	$7,313	$8,625	$15,938
The following table shows the impact to interest income of incremental accretion income as well as the net interest margin and operating net interest margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Incremental accretion income due to:
PCI loans	$113	$585	$980	$1,240
Other acquired loans	1,959	2,643	5,790	8,703
Incremental accretion income	$2,072	$3,228	$6,770	$9,943

Net interest margin (tax equivalent) (1)	4.14%	4.37%	4.28%	4.32%
Operating net interest margin (1)(2)	4.12%	4.34%	4.28%	4.29%
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

Comparison of current quarter to prior year period
Net interest income for the third quarter of 2019 was $122.5 million, down from $122.8 million for the same quarter in 2018. The decrease was a result of higher interest expense from higher average balances of FHLB advances and interest-bearing public funds, excluding certificates of deposit, partially offset by the increase in interest income from higher average balances of interest-earning assets. During the third quarter of 2019, we utilized interest-bearing public funds, excluding certificates of deposit, as an alternative funding source, with a corresponding increase in our investment securities, as we expanded our interest rate risk strategy to partially mitigate the impact of further interest rate cuts. The Company’s net interest margin (tax equivalent) decreased to 4.14% in the third quarter of 2019, from 4.37% for the prior year period. This decrease was driven by higher rates on our deposits and FHLB advances as well as lower accretion income on acquired loans. The Company’s operating net interest margin (tax equivalent) (see footnote 2 in prior table) decreased to 4.12% from 4.34% during the third quarter of 2018. The decrease was due to the items previously noted for the decrease in the net interest margin, except for the lower accretion income, which is not included in the operating net interest margin.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2019 was $368.6 million, an increase of 4% from $355.0 million for the prior year period. The increase in net interest income was due to $4.9 million of loan interest recoveries recorded in the current year as well as higher rates and average balances on loans while taxable securities increased due to higher average balances. These increases were partially offset by higher rates on deposits and higher average balances of FHLB advances. The Company’s net interest margin (tax equivalent) decreased to 4.28% for the first nine months of 2019, from 4.32% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was a result of a $3.2 million decline in accretion income on acquired loans as well as higher rates on our deposits and borrowings, partially offset by higher rates on the loan portfolio. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2019 remained relatively stable at 4.28% compared to 4.29% for the nine months ended September 30, 2018.
Provision for Loan and Lease Losses
Comparison of current quarter to prior year period
During the third quarter of 2019, the Company recorded a $299 thousand net provision for loan losses compared to a $3.2 million net provision during the third quarter of 2018. The decrease in the provision for loan losses was due to the increase in net recoveries and an improvement in the credit quality of the loan portfolio. The net provision for loan and lease losses recorded during the current quarter included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the third quarter of 2019. The amount of provision was calculated in accordance with the Company’s methodology for determining the ALLL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for loan and lease losses for the nine months ended September 30, 2019 was $1.9 million compared to $13.0 million during the same period in 2018. The decrease in the provision for the first nine months of 2019 was primarily due to a reduction in the net charge-offs for the period and the improved credit quality of our loan portfolio. We also recorded a large charge-off in our agricultural loan portfolio during the nine months ended September 30, 2018. The amount of provision was calculated in accordance with the Company’s methodology for determining ALLL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$9,015	$9,266	$(251)	(3)%	$27,030	$26,689	$341	1%
Card revenue	4,006	3,714	292	8%	11,431	16,143	(4,712)	(29)%
Financial services and trust revenue	3,226	2,975	251	8%	9,608	8,924	684	8%
Loan revenue	3,855	3,282	573	17%	9,840	9,522	318	3%
Bank owned life insurance	1,528	1,402	126	9%	4,644	4,540	104	2%
Investment securities gains (losses), net	—	(62)	62	(100)%	2,132	(73)	2,205	100%
Other	6,400	442	5,958	100%	10,689	2,109	8,580	100%
Total noninterest income	$28,030	$21,019	$7,011	33%	$75,374	$67,854	$7,520	11%

Comparison of current quarter to prior year period
Noninterest income was $28.0 million for the third quarter of 2019, compared to $21.0 million for the same period in 2018. The increase was primarily due to the $5.9 million sale-leaseback gain on owned real estate during the third quarter of 2019, which is included in other noninterest income in the table above.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2019, noninterest income was $75.4 million compared to $67.9 million for the same period in 2018, an increase of $7.5 million. The increase was due to the previously noted $5.9 million sale-leaseback gain and the $3.0 million of BOLI benefits, both of which are included in other noninterest income in the table above, and the $2.1 million net gain on sale of securities, partially offset by lower card revenue. The decline in card revenue was due to the interchange fee cap, which became effective on July 1, 2018.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$54,459	$49,419	$5,040	10%	$158,559	$148,938	$9,621	6%
Occupancy	8,645	8,321	324	4%	26,166	27,718	(1,552)	(6)%
Data processing	5,102	4,466	636	14%	14,372	14,957	(585)	(4)%
Legal and professional services	5,683	4,695	988	21%	16,810	12,103	4,707	39%
Amortization of intangibles	2,632	3,070	(438)	(14)%	8,029	9,346	(1,317)	(14)%
B&O taxes (1)	1,325	1,478	(153)	(10)%	4,612	4,254	358	8%
Advertising and promotion	1,752	1,472	280	19%	3,596	4,523	(927)	(20)%
Regulatory premiums	(38)	904	(942)	(104)%	1,902	2,778	(876)	(32)%
Net cost (benefit) of operation of OREO	(90)	485	(575)	(119)%	(682)	1,244	(1,926)	(155)%
Other (1)	7,606	8,531	(925)	(11)%	25,140	27,610	(2,470)	(9)%
Total noninterest expense	$87,076	$82,841	$4,235	5%	$258,504	$253,471	$5,033	2%
__________
(1) Beginning the first quarter of 2019, B&O taxes are reported separately from other taxes, licenses and fees, which are now reported under “other noninterest expense.” Prior periods have been reclassified to conform to current period presentation.

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$923	$—	$3,410
Occupancy	—	29	—	1,619
Data processing	—	20	—	941
Legal and professional fees	—	102	—	893
Advertising and promotion	—	—	—	534
Other	—	7	—	771
Total impact of acquisition-related expense to noninterest expense (1)	$—	$1,081	$—	$8,168
__________
(1) There were no acquisition-related expenses recorded during the three or nine months ended September 30, 2019. All of the acquisition-related expenses in 2018 were related to the 2017 acquisition of Pacific Continental.
Comparison of current quarter to prior year period
Noninterest expense was $87.1 million for the third quarter of 2019, an increase of $4.2 million from $82.8 million for the prior year period. After removing the acquisition-related expenses of $1.1 million from the third quarter of 2018, year over year noninterest expense increased $5.3 million, or 7%. This increase was primarily driven by higher compensation and employee benefits expense, which was partially offset by a decrease in regulatory premium expense. The Bank’s FDIC deposit insurance expense was reduced due to the utilization of $925 thousand of our FDIC Small Bank Assessment Credit. The remaining balance of our credit is $2.2 million but can only be applied towards our future FDIC deposit insurance expense if the fund exceeds its minimum reserve ratio.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2019, noninterest expense was $258.5 million, compared to $253.5 million, an increase of $5.0 million from a year earlier. After removing the acquisition-related expenses of $8.2 million from the first nine months of 2018, year over year noninterest expense increased $13.2 million, or 5%. The increase from the prior year period was driven by higher compensation and employee benefits expense and higher legal and professional fees, partially offset by decreases in OREO expenses. Salary expense increased $6.3 million, benefits expense increased $2.6 million and other compensation increased $2.2 million compared to the first nine months of 2018. Professional fees increased $4.3 million due primarily to the digital corporate initiative. These increases in noninterest expense were partially offset by the $682 thousand current year net benefit of OREO resulting from a gain on the sale of OREO, compared to net OREO operating expenses of $1.2 million during the nine months ended September 30, 2019.
Income Taxes
We recorded an income tax provision of $12.4 million for the third quarter of 2019, compared to a provision of $11.4 million for the same period in 2018, with effective tax rates of 20% for both the third quarter of 2019 and 2018. For the nine months ended September 30, 2019 and 2018, we recorded income tax provisions of $35.3 million and $28.2 million, respectively, with effective tax rates of 19% for the current year and 18% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2018.

FINANCIAL CONDITION
Total assets were $13.76 billion at September 30, 2019, an increase of $662.6 million from December 31, 2018. Cash and cash equivalents increased $21.0 million. Loans increased $364.8 million during the current year, which was primarily the result of new loan production and increased seasonal line utilization, partially offset by principal pay downs. Debt securities available for sale were $3.37 billion at September 30, 2019, an increase of $200.1 million from December 31, 2018. Total liabilities were $11.60 billion as of September 30, 2019, an increase of $534.7 million from December 31, 2018. The increase was primarily due to increases in deposits and FHLB advances.
Investment Securities
At September 30, 2019, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $3.37 billion compared to $3.17 billion at December 31, 2018. The increase in the debt securities portfolio from year-end is due to $649.1 million in purchases and $110.6 million in net unrealized gain offset by $544.9 million in maturities, repayments and sales and $14.7 million in premium amortization. The average duration of our debt securities investment portfolio was approximately 4 years and 4 months at September 30, 2019. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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
At September 30, 2019, the market value of debt securities available for sale had a net unrealized gain of $67.4 million compared to a net unrealized loss of $43.2 million at December 31, 2018. The change in valuation was the result of fluctuations in market interest rates during the nine months ended September 30, 2019. At September 30, 2019, the Company had $1.15 billion of debt securities available for sale with gross unrealized losses of $11.6 million; however, we did not consider these investment securities to be other-than-temporarily impaired.

The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations (1)	$2,482,835	$2,013,355
Other asset-backed securities (1)	171,578	174,935
State and municipal securities	497,314	574,323
U.S. government agency and government-sponsored enterprise securities	215,595	404,587
U.S. government securities	250	248
Total debt securities available for sale	$3,367,572	$3,167,448
__________
(1) Beginning July 2019, other asset-backed securities were presented separately in this table. Prior period amounts that were previously reported in U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations have been reclassified to conform to current period presentation.

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
The following table sets forth the Company’s loan portfolio by type of loan for the dates indicated:

	September 30, 2019	% of Total	December 31, 2018	% of Total
	(dollars in thousands)
Commercial business	$3,707,314	42.3%	$3,438,422	41.0%
Real estate:
One-to-four family residential	273,079	3.1%	238,367	2.8%
Commercial and multifamily residential	3,975,647	45.5%	3,846,027	45.8%
Total real estate	4,248,726	48.6%	4,084,394	48.6%
Real estate construction:
One-to-four family residential	195,198	2.2%	217,790	2.6%
Commercial and multifamily residential	261,786	3.0%	284,394	3.4%
Total real estate construction	456,984	5.2%	502,184	6.0%
Consumer	297,009	3.4%	318,945	3.8%
PCI	81,777	0.9%	89,760	1.1%
Subtotal	8,791,810	100.4%	8,433,705	100.5%
Less: Net unearned income	(35,455)	(0.4)%	(42,194)	(0.5)%
Loans, net of unearned income (before ALLL)	$8,756,355	100.0%	$8,391,511	100.0%
Loans held for sale	$15,036		$3,849
Total loans increased $364.8 million from year-end 2018 primarily the result of organic loan production and increased seasonal line utilization, partially offset by principal pay downs. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector. The $35.5 million in unearned income recorded at September 30, 2019 was comprised of $17.9 million in net purchase discounts and $17.6 million in net deferred loan fees. The $42.2 million in unearned income recorded at December 31, 2018 consisted of $26.1 million in net purchase discounts and $16.1 million in net deferred loan fees.
The following table provides additional detail related to the net discount of acquired and purchased loans, excluding PCI loans, by acquisition:

	September 30, 2019	December 31, 2018
Acquisition:	(in thousands)
Pacific Continental	$14,813	$18,526
Intermountain	1,794	2,303
West Coast	3,008	4,578
Other	(1,684)	725
Total net discount at period end	$17,931	$26,132
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial business	$24,408	$35,513
Real estate:
One-to-four family residential	574	1,158
Commercial and multifamily residential	10,083	14,904
Total real estate	10,657	16,062
Real estate construction:
One-to-four family residential	—	318
Consumer	1,956	2,949
Total nonaccrual loans	37,021	54,842
OREO and OPPO	625	6,049
Total nonperforming assets	$37,646	$60,891

Loans, net of unearned income	$8,756,355	$8,391,511
Total assets	$13,757,760	$13,095,145

Nonperforming loans to period end loans	0.42%	0.65%
Nonperforming assets to period end assets	0.27%	0.46%

At September 30, 2019, nonperforming assets were $37.6 million, compared to $60.9 million at December 31, 2018. Nonperforming assets decreased $23.2 million during the nine months ended September 30, 2019, primarily due to pay downs in nonaccrual commercial business loans and sales of OREO. For further information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At September 30, 2019, our ALLL was $82.7 million, or 0.94% of total loans (excluding loans held for sale). This compares with an ALLL of $83.4 million, or 0.99% of total loans (excluding loans held for sale) at December 31, 2018 and an ALLL of $83.8 million or 0.98% of total loans (excluding loans held for sale) at September 30, 2018.

The following table provides an analysis of the Company’s ALLL at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Beginning balance, loans excluding PCI loans	$77,248	$75,368	$79,758	$68,739
Beginning balance, PCI loans	3,269	4,782	3,611	6,907
Beginning balance	80,517	80,150	83,369	75,646
Charge-offs:
Commercial business	(2,365)	(606)	(7,732)	(8,858)
One-to-four family residential	—	—	(2)	—
Commercial and multifamily residential	—	—	—	(223)
One-to-four family residential construction	—	—	(170)	—
Consumer	(285)	(277)	(1,117)	(773)
PCI loans	(722)	(1,208)	(2,626)	(3,786)
Total charge-offs	(3,372)	(2,091)	(11,647)	(13,640)
Recoveries:
Commercial business	358	547	1,385	2,892
One-to-four family residential	65	21	102	389
Commercial and multifamily residential	184	213	248	1,012
One-to-four family residential construction	2,471	583	3,192	616
Commercial and multifamily residential construction	—	—	1	—
Consumer	326	266	742	796
PCI loans	1,812	945	3,389	3,096
Total recoveries	5,216	2,575	9,059	8,801
Net (charge-offs) recoveries	1,844	484	(2,588)	(4,839)
Provision for loan and lease losses, loans excluding PCI loans	1,600	3,655	3,195	15,180
Provision recapture for loan and lease losses, PCI loans	(1,301)	(502)	(1,316)	(2,200)
Provision for loan and lease losses	299	3,153	1,879	12,980
Ending balance, loans excluding PCI loans	79,602	79,770	79,602	79,770
Ending balance, PCI loans	3,058	4,017	3,058	4,017
Ending balance	$82,660	$83,787	$82,660	$83,787
Total loans, net at end of period, excluding loans held for sale	$8,756,355	$8,514,317	$8,756,355	$8,514,317
ALLL to period-end loans	0.94%	0.98%	0.94%	0.98%
ALLL for unfunded commitments and letters of credit
Beginning balance	$3,980	$3,680	$4,330	$3,130
Net changes in the ALLL for unfunded commitments and letters of credit	(400)	275	(750)	825
Ending balance	$3,580	$3,955	$3,580	$3,955

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2019, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $327.6 million, or 3.0% of total deposits, compared to $395.2 million or 3.8% at year-end 2018. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Demand and other noninterest-bearing	$5,320,435	49.0%	$5,227,216	50.0%
Money market (1)	2,295,229	21.1%	2,294,125	21.9%
Interest-bearing demand (1)	1,059,502	9.8%	1,084,863	10.4%
Savings (1)	892,438	8.2%	889,849	8.5%
Interest-bearing public funds, other than certificates of deposit (1)	629,797	5.8%	233,938	2.2%
Certificates of deposit, less than $250,000	223,249	2.1%	243,849	2.3%
Certificates of deposit, $250,000 or more	107,506	1.0%	89,473	0.9%
Certificates of deposit insured by CDARS®	17,252	0.2%	23,580	0.2%
Brokered certificates of deposit	18,852	0.2%	57,930	0.6%
Reciprocal money market accounts	291,542	2.6%	313,692	3.0%
Subtotal	10,855,802	100.0%	10,458,515	100.0%
Valuation adjustment resulting from acquisition accounting	(86)		(389)
Total deposits	$10,855,716		$10,458,126
__________
(1) Beginning July 2019, interest-bearing public funds, other than certificates of deposit are presented separately in this table. Prior period amounts have been reclassified to conform to current period presentation.

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At September 30, 2019, we had FHLB advances of $492.5 million compared to $399.5 million at December 31, 2018.
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
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2019 and December 31, 2018, we had deposit customer sweep-related repurchase agreements of $24.5 million and $61.1 million, respectively, which mature on a daily basis. Management anticipates we will continue to rely on FHLB advances, FRB borrowings and wholesale and retail repurchase agreements in the future and we will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayment of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2019, we had commitments to extend credit of $2.62 billion compared to $2.65 billion at December 31, 2018.
Capital Resources
Shareholders’ equity at September 30, 2019 was $2.16 billion, compared to $2.03 billion at December 31, 2018. Shareholders’ equity was 16% of total period-end assets at both September 30, 2019 and December 31, 2018.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2018 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. We and the Bank were required to comply with these rules as of January 1, 2015, subject to the phase-in of certain provisions, which was completed as of January 1, 2019. We believe that, as of September 30, 2019, we and the Bank meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at September 30, 2019 and December 31, 2018.
The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at September 30, 2019 and December 31, 2018:

	Company		Columbia Bank
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
CET1 risk-based capital ratio	12.37%	12.74%	12.52%	12.96%
Tier 1 risk-based capital ratio	12.37%	12.74%	12.52%	12.96%
Total risk-based capital ratio	13.53%	13.99%	13.34%	13.85%
Leverage ratio	10.19%	10.24%	10.35%	10.42%
Capital conservation buffer	5.53%	5.99%	5.34%	5.85%

Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million. The Company intends to purchase the shares from time to time in the open market or in private transactions, under conditions which allow such repurchases to be accretive to EPS while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. The Company repurchased 676 thousand and 1.3 million shares of common stock totaling$23.5 million and $45.4 million for the three and nine months ended September 30, 2019, respectively.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$124,572	$124,789	$374,918	$360,750
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on PCI loans	(113)	(585)	(980)	(1,240)
Incremental accretion income on other acquired loans	(1,959)	(2,643)	(5,790)	(8,703)
Premium amortization on acquired securities	1,386	1,859	4,816	6,065
Interest reversals on nonaccrual loans	174	477	1,462	1,147
Operating net interest income (tax equivalent) (1)	$124,060	$123,897	$374,426	$358,019
Average interest earning assets	$11,941,578	$11,326,629	$11,704,702	$11,168,143
Net interest margin (tax equivalent) (1)(2)	4.14%	4.37%	4.28%	4.32%
Operating net interest margin (tax equivalent) (1)(2)	4.12%	4.34%	4.28%	4.29%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.1 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and an addition to net interest income of $6.3 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively.
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
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2019, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2018. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Annual Report on Form 10-K.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2019:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2019 - 7/31/2019	11,822	$35.32	11,822	2,264,020
8/1/2019 - 8/31/2019	394,202	34.31	393,631	1,870,389
9/1/2019 - 9/30/2019	270,928	35.41	270,928	1,599,461
	676,952	$34.77	676,381
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of 571 shares of common stock to pay the shareholders’ withholding taxes and 676,381 shares of common stock purchased under the Company’s stock repurchase program.
(2) As described in our Annual Report on Form 10-K for the year ended December 31, 2018, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1**	Employment Agreement dated September 30, 2019, by and among Columbia State Bank, Columbia Banking System, Inc. and Clint E. Stein (1)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

104+	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

(1) Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2019
** Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	November 5, 2019	By	/s/ HADLEY S. ROBBINS
Hadley S. Robbins
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2019	By	/s/ GREGORY A. SIGRIST
Gregory A. Sigrist
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2019	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)