Form 10-Q
period 2020-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2020-05-08
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 000-20288
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
Yes ☐  No ☒
The number of shares of common stock outstanding at April 30, 2020 was 71,569,872.

i

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	EPS	Earnings Per Share
ALLL	Allowance for Loan and Lease Losses	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASC 326	Codification related to measurement of credit losses on financial instruments	Federal Reserve	Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank of Des Moines
ATM	Automated Teller Machine	FRB	Federal Reserve Bank
B&O	Business and Occupation	GAAP	Generally Accepted Accounting Principles
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GDP	Gross Domestic Product
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offering Rate
Cares Act	Coronavirus Aid Relief and Economic Security Act	NIM	Net Interest Margin
CDARS®	Certificate of Deposit Account Registry Service	OPPO	Other Personal Property Owned
CDI	Core Deposit Intangible	OREO	Other Real Estate Owned
CECL	Current Expected Credit Losses	Pacific Continental	Pacific Continental Corporation
CEO	Chief Executive Officer	PCI	Purchased Credit Impaired
CET1	Common Equity Tier 1	REASD	Real Estate Appraisal Services Department
CFO	Chief Financial Officer	SBA	Small Business Administration
COVID-19	Novel Coronavirus	SEC	Securities and Exchange Commission
DCF	Discounted Cash Flow	TDRs	Troubled Debt Restructurings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			March 31, 2020	December 31, 2019
ASSETS			(in thousands)
Cash and due from banks			$190,399	$223,541
Interest-earning deposits with banks			25,357	24,132
Total cash and cash equivalents			215,756	247,673
Debt securities available for sale at fair value (amortized cost of $3,406,492 and $3,703,096, respectively)			3,553,128	3,746,142
FHLB stock at cost			38,280	48,120
Loans held for sale			9,701	17,718
Loans, net of unearned income			8,933,321	8,743,465
Less: ACL			122,074	83,968
Loans, net			8,811,247	8,659,497
Interest receivable			44,577	46,839
Premises and equipment, net			164,626	165,408
OREO			510	552
Goodwill			765,842	765,842
Other intangible assets, net			33,148	35,458
Other assets			401,688	346,275
Total assets			$14,038,503	$14,079,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$5,323,908	$5,328,146
Interest-bearing			5,488,848	5,356,562
Total deposits			10,812,756	10,684,708
FHLB advances and FRB borrowings			712,455	953,469
Securities sold under agreements to repurchase			29,252	64,437
Subordinated debentures			35,231	35,277
Revolving line of credit			5,000	—
Other liabilities			230,207	181,671
Total liabilities			11,824,901	11,919,562
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	March 31, 2020	December 31, 2019
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,759	73,577	1,651,399	1,650,753
Outstanding	71,575	72,124
Retained earnings			495,830	519,676
Accumulated other comprehensive income			137,207	40,367
Treasury stock at cost	2,184	1,453	(70,834)	(50,834)
Total shareholders’ equity			2,213,602	2,159,962
Total liabilities and shareholders’ equity			$14,038,503	$14,079,524

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands except per share amounts)
Interest Income
Loans	$107,366	$108,416
Taxable securities	21,088	17,415
Tax-exempt securities	2,302	2,969
Deposits in banks	141	88
Total interest income	130,897	128,888
Interest Expense
Deposits	3,642	4,498
FHLB advances and FRB borrowings	4,229	2,685
Subordinated debentures	468	468
Other borrowings	136	215
Total interest expense	8,475	7,866
Net Interest Income	122,422	121,022
Provision for credit losses	41,500	1,362
Net interest income after provision for credit losses	80,922	119,660
Noninterest Income
Deposit account and treasury management fees	7,788	8,980
Card revenue	3,518	3,662
Financial services and trust revenue	3,065	2,957
Loan revenue	4,590	2,389
Bank owned life insurance	1,596	1,519
Investment securities gains, net	249	1,847
Other	401	342
Total noninterest income	21,207	21,696
Noninterest Expense
Compensation and employee benefits	54,842	52,085
Occupancy	9,197	8,809
Data processing	4,840	4,669
Legal and professional fees	2,102	4,573
Amortization of intangibles	2,310	2,748
B&O taxes	624	1,876
Advertising and promotion	1,305	974
Regulatory premiums	34	984
Net cost of operation of OREO	12	113
Other	9,005	7,869
Total noninterest expense	84,271	84,700
Income before income taxes	17,858	56,656
Income tax provision	3,230	10,785
Net Income	$14,628	$45,871
Earnings per common share
Basic	$0.20	$0.63
Diluted	$0.20	$0.63
Weighted average number of common shares outstanding	71,206	72,521
Weighted average number of diluted common shares outstanding	71,264	72,524

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net income	$14,628	$45,871
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale debt securities arising during the period, net of tax of ($24,143) and ($9,713)	79,696	32,063
Reclassification adjustment of net loss (gain) from available for sale debt securities arising during the period, net of tax of $58 and ($430)	(191)	1,417
Net unrealized gain from securities, net of reclassification adjustment	79,505	33,480
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($24) and ($19)	80	61
Pension plan liability adjustment, net	80	61
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($5,446) and ($1,458)	17,977	4,810
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $218 and $0	(722)	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	17,255	4,810
Other comprehensive income	96,840	38,351
Total comprehensive income	$111,468	$84,222

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended March 31, 2020	(in thousands except per share amounts)
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	14,628	—	—	14,628
Other comprehensive income	—	—	—	96,840	—	96,840
Issuance of common stock - stock option and other plans	26	945	—	—	—	945
Activity in deferred compensation plan	—	3	—	—	—	3
Issuance of common stock - restricted stock awards, net of canceled awards	222	2,172	—	—	—	2,172
Purchase and retirement of common stock	(66)	(2,474)	—	—	—	(2,474)
Cash dividends declared on common stock ($0.50 per share)	—	—	(36,017)	—	—	(36,017)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at March 31, 2020	71,575	$1,651,399	$495,830	$137,207	$(70,834)	$2,213,602

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended March 31, 2019	(in thousands except per share amounts)
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	45,871	—	—	45,871
Other comprehensive income	—	—	—	38,351	—	38,351
Issuance of common stock - stock option and other plans	25	878	—	—	—	878
Issuance of common stock - restricted stock awards, net of canceled awards	355	2,285	—	—	—	2,285
Purchase and retirement of common stock	(64)	(2,432)	—	—	—	(2,432)
Cash dividends declared on common stock ($0.42 per share)	—	—	(30,764)	—	—	(30,764)
Balance at March 31, 2019	73,565	$1,642,977	$442,597	$3,046	$—	$2,088,620

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash Flows From Operating Activities
Net income	$14,628	$45,871
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	41,500	1,362
Stock-based compensation expense	2,172	2,285
Depreciation, amortization and accretion	13,151	8,182
Investment securities gain, net	(249)	(1,847)
Net realized (gain) loss on sale of premises and equipment and OPPO	(25)	1
Net realized loss on sale and valuation adjustments of OREO	—	209
Originations of loans held for sale	(58,199)	(21,542)
Proceeds from sales of loans held for sale	66,216	21,374
Net change in:
Interest receivable	2,262	(1,512)
Interest payable	2,325	1,154
Other assets	(63,141)	(5,244)
Other liabilities	44,725	2,179
Net cash provided by operating activities	65,365	52,472
Cash Flows From Investing Activities
Loans originated, net of principal collected	(197,362)	(80,407)
Purchases of:
Debt securities available for sale	(37,472)	(3,710)
Loans held for investment	—	(49,039)
Premises and equipment	(1,650)	(1,788)
FHLB stock	(51,240)	(57,280)
Proceeds from:
Sales of debt securities available for sale	194,105	83,968
Principal repayments and maturities of debt securities available for sale	134,641	100,876
Sales of premises and equipment	31	11
Redemption of FHLB stock	61,080	57,640
Sales of OREO and OPPO	50	150
Bank owned life insurance death benefit	1,050	—
Net cash provided by investing activities	103,233	50,421
Cash Flows From Financing Activities
Net increase (decrease) in deposits	128,059	(89,027)
Net decrease in sweep repurchase agreements	(35,185)	(38,076)
Proceeds from:
FHLB advances	1,281,000	1,432,000
FRB borrowings	182,010	—
Other borrowings	5,000	—
Exercise of stock options	945	878
Payments for:
Repayment of FHLB advances	(1,527,000)	(1,441,000)
Repayment of FRB borrowings	(177,010)	—
Common stock dividends	(35,860)	(30,750)
Purchase of treasury stock	(20,000)	—
Purchase and retirement of common stock	(2,474)	(2,432)
Net cash used in financing activities	(200,515)	(168,407)
Decrease in cash and cash equivalents	(31,917)	(65,514)
Cash and cash equivalents at beginning of period	247,673	277,587
Cash and cash equivalents at end of period	$215,756	$212,073

Supplemental Information:
Interest paid	$6,150	$6,712
Income taxes paid, net of refunds	$12	$(146)
Non-cash investing and financing activities
Loans transferred to OREO	$—	$386
Premises and equipment expenditures incurred but not yet paid	$238	$35
Change in dividends payable on unvested shares included in other liabilities	$157	$14

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be anticipated for the year ending December 31, 2020. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2019 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2019 Annual Report on Form 10-K. In addition to the changes already disclosed in the Annual Report on Form 10-K regarding ASC 326, this ASC also made changes to the accounting for available for sale securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available for sale securities, which refers to securities management does not intend to sell or with respect to which management believes that it is more likely than not they will not be required to sell. With the exception of that change, there have not been any changes in our significant accounting policies compared to those contained in our 2019 Form 10-K disclosure for the year ended December 31, 2019.
Reclassifications
Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to the current presentation. The reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.	Accounting Pronouncements Recently Adopted or Issued
Accounting Standards Adopted in 2020
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-01, 2016-13, and 2017-12). Many of the amendments reflect decisions reached at FASB meetings or meetings of the Board’s credit losses transition resource group. Topics covered in this ASU include: accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures, extension and renewal options, etc. As the ASU focused on clarifying certain aspects of accounting, adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
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

Unlike the incurred loss models, the CECL model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company recognizes an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments. Accordingly, the impairment allowance measured under the CECL model is expected to change significantly from the impairment allowance measured under the Company’s incurred loss model. The Company engaged a third-party vendor to assist in the CECL calculation and has developed and implemented an internal governance framework. The amendments in ASU 2016-13 and the above ASUs related to credit losses are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period. The Company adopted the new standards, using a modified retrospective approach, effective January 1, 2020, which resulted in an increase of $1.6 million to its allowance for credit losses, an increase of $1.6 million to its allowance for unfunded commitments and letters of credit and a net-of-tax cumulative-effect adjustment of $2.5 million to decrease the beginning balance of retained earnings.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. The Company adopted the new standard effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Standards, Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of LIBOR, the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective March 12, 2020 for all entities. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020; early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.	Securities
The following table summarizes the amortized cost, gross unrealized gains and losses, the allowance for credit losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,643,659	$123,926	$(1,448)	$—	$2,766,137
Other asset-backed securities	196,250	7,309	(47)	—	203,512
State and municipal securities	437,957	10,387	(284)	—	448,060
U.S. government agency and government-sponsored enterprise securities	128,626	6,793	—	—	135,419
Total	$3,406,492	$148,415	$(1,779)	$—	$3,553,128
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,864,949	$47,223	$(19,222)	$—	$2,892,950
Other asset-backed securities	194,563	2,476	(989)	—	196,050
State and municipal securities	478,366	10,660	(224)	—	488,802
U.S. government agency and government-sponsored enterprise securities	165,218	3,127	(5)	—	168,340
Total	$3,703,096	$63,486	$(20,440)	$—	$3,746,142

Accrued interest receivable for securities available for sale is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At March 31, 2020 and December 31, 2019, accrued interest receivable for securities was $12.3 million and $13.9 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three months ended March 31, 2020 and 2019.
The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Proceeds from sales of debt securities available for sale	$194,105	$83,968

Gross realized gains from sales of debt securities available for sale	$435	$1,847
Gross realized losses from sales of debt securities available for sale	(186)	—
Investment securities gains, net	$249	$1,847

The scheduled contractual maturities of debt securities available for sale at March 31, 2020 are presented as follows:

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$34,642	$34,693
Due after one year through five years	361,355	372,492
Due after five years through ten years	1,892,926	1,996,364
Due after ten years	1,117,569	1,149,579
Total debt securities available for sale	$3,406,492	$3,553,128

The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

March 31, 2020
(in thousands)
To secure public funds	$317,706
To secure borrowings	109,060
Other securities pledged	155,647
Total securities pledged as collateral	$582,413

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$5,653	$(73)	$69,916	$(1,375)	$75,569	$(1,448)
Other asset-backed securities	15,105	(44)	626	(3)	15,731	(47)
State and municipal securities	43,187	(281)	1,632	(3)	44,819	(284)
Total	$63,945	$(398)	$72,174	$(1,381)	$136,119	$(1,779)
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,055,903	$(12,424)	$491,539	$(6,798)	$1,547,442	$(19,222)
Other asset-backed securities	89,508	(880)	6,799	(109)	96,307	(989)
State and municipal securities	12,363	(142)	12,587	(82)	24,950	(224)
U.S. government agency and government-sponsored enterprise securities	—	—	10,495	(5)	10,495	(5)
Total	$1,157,774	$(13,446)	$521,420	$(6,994)	$1,679,194	$(20,440)

At March 31, 2020, there were 64 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2020.
At March 31, 2020, there were five other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2020.

At March 31, 2020, there were 41 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2020, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2020.
At March 31, 2020, there were no U.S. government agency and government-sponsored enterprise securities in an unrealized loss position.
Visa Class B Restricted Shares

In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares. At March 31, 2020, the Company owned 95,043 shares of Visa Class B shares which are carried at a zero cost basis.

4.	Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Commercial loans:
Commercial real estate	$3,969,974	$3,945,853
Commercial business	3,169,668	2,989,613
Agriculture	754,491	765,371
Construction	308,186	361,533
Consumer loans:
One-to-four family residential real estate	690,506	637,325
Other consumer	40,496	43,770
Total loans	8,933,321	8,743,465
Less: Allowance for credit losses	(122,074)	(83,968)
Total loans, net	$8,811,247	$8,659,497
Loans held for sale	$9,701	$17,718

At March 31, 2020 and December 31, 2019, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At March 31, 2020 and December 31, 2019, $3.37 billion and $3.24 billion of commercial and residential real estate loans were pledged as collateral on FHLB borrowings and additional borrowing capacity. The Company has also pledged $149.9 million and $151.3 million of commercial loans to the FRB for additional borrowing capacity at March 31, 2020 and December 31, 2019, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At March 31, 2020 and December 31, 2019, accrued interest receivable for loans was $32.3 million and $33.0 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio as of March 31, 2020 and December 31, 2019:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$3,957,092	$5,899	$1,465	$—	$7,364	$5,518	$3,969,974
Commercial business	3,140,629	3,055	1,589	—	4,644	24,395	3,169,668
Agriculture	735,186	2,462	1,760	—	4,222	15,083	754,491
Construction	305,948	2,238	—	—	2,238	—	308,186
Consumer loans:
One-to-four family residential real estate	684,248	3,071	544	—	3,615	2,643	690,506
Other consumer	40,401	38	49	—	87	8	40,496
Total	$8,863,504	$16,763	$5,407	$—	$22,170	$47,647	$8,933,321

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$3,935,633	$6,421	$—	—	$6,421	$3,799	$3,945,853
Commercial business	2,959,826	6,081	2,769	—	8,850	20,937	2,989,613
Agriculture	755,719	2,283	2,346	—	4,629	5,023	765,371
Construction	360,582	951	—	—	951	—	361,533
Consumer loans:
One-to-four family residential real estate	631,109	2,516	408	—	2,924	3,292	637,325
Other consumer	43,654	80	27	—	107	9	43,770
Total	$8,686,523	$18,332	$5,550	$—	$23,882	$33,060	$8,743,465

Loan payments are considered timely when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof is received on the due date of the scheduled payment.
Nonaccrual loans are generally loans placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. The Company’s policy is to write-off all accrued interest on loans when they are placed on nonaccrual status. For the three months ended March 31, 2020, the Company wrote-off $783 thousand and $5 thousand of accrued interest on commercial and consumer loans, respectively, as a reduction to interest income. For the three months ended March 31, 2019, the Company wrote-off $539 thousand and $79 thousand of accrued interest on commercial and consumer loans, respectively, as a reduction to interest income.

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Commercial loans:
Commercial real estate	$3,887	$1,715
Commercial business	16,029	15,762
Agriculture	8,853	1,798
Total	$28,769	$19,275

The following is an analysis of loans classified as TDR during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial business	2	$272	$272	2	$616	$616
Agriculture	1	895	895	—	—	—
Consumer loans:
One-to-four family residential real estate	1	68	68	1	217	217
Total	4	$1,235	$1,235	3	$833	$833

The Company’s loans classified as TDR are loans that have been modified or with respect to which the borrower has been granted special concessions due to financial difficulties that, if not for the challenges of the borrower, the Company would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings, summarized in the table above, largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. Loans classified as TDR are included with the loans collectively measured for credit losses.
The Company had commitments to lend $812 thousand of additional funds on loans classified as TDR as of March 31, 2020. The Company had $1.1 million of such commitments at December 31, 2019. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three months ended March 31, 2020. During the three months ended March 31, 2019 the Company had one $26 thousand consumer loan that defaulted within 12 months of being modified as a TDR. The defaulted TDR loan was collateralized and included with the loans individually measured for credit loss.
Modifications in response to COVID-19
The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint agency statement issued by the federal banking agencies provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company’s loan modifications allow for the deferral of four months of principal and interest. The deferred interest is due and payable at the end of the deferral period and the deferred principal is due and payable on the maturity date. At March 31, 2020, we had granted short-term payment deferrals on $165.1 million of loans. The program is ongoing and additional loans continue to be granted deferrals.

5.	Allowance for Credit Losses and Allowance for Unfunded Commitments and Letters of Credit
The ACL is determined through quarterly assessments of expected credit losses within the loan portfolio and is deducted from the loan’s amortized cost basis to present the net amount of loans expected to be collected. We estimate the ACL using relevant and reliable available information, which is derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions to and recaptures from the ACL are charged to current period earnings through the provision for credit losses. Loan amounts that are determined to be uncollectable are charged directly against the ACL and netted against amounts recovered on previously charged-off loans.
For the purpose of calculating portfolio level reserves, we have segmented our loan portfolio into two portfolio segments (Commercial and Consumer). The Commercial and Consumer portfolio segments are then further broken down into loan classes by risk characteristics. The risk characteristics include regulatory call codes, type of industry and collateral type.
The ACL is comprised of reserves measured on a collective (pool) basis using a quantitative DCF model for all loan classes with similar risk characteristics and then qualitatively adjusted for large loan concentrations, trends in problem loans, policy exemptions granted, and other factors. The quantitative DCF model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of our loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Commercial segment two-factor models utilize a mix of seven macroeconomic factors, including the four most commonly used factors: Real GDP, National Unemployment Rate, Home Price Index and Commercial Real Estate Index. The three additional factors are Nominal GDP, Producer Price Index and Core Consumer Price Index. The Consumer segment two-factor models utilize a mix of three macroeconomic factors: National Unemployment Rate, Home Price Index and Prime Rate. The Company utilizes an 18 month reasonable and supportable forecast for the macroeconomic factors, after which they revert to their historical mean using a straight-line basis constructed on their absolute historical quarterly change.
Loans are individually measured for credit losses if they do not share similar risk characteristics of other loans within their respective pools. Individually measured loans are primarily nonaccrual and collateral dependent with balances equal to or greater than $500,000 and for which foreclosure is probable. Commercial real estate loans are secured by commercial real estate, including owner occupied and non-owner occupied commercial real estate, as well as multifamily residential real estate. Commercial business loans are primarily secured by non-real estate collateral, including equipment and other non-real estate fixed assets, inventory, receivables, and cash. Agricultural loans are secured by farmland and other agricultural real estate, as well as equipment, inventory, such as crops and livestock, non-real estate fixed assets, and cash. Construction loans are secured by one-to-four family residential real estate and commercial real estate in varying stages of development. One-to-four family residential real estate loans are secured by one-to-four family residential properties. Other consumer loans are secured by personal property. For loans measured on an individual basis, the Company calculates the allowance as the difference between the amortized cost of the loan and the fair market value of the collateral. The fair market value of the collateral is determined by either the discounted expected future cash flows from the operation of the collateral or the appraised value of the collateral, less costs to sell. If the fair value of the collateral is greater than the amortized cost of the loan, no reserve is recorded.
The Company also records an allowance for credit losses on unfunded loan commitments and letters of credit. We estimate expected credit losses on unfunded commitments in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses are calculated based on the likelihood that funding will occur and an estimate of what will be funded by analyzing the most recent four-quarter utilization rates, current utilization, and our quantitative ACL rate. The allowance for unfunded commitments and letters of credit is included in “Other Liabilities” on the Consolidated Balance Sheets, with changes to the balance being charged to noninterest expense.
We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on nonaccrual status.

The following tables show a detailed analysis of the ACL for the three months ended March 31, 2020 and 2019:

	Prior Year Ending Balance	Impact of Adopting ASC 326	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Allowance on Individually Measured Loans	Allowance on Collectively Measured Loans
Three Months Ended March 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$27,873	$(101)	$14	$9,336	$37,122	$—	$37,122
Commercial business	30,292	762	31,054	(1,684)	860	15,340	45,570	1,722	43,848
Agriculture	15,835	(9,325)	6,510	(4,726)	41	9,260	11,085	1,126	9,959
Construction	8,571	(1,750)	6,821	—	442	1,582	8,845	—	8,845
Consumer loans:
One-to-four family residential real estate	7,435	4,237	11,672	(10)	282	5,715	17,659	—	17,659
Other consumer	883	778	1,661	(268)	124	127	1,644	—	1,644
Unallocated	612	(603)	9	—	—	140	149	—	149
Total	$83,968	$1,632	$85,600	$(6,789)	$1,763	$41,500	$122,074	$2,848	$119,226

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Allowance on Individually Measured Loans	Allowance on Collectively Measured Loans
Three Months Ended March 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$14,766	$(678)	$514	$1,757	$16,359	$53	$16,306
Commercial business	34,658	(1,506)	527	866	34,545	2,826	31,719
Agriculture	9,589	(78)	58	1,121	10,690	—	10,690
Construction	14,395	(195)	83	(2,318)	11,965	—	11,965
Consumer loans:
One-to-four family residential real estate	8,024	(481)	334	434	8,311	31	8,280
Other consumer	787	(50)	15	71	823	1	822
Unallocated	1,150	—	—	(569)	581	—	581
Total	$83,369	$(2,988)	$1,531	$1,362	$83,274	$2,911	$80,363

The $38.1 million increase in the ACL at March 31, 2020 compared to December 31, 2019 was principally the result of the recent COVID-19 pandemic that has created significant volatility in the local, national and world economies. With the national guidance regarding social distancing and state and county mandates to shelter or stay at home, many large and small businesses have had to close and there has been a dramatic increase in new unemployment claims. As a result, we have increased our reserves for lifetime credit losses as a result of the forecasted economic impact of COVID-19.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Prior year ending balance	$3,430	$4,330
Impact of adopting ASC 326	1,570	—
Beginning balance	5,000	4,330
Net changes in the allowance for unfunded commitments and letters of credit	1,000	(550)
Ending balance	$6,000	$3,780

Credit Quality Indicators
The extension of credit in the form of loans or other credit products to consumer and commercial clients is one of our principal business activities. Our policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry and type of borrower and by limiting the aggregation of debt to a single borrower.
We evaluate the credit quality of our loan portfolio using regulatory risk ratings, which are based on relevant information about the borrower’s financial condition, including current financial condition, historical payment experience, credit documentation and current economic trends. Risk ratings are reviewed and updated whenever appropriate, with more periodic reviews as the risk and dollar value of the loss on the loan increases. All loans risk rated special mention or worse with amortized costs exceeding $100,000 are reviewed at least quarterly with more frequent review for specific loans.
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

The following is an analysis of the credit quality of our loan portfolio, as of March 31, 2020 and December 31, 2019:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total
March 31, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$164,265	$690,076	$526,063	$611,317	$509,264	$1,198,213	$59,709	$1,637	$3,760,544
Special mention	6,889	26,718	5,889	5,249	37,070	27,729	—	—	109,544
Substandard	—	933	21,263	7,465	39,988	30,237	—	—	99,886
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$171,154	$717,727	$553,215	$624,031	$586,322	$1,256,179	$59,709	$1,637	$3,969,974
Commercial business
Pass	$144,819	$454,524	$379,756	$282,662	$249,772	$305,401	$1,056,278	$1,547	$2,874,759
Special mention	1,119	44,237	31,717	24,361	27,597	14,953	53,274	—	197,258
Substandard	—	1,370	23,399	2,473	8,345	11,336	47,685	3,043	97,651
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial business	$145,938	$500,131	$434,872	$309,496	$285,714	$331,690	$1,157,237	$4,590	$3,169,668
Agriculture
Pass	$23,639	$105,950	$48,643	$64,450	$65,316	$84,182	$249,785	$7,026	$648,991
Special mention	—	189	670	747	1,687	64	5,207	—	8,564
Substandard	900	17,957	5,537	5,838	6,599	6,236	51,350	2,519	96,936
Doubtful	—	—	—	—	—	—	—	—	—
Total agriculture	$24,539	$124,096	$54,850	$71,035	$73,602	$90,482	$306,342	$9,545	$754,491
Construction
Pass	$23,340	$173,088	$61,777	$18,838	$1,046	$2,322	$12,846	$14,121	$307,378
Special mention	—	—	492	—	—	—	41	—	533
Substandard	—	217	—	—	—	58	—	—	275
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	$23,340	$173,305	$62,269	$18,838	$1,046	$2,380	$12,887	$14,121	$308,186
Consumer loans:
One-to-four family residential real estate
Pass	$21,809	$104,274	$88,655	$37,480	$27,379	$110,624	$294,074	$80	$684,375
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	742	227	898	399	2,960	890	15	6,131
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family real estate	$21,809	$105,016	$88,882	$38,378	$27,778	$113,584	$294,964	$95	$690,506
Other consumer
Pass	$2,885	$4,782	$5,469	$1,669	$538	$1,863	$22,747	$442	$40,395
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	69	32	—	101
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$2,885	$4,782	$5,469	$1,669	$538	$1,932	$22,779	$442	$40,496
Total	$389,665	$1,625,057	$1,199,557	$1,063,447	$975,000	$1,796,247	$1,853,918	$30,430	$8,933,321
Less:
Allowance for credit losses									122,074
Loans, net									$8,811,247

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2019	2018	2017	2016	2015	Prior			Total
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate
Pass	$699,336	$562,992	$621,113	$565,928	$441,220	$873,687	$52,276	$19,986	$3,836,538
Special mention	1,824	305	7,019	3,360	—	3,426	—	—	15,934
Substandard	47	10,698	9,320	36,229	20,278	11,738	—	5,071	93,381
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$701,207	$573,995	$637,452	$605,517	$461,498	$888,851	$52,276	$25,057	$3,945,853
Commercial business
Pass	$479,481	$442,222	$330,934	$301,337	$157,436	$199,089	$963,663	$25,577	$2,899,739
Special mention	2,241	6,673	56	2,006	52	585	12,710	—	24,323
Substandard	85	17,240	3,458	9,534	3,227	3,972	26,639	1,396	65,551
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial business	$481,807	$466,135	$334,448	$312,877	$160,715	$203,646	$1,003,012	$26,973	$2,989,613
Agriculture
Pass	$107,152	$54,950	$70,337	$71,874	$33,597	$56,342	$280,984	$10,036	$685,272
Special mention	557	2,535	1,381	—	64	576	5,336	—	10,449
Substandard	7,291	6,047	6,173	5,907	1,477	5,698	30,669	6,388	69,650
Doubtful	—	—	—	—	—	—	—	—	—
Total agriculture	$115,000	$63,532	$77,891	$77,781	$35,138	$62,616	$316,989	$16,424	$765,371
Construction
Pass	$183,525	$91,342	$40,514	$1,067	$939	$1,601	$33,388	$7,793	$360,169
Special mention	—	1,264	—	—	—	—	41	—	1,305
Substandard	—	—	—	—	—	59	—	—	59
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	$183,525	$92,606	$40,514	$1,067	$939	$1,660	$33,429	$7,793	$361,533
Consumer loans:
One-to-four family real estate
Pass	$103,315	$77,877	$32,440	$25,052	$27,294	$80,370	$283,830	$554	$630,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	228	800	400	623	3,156	905	481	6,593
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family real estate	$103,315	$78,105	$33,240	$25,452	$27,917	$83,526	$284,735	$1,035	$637,325
Other consumer
Pass	$9,276	$5,713	$1,974	$758	$848	$1,306	$23,351	$508	$43,734
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	8	27	—	36
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$9,276	$5,713	$1,975	$758	$848	$1,314	$23,378	$508	$43,770
Total	$1,594,130	$1,280,086	$1,125,520	$1,023,452	$687,055	$1,241,613	$1,713,819	$77,790	$8,743,465
Less:
Allowance for credit losses									83,968
Loans, net									$8,659,497

6.	Other Real Estate Owned
The following tables set forth activity in OREO for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$552	$6,019
Transfers in	—	386
Valuation adjustments	—	(195)
Proceeds from sale of OREO property	(42)	(121)
Loss on sale of OREO, net	—	(14)
Balance, end of period	$510	$6,075

At March 31, 2020, there were $311 thousand in foreclosed residential real estate properties held as OREO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $330 thousand.

7.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2019 and concluded that there was no impairment. As of March 31, 2020, we evaluated potential triggering events that might be indicators that our goodwill was impaired. The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the recent volatility in stock prices. Based on our evaluation, we concluded that our goodwill was not more than likely impaired.
The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473
Accumulated amortization at beginning of period	(70,934)	(60,455)
CDI, net at beginning of period	34,539	45,018
CDI current period amortization	(2,310)	(2,748)
Total CDI, net at end of period	32,229	42,270
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	33,148	43,189
Total goodwill and other intangible assets at end of period	$798,990	$809,031

The following table provides the estimated future amortization expense of our CDI for the remaining nine months ending December 31, 2020 and the succeeding four years:

Year ending December 31,
(in thousands)
2020	$6,414
2021	7,264
2022	5,880
2023	4,552
2024	3,432

8.	Revolving Line of Credit
During the second quarter of 2019, the Company entered into a $30.0 million short-term credit facility with an unaffiliated bank that matures on May 28, 2020. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At March 31, 2020, there was an outstanding balance of $5.0 million and no outstanding balance at December 31, 2019. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2020.

9.	Derivatives, Hedging Activities and Balance Sheet Offsetting
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
With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $9.7 million reclassified as an increase to interest income.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2020 and December 31, 2019 was $475.6 million and $428.6 million, respectively. During both the three month periods ended March 31, 2020 and 2019, there were no mark-to-market gains or losses recorded to “Other” noninterest expense.

The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019:

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$37,209	Other assets	$14,727	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other assets	$49,775	Other assets	$19,144	Other liabilities	$49,777	Other liabilities	$19,145

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) at March 31, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
	(in thousands)
Interest rate collar	$23,423	$6,268	Interest income	$940	$—

The notional amount of the interest rate collar was $500.0 million at March 31, 2020. The cash flow hedge was determined to be effective during the periods presented and, as a result, qualifies for hedge accounting treatment.

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
March 31, 2020	(in thousands)
Assets
Interest rate swap contracts	$49,775	$—	$49,775	$—	$49,775
Interest rate collar	$37,209	$—	$37,209	$(37,209)	—
Liabilities
Interest rate swap contracts	$49,777	$—	$49,777	$(49,777)	$—
Repurchase agreements	$29,252	$—	$29,252	$(29,252)	$—

December 31, 2019
Assets
Interest rate swap contracts	$19,144	$—	$19,144	$—	$19,144
Interest rate collar	$14,727	$—	$14,727	$(14,727)	—
Liabilities
Interest rate swap contracts	$19,145	$—	$19,145	$(19,145)	$—
Repurchase agreements	$64,437	$—	$64,437	$(64,437)	$—

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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2020	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$29,252	$—	$—	$—	$29,252
Gross amount of recognized liabilities for repurchase agreements					29,252
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $29.3 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

10.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2020 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2020 and December 31, 2019, the Company’s loan commitments amounted to $2.53 billion and $2.67 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $25.7 million at both March 31, 2020 and December 31, 2019. In addition, there were $93 thousand commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at March 31, 2020 and there were none at December 31, 2019.
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

11.	Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity as of March 31, 2020:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 23, 2020	$0.28	$0.22	February 5, 2020	February 19, 2020

Subsequent to quarter end, on April 30, 2020, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on May 28, 2020 to shareholders of record at the close of business on May 14, 2020.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three months ended March 31, 2020, the Company repurchased 731 thousand shares of common stock at an average price of $27.36 per share, respectively. As of March 31, 2020, there are 717 thousand remaining shares authorized to be repurchased under the current Board approved share repurchase program. The amount of shares that we can repurchase is limited in the aggregate to the $100.0 million purchase price per the repurchase program.

12.	Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended March 31, 2020	(in thousands)
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income before reclassifications	79,696	—	17,977	97,673
Amounts reclassified from accumulated other comprehensive income (2)	(191)	80	(722)	(833)
Net current-period other comprehensive income	79,505	80	17,255	96,840
Ending balance	$112,543	$(3,894)	$28,558	$137,207
Three Months Ended March 31, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income before reclassifications	32,063	—	4,810	36,873
Amounts reclassified from accumulated other comprehensive loss (2)	1,417	61	—	1,478
Net current-period other comprehensive income	33,480	61	4,810	38,351
Ending balance	$352	$(2,116)	$4,810	$3,046
__________
(1) All amounts are net of tax. Amounts in parenthesis indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2020	2019	Statement of Income
	(in thousands)
Unrealized gains and losses on available for sale debt securities	$249	$(1,847)	Investment securities gains, net
	249	(1,847)	Total before tax
	(58)	430	Income tax provision
	$191	$(1,417)	Net of tax

Amortization of pension plan liability actuarial losses	$(104)	$(80)	Compensation and employee benefits
	(104)	(80)	Total before tax
	24	19	Income tax provision
	$(80)	$(61)	Net of tax

Unrealized gains from hedging instruments	$940	$—	Loans
	940	—	Total before tax
	(218)	—	Income tax provision
	$722	$—	Net of tax

13.	Fair Value Accounting and Measurement
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
Fair values are determined as follows:
Securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC for all securities.
Interest rate contracts and the interest rate collar are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2020	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,766,137	$—	$2,766,137	$—
Other asset-backed securities	203,512	—	203,512	—
State and municipal securities	448,060	—	448,060	—
U.S. government agency and government-sponsored enterprise securities	135,419	—	135,419	—
Total debt securities available for sale	$3,553,128	$—	$3,553,128	$—
Other assets:
Interest rate contracts	$49,775	$—	$49,775	$—
Interest rate collar	$37,209	$—	$37,209	$—
Liabilities
Other liabilities:
Interest rate contracts	$49,777	$—	$49,777	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2019	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,892,950	$—	$2,892,950	$—
Other asset-backed securities	196,050	—	196,050	—
State and municipal securities	488,802	—	488,802	—
U.S. government agency and government-sponsored enterprise securities	168,340	—	168,340	—
Total debt securities available for sale	$3,746,142	$—	$3,746,142	$—
Other assets:
Interest rate contracts	$19,144	$—	$19,144	$—
Interest rate collar	$14,727	$—	$14,727	$—
Liabilities
Other liabilities:
Interest rate contracts	$19,145	$—	$19,145	$—

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as collateral dependent loans. The following valuation techniques and inputs were used to estimate the fair value of collateral dependent loans and OREO.
Collateral dependent loans - A collateral dependent loan is a loan in which repayment is expected to be provided solely by the underlying collateral. The fair market value of the collateral is determined by either the discounted expected future cash flows from the operation of the collateral or the appraised value of the collateral, less costs to sell. The collateral dependent loan valuations are performed in conjunction with the allowance for credit losses process on a quarterly basis.
OREO - OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance for credit losses, or in the event of a write-up without previous losses charged to the allowance for credit losses, a credit to earnings is recorded. Management periodically reviews OREO in an effort to ensure the property is recorded at its fair value, net of estimated costs to sell. Any fair value adjustments subsequent to acquisition are charged or credited to earnings.
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at March 31, 2020	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$3,043	$—	$—	$3,043	$5,138
	$3,043	$—	$—	$3,043	$5,138

	Fair Value at March 31, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$3,840	$—	$—	$3,840	$2,597
OREO	530	—	—	530	195
	$4,370	$—	$—	$4,370	$2,792

The losses on collateral dependent loans disclosed above represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period end. The amount of the allowance is included in the ACL. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the ACL as well as subsequent changes in valuation allowances from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$3,043	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (59.78%)

__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of accounts receivable, fixed assets, inventory and real estate.

	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (3)	$3,840	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (44.53%)
OREO	$530	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (2)
__________
(1) Discount applied to appraisal value or stated value (in the case of accounts receivable, fixed assets, and inventory).
(2) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values during the current period.
(3) Collateral consists of accounts receivable, fixed assets, inventory, real estate and state guarantee.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$190,399	$190,399	$190,399	$—	$—
Interest-earning deposits with banks	25,357	25,357	25,357	—	—
Debt securities available for sale	3,553,128	3,553,128	—	3,553,128	—
FHLB stock	38,280	38,280	—	38,280	—
Loans held for sale	9,701	9,701	—	9,701	—
Loans	8,811,247	8,998,063	—	—	8,998,063
Interest rate contracts	49,775	49,775	—	49,775	—
Interest rate collar	37,209	37,209	—	37,209	—
Liabilities
Time deposits	$353,536	$353,578	$—	$353,578	$—
FHLB advances and FRB borrowings	712,455	714,022	—	714,022	—
Repurchase agreements	29,252	29,252	—	29,252	—
Subordinated debentures	35,231	35,309	—	35,309	—
Revolving line of credit	5,000	5,005	—	5,005	—
Interest rate contracts	49,777	49,777	—	49,777	—

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$223,541	$223,541	$223,541	$—	$—
Interest-earning deposits with banks	24,132	24,132	24,132	—	—
Debt securities available for sale	3,746,142	3,746,142	—	3,746,142	—
FHLB stock	48,120	48,120	—	48,120	—
Loans held for sale	17,718	17,718	—	17,718	—
Loans	8,659,497	8,883,865	—	—	8,883,865
Interest rate contracts	19,144	19,144	—	19,144	—
Interest rate collar	14,727	14,727	—	14,727	—
Liabilities
Time deposits	$400,070	$397,736	$—	$397,736	$—
FHLB advances	953,469	952,762	—	952,762	—
Repurchase agreements	64,437	64,437	—	64,437	—
Subordinated debentures	35,277	35,491	—	35,491	—
Interest rate contracts	19,145	19,145	—	19,145	—

14.	Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company issues restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands except per share amounts)
Basic EPS:
Net income	$14,628	$45,871
Less: Earnings allocated to participating securities:
Nonvested restricted shares	249	456
Earnings allocated to common shareholders	$14,379	$45,415
Weighted average common shares outstanding	71,206	72,521
Basic earnings per common share	$0.20	$0.63
Diluted EPS:
Earnings allocated to common shareholders	$14,379	$45,415
Weighted average common shares outstanding	71,206	72,521
Dilutive effect of equity awards	58	3
Weighted average diluted common shares outstanding	71,264	72,524
Diluted earnings per common share	$0.20	$0.63
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	6	—

15.	Revenue from Contracts with Customers
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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$7,788	$8,980
Card revenue	3,518	3,662
Financial services and trust revenue	3,065	2,957
Total revenue from contracts with customers	14,371	15,599
Other sources of noninterest income	6,836	6,097
Total noninterest income	$21,207	$21,696

16.	Subsequent Events
Subsequent to March 31, 2020, the Company sold 17,360 shares of Visa Class B restricted stock for a gain of $3.0 million which resulted in an observable market price. As a result, the Company wrote up its remaining 77,683 Visa Class B restricted shares to a fair value of $13.4 million which was also recorded as a gain, for a total gain of $16.4 million. Based on the existing transfer restriction and uncertainty of covered litigation, the shares were previously carried at a zero cost basis. See Note 3, “Securities” for more information on Visa Class B restricted stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited Consolidated Financial Statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2019 audited Consolidated Financial Statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature, as well as the potential effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the factors set forth in the section titled “Risk Factors” in the Company’s Form 10-K, the following factors, among others, could cause actual results to differ materially from the anticipated results expressed or implied by forward-looking statements:

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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect asset yields and funding sources;

•	the effect of changes to or discontinuation or replacement of LIBOR;

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of acquired loans on our earnings;

•
changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect our financial statements and how we report those results, and expectations and preliminary analysis relating to how such changes will affect our financial results could prove incorrect;

•	changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;

•	competition among financial institutions and nontraditional providers of financial services could increase significantly;

•	continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

•	the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;

•	our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;

•	any material failure or interruption of our information and communications systems;

•	our ability to keep pace with technological changes;

•	our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;

•	failure to maintain effective internal controls over financial reporting or disclosure controls and procedures;

•	the effect of geopolitical instability, including wars, conflicts and terrorist attacks;

•	our profitability measures could be adversely affected if we are unable to effectively manage our capital;

•	natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events;

•	the effect of COVID-19 and other infectious illness outbreaks that may arise in the future, which has created significant impacts and uncertainties in U.S. and global markets;

•	changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, including with regard to COVID-19; and

•	the effects of any damage to our reputation resulting from developments related to any of the items identified above.
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

CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the ACL, business combinations and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Adoption of Allowance for Credit Losses - ASC 326,” “Business Combinations” and “Valuation and Recoverability of Goodwill” in our 2019 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2019 Annual Report on Form 10-K.
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
COVID-19 Update

We began closely monitoring the progress of COVID-19 early and enacted our pandemic plan in January to provide support for our team members and clients. Our initial steps encouraged employees with underlying health concerns or family members at risk to stay home, allowing them to draw from a pool of emergency sick leave dedicated for pandemic related use. Team members with the ability to work remotely were encouraged to do so while branches and offices began following disinfecting protocols and social distancing policies. All non-exempt employees who continue to work on location were included in an additional premium pay program. Our clients have received support through payment deferral programs as well as a variety of options from the SBA including the Paycheck Protection Program, the Economic Injury Disaster Loan and other deferral and automatic debt relief programs. Our participation in the Paycheck Protection Program will increase our loan balances and loan interest income over the period those loans are outstanding. As of April 30, 2020, we had granted short-term payment deferrals on $1.29 billion of loans. We have also been working with our non-profit community partners by lifting restrictions on sponsorships and contributions to allow organizations to rededicate the funds to COVID-19 response and recovery.
Advanced preparation and early action enabled us to continue all operations as COVID-19 spread in the Northwest. We continue to monitor the pandemic and adjust our response in concert with local government and healthcare officials.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part II Item 1A “Risk Factors” of this report.
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the first quarter of $14.6 million or $0.20 per diluted common share, compared to $45.9 million or $0.63 per diluted common share for the first quarter of 2019. Net interest income for the three months ended March 31, 2020 was $122.4 million, an increase of $1.4 million from the prior year period. The increase was a result of higher interest income on securities and higher average balances of securities. These increases were also partially offset by higher interest expense due to higher average balances of FHLB advances.
The provision for credit losses for the first quarter of 2020 was $41.5 million compared to $1.4 million during the first quarter of 2019. The increase in provision expense for the first quarter of 2020 compared to one year ago was principally the result of the recent COVID-19 pandemic that has created significant volatility in the local, national and world economies.
Noninterest income for the current quarter was $21.2 million, a decrease of $489 thousand from the prior year period. The decrease was primarily due to lower treasury management fees and lower net securities gains partially offset by higher loan revenue during the first quarter of 2020.
Total noninterest expense for the quarter ended March 31, 2020 was $84.3 million, a decrease of $429 thousand from the prior year period. This decrease was primarily driven by lower legal and professional fees, B&O taxes and regulatory premiums partially offset by increases in compensation and employee benefits and other noninterest expense.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2020			2019
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$8,815,755	$108,665	4.96%	$8,406,664	$109,715	5.29%
Taxable securities	3,209,110	21,088	2.64%	2,637,436	17,415	2.68%
Tax exempt securities (2)	409,457	2,914	2.86%	502,765	3,758	3.03%
Interest-earning deposits with banks	53,228	141	1.07%	14,762	88	2.42%
Total interest-earning assets	12,487,550	132,808	4.28%	11,561,627	130,976	4.59%
Other earning assets	232,361			232,077
Noninterest-earning assets	1,275,721			1,254,337
Total assets	$13,995,632			$13,048,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts (3)	2,633,931	1,728	0.26%	2,585,983	2,585	0.41%
Interest-bearing demand (3)	1,125,691	484	0.17%	1,074,595	364	0.14%
Savings accounts (3)	897,276	43	0.02%	896,514	43	0.02%
Interest-bearing public funds, other than certificates of deposit (3)	355,401	903	1.02%	262,765	930	1.44%
Certificates of deposit	370,904	484	0.52%	406,539	576	0.57%
Total interest-bearing deposits	5,383,203	3,642	0.27%	5,226,396	4,498	0.35%
FHLB advances and FRB borrowings	909,110	4,229	1.87%	499,428	2,685	2.18%
Subordinated debentures	35,253	468	5.34%	35,438	468	5.36%
Other borrowings and interest-bearing liabilities	48,365	136	1.13%	41,703	215	2.09%
Total interest-bearing liabilities	6,375,931	8,475	0.53%	5,802,965	7,866	0.55%
Noninterest-bearing deposits	5,239,176			5,044,620
Other noninterest-bearing liabilities	187,474			155,624
Shareholders’ equity	2,193,051			2,044,832
Total liabilities & shareholders’ equity	$13,995,632			$13,048,041
Net interest income (tax equivalent)		$124,333			$123,110
Net interest margin (tax equivalent)			4.00%			4.32%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.4 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. The incremental accretion income on acquired loans was $1.5 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.3 million for both the three months ended March 31, 2020 and 2019. The tax equivalent yield adjustment to interest earned on tax exempt securities was $612 thousand and $789 thousand for the three months ended March 31, 2020 and 2019, respectively.

(3)	Prior period amounts have been reclassified to conform to current period presentation to show a separate row for interest-bearing public funds, other than certificates of deposit.

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

	Three Months Ended March 31, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$5,201	$(6,251)	$(1,050)
Taxable securities	3,757	(84)	3,673
Tax exempt securities	(672)	(172)	(844)
Interest-earning deposits with banks	125	(72)	53
Interest income	$8,411	$(6,579)	$1,832
Interest Expense
Deposits:
Money market accounts	$47	$(904)	$(857)
Interest-bearing demand	18	102	120
Interest-bearing public funds, other than certificates of deposit	276	(303)	(27)
Certificates of deposit	(48)	(44)	(92)
Total interest on deposits	293	(1,149)	(856)
FHLB advances and FRB borrowings	1,948	(404)	1,544
Other borrowings and interest-bearing liabilities	42	(121)	(79)
Interest expense	$2,283	$(1,674)	$609
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.

Comparison of current quarter to prior year period
Net interest income for the first quarter of 2020 was $122.4 million, up from $121.0 million for the same quarter in 2019. The increase was a result of higher interest income on securities primarily due to $1.9 million of interest income and discount accretion related to the early payoff of three securities and higher average balances of securities. Interest income from loans also had a positive impact as a result of higher average balances although this increase was more than offset by lower interest income due to lower loan rates. The increase in net interest income was partially offset by higher interest expense due to higher average balances of FHLB advances.
The Company’s net interest margin (tax equivalent) decreased to 4.00% in the first quarter of 2020, from 4.32% for the prior year period. This decrease was driven by lower rates on the loan portfolio and higher average balances of FHLB advances. The Company’s operating net interest margin (tax equivalent)(1) decreased to 4.02% from 4.33% during the first quarter of 2019. The decrease was due to the items previously noted for the decrease in the net interest margin.

(1) Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

Provision for Credit Losses
Comparison of current quarter to prior year period
Effective January 1, 2020, Columbia adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and all related amendments. The ACL under ASU 2016-13 utilizes the CECL methodology which estimates the expected loan losses over the contractual life of the loans in the loan portfolio of the Bank. Prior to January 1, 2020, the ALLL incurred loss methodology was used which estimated the amount of loan losses that had been incurred at the balance sheet date. The day 1 adoption of ASU 2016-13 and related amendments, resulted in an increase of $1.6 million in our ACL, an increase of $1.6 million to our allowance for unfunded commitments and letters of credit and a net-of-tax cumulative-effect adjustment of $2.5 million to decrease the beginning balance of retained earnings.
During the first quarter of 2020, the Company recorded a $41.5 million net provision for credit losses, under the CECL methodology, compared to a $1.4 million net provision, under the previous ALLL methodology, during the first quarter of 2019. The increase in provision expense for the first quarter of 2020 compared to one year ago was principally the result of the recent COVID-19 pandemic that has created significant volatility in the local, national and world economies. With the national guidance regarding social distancing and state and county mandates to shelter or stay at home, many large and small businesses have had to close and there has been a dramatic increase in new unemployment claims. As a result, we have increased our reserves for lifetime credit losses as a result of the economic impact of COVID-19. For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Item 1A “Risk Factors” of this report.
The net provision for credit losses recorded during the current quarter also included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the first quarter of 2020. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$7,788	$8,980	$(1,192)	(13)%
Card revenue	3,518	3,662	(144)	(4)%
Financial services and trust revenue	3,065	2,957	108	4%
Loan revenue	4,590	2,389	2,201	92%
Bank owned life insurance	1,596	1,519	77	5%
Investment securities gains, net	249	1,847	(1,598)	(87)%
Other	401	342	59	17%
Total noninterest income	$21,207	$21,696	$(489)	(2)%

Comparison of current quarter to prior year period
Noninterest income was $21.2 million for the first quarter of 2020, compared to $21.7 million for the same period in 2019. The decrease was primarily due to lower deposit account and treasury management fees, principally lower treasury management fees, and lower net investment securities gains partially offset by higher loan revenue during the first quarter of 2020.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$54,842	$52,085	$2,757	5%
Occupancy	9,197	8,809	388	4%
Data processing	4,840	4,669	171	4%
Legal and professional services	2,102	4,573	(2,471)	(54)%
Amortization of intangibles	2,310	2,748	(438)	(16)%
B&O taxes	624	1,876	(1,252)	(67)%
Advertising and promotion	1,305	974	331	34%
Regulatory premiums	34	984	(950)	(97)%
Net cost of operation of OREO	12	113	(101)	(89)%
Other	9,005	7,869	1,136	14%
Total noninterest expense	$84,271	$84,700	$(429)	(1)%
Comparison of current quarter to prior year period
Noninterest expense was $84.3 million for the first quarter of 2020, a decrease of $429 thousand from $84.7 million for the prior year period. This decrease was primarily driven by lower legal and professional fees, B&O taxes and regulatory premiums which decreased by $2.5 million, $1.3 million and $950 thousand, respectively. These decreases were partially offset by increases of $2.8 million in compensation and employee benefits expense and $1.1 million in other noninterest expense. The decrease in professional fees was due to lower fees on reciprocal money market accounts as well as lower expenses related to corporate initiatives. B&O tax expense benefited from a refund received in the current quarter for a prior year. Regulatory premiums decreased due to the utilization of $967 thousand of our FDIC Small Bank Assessment Credit. The remaining balance of our credit is $283 thousand but can only be applied towards our future FDIC deposit insurance expense if the fund exceeds its minimum reserve ratio. The increase in compensation and employee benefits was driven by increases in salary expense and incentive and commissions expense. Other noninterest expense increased due to a higher provision for off-balance sheet reserves.
Income Taxes
We recorded an income tax provision of $3.2 million for the first quarter of 2020, compared to a provision of $10.8 million for the same period in 2019, with effective tax rates of 18% and 19% for the first quarter of 2020 and 2019, respectively. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019.
FINANCIAL CONDITION
Total assets were $14.04 billion at March 31, 2020, a decrease of $41.0 million from December 31, 2019. Cash and cash equivalents decreased $31.9 million. Loans increased $189.9 million during the first quarter of 2020, which was primarily the result of new loan production and increased seasonal line utilization, partially offset by payments. Debt securities available for sale were $3.55 billion at March 31, 2020, a decrease of $193.0 million from December 31, 2019. Total liabilities were $11.82 billion as of March 31, 2020, a decrease of $94.7 million from December 31, 2019. The decline was primarily due to a decrease in FHLB advances partially offset by an increase in interest-bearing deposits, specifically public funds, excluding certificates of deposit.
Investment Securities
At March 31, 2020, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $3.55 billion compared to $3.75 billion at December 31, 2019. The decrease in the debt securities portfolio from year-end is due to $328.5 million in maturities, repayments and sales and $5.6 million in premium amortization offset by $103.6 million in net unrealized gain and $37.5 million in purchases. The average duration of our debt securities investment portfolio was approximately 4 years and 9 months at March 31, 2020. This duration takes into account calls, where appropriate, and consensus prepayment speeds.

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
The Company performs a quarterly assessment of the debt securities available for sale in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their amortized cost basis has resulted in a credit loss. A credit loss exists when it becomes probable that the Company will be unable to recover the entire amortized cost basis of its investment. The Company’s impairment assessment takes into consideration factors such as defaults or deferrals of scheduled interest or principal, external credit ratings and recent downgrades, internal assessment of credit quality, and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is determined to result in a credit loss, an allowance is recorded.
When there are credit losses associated with an impaired debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit-related and the amount related to non-credit factors. The credit-related impairment is recognized in earnings through an allowance and the non-credit-related impairment is recognized in accumulated other comprehensive income.
At March 31, 2020, the market value of debt securities available for sale had a net unrealized gain of $146.6 million compared to a net unrealized gain of $43.0 million at December 31, 2019. The change in valuation was the result of fluctuations in market interest rates during the three months ended March 31, 2020. At March 31, 2020, the Company had $136.1 million of debt securities available for sale with gross unrealized losses of $1.8 million; however, we did not consider these investment securities to have an indicated credit loss.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,766,137	$2,892,950
Other asset-backed securities	203,512	196,050
State and municipal securities	448,060	488,802
U.S. government agency and government-sponsored enterprise securities	135,419	168,340
Total debt securities available for sale	$3,553,128	$3,746,142
For further information on our investment portfolio, see Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Credit Risk Management
The extension of credit in the form of loans or other credit substitutes to individuals and businesses is one of our principal commerce activities. Our policies, as well as applicable laws, and regulations, require risk analysis as well as ongoing portfolio and credit management. We manage our credit risk through lending limit constraints, credit review, approval policies, and extensive, ongoing internal monitoring. We also manage credit risk through diversification of the loan portfolio by type of loan, type of industry and type of borrower and by limiting the aggregation of debt to a single borrower.
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

We review these loans to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status even though the loan may be current as to principal and interest payments. Additionally, we assess whether an individually measured allowance is required for collateral dependent nonaccrual loans with balances equal to or greater than $500,000 and with respect to which foreclosure is probable. For the individually measured collateral dependent nonaccrual loan, the allowance for credit losses is equal to the difference between amortized cost of the loan and the determined value of the collateral. However, if the determined value of the collateral is greater than the amortized cost of the loan, no allowance for credit losses will be added for these loans.
For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Credit Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2019 Annual Report on Form 10-K.
Loan policies, credit quality criteria, portfolio guidelines and other controls are established under the guidance of our Chief Credit Officer and approved, as appropriate, by the Board of Directors. Credit Administration, together with the management loan committee, has the responsibility for administering the credit approval process. As another part of its control process, we use an internal credit review and examination function to provide reasonable assurance that loans and commitments are made and maintained as prescribed by our credit policies. Examinations are performed to ensure continued performance and proper risk assessment.
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial real estate and commercial business loans.

	March 31, 2020	% of Total	December 31, 2019	% of Total
	(dollars in thousands)
Commercial loans:
Commercial real estate	$3,969,974	44.5%	$3,945,853	45.1%
Commercial business	3,169,668	35.5%	2,989,613	34.2%
Agriculture	754,491	8.4%	765,371	8.8%
Construction	308,186	3.4%	361,533	4.1%
Consumer loans:
One-to-four family residential real estate	690,506	7.7%	637,325	7.3%
Other consumer	40,496	0.5%	43,770	0.5%
Total loans	$8,933,321	100.0%	$8,743,465	100.0%
Loans held for sale	$9,701		$17,718
Total loans increased $189.9 million from year-end 2019 primarily the result of organic loan production and increased seasonal line utilization, partially offset by principal pay downs. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector.
The following table provides additional detail related to the net discount of acquired and purchased loans by acquisition:

	March 31, 2020	December 31, 2019
	(in thousands)
Acquisition:
Pacific Continental	$12,190	$13,314
Intermountain	1,545	1,614
West Coast	2,354	2,675
Other	2,418	(1,378)
Total net discount at period end	$18,507	$16,225

Commercial Real Estate Loans: Commercial real estate loans are secured by properties located within our primary market areas and typically, have loan-to-value ratios of 80% or lower at origination. Our underwriting standards for commercial and multifamily residential loans generally require that the loan-to-value ratio for these loans not exceed 75% of appraised value, cost, or discounted cash flow value, as appropriate, and that commercial properties maintain debt coverage ratios (net operating income divided by annual debt servicing) of 1.2 or better. However, underwriting standards can be influenced by competition and other factors. We endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.
Commercial Business Loans: We are committed to providing competitive commercial lending in our primary market areas. Management expects a continued focus within its commercial lending products and to emphasize, in particular, relationship banking with businesses and business owners.
Agriculture Loans: Agricultural lending includes agricultural real estate and production loans and lines of credit within our primary market areas. We are committed to our Pacific Northwest communities offering seasonal and longer-term loans and operating lines of credit by lending officers with expertise in the agricultural communities we serve. Typical loan-to-value ratios on term loans can range from 55% to 80% depending upon the type of loan. Operating lines of credit require the borrower to provide a 20% to 25% equity investment. The debt coverage ratio is generally 1.25:1 or better on all term loans.
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
One-to-four Family Residential Real Estate Loans: One-to-four family residential loans, including home equity loans and lines of credit, are secured by properties located within our primary market areas and, typically, have loan-to-value ratios of 80% or lower at origination.
Other Consumer Loans: Consumer loans include automobile loans, boat and recreational vehicle financing, and other miscellaneous personal loans.
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial loans:
Commercial real estate	$5,518	$3,799
Commercial business	24,395	20,937
Agriculture	15,083	5,023
Consumer loans:
One-to-four family residential real estate	2,643	3,292
Other consumer	8	9
Total nonaccrual loans	47,647	33,060
OREO and OPPO	510	552
Total nonperforming assets	$48,157	$33,612

Loans, net of unearned income	$8,933,321	$8,743,465
Total assets	$14,038,503	$14,079,524

Nonperforming loans to period end loans	0.53%	0.38%
Nonperforming assets to period end assets	0.34%	0.24%
At March 31, 2020, nonperforming assets were $48.2 million, compared to $33.6 million at December 31, 2019. Nonperforming assets increased $14.5 million during the three months ended March 31, 2020, primarily due to $10.1 million increase in nonaccrual agriculture loans and a $3.5 million increase in nonaccrual commercial business loans. For information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Allowance for Credit Losses
The ACL is an accounting estimate of expected credit losses in our loan portfolio at the balance sheet date. The provision for credit losses is the expense recognized in the Consolidated Statements of Income to adjust the ACL to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies. The allowance for unfunded commitments and letters of credit is maintained at a level believed by management to be sufficient to absorb estimated expected losses related to these unfunded credit facilities at the balance sheet date.
At March 31, 2020, our ACL was $122.1 million, or 1.37% of total loans (excluding loans held for sale). This compares with an ALLL of $84.0 million, or 0.96% of total loans (excluding loans held for sale) at December 31, 2019 and an ALLL of $83.3 million or 0.98% of total loans (excluding loans held for sale) at March 31, 2019.

The following table provides an analysis of the Company’s ACL at the dates and the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Prior year ending balance	$83,968	$83,369
Impact of adopting ASC 326	1,632	—
Beginning balance	85,600	83,369
Charge-offs:
Commercial loans:
Commercial real estate	(101)	(678)
Commercial business	(1,684)	(1,506)
Agriculture	(4,726)	(78)
Construction	—	(195)
Consumer loans:
One-to-four family residential real estate	(10)	(481)
Other consumer	(268)	(50)
Total charge-offs	(6,789)	(2,988)
Recoveries:
Commercial loans:
Commercial real estate	14	514
Commercial business	860	527
Agriculture	41	58
Construction	442	83
Consumer loans:
One-to-four family residential real estate	282	334
Other consumer	124	15
Total recoveries	1,763	1,531
Net (charge-offs) recoveries	(5,026)	(1,457)
Provision for credit losses	41,500	1,362
Ending balance	122,074	83,274
Total loans, net at end of period, excluding loans held for sale	$8,933,321	$8,520,798
ACL to period-end loans	1.37%	0.98%
Allowance for unfunded commitments and letters of credit
Prior year ending balance	$3,430	$4,330
Impact of adopting ASC 326	1,570	—
Beginning balance	5,000	4,330
Net changes in the allowance for unfunded commitments and letters of credit	1,000	(550)
Ending balance	$6,000	$3,780

Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB, borrowings from the FRB, sweep repurchase agreements, subordinated debentures assumed in acquisitions and a revolving line of credit to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities, meet deposit withdrawals and maturing liabilities, to acquire other assets and to fund continuing operations.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2020, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $407.4 million, or 3.8% of total deposits, compared to $329.5 million or 3.1% at year-end 2019. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Demand and other noninterest-bearing	$5,323,908	49.2%	$5,328,146	49.9%
Money market	2,313,717	21.4%	2,322,644	21.7%
Interest-bearing demand	1,131,874	10.5%	1,150,437	10.8%
Savings	905,931	8.4%	882,050	8.3%
Interest-bearing public funds, other than certificates of deposit	405,810	3.8%	301,203	2.8%
Certificates of deposit, less than $250,000	214,449	2.0%	218,764	2.0%
Certificates of deposit, $250,000 or more	109,659	1.0%	151,995	1.4%
Certificates of deposit insured by CDARS®	17,171	0.2%	17,065	0.2%
Brokered certificates of deposit	12,259	0.1%	12,259	0.1%
Reciprocal money market accounts	377,980	3.4%	300,158	2.8%
Subtotal	10,812,758	100.0%	10,684,721	100.0%
Valuation adjustment resulting from acquisition accounting	(2)		(13)
Total deposits	$10,812,756		$10,684,708

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At March 31, 2020, we had FHLB and FRB borrowings of $712.5 million compared to $953.5 million at December 31, 2019.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2020 and December 31, 2019, we had deposit customer sweep-related repurchase agreements of $29.3 million and $64.4 million, respectively, which mature on a daily basis.
Subordinated debentures are another source of funding. The Company assumed $35.0 million in aggregate principal amount with its acquisition of Pacific Continental on November 1, 2017. These subordinated debentures, which are unsecured, are callable on June 30, 2021 and have a stated maturity date of June 30, 2026.
During the second quarter of 2019, the Company entered into a $30.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At March 31, 2020, we had a balance of $5.0 million associated with this credit facility and no balance at December 31, 2019. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2020.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2020, we had commitments to extend credit of $2.56 billion compared to $2.70 billion at December 31, 2019.
Capital Resources
Shareholders’ equity at March 31, 2020 was $2.21 billion, compared to $2.16 billion at December 31, 2019. Shareholders’ equity was 16% and 15% of total period-end assets at March 31, 2020 and December 31, 2019, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2019 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of March 31, 2020, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at March 31, 2020 and December 31, 2019.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, capital ratios and amounts as of March 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at March 31, 2020 and December 31, 2019:

	Company		Columbia Bank
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
CET1 risk-based capital ratio	12.01%	12.45%	12.33%	12.46%
Tier 1 risk-based capital ratio	12.01%	12.45%	12.33%	12.46%
Total risk-based capital ratio	13.42%	13.60%	13.41%	13.29%
Leverage ratio	9.85%	10.17%	10.07%	10.22%
Capital conservation buffer	5.42%	5.60%	5.41%	5.29%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2019, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million. The Company may purchase the shares from time to time in the open market, in private transactions, by direct or derivative purchases or other transactions, under conditions which allow such repurchases to be accretive to EPS while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. The Company repurchased 731 thousand shares of common stock totaling $20.0 million for the three months ended March 31, 2020.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$124,333	$123,110
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans (2)	(1,491)	(2,035)
Premium amortization on acquired securities	1,127	1,779
Interest reversals on nonaccrual loans	788	626
Operating net interest income (tax equivalent) (1)	$124,757	$123,480
Average interest earning assets	$12,487,550	$11,561,627
Net interest margin (tax equivalent) (1)	4.00%	4.32%
Operating net interest margin (tax equivalent) (1)	4.02%	4.33%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Beginning January 2020, incremental accretion income on PCI loans is no longer presented separate from incremental accretion income on other acquired loans. Prior period amounts have been reclassified to conform with current period presentation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2020, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2019. For additional information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
Due to implementation of CECL issued by the FASB, the Bank has made updates to its internal control over financial reporting. Controls around ALLL were replaced with CECL controls, including processes and control owners. With the exception of these changes, there was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are party to routine litigation arising in the ordinary course of business. Management believes that, based on information currently known to it, any liabilities arising from such litigation will not have a material adverse impact on the Company’s financial conditions, results of operations or cash flows.
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K, except for the addition of the following risk factor:
The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and dramatically increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services has been and may continue to be significantly impacted. Furthermore, as discussed elsewhere in this report, the pandemic has influenced the recognition of credit losses in our loan portfolios and is expected to do so, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize provisions for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches. In response to the pandemic, we are also offering payment deferrals and other expanded assistance for mortgage, small business and personal lending customers. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect continued draws on lines of credit, reduced revenues and increased client defaults. Even after the pandemic subsides, the U.S. economy may experience a recession which may be prolonged, which could materially and adversely affect our business, financial condition, liquidity, capital and results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent Quarterly Reports on Form 10-Q. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
In addition, the Federal Reserve has taken direct actions that adversely impact interest income. On February 28, 2020, the Board of Governors of the Federal Reserve stated that it was closely monitoring COVID-19 developments and their effects on the economic outlook, and has taken direct actions that adversely impact interest income. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. The Federal Reserve also announced it was purchasing Treasury bills into the second quarter of 2020, conducting overnight repurchase agreement operations at least through April 2020, and will continue to reinvest amounts of principal received by the Federal Reserve on its portfolio of treasury and agency debt and mortgage-backed securities. Lastly, the Federal Reserve also reduced the interest it pays on excess reserves from 1.60% to 1.10%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0% to 0.25%. The Federal Reserve also announced that it would further increase its holding of Treasury securities and agency mortgage-backed securities. We expect that such reductions in interest rates will adversely affect our net interest income and margins and our profitability.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2020:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2) (3)
1/1/2020 - 1/31/2020	2,989	$40.60	—	1,447,745
2/1/2020 - 2/29/2020	32,754	34.56	32,754	1,414,991
3/1/2020 - 3/31/2020	761,677	27.86	698,344	716,647
	797,420	$28.18	731,098
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of 66,322 shares of common stock to pay the shareholders’ withholding taxes and 731,098 shares of common stock purchased under the Company’s stock repurchase program.
(2) As described in our Annual Report on Form 10-K for the year ended December 31, 2019, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million through May 2020.
(3) Our ability to repurchase the remaining shares may be limited by the dollar amount disclosed in footnote 2 above.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1**+	Change in Control Agreement between the Bank and Christopher Merrywell dated as of January 1, 2020

10.2**+	Change in Control Agreement between the Bank and David Moore Devine dated as of March 2, 2020

10.3**+	Change in Control Agreement between the Bank and Eric Eid dated as of March 2, 2020

10.4**
Employment Separation Agreement, among Columbia State Bank, Columbia Banking System, Inc. and Greg Sigrist dated as of March 12, 2020, incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K, filed with the U.S. Securities Exchange Commission on March 18, 2020

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

COLUMBIA BANKING SYSTEM, INC.

Date:	May 7, 2020	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	By	/s/ AARON J. DEER
Aaron J. Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2020	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)