Form 10-Q
period 2020-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2020-07-31
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at July 27, 2020 was 71,618,641.

i

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ALLL	Allowance for Loan and Lease Losses	EPS	Earnings Per Share
ASC	Accounting Standards Codification	FASB	Financial Accounting Standards Board
ASC 326	Codification related to measurement of credit losses on financial instruments	FDIC	Federal Deposit Insurance Corporation
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank of Des Moines
ATM	Automated Teller Machine	FRB	Federal Reserve Bank
B&O	Business and Occupation	GAAP	Generally Accepted Accounting Principles
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GDP	Gross Domestic Product
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offering Rate
CARES Act	Coronavirus Aid Relief and Economic Security Act	OPPO	Other Personal Property Owned
CDARS®	Certificate of Deposit Account Registry Service	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible	Pacific Continental	Pacific Continental Corporation
CECL	Current Expected Credit Losses	PCI	Purchased Credit Impaired
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	SBA	Small Business Administration
CFO	Chief Financial Officer	SEC	Securities and Exchange Commission
COVID-19	Novel Coronavirus	TDRs	Troubled Debt Restructurings
DCF	Discounted Cash Flow

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)

			June 30, 2020	December 31, 2019
ASSETS			(in thousands)
Cash and due from banks			$217,461	$223,541
Interest-earning deposits with banks			880,232	24,132
Total cash and cash equivalents			1,097,693	247,673
Debt securities available for sale at fair value (amortized cost of $3,491,307 and $3,703,096, respectively)			3,693,787	3,746,142
Equity securities			13,425	—
FHLB stock at cost			16,280	48,120
Loans held for sale			28,803	17,718
Loans, net of unearned income			9,771,898	8,743,465
Less: ACL			151,546	83,968
Loans, net			9,620,352	8,659,497
Interest receivable			59,149	46,839
Premises and equipment, net			164,362	165,408
OREO			747	552
Goodwill			765,842	765,842
Other intangible assets, net			30,938	35,458
Other assets			429,566	346,275
Total assets			$15,920,944	$14,079,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$6,719,437	$5,328,146
Interest-bearing			6,412,040	5,356,562
Total deposits			13,131,477	10,684,708
FHLB advances and FRB borrowings			157,441	953,469
Securities sold under agreements to repurchase			51,479	64,437
Subordinated debentures			35,185	35,277
Other liabilities			268,607	181,671
Total liabilities			13,644,189	11,919,562
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	June 30, 2020	December 31, 2019
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,770	73,577	1,654,129	1,650,753
Outstanding	71,586	72,124
Retained earnings			512,383	519,676
Accumulated other comprehensive income			181,077	40,367
Treasury stock at cost	2,184	1,453	(70,834)	(50,834)
Total shareholders’ equity			2,276,755	2,159,962
Total liabilities and shareholders’ equity			$15,920,944	$14,079,524

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands except per share amounts)
Interest Income
Loans	$105,496	$116,585	$212,862	$225,001
Taxable securities	18,343	15,918	39,431	33,333
Tax-exempt securities	2,257	2,712	4,559	5,681
Deposits in banks	136	207	277	295
Total interest income	126,232	135,422	257,129	264,310
Interest Expense
Deposits	2,094	4,976	5,736	9,474
FHLB advances and FRB borrowings	1,796	4,708	6,025	7,393
Subordinated debentures	468	468	936	936
Other borrowings	23	154	159	369
Total interest expense	4,381	10,306	12,856	18,172
Net Interest Income	121,851	125,116	244,273	246,138
Provision for credit losses	33,500	218	75,000	1,580
Net interest income after provision for credit losses	88,351	124,898	169,273	244,558
Noninterest Income
Deposit account and treasury management fees	6,092	9,035	13,880	18,015
Card revenue	3,079	3,763	6,597	7,425
Financial services and trust revenue	3,163	3,425	6,228	6,382
Loan revenue	5,607	3,596	10,197	5,985
Bank owned life insurance	1,618	1,597	3,214	3,116
Investment securities gains, net	16,425	285	16,674	2,132
Other	1,275	3,947	1,676	4,289
Total noninterest income	37,259	25,648	58,466	47,344
Noninterest Expense
Compensation and employee benefits	46,043	52,015	100,885	104,100
Occupancy	8,812	8,712	18,009	17,521
Data processing	5,454	4,601	10,294	9,270
Legal and professional fees	3,483	6,554	5,585	11,127
Amortization of intangibles	2,210	2,649	4,520	5,397
B&O taxes	1,244	1,411	1,868	3,287
Advertising and promotion	837	870	2,142	1,844
Regulatory premiums	1,034	956	1,068	1,940
Net benefit of operation of OREO	(200)	(705)	(188)	(592)
Other	11,916	9,665	20,921	17,534
Total noninterest expense	80,833	86,728	165,104	171,428
Income before income taxes	44,777	63,818	62,635	120,474
Income tax provision	8,195	12,094	11,425	22,879
Net Income	$36,582	$51,724	$51,210	$97,595
Earnings per common share
Basic	$0.52	$0.71	$0.72	$1.33
Diluted	$0.52	$0.71	$0.72	$1.33
Weighted average number of common shares outstanding	70,679	72,451	70,942	72,486
Weighted average number of diluted common shares outstanding	70,711	72,451	70,981	72,487

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
	(in thousands)
Net income	$36,582	$51,724
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale debt securities arising during the period, net of tax of ($12,984) and ($11,217)	42,860	37,029
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $0 and $66	—	(219)
Net unrealized gain from securities, net of reclassification adjustment	42,860	36,810
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($24) and ($19)	79	61
Pension plan liability adjustment, net	79	61
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($791) and ($2,191)	2,611	7,233
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $510 and $0	(1,680)	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	931	7,233
Other comprehensive income	43,870	44,104
Total comprehensive income	$80,452	$95,828

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net income	$51,210	$97,595
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale debt securities arising during the period, net of tax of ($37,126) and ($21,788)	122,556	71,926
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $58 and $496	(191)	(1,636)
Net unrealized gain from securities, net of reclassification adjustment	122,365	70,290
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of ($48) and ($37)	159	122
Pension plan liability adjustment, net	159	122
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of ($6,237) and ($3,648)	20,588	12,043
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $728 and $0	(2,402)	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	18,186	12,043
Other comprehensive income	140,710	82,455
Total comprehensive income	$191,920	$180,050
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended June 30, 2020	(in thousands except per share amounts)
Balance at April 1, 2020	71,575	$1,651,399	$495,830	$137,207	$(70,834)	$2,213,602
Net income	—	—	36,582	—	—	36,582
Other comprehensive income	—	—	—	43,870	—	43,870
Issuance of common stock - stock option and other plans	—	—	—	—	—	—
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	12	2,737	—	—	—	2,737
Purchase and retirement of common stock	(1)	(8)	—	—	—	(8)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,029)	—	—	(20,029)
Balance at June 30, 2020	71,586	$1,654,129	$512,383	$181,077	$(70,834)	$2,276,755
For the Six Months Ended June 30, 2020
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	51,210	—	—	51,210
Other comprehensive income	—	—	—	140,710	—	140,710
Issuance of common stock - stock option and other plans	26	945	—	—	—	945
Activity in deferred compensation plan	—	4	—	—	—	4
Issuance of common stock - restricted stock awards, net of canceled awards	234	4,909	—	—	—	4,909
Purchase and retirement of common stock	(67)	(2,482)	—	—	—	(2,482)
Cash dividends declared on common stock ($0.78 per share)	—	—	(56,046)	—	—	(56,046)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at June 30, 2020	71,586	$1,654,129	$512,383	$181,077	$(70,834)	$2,276,755

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued
Columbia Banking System, Inc.
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended June 30, 2019	(in thousands except per share amounts)
Balance at April 1, 2019	73,565	$1,642,977	$442,597	$3,046	$—	$2,088,620
Net income	—	—	51,724	—	—	51,724
Other comprehensive income	—	—	—	44,104	—	44,104
Issuance of common stock - stock option and other plans	2	15	—	—	—	15
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	(10)	2,243	—	—	—	2,243
Purchase and retirement of common stock	(9)	(314)	—	—	—	(314)
Cash dividends declared on common stock ($0.42 per share)	—	—	(30,892)	—	—	(30,892)
Purchase of treasury stock	(624)	—	—	—	(21,863)	(21,863)
Balance at June 30, 2019	72,924	$1,644,922	$463,429	$47,150	$(21,863)	$2,133,638
For the Six Months Ended June 30, 2019
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	97,595	—	—	97,595
Other comprehensive income	—	—	—	82,455	—	82,455
Issuance of common stock - stock option and other plans	27	893	—	—	—	893
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	345	4,528	—	—	—	4,528
Purchase and retirement of common stock	(73)	(2,746)	—	—	—	(2,746)
Cash dividends declared on common stock ($0.84 per share)	—	—	(61,656)	—	—	(61,656)
Purchase of treasury stock	(624)	—	—	—	(21,863)	(21,863)
Balance at June 30, 2019	72,924	$1,644,922	$463,429	$47,150	$(21,863)	$2,133,638

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash Flows From Operating Activities
Net income	$51,210	$97,595
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	75,000	1,580
Stock-based compensation expense	4,909	4,528
Depreciation, amortization and accretion	10,382	17,298
Investment securities gain, net	(16,674)	(2,132)
Net realized gain on sale of premises and equipment and OPPO	(705)	(666)
Net realized loss (gain) on sale and valuation adjustments of OREO	18	(507)
Gain on bank owned life insurance death benefit	—	(2,975)
Originations of loans held for sale	(217,017)	(68,722)
Proceeds from sales of loans held for sale	205,932	60,382
Net change in:
Interest receivable	(12,310)	(1,555)
Interest payable	(219)	1,608
Other assets	(93,919)	(16,484)
Other liabilities	76,500	8,560
Net cash provided by operating activities	83,107	98,510
Cash Flows From Investing Activities
Loans originated, net of principal collected	(1,026,250)	(207,641)
Purchases of:
Debt securities available for sale	(259,236)	(54,405)
Loans held for investment	—	(49,039)
Premises and equipment	(4,490)	(3,540)
FHLB stock	(53,240)	(117,240)
Proceeds from:
Sales of debt securities available for sale	194,105	259,554
Sales of equity securities	3,000	—
Principal repayments and maturities of debt securities available for sale	265,072	182,125
Sales of premises and equipment	932	24
Redemption of FHLB stock	85,080	113,400
Sales of OREO and OPPO	353	5,823
Bank owned life insurance death benefit	1,050	—
Net cash provided by (used in) investing activities	(793,624)	129,061
Cash Flows From Financing Activities
Net increase (decrease) in deposits	2,446,782	(246,404)
Net decrease in sweep repurchase agreements	(12,958)	(10,868)
Proceeds from:
FHLB advances	1,331,000	2,931,000
FRB borrowings	222,010	36,000
Other borrowings	9,222	100
Exercise of stock options and employee stock purchase plan	945	893
Payments for:
Repayment of FHLB advances	(2,127,000)	(2,835,000)
Repayment of FRB borrowings	(222,010)	(36,000)
Repayment of other borrowings	(9,222)	(100)
Common stock dividends	(55,750)	(61,511)
Purchase of treasury stock	(20,000)	(21,863)
Purchase and retirement of common stock	(2,482)	(2,746)
Net cash provided by (used in) financing activities	1,560,537	(246,499)
Increase (decrease) in cash and cash equivalents	850,020	(18,928)
Cash and cash equivalents at beginning of period	247,673	277,587
Cash and cash equivalents at end of period	$1,097,693	$258,659

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued Columbia Banking System, Inc. (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Supplemental Information:
Interest paid	$13,075	$16,564
Income taxes paid, net of refunds	$21,501	$20,940
Non-cash investing and financing activities
Loans transferred to OREO	$558	$386
Premises and equipment expenditures incurred but not yet paid	$9	$56
Change in dividends payable on unvested shares included in other liabilities	$296	$145

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.

1.	Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results to be anticipated for the year ending December 31, 2020. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2019 Annual Report on Form 10-K.
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
The following table summarizes the amortized cost, gross unrealized gains and losses, the allowance for credit losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,698,160	$168,231	$(1,361)	$—	$2,865,030
Other asset-backed securities	215,620	8,729	(73)	—	224,276
State and municipal securities	448,923	19,749	(57)	—	468,615
U.S. government agency and government-sponsored enterprise securities	128,604	7,262	—	—	135,866
Total	$3,491,307	$203,971	$(1,491)	$—	$3,693,787
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,864,949	$47,223	$(19,222)	$—	$2,892,950
Other asset-backed securities	194,563	2,476	(989)	—	196,050
State and municipal securities	478,366	10,660	(224)	—	488,802
U.S. government agency and government-sponsored enterprise securities	165,218	3,127	(5)	—	168,340
Total	$3,703,096	$63,486	$(20,440)	$—	$3,746,142

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three and six months ended June 30, 2020 and 2019.
Accrued interest receivable for securities available for sale is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At June 30, 2020 and December 31, 2019, accrued interest receivable for securities was $12.6 million and $13.9 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.
The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$175,586	$194,105	$259,554

Gross realized gains from sales of debt securities available for sale	$—	$1,510	$435	$3,357
Gross realized losses from sales of debt securities available for sale	—	(1,225)	(186)	(1,225)
Other securities gains (1)	16,425	—	16,425	—
Investment securities gains, net	$16,425	$285	$16,674	$2,132

__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares. For additional information, please see Note 13 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Gains recognized during the period on equity securities (1)	$16,425	$—	$16,425	$—
Less: Gains recognized during the period on equity securities sold during the period (1)	(3,000)	—	(3,000)	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1)	$13,425	$—	$13,425	$—
__________
(1) Visa Class B restricted stock owned by the Company was previously carried at a zero-cost basis due to existing transfer restrictions and uncertainty of covered litigation. The sale of shares by the Company of Visa Class B restricted shares during the three months ended June 30, 2020 resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining shares of Visa Class B restricted shares upward to this observable market price.
The scheduled contractual maturities of debt securities available for sale at June 30, 2020 are presented as follows:

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$53,099	$53,800
Due after one year through five years	389,269	409,099
Due after five years through ten years	1,894,385	2,038,033
Due after ten years	1,154,554	1,192,855
Total debt securities available for sale	$3,491,307	$3,693,787

The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

June 30, 2020
(in thousands)
To secure public funds	$449,497
To secure borrowings	111,873
Other securities pledged	150,587
Total securities pledged as collateral	$711,957

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$49,116	$(317)	$47,175	$(1,044)	$96,291	$(1,361)
Other asset-backed securities	20,703	(73)	95	—	20,798	(73)
State and municipal securities	6,937	(57)	—	—	6,937	(57)
Total	$76,756	$(447)	$47,270	$(1,044)	$124,026	$(1,491)
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,055,903	$(12,424)	$491,539	$(6,798)	$1,547,442	$(19,222)
Other asset-backed securities	89,508	(880)	6,799	(109)	96,307	(989)
State and municipal securities	12,363	(142)	12,587	(82)	24,950	(224)
U.S. government agency and government-sponsored enterprise securities	—	—	10,495	(5)	10,495	(5)
Total	$1,157,774	$(13,446)	$521,420	$(6,994)	$1,679,194	$(20,440)

At June 30, 2020, there were 57 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2020.
At June 30, 2020, there were two other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2020.
At June 30, 2020, there were five state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2020, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2020.
Equity Securities without Readily Determinable Fair Values
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

During the three months ended June 30, 2020, the Company sold 17,360 shares of Visa Class B restricted stock for a gain of $3.0 million, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At June 30, 2020, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.

4.	Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Commercial loans:

Commercial real estate	$4,032,643	$3,945,853
Commercial business	3,859,513	2,989,613
Agriculture	845,950	765,371
Construction	304,015	361,533
Consumer loans:
One-to-four family residential real estate	692,837	637,325
Other consumer	36,940	43,770
Total loans	9,771,898	8,743,465
Less: Allowance for credit losses	(151,546)	(83,968)
Total loans, net	$9,620,352	$8,659,497
Loans held for sale	$28,803	$17,718

At June 30, 2020 and December 31, 2019, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At June 30, 2020 and December 31, 2019, $3.43 billion and $3.24 billion of commercial and residential real estate loans were pledged as collateral on FHLB borrowings and additional borrowing capacity. The Company has also pledged $199.7 million and $151.3 million of commercial loans to the FRB for additional borrowing capacity at June 30, 2020 and December 31, 2019, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At June 30, 2020 and December 31, 2019, accrued interest receivable for loans was $46.5 million and $33.0 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio as of June 30, 2020 and December 31, 2019:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,011,604	$7,402	$2,482	$—	$9,884	$11,155	$4,032,643
Commercial business	3,833,606	4,756	626	—	5,382	20,525	3,859,513
Agriculture	823,226	1,197	2,365	—	3,562	19,162	845,950
Construction	303,798	—	—	—	—	217	304,015
Consumer loans:
One-to-four family residential real estate	684,729	5,015	431	—	5,446	2,662	692,837
Other consumer	36,844	63	22	—	85	11	36,940
Total	$9,693,807	$18,433	$5,926	$—	$24,359	$53,732	$9,771,898

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$3,935,633	$6,421	$—	—	$6,421	$3,799	$3,945,853
Commercial business	2,959,826	6,081	2,769	—	8,850	20,937	2,989,613
Agriculture	755,719	2,283	2,346	—	4,629	5,023	765,371
Construction	360,582	951	—	—	951	—	361,533
Consumer loans:
One-to-four family residential real estate	631,109	2,516	408	—	2,924	3,292	637,325
Other consumer	43,654	80	27	—	107	9	43,770
Total	$8,686,523	$18,332	$5,550	$—	$23,882	$33,060	$8,743,465

Loan payments are considered timely when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof is received on the due date of the scheduled payment. In addition, the risk rating on COVID-19 modified loans did not change. These loans are not considered past due until after the deferral period is over and scheduled payments resume. Accrued interest on these COVID-19 modified loans is due, in full, when the deferral period ends. The credit quality of these loans will be reevaluated after the deferral period ends.
Nonaccrual loans are generally loans placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. The Company’s policy is to write-off all accrued interest on loans when they are placed on nonaccrual status.
The following table summarizes written off interest on nonaccrual loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Commercial loans	$665	$623	$1,448	$1,168
Consumer loans	8	39	13	120
Total	$673	$662	$1,461	$1,288

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Commercial loans:
Commercial real estate	$9,609	$1,715
Commercial business	5,932	15,762
Agriculture	14,387	1,798
Total	$29,928	$19,275

The following is an analysis of loans classified as TDR during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial business	4	$1,690	$1,690	3	$918	$918
Consumer loans:
One-to-four family residential real estate	1	128	128	4	118	118
Total	5	$1,818	$1,818	7	$1,036	$1,036

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial business	6	$1,962	$1,962	5	$1,534	$1,534
Agriculture	1	895	895	—	—	—
Consumer loans:
One-to-four family residential real estate	2	196	196	5	335	335
Total	9	$3,053	$3,053	10	$1,869	$1,869

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
The Company had commitments to lend $625 thousand of additional funds on loans classified as TDR as of June 30, 2020. The Company had $1.1 million of such commitments at December 31, 2019. The Company did not have any loans modified as TDR that defaulted within 12 months of being modified as TDR during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company had one $26 thousand consumer loan that defaulted within 12 months of being modified as a TDR. The defaulted TDR loan was collateralized and included with the loans individually measured for credit loss.

Loan modifications and PPP loans in response to COVID-19
Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. At June 30, 2020, the Company granted approximately 3,050 short–term deferments on loan balances of $1.58 billion, which represented 16% of total loan balances as of June 30, 2020. These short–term deferments are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs in accordance with the requirements of the amended PPP. At June 30, 2020, we had $941.4 million of PPP loans outstanding, which are included in commercial business loans.

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
We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written-off in a timely manner as a reduction to interest income when loans are placed on nonaccrual status.

The following tables show a detailed analysis of the ACL for the three and six months ended June 30, 2020:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Allowance on Individually Measured Loans	Allowance on Collectively Measured Loans
Three Months Ended June 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$37,122	$—	$13	$13,098	$50,233	$—	$50,233
Commercial business	45,570	(5,442)	811	12,247	53,186	3,208	49,978
Agriculture	11,085	—	1	3,782	14,868	828	14,040
Construction	8,845	—	235	(1,127)	7,953	—	7,953
Consumer loans:
One-to-four family residential real estate	17,659	—	422	5,630	23,711	—	23,711
Other consumer	1,644	(198)	130	19	1,595	—	1,595
Unallocated	149	—	—	(149)	—	—	—
Total	$122,074	$(5,640)	$1,612	$33,500	$151,546	$4,036	$147,510

	Prior Year Ending Balance	Impact of Adopting ASC 326	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Allowance on Individually Measured Loans	Allowance on Collectively Measured Loans
Six Months Ended June 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$27,873	$(101)	$27	$22,434	$50,233	$—	$50,233
Commercial business	30,292	762	31,054	(7,126)	1,671	27,587	53,186	3,208	49,978
Agriculture	15,835	(9,325)	6,510	(4,726)	42	13,042	14,868	828	14,040
Construction	8,571	(1,750)	6,821	—	677	455	7,953	—	7,953
Consumer loans:
One-to-four family residential real estate	7,435	4,237	11,672	(10)	704	11,345	23,711	—	23,711
Other consumer	883	778	1,661	(466)	254	146	1,595	—	1,595
Unallocated	612	(603)	9	—	—	(9)	—	—	—
Total	$83,968	$1,632	$85,600	$(12,429)	$3,375	$75,000	$151,546	$4,036	$147,510

The following tables show a detailed analysis of the ALLL for the three and six months ended June 30, 2019:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Allowance on Individually Measured Loans	Allowance on Collectively Measured Loans
Three Months Ended June 30, 2019	(in thousands)
Commercial loans:
Commercial real estate	$16,359	$(564)	$556	$(703)	$15,648	$44	$15,604
Commercial business	34,545	(4,316)	492	(1,021)	29,700	691	29,009
Agriculture	10,690	(61)	64	1,978	12,671	712	11,959
Construction	11,965	(20)	691	(179)	12,457	—	12,457
Consumer loans:
One-to-four family residential real estate	8,311	(321)	450	(821)	7,619	27	7,592
Other consumer	823	(5)	59	(162)	715	1	714
Unallocated	581	—	—	1,126	1,707	—	1,707
Total	$83,274	$(5,287)	$2,312	$218	$80,517	$1,475	$79,042

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance	Allowance on Individually Measured Loans	Allowance on Collectively Measured Loans
Six Months Ended June 30, 2019	(in thousands)
Commercial loans:
Commercial real estate	$14,766	$(1,242)	$1,070	$1,054	$15,648	$44	$15,604
Commercial business	34,658	(5,822)	1,019	(155)	29,700	691	29,009
Agriculture	9,589	(139)	122	3,099	12,671	712	11,959
Construction	14,395	(215)	774	(2,497)	12,457	—	12,457
Consumer loans:
One-to-four family residential real estate	8,024	(802)	784	(387)	7,619	27	7,592
Other consumer	787	(55)	74	(91)	715	1	714
Unallocated	1,150	—	—	557	1,707	—	1,707
Total	83,369	(8,275)	3,843	1,580	80,517	1,475	79,042

The $67.6 million increase in the ACL at June 30, 2020 compared to the ALLL at December 31, 2019 was primarily the result of COVID-19 and the corresponding downturn in the national and world economies. The ACL at June 30, 2020 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$6,000	$3,780	$3,430	$4,330
Impact of adopting ASC 326	—	—	1,570	$—
Net changes in the allowance for unfunded commitments and letters of credit	2,800	200	3,800	(350)
Ending balance	$8,800	$3,980	$8,800	$3,980

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

The following is an analysis of the credit quality of our loan portfolio, as of June 30, 2020 and December 31, 2019

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total (1)
June 30, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$332,517	$650,893	$521,112	$569,062	$483,908	$1,121,467	$48,813	$2,424	$3,730,196
Special mention	10,217	64,490	18,809	13,462	44,503	44,766	—	—	196,247
Substandard	—	2,050	23,736	6,535	39,711	33,096	—	1,072	106,200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$342,734	$717,433	$563,657	$589,059	$568,122	$1,199,329	$48,813	$3,496	$4,032,643
Commercial business
Pass	$1,075,991	$440,684	$355,598	$259,075	$256,579	$284,232	$920,762	$5,951	$3,598,872
Special mention	4,944	47,663	36,645	26,728	6,702	11,349	34,348	—	168,379
Substandard	923	4,340	21,141	6,358	8,679	7,581	40,155	3,085	92,262
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial business	$1,081,858	$492,687	$413,384	$292,161	$271,960	$303,162	$995,265	$9,036	$3,859,513
Agriculture
Pass	$118,361	$103,163	$44,586	$60,678	$60,533	$69,132	$274,960	$17,136	$748,549
Special mention	—	521	—	—	271	275	1,429	—	2,496
Substandard	1,977	12,736	5,684	5,662	7,985	6,209	51,994	2,658	94,905
Doubtful	—	—	—	—	—	—	—	—	—
Total agriculture	$120,338	$116,420	$50,270	$66,340	$68,789	$75,616	$328,383	$19,794	$845,950
Construction
Pass	$58,564	$140,987	$32,706	$9,610	$1,025	$1,999	$32,630	$—	$277,521
Special mention	—	17,912	488	—	—	—	—	—	18,400
Substandard	—	2,472	5,526	—	—	58	38	—	8,094
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	$58,564	$161,371	$38,720	$9,610	$1,025	$2,057	$32,668	$—	$304,015
Consumer loans:
One-to-four family residential real estate
Pass	$75,255	$90,453	$82,106	$35,033	$25,963	$97,256	$278,444	$790	$685,300
Special mention	—	—	—	—	—	219	—	—	219
Substandard	442	739	227	1,215	397	2,532	1,011	755	7,318
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family real estate	$75,697	$91,192	$82,333	$36,248	$26,360	$100,007	$279,455	$1,545	$692,837
Other consumer
Pass	$3,500	$4,237	$4,734	$1,409	$420	$1,536	$20,611	$439	$36,886
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	11	—	—	4	7	32	—	54
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$3,500	$4,248	$4,734	$1,409	$424	$1,543	$20,643	$439	$36,940
Total	$1,682,691	$1,583,351	$1,153,098	$994,827	$936,680	$1,681,714	$1,705,227	$34,310	$9,771,898
Less:
Allowance for credit losses									151,546
Loans, net									$9,620,352
__________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2019	2018	2017	2016	2015	Prior			Total
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate
Pass	$699,336	$562,992	$621,113	$565,928	$441,220	$873,687	$52,276	$19,986	$3,836,538
Special mention	1,824	305	7,019	3,360	—	3,426	—	—	15,934
Substandard	47	10,698	9,320	36,229	20,278	11,738	—	5,071	93,381
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$701,207	$573,995	$637,452	$605,517	$461,498	$888,851	$52,276	$25,057	$3,945,853
Commercial business
Pass	$479,481	$442,222	$330,934	$301,337	$157,436	$199,089	$963,663	$25,577	$2,899,739
Special mention	2,241	6,673	56	2,006	52	585	12,710	—	24,323
Substandard	85	17,240	3,458	9,534	3,227	3,972	26,639	1,396	65,551
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial business	$481,807	$466,135	$334,448	$312,877	$160,715	$203,646	$1,003,012	$26,973	$2,989,613
Agriculture
Pass	$107,152	$54,950	$70,337	$71,874	$33,597	$56,342	$280,984	$10,036	$685,272
Special mention	557	2,535	1,381	—	64	576	5,336	—	10,449
Substandard	7,291	6,047	6,173	5,907	1,477	5,698	30,669	6,388	69,650
Doubtful	—	—	—	—	—	—	—	—	—
Total agriculture	$115,000	$63,532	$77,891	$77,781	$35,138	$62,616	$316,989	$16,424	$765,371
Construction
Pass	$183,525	$91,342	$40,514	$1,067	$939	$1,601	$33,388	$7,793	$360,169
Special mention	—	1,264	—	—	—	—	41	—	1,305
Substandard	—	—	—	—	—	59	—	—	59
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	$183,525	$92,606	$40,514	$1,067	$939	$1,660	$33,429	$7,793	$361,533
Consumer loans:
One-to-four family real estate
Pass	$103,315	$77,877	$32,440	$25,052	$27,294	$80,370	$283,830	$554	$630,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	228	800	400	623	3,156	905	481	6,593
Doubtful	—	—	—	—	—	—	—	—	—
Total one-to-four family real estate	$103,315	$78,105	$33,240	$25,452	$27,917	$83,526	$284,735	$1,035	$637,325
Other consumer
Pass	$9,276	$5,713	$1,974	$758	$848	$1,306	$23,351	$508	$43,734
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	8	27	—	36
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$9,276	$5,713	$1,975	$758	$848	$1,314	$23,378	$508	$43,770
Total	$1,594,130	$1,280,086	$1,125,520	$1,023,452	$687,055	$1,241,613	$1,713,819	$77,790	$8,743,465
Less:
Allowance for credit losses									83,968
Loans, net									$8,659,497

6.	Other Real Estate Owned
The following tables set forth activity in OREO for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$510	$6,075	$552	$6,019
Transfers in	558	—	558	386
Valuation adjustments	—	—	—	(195)
Proceeds from sale of OREO property	(303)	(5,673)	(345)	(5,794)
Gain (loss) on sale of OREO, net	(18)	716	(18)	702
Balance, end of period	$747	$1,118	$747	$1,118

At June 30, 2020, there were $60 thousand in foreclosed residential real estate properties held as OREO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $451 thousand.

7.	Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2019 and concluded that there was no impairment. As of June 30, 2020, we evaluated potential triggering events that might be indicators that our goodwill was impaired. The events include the economic disruption and uncertainty surrounding the COVID-19 pandemic and the recent volatility in stock prices. Based on our evaluation, we concluded that our goodwill was not more than likely impaired.
The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473	105,473	105,473
Accumulated amortization at beginning of period	(73,244)	(63,203)	(70,934)	(60,455)
CDI, net at beginning of period	32,229	42,270	34,539	45,018
CDI current period amortization	(2,210)	(2,649)	(4,520)	(5,397)
Total CDI, net at end of period	30,019	39,621	30,019	39,621
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	30,938	40,540	30,938	40,540
Total goodwill and other intangible assets at end of period	$796,780	$806,382	$796,780	$806,382

The following table provides the estimated future amortization expense of our CDI for the remaining six months ending December 31, 2020 and the succeeding four years:

Year ending December 31,
(in thousands)
2020	$4,204
2021	7,264
2022	5,880
2023	4,552
2024	3,432

8.	Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank that expires May 27, 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. There was no outstanding balance at both June 30, 2020 and December 31, 2019. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2020.

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
With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $10.6 million reclassified as an increase to interest income.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2020 and December 31, 2019 was $533.8 million and $428.6 million, respectively. During both the three and six month periods ended June 30, 2020, there was mark-to-market loss of $473 thousand recorded to “Other” noninterest expense. During both the three and six months ended June 30, 2019, there was mark-to-market loss of $2 thousand recorded to “Other” noninterest expense.

The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019:

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$38,421	Other assets	$14,727	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other assets	$54,424	Other assets	$19,144	Other liabilities	$54,898	Other liabilities	$19,145

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) at June 30, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019
	(in thousands)
Interest rate collar	$3,402	$9,423	Interest income	$2,190	$—

	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019

Interest rate collar	$26,825	$15,691	Interest income	$3,130	$—

The notional amount of the interest rate collar was $500.0 million at June 30, 2020. The cash flow hedge was determined to be effective during the periods presented and, as a result, qualifies for hedge accounting treatment.

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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
June 30, 2020	(in thousands)
Assets
Interest rate swap contracts	$54,424	$—	$54,424	$—	$54,424
Interest rate collar	$38,421	$—	$38,421	$(38,421)	—
Liabilities
Interest rate swap contracts	$54,898	$—	$54,898	$(53,320)	$1,578
Repurchase agreements	$51,479	$—	$51,479	$(51,479)	$—

December 31, 2019
Assets
Interest rate swap contracts	$19,144	$—	$19,144	$—	$19,144
Interest rate collar	$14,727	$—	$14,727	$(14,727)	—
Liabilities
Interest rate swap contracts	$19,145	$—	$19,145	$(19,145)	$—
Repurchase agreements	$64,437	$—	$64,437	$(64,437)	$—

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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2020	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$51,479	$—	$—	$—	$51,479
Gross amount of recognized liabilities for repurchase agreements					51,479
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $51.5 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

10.	Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2020 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At June 30, 2020 and December 31, 2019, the Company’s loan commitments amounted to $2.65 billion and $2.67 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $24.1 million and $25.7 million at June 30, 2020 and December 31, 2019, respectively. In addition, there were no commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at both June 30, 2020 and December 31, 2019.
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

11.	Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity as of June 30, 2020:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 23, 2020	$0.28	$0.22	February 5, 2020	February 19, 2020
April 30, 2020	$0.28	$—	May 14, 2020	May 28, 2020

Subsequent to quarter end, on July 23, 2020, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on August 19, 2020 to shareholders of record at the close of business on August 5, 2020.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three months ended June 30, 2020, the Company did not purchase any common shares under the share repurchase program. For the six months ended June 30, 2020, the Company repurchased 731 thousand shares of common stock at an average price of $27.36 per share. The Company’s share repurchase authorization expired in May of 2020.

12.	Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended June 30, 2020	(in thousands)
Beginning balance	$112,543	$(3,894)	$28,558	$137,207
Other comprehensive income before reclassifications	42,860	—	2,611	45,471
Amounts reclassified from accumulated other comprehensive income (2)	—	79	(1,680)	(1,601)
Net current-period other comprehensive income	42,860	79	931	43,870
Ending balance	$155,403	$(3,815)	$29,489	$181,077
Three Months Ended June 30, 2019
Beginning balance	$352	$(2,116)	$4,810	$3,046
Other comprehensive income before reclassifications	37,029	—	7,233	44,262
Amounts reclassified from accumulated other comprehensive income (2)	(219)	61	—	(158)
Net current-period other comprehensive income	36,810	61	7,233	44,104
Ending balance	$37,162	$(2,055)	$12,043	$47,150
Six Months Ended June 30, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income before reclassifications	122,556	—	20,588	143,144
Amounts reclassified from accumulated other comprehensive income (2)	(191)	159	(2,402)	(2,434)
Net current-period other comprehensive income	122,365	159	18,186	140,710
Ending balance	$155,403	$(3,815)	$29,489	$181,077
Six Months Ended June 30, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income before reclassifications	71,926	—	12,043	83,969
Amounts reclassified from accumulated other comprehensive loss (2)	(1,636)	122	—	(1,514)
Net current-period other comprehensive income	70,290	122	12,043	82,455
Ending balance	$37,162	$(2,055)	$12,043	$47,150
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2020	2019	2020	2019	Statement of Income
	(in thousands)
Unrealized gains on available for sale debt securities	$—	$285	$249	$2,132	Investment securities gains, net
	—	285	249	2,132	Total before tax
	—	(66)	(58)	(496)	Income tax provision
	$—	$219	$191	$1,636	Net of tax

Amortization of pension plan liability actuarial losses	$(103)	$(80)	$(207)	$(159)	Compensation and employee benefits
	(103)	(80)	(207)	(159)	Total before tax
	24	19	48	37	Income tax provision
	$(79)	$(61)	$(159)	$(122)	Net of tax

Unrealized gains from hedging instruments	$2,190	$—	$3,130	$—	Loans
	2,190	—	3,130	—	Total before tax
	(510)	—	(728)	—	Income tax provision
	$1,680	$—	$2,402	$—	Net of tax

13.	Fair Value Accounting and Measurement
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
Fair values are determined as follows:
Debt securities available for sale at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC for all debt securities available for sale.
Interest rate contracts and the interest rate collar are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2020	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,865,030	$—	$2,865,030	$—
Other asset-backed securities	224,276	—	224,276	—
State and municipal securities	468,615	—	468,615	—
U.S. government agency and government-sponsored enterprise securities	135,866	—	135,866	—
Total debt securities available for sale	$3,693,787	$—	$3,693,787	$—
Other assets:
Interest rate contracts	$54,424	$—	$54,424	$—
Interest rate collar	$38,421	$—	$38,421	$—
Liabilities
Other liabilities:
Interest rate contracts	$54,898	$—	$54,898	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2019	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,892,950	$—	$2,892,950	$—
Other asset-backed securities	196,050	—	196,050	—
State and municipal securities	488,802	—	488,802	—
U.S. government agency and government-sponsored enterprise securities	168,340	—	168,340	—
Total debt securities available for sale	$3,746,142	$—	$3,746,142	$—
Other assets:
Interest rate contracts	$19,144	$—	$19,144	$—
Interest rate collar	$14,727	$—	$14,727	$—
Liabilities
Other liabilities:
Interest rate contracts	$19,145	$—	$19,145	$—

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as collateral dependent loans. The following valuation techniques and inputs were used to estimate the fair value of collateral dependent loans.
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
Equity securities without readily determinable fair value - The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Our equity securities without readily determinable fair value consist of 77,683 Visa Class B shares. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. For additional information, please see Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of June 30, 2020, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity securities without readily determinable fair values	(in thousands)
Carrying value, beginning of period	$—	$—	$—	$—
Upward carrying value changes	13,425	—	13,425	—
Carrying value, end of period	$13,425	$—	$13,425	$—

The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at June 30, 2020	Fair Value Measurements at Reporting Date Using			Gains(Losses) During the Three Months Ended June 30, 2020	Gains(Losses) During the Six Months Ended June 30, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$7,976	$—	$—	$7,976	$(6,946)	$(7,745)
Equity securities	$13,425	$—	$—	$13,425	$13,425	$13,425

	Fair Value at June 30, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2019	Losses During the Six Months Ended June 30, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$4,837	$—	$—	$4,837	$(2,124)	$(2,525)

The losses on collateral dependent loans disclosed above represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period-end. The amount of the allowance is included in the ACL.

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$7,976	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (56.22%)

__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of accounts receivable, fixed assets, inventory and real estate.

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$4,837	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (35.67%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of cash, accounts receivable, fixed assets, inventory and real estate.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$217,461	$217,461	$217,461	$—	$—
Interest-earning deposits with banks	880,232	880,232	880,232	—	—
Debt securities available for sale	3,693,787	3,693,787	—	3,693,787	—
Equity securities without readily determinable fair values	13,425	13,425	—	—	13,425
FHLB stock	16,280	16,280	—	16,280	—
Loans held for sale	28,803	28,803	—	28,803	—
Loans	9,620,352	10,061,835	—	—	10,061,835
Interest rate contracts	54,424	54,424	—	54,424	—
Interest rate collar	38,421	38,421	—	38,421	—
Liabilities
Time deposits	$340,192	$340,419	$—	$340,419	$—
FHLB advances and FRB borrowings	157,441	159,400	—	159,400	—
Repurchase agreements	51,479	51,479	—	51,479	—
Subordinated debentures	35,185	35,227	—	35,227	—
Interest rate contracts	54,898	54,898	—	54,898	—

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$223,541	$223,541	$223,541	$—	$—
Interest-earning deposits with banks	24,132	24,132	24,132	—	—
Debt securities available for sale	3,746,142	3,746,142	—	3,746,142	—
FHLB stock	48,120	48,120	—	48,120	—
Loans held for sale	17,718	17,718	—	17,718	—
Loans	8,659,497	8,883,865	—	—	8,883,865
Interest rate contracts	19,144	19,144	—	19,144	—
Interest rate collar	14,727	14,727	—	14,727	—
Liabilities
Time deposits	$400,070	$397,736	$—	$397,736	$—
FHLB advances	953,469	952,762	—	952,762	—
Repurchase agreements	64,437	64,437	—	64,437	—
Subordinated debentures	35,277	35,491	—	35,491	—
Interest rate contracts	19,145	19,145	—	19,145	—

14.	Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company issues restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands except per share amounts)
Basic EPS:
Net income	$36,582	$51,724	$51,210	$97,595
Less: Earnings allocated to participating securities:
Nonvested restricted shares	139	378	325	838
Earnings allocated to common shareholders	$36,443	$51,346	$50,885	$96,757
Weighted average common shares outstanding	70,679	72,451	70,942	72,486
Basic earnings per common share	$0.52	$0.71	$0.72	$1.33
Diluted EPS:
Earnings allocated to common shareholders	$36,443	$51,346	$50,885	$96,757
Weighted average common shares outstanding	70,679	72,451	70,942	72,486
Dilutive effect of equity awards	32	—	39	1
Weighted average diluted common shares outstanding	70,711	72,451	70,981	72,487
Diluted earnings per common share	$0.52	$0.71	$0.72	$1.33
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	571	—	450	—

15.	Revenue from Contracts with Customers
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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$6,092	$9,035	$13,880	$18,015
Card revenue	3,079	3,763	6,597	7,425
Financial services and trust revenue	3,163	3,425	6,228	6,382
Total revenue from contracts with customers	12,334	16,223	26,705	31,822
Other sources of noninterest income	24,925	9,425	31,761	15,522
Total noninterest income	$37,259	$25,648	$58,466	$47,344

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure may not be realized;

•	interest rate changes could significantly reduce net interest income and negatively affect asset yields and funding sources;

•	the effect of the discontinuation or replacement of LIBOR;

•	projected business increases following strategic expansion could be lower than expected;

•	changes in the scope and cost of FDIC insurance and other coverages;

•	the impact of acquired loans on our earnings;

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
COVID-19 Update

We continue to closely monitor the progress of COVID-19 and to adapt our business in response to the pandemic to provide support for our team members and clients. We are staying in close contact with team members who have concerns or potential exposure in order to determine the best actions to maintain employee and client safety. Team members with the ability to work remotely have been encouraged to continue doing so while branches and offices have implemented disinfecting protocols and social distancing policies. Our comprehensive disinfecting protocols and social distancing and face-covering guidance meet or exceed requirements of all of our health department jurisdictions, and we are updating and adjusting those requirements as the situation evolves, and communicating expectations across our footprint. Our multi-layered safety plan incorporates a lot of flexibility, including remote work when practical, and it is working well to minimize opportunities for infection within the bank.

Our branch lobbies have remained open and we have encouraged the use of the drive through for social distancing purposes. Branch hours have been adjusted on a case by case basis depending upon employee availability. No branch has had their hours changed or closed for an extended period of time. Our clients have received support through payment deferral programs as well as a variety of options from the SBA including the PPP, the Economic Injury Disaster Loan and other deferral and automatic debt relief programs. Our participation in the PPP will increase our loan balances and loan interest income over the period those loans are outstanding. As of June 30, 2020, we had $941.4 million of PPP loans outstanding and had granted short-term payment deferrals on $1.58 billion of loans.

We have launched two community focused initiatives in response to the pandemic, putting more than $1 million to work in support of our local communities. The Pass It On Project is designed to provide small businesses more than $500,000 to perform services for community members whose lives have been adversely impacted by the pandemic or the economic downturn it caused. The program will support more than 350 small businesses and many more individuals in the Northwest as we continue to manage through the pandemic and economic recovery. The COVID-19 Community Relief fund put more than $500,000 in the hands of 25 non-profit organizations working to provide relief for those affected by the pandemic in the Northwest. We have also been working with our non-profit community partners by lifting restrictions on sponsorships and contributions to allow organizations to rededicate the funds to COVID-19 response and recovery.
The measures we have taken in response to the pandemic have enabled us to continue all operations as COVID-19 spread in the Northwest. We continue to monitor the pandemic and adjust our response in concert with local government and healthcare officials.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part II Item 1A “Risk Factors” of this report.

Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the second quarter of $36.6 million or $0.52 per diluted common share, compared to $51.7 million or $0.71 per diluted common share for the second quarter of 2019. Net interest income for the three months ended June 30, 2020 was $121.9 million, a decrease of $3.3 million from the prior year period. The decrease was a result of a reduction in interest income on loans due to the lower rate environment partially offset by an increase in interest income on loans and securities due to higher average balances. The decrease in interest income was also partially offset by favorable decreases in interest expense from interest-bearing deposits and FHLB advances resulting from lower rates.
The provision for credit losses for the second quarter of 2020 was $33.5 million compared to $218 thousand for the second quarter of 2019. The increase in provision expense for the second quarter of 2020 compared to one year ago was principally the result of COVID-19 and the corresponding downturn in local, national and world economies as well as increased unemployment rates.
Noninterest income for the current quarter was $37.3 million, an increase of $11.6 million from the prior year period. The increase was principally due to the sale of Visa Class B restricted stock that resulted in an observable market price and subsequent upward adjustment to the carrying value of remaining shares for a total gain of $16.4 million. Partially offsetting these gains were decreases in deposit account and treasury management fees and a BOLI benefit that was recognized during the second quarter of 2019.
Total noninterest expense for the quarter ended June 30, 2020 was $80.8 million, a decrease of $5.9 million from the prior year period. This decrease was primarily driven by the lower compensation and benefits expense related to the deferral of labor costs for the PPP loans. Legal and professional fees also declined but were partially offset by an increase in other expenses.
Comparison of current year-to-date to prior year period
The Company reported net income for the six months ended June 30, 2020 of $51.2 million or $0.72 per diluted common share, compared to $97.6 million or $1.33 per diluted common share for the same period in 2019. Net interest income for the six months ended June 30, 2020 was $244.3 million, a decrease of $1.9 million from the prior year period. The decrease was a result of a reduction in interest income on loans due to the lower rate environment partially offset by increases in interest income on loans and securities due to higher average balances. The decrease in interest income was also partially offset by favorable decreases in interest expense from interest-bearing deposits and FHLB advances primarily resulting from lower rates.
The provision for credit losses for the six months ended June 30, 2020 was $75.0 million compared to a provision of $1.6 million for the first six months of 2019. The increase in the provision for the first six months of 2020 compared to the same period in 2019 was due to the ongoing COVID-19 pandemic which has negatively affected the economy and increased unemployment rates, similar to the quarterly results above.
Noninterest income for the six months ended June 30, 2020 was $58.5 million, an increase of $11.1 million from the prior year period. The increase was primarily due to the previously noted $16.4 million gain from the sale and upward adjustment to the carrying value of the Visa Class B restricted shares to the market price and loan revenue. These increases were partially offset by decreases in deposit account and treasury management fees.
For the six months ended June 30, 2020, noninterest expense was $165.1 million, a decrease of $6.3 million from $171.4 million for the same period in 2019. The decrease from the prior year period was driven by lower legal and professional fees, compensation and employee benefits and B&O tax expenses which were partially offset by higher other expenses.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2020			2019
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,546,099	$106,737	4.50%	$8,601,819	$117,984	5.50%
Taxable securities	3,189,805	18,343	2.31%	2,506,672	15,918	2.55%
Tax exempt securities (2)	401,888	2,857	2.86%	463,077	3,433	2.97%
Interest-earning deposits with banks	519,927	136	0.11%	35,159	207	2.36%
Total interest-earning assets	13,657,719	128,073	3.77%	11,606,727	137,542	4.75%
Other earning assets	234,019			233,273
Noninterest-earning assets	1,256,750			1,256,413
Total assets	$15,148,488			$13,096,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts (3)	2,939,657	974	0.13%	2,539,757	2,896	0.46%
Interest-bearing demand (3)	1,213,182	339	0.11%	1,066,876	428	0.16%
Savings accounts (3)	976,785	38	0.02%	891,341	43	0.02%
Interest-bearing public funds, other than certificates of deposit (3)	559,256	393	0.28%	273,387	1,023	1.50%
Certificates of deposit	348,227	350	0.40%	403,514	586	0.58%
Total interest-bearing deposits	6,037,107	2,094	0.14%	5,174,875	4,976	0.39%
FHLB advances and FRB borrowings	407,035	1,796	1.77%	602,041	4,708	3.14%
Subordinated debentures	35,207	468	5.35%	35,392	468	5.30%
Other borrowings and interest-bearing liabilities	34,663	23	0.27%	29,117	154	2.12%
Total interest-bearing liabilities	6,514,012	4,381	0.27%	5,841,425	10,306	0.71%
Noninterest-bearing deposits	6,183,308			5,011,496
Other noninterest-bearing liabilities	196,819			147,335
Shareholders’ equity	2,254,349			2,096,157
Total liabilities & shareholders’ equity	$15,148,488			$13,096,413
Net interest income (tax equivalent)		$123,692			$127,236
Net interest margin (tax equivalent)			3.64%			4.40%
__________

(1)
Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $5.1 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. The incremental accretion income on acquired loans was $1.7 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $600 thousand and $721 thousand for the three months ended June 30, 2020 and 2019, respectively.

(3)
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

	Six Months Ended June 30,			Six Months Ended June 30,
	2020			2019
	Average Balances	Interest Earned / Paid	Average Rate (3)	Average Balances	Interest Earned / Paid	Average Rate (3)
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,180,927	$215,402	4.72%	$8,504,781	$227,699	5.40%
Taxable securities	3,199,458	39,431	2.48%	2,571,692	33,333	2.61%
Tax exempt securities (2)	405,673	5,771	2.86%	482,812	7,191	3.00%
Interest-earning deposits with banks	286,577	277	0.19%	25,016	295	2.38%
Total interest-earning assets	13,072,635	$260,881	4.01%	11,584,301	$268,518	4.67%
Other earning assets	233,190			232,678
Noninterest-earning assets	1,266,235			1,255,381
Total assets	$14,572,060			$13,072,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts (3)	2,786,794	2,702	0.19%	2,562,742	5,481	0.43%
Interest-bearing demand (3)	1,169,436	823	0.14%	1,070,715	792	0.15%
Savings accounts (3)	937,030	81	0.02%	893,913	86	0.02%
Interest-bearing public funds, other than certificates of deposit (3)	457,328	1,296	0.57%	268,105	1,953	1.47%
Certificates of deposit	359,567	834	0.47%	405,018	1,162	0.58%
Total interest-bearing deposits	5,710,155	5,736	0.20%	5,200,493	9,474	0.37%
FHLB advances and FRB borrowings	658,072	6,025	1.84%	551,018	7,393	2.71%
Subordinated debentures	35,230	936	5.34%	35,415	936	5.33%
Other borrowings and interest-bearing liabilities	41,514	159	0.77%	35,375	369	2.10%
Total interest-bearing liabilities	6,444,971	$12,856	0.40%	5,822,301	$18,172	0.63%
Noninterest-bearing deposits	5,711,242			5,027,966
Other noninterest-bearing liabilities	192,147			151,457
Shareholders’ equity	2,223,700			2,070,636
Total liabilities & shareholders’ equity	$14,572,060			$13,072,360
Net interest income (tax equivalent)		$248,025			$250,346
Net interest margin (tax equivalent)			3.82%			4.36%
__________

(1)
Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $7.5 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively. The incremental accretion income on acquired loans was $3.2 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively.

(2)
Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.5 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.2 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

(3)
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

	Three Months Ended June 30, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$12,060	$(23,307)	$(11,247)
Taxable securities	4,034	(1,609)	2,425
Tax exempt securities	(439)	(137)	(576)
Interest-earning deposits with banks	303	(374)	(71)
Interest income	$15,958	$(25,427)	$(9,469)
Interest Expense
Deposits:
Money market accounts	$396	$(2,318)	$(1,922)
Interest-bearing demand	54	(143)	(89)
Savings accounts	5	(10)	(5)
Interest-bearing public funds, other than certificates of deposit	580	(1,210)	(630)
Certificates of deposit	(73)	(163)	(236)
Total interest on deposits	962	(3,844)	(2,882)
FHLB advances and FRB borrowings	(1,242)	(1,670)	(2,912)
Other borrowings and interest-bearing liabilities	37	(168)	(131)
Interest expense	$(243)	$(5,682)	$(5,925)
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

	Six Months Ended June 30, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$17,226	$(29,523)	$(12,297)
Taxable securities	7,804	(1,706)	6,098
Tax exempt securities	(1,109)	(311)	(1,420)
Interest earning deposits with banks	481	(499)	(18)
Interest income	$24,402	$(32,039)	$(7,637)
Interest Expense
Deposits:
Money market accounts	443	(3,222)	(2,779)
Interest-bearing demand	71	(40)	31
Savings accounts	5	(10)	(5)
Interest-bearing public funds, other than certificates of deposit	926	(1,583)	(657)
Certificates of deposit	(121)	(207)	(328)
Total interest on deposits	1,324	(5,062)	(3,738)
FHLB advances and FRB borrowings	1,263	(2,631)	(1,368)
Other borrowings	79	(289)	(210)
Interest expense	$2,666	$(7,982)	$(5,316)
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.

Comparison of current quarter to prior year period
Net interest income for the second quarter of 2020 was $121.9 million, down from $125.1 million for the same quarter in 2019. The decrease was a result of a reduction in interest income on loans due to the lower rate environment. This decrease was partially offset by the increase in the average balance of the loan portfolio, an increase in interest income from securities due to higher average balances and decreases in interest expense on interest-bearing deposits and FHLB advances due to lower rates.
The Company’s net interest margin (tax equivalent) decreased to 3.64% in the second quarter of 2020, from 4.40% for the prior year period. This decrease was driven by lower rates on the loan and securities portfolios as well as higher average interest-earning deposits with banks. The Company’s operating net interest margin (tax equivalent)(1) decreased to 3.64% from 4.38% during the second quarter of 2019. The decrease was due to the items previously noted for the decrease in the net interest margin.
Comparison of current year-to-date to prior year period
The results for the first half of 2020 compared to the same period in 2019 were similar to the quarterly results. Net interest income for the six months ended June 30, 2020 was $244.3 million, relative to $246.1 million for the prior year period. The decrease in net interest income on loans was due to the lower rate environment partially offset by increases in interest income on loans and securities due to higher average balances. The decrease in interest income was also partially offset by favorable decreases in interest expense from interest-bearing deposits and FHLB advances primarily resulting from lower rates.
(1) Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

The Company’s net interest margin (tax equivalent) decreased to 3.82% for the first six months of 2020, from 4.36% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was a result of lower rates on our loans and securities, partially offset by lower rates on the deposits and FHLB borrowings. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2020 was 3.82% compared to 4.36% for the six months ended June 30, 2019. The decrease was due to the items previously noted for the decrease in the net interest margin.
Provision for Credit Losses
Comparison of current quarter to prior year period
During the second quarter of 2020, the Company recorded a $33.5 million net provision for credit losses, under the CECL methodology, compared to a $218 thousand net provision, under the previous ALLL methodology, during the second quarter of 2019. The increase in provision expense for the second quarter of 2020 compared to one year ago was principally the result of the COVID-19 pandemic and the corresponding downturn in local, national and world economies as well as increased unemployment rates. As a result, we have increased our reserves for lifetime credit losses.
The net provision for credit losses recorded during the current quarter also included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration, and size and composition of the loan portfolio and changes in the economic environment during the second quarter of 2020. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for credit losses for the six months ended June 30, 2020 was $75.0 million compared to $1.6 million during the same period in 2019. The increase in the provision for the first six months of 2020 was due to the same factors discussed above for the quarterly provision for credit losses. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change (1)	2020	2019	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$6,092	$9,035	$(2,943)	(33)%	$13,880	$18,015	$(4,135)	(23)%
Card revenue	3,079	3,763	(684)	(18)%	6,597	7,425	(828)	(11)%
Financial services and trust revenue	3,163	3,425	(262)	(8)%	6,228	6,382	(154)	(2)%
Loan revenue	5,607	3,596	2,011	56%	10,197	5,985	4,212	70%
Bank owned life insurance	1,618	1,597	21	1%	3,214	3,116	98	3%
Investment securities gains, net	16,425	285	16,140	N/M	16,674	2,132	14,542	682%
Other	1,275	3,947	(2,672)	(68)%	1,676	4,289	(2,613)	(61)%
Total noninterest income	$37,259	$25,648	$11,611	45%	$58,466	$47,344	$11,122	23%
__________
1) Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M”.

Comparison of current quarter to prior year period
Noninterest income was $37.3 million for the second quarter of 2020, compared to $25.6 million for the same period in 2019. The increase was principally due to the sale of 17,360 shares of Visa Class B restricted stock for a gain of $3.0 million which resulted in an observable market price. As a result, the Company wrote up its remaining 77,683 Visa Class B restricted shares to fair value resulting in a gain of $13.4 million, for a total gain of $16.4 million. Based on the transfer restrictions and uncertainty of Visa’s covered litigation, the Visa Class B restricted shares were previously carried at a zero-cost basis. Partially offsetting these gains were decreases of $1.2 million in overdraft fees, $1.1 million in treasury management fees and a $3.0 million BOLI benefit that was recognized during the second quarter of 2019. The decrease in overdraft fees was due to an overall decrease in the number of transactions during this period as a result of the COVID-19 pandemic as well as clients generally carrying higher balances in their deposit accounts.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2020, noninterest income was $58.5 million compared to $47.3 million for the same period in 2019, an increase of $11.1 million. The increase was primarily due to the previously noted $16.4 million gain from the sale and write-up of Visa Class B restricted shares to fair value during the second quarter of 2020. Loan revenue increased during the first half of 2020 due to increases in investor premiums earned due to a higher volume of mortgage loan originations through our held for sale program and interest rate swap income. These increases were partially offset by decreases in treasury management fees and overdraft fees which are included in the deposit account and treasury management fees line item in the table above.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$46,043	$52,015	$(5,972)	(11)%	$100,885	$104,100	$(3,215)	(3)%
Occupancy	8,812	8,712	100	1%	18,009	17,521	488	3%
Data processing	5,454	4,601	853	19%	10,294	9,270	1,024	11%
Legal and professional services	3,483	6,554	(3,071)	(47)%	5,585	11,127	(5,542)	(50)%
Amortization of intangibles	2,210	2,649	(439)	(17)%	4,520	5,397	(877)	(16)%
B&O taxes	1,244	1,411	(167)	(12)%	1,868	3,287	(1,419)	(43)%
Advertising and promotion	837	870	(33)	(4)%	2,142	1,844	298	16%
Regulatory premiums	1,034	956	78	8%	1,068	1,940	(872)	(45)%
Net benefit of operation of OREO	(200)	(705)	505	(72)%	(188)	(592)	404	(68)%
Other	11,916	9,665	2,251	23%	20,921	17,534	3,387	19%
Total noninterest expense	$80,833	$86,728	$(5,895)	(7)%	$165,104	$171,428	$(6,324)	(4)%
Comparison of current quarter to prior year period
Noninterest expense was $80.8 million for the second quarter of 2020, a decrease of $5.9 million from $86.7 million for the prior year period. This decrease was primarily driven by lower compensation and employee benefits and legal and professional expenses partially offset by higher other expenses. The decline in compensation and employee benefits was due to labor costs capitalized related to the origination of PPP loans during the second quarter of 2020 which reduced compensation and benefits expense. These labor costs are capitalized and amortized as a reduction in interest income over the life of the loan. Legal and professional fees also declined compared to the same period in 2019 primarily due to lower expenses tied to digital corporate initiatives. Partially offsetting these decreases was a $2.6 million increase in the provision for unfunded loan commitments which is included in other noninterest expense in the table above.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2020, noninterest expense was $165.1 million, compared to $171.4 million for the same period in 2019, a decrease of $6.3 million. The decrease from the prior year period was driven by lower legal and professional fees, compensation and employee benefits and B&O tax expenses which were partially offset by higher other expenses. Legal and professional fees were down compared to the same period in 2019 primarily due to lower expenses tied to digital corporate initiatives. The decrease in compensation and benefits was similar to the quarterly results which related to the capitalization of labor costs on the origination of PPP loans while B&O taxes were down due to a refund received for taxes paid in prior periods. Partially offsetting these decreases was an increase in the provision for unfunded loan commitments which is included in other noninterest expense in the table above.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Provision (recapture) for unfunded loan commitments	$2,800	$200	$3,800	$(350)
Income Taxes
We recorded an income tax provision of $8.2 million for the second quarter of 2020, compared to a provision of $12.1 million for the same period in 2019, with effective tax rates of 18% and 19% for the second quarter of 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, we recorded income tax provisions of $11.4 million and $22.9 million, respectively, with effective tax rates of 18% for the current year and 19% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019.
FINANCIAL CONDITION
Total assets were $15.92 billion at June 30, 2020, an increase of $1.84 billion from December 31, 2019. Cash and cash equivalents increased $850.0 million. Loans increased $1.03 billion during the first six months of 2020, which was primarily the result of new loan production, supplemented by PPP loans, partially offset by payments. Debt securities available for sale were $3.69 billion at June 30, 2020, a decrease of $52.4 million from December 31, 2019. Total liabilities were $13.64 billion as of June 30, 2020, an increase of $1.72 billion from December 31, 2019. The increase was primarily due to an increase in deposits driven by PPP loan funds being deposited into our clients’ deposit accounts, partially offset by a decrease in FHLB advances.
Investment Securities
At June 30, 2020, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $3.69 billion compared to $3.75 billion at December 31, 2019. The decrease in the debt securities portfolio from year-end is due to $458.9 million in maturities, repayments and sales and $12.1 million in premium amortization offset by $259.2 million in purchases and $159.4 million in net unrealized gain. The average duration of our debt securities investment portfolio was approximately 4 years and 6 months at June 30, 2020. This duration takes into account calls, where appropriate, and consensus prepayment speeds.
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

When there are credit losses associated with a debt security and the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, the Company will separate the amount of the impairment into the amount that is credit-related and the amount related to non-credit factors. The credit-related impairment is recognized in earnings through an allowance and the non-credit-related impairment is recognized in accumulated other comprehensive income.
At June 30, 2020, the market value of debt securities available for sale had a net unrealized gain of $202.5 million compared to a net unrealized gain of $43.0 million at December 31, 2019. The change in valuation was the result of fluctuations in market interest rates during the six months ended June 30, 2020. At June 30, 2020, the Company had $124.0 million of debt securities available for sale with gross unrealized losses of $1.5 million; however, we did not consider these investment securities to have an indicated credit loss.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,865,030	$2,892,950
Other asset-backed securities	224,276	196,050
State and municipal securities	468,615	488,802
U.S. government agency and government-sponsored enterprise securities	135,866	168,340
Total debt securities available for sale	$3,693,787	$3,746,142
Equity securities	13,425	—
Total investment securities	$3,707,212	$3,746,142
For further information on our investment portfolio and recent equity securities transactions, see Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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

	June 30, 2020	% of Total	December 31, 2019	% of Total
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,032,643	41.2%	$3,945,853	45.1%
Commercial business	3,859,513	39.5%	2,989,613	34.2%
Agriculture	845,950	8.7%	765,371	8.8%
Construction	304,015	3.1%	361,533	4.1%
Consumer loans:
One-to-four family residential real estate	692,837	7.1%	637,325	7.3%
Other consumer	36,940	0.4%	43,770	0.5%
Total loans	$9,771,898	100.0%	$8,743,465	100.0%
Loans held for sale	$28,803		$17,718
Total loans increased $1.03 billion from year-end 2019. This increase was primarily the result of providing $941.6 million of PPP loans, net of $19.6 million in net deferred fees at June 30, 2020. The PPP loans were originated to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. To further assist our borrowers, the Company also offered short-term loan modifications to support borrowers during the COVID-19 pandemic. At June 30, 2020, we had granted short-term payment deferrals on $1.58 billion of loans. The loan portfolio continues to be diversified, with the intent to mitigate risk by monitoring concentration in any one sector.
The following table provides additional detail related to the net discount of acquired and purchased loans by acquisition:

	June 30, 2020	December 31, 2019
	(in thousands)
Acquisition:
Pacific Continental	$10,858	$13,314
Intermountain	1,420	1,614
West Coast	2,126	2,675
Other	2,787	(1,378)
Total net discount at period end	$17,191	$16,225
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

Agriculture Loans: Agricultural lending includes agricultural real estate and production loans and lines of credit within our primary market area. We are committed to our Pacific Northwest communities offering seasonal and longer-term loans and operating lines of credit by lending officers with expertise in the agricultural communities we serve. Typical loan-to-value ratios on term loans can range from 55% to 80% depending upon the type of loan. Operating lines of credit require the borrower to provide a 20% to 25% equity investment. The debt coverage ratio is generally 1.25:1 or better on all term loans.
Construction Loans: We originate a variety of real estate construction loans. Underwriting guidelines for these loans vary by loan type but include loan-to-value limits, term limits and loan advance limits, as applicable. Our underwriting guidelines for commercial and multifamily residential real estate construction loans generally require that the loan-to-value ratio not exceed 75% and stabilized debt coverage ratios (net operating income divided by annual debt service) of 1.2 or better. As noted above, underwriting standards can be influenced by competition and other factors. However, we endeavor to maintain the highest practical underwriting standards while balancing the need to remain competitive in our lending practices.
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial loans:
Commercial real estate	$11,155	$3,799
Commercial business	20,525	20,937
Agriculture	19,162	5,023
Construction	217	—
Consumer loans:
One-to-four family residential real estate	2,662	3,292
Other consumer	11	9
Total nonaccrual loans	53,732	33,060
OREO and OPPO	747	552
Total nonperforming assets	$54,479	$33,612

Loans, net of unearned income	$9,771,898	$8,743,465
Total assets	$15,920,944	$14,079,524

Nonperforming loans to period-end loans	0.55%	0.38%
Nonperforming assets to period-end assets	0.34%	0.24%
At June 30, 2020, nonperforming assets were $54.5 million, compared to $33.6 million at December 31, 2019. Nonperforming assets increased $20.9 million during the six months ended June 30, 2020, primarily due to a $14.1 million increase in nonaccrual agriculture loans and a $7.4 million increase in nonaccrual commercial real estate loans. For information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At June 30, 2020, our ACL was $151.5 million, or 1.55% of total loans (excluding loans held for sale). This compares with an ALLL of $84.0 million, or 0.96% of total loans (excluding loans held for sale) at December 31, 2019 and an ALLL of $80.5 million or 0.93% of total loans (excluding loans held for sale) at June 30, 2019. The increase was primarily the result of COVID-19 and the corresponding downturn in the local, national and world economies as well as increased unemployment rates. The ACL at June 30, 2020 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.

The following table provides an analysis of the Company’s ACL at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Beginning Balance	$122,074	$83,274	$83,968	$83,369
Impact of adopting ASC 326	—	—	1,632	—
Charge-offs:
Commercial loans:
Commercial real estate	—	(564)	(101)	(1,242)
Commercial business	(5,442)	(4,316)	(7,126)	(5,822)
Agriculture	—	(61)	(4,726)	(139)
Construction	—	(20)	—	(215)
Consumer loans:
One-to-four family residential real estate	—	(321)	(10)	(802)
Other consumer	(198)	(5)	(466)	(55)
Total charge-offs	(5,640)	(5,287)	(12,429)	(8,275)
Recoveries:
Commercial loans:
Commercial real estate	13	556	27	1,070
Commercial business	811	492	1,671	1,019
Agriculture	1	64	42	122
Construction	235	691	677	774
Consumer loans:
One-to-four family residential real estate	422	450	704	784
Other consumer	130	59	254	74
Total recoveries	1,612	2,312	3,375	3,843
Net (charge-offs) recoveries	(4,028)	(2,975)	(9,054)	(4,432)
Provision for credit losses	33,500	218	75,000	1,580
Ending balance	151,546	80,517	151,546	80,517
Total loans, net at end of period, excluding loans held for sale	$9,771,898	$8,646,990	$9,771,898	$8,646,990
ACL to period-end loans	1.55%	0.93%	1.55%	0.93%
Allowance for unfunded commitments and letters of credit
Beginning Balance	$6,000	$3,780	$3,430	$4,330
Impact of adopting ASC 326	—	—	1,570	—
Net changes in the allowance for unfunded commitments and letters of credit	2,800	200	3,800	(350)
Ending balance	$8,800	$3,980	$8,800	$3,980

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits increased $2.40 billion from December 31, 2019. The addition of PPP loans during the current quarter had a notable impact on our deposits, as our clients deposited these funds into their deposit accounts. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2020, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $577.7 million, or 4.4% of total deposits, compared to $329.5 million or 3.1% at year-end 2019. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Demand and other noninterest-bearing	$6,719,437	51.2%	$5,328,146	49.9%
Money market	2,586,376	19.7%	2,322,644	21.7%
Interest-bearing demand	1,274,058	9.7%	1,150,437	10.8%
Savings	1,035,723	7.9%	882,050	8.3%
Interest-bearing public funds, other than certificates of deposit	623,496	4.7%	301,203	2.8%
Certificates of deposit, less than $250,000	210,357	1.6%	218,764	2.0%
Certificates of deposit, $250,000 or more	104,330	0.8%	151,995	1.4%
Certificates of deposit insured by CDARS®	17,078	0.1%	17,065	0.2%
Brokered certificates of deposit	8,427	0.1%	12,259	0.1%
Reciprocal money market accounts	552,195	4.2%	300,158	2.8%
Subtotal	13,131,477	100.0%	10,684,721	100.0%
Valuation adjustment resulting from acquisition accounting	—		(13)
Total deposits	$13,131,477		$10,684,708

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At June 30, 2020, we had FHLB advances of $157.4 million compared to $953.5 million at December 31, 2019.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2020 and December 31, 2019, we had deposit customer sweep-related repurchase agreements of $51.5 million and $64.4 million, respectively, which mature on a daily basis.
Subordinated debentures are another source of funding. The Company assumed $35.0 million in aggregate principal amount with its acquisition of Pacific Continental on November 1, 2017. These subordinated debentures, which are unsecured, are callable on June 30, 2021 and have a stated maturity date of June 30, 2026.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At both June 30, 2020 and December 31, 2019, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2020.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2020, we had commitments to extend credit of $2.67 billion compared to $2.70 billion at December 31, 2019.
Capital Resources
Shareholders’ equity at June 30, 2020 was $2.28 billion, compared to $2.16 billion at December 31, 2019. Shareholders’ equity was 14% and 15% of total period-end assets at June 30, 2020 and December 31, 2019, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2019 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of June 30, 2020, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at June 30, 2020 and December 31, 2019.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, capital ratios and amounts as of June 30, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at June 30, 2020 and December 31, 2019:

	Company		Columbia Bank
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
CET1 risk-based capital ratio	12.42%	12.45%	12.65%	12.46%
Tier 1 risk-based capital ratio	12.42%	12.45%	12.65%	12.46%
Total risk-based capital ratio	14.00%	13.60%	13.90%	13.29%
Leverage ratio	9.17%	10.17%	9.42%	10.22%
Capital conservation buffer	6.00%	5.60%	5.90%	5.29%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2019, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million. The share repurchase authorization expired in May of 2020. There were no share repurchases during the three months ended June 30, 2020. The Company repurchased 731 thousand shares of common stock totaling $20.0 million during the six months ended June 30, 2020.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$123,692	$127,236	$248,025	$250,346
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans (2)	(1,675)	(2,663)	(3,166)	(4,698)
Premium amortization on acquired securities	975	1,651	2,102	3,430
Interest reversals on nonaccrual loans	673	662	1,461	1,288
Operating net interest income (tax equivalent) (1)	$123,665	$126,886	$248,422	$250,366
Average interest earning assets	$13,657,719	$11,606,727	$13,072,635	$11,584,301
Net interest margin (tax equivalent) (1)	3.64%	4.40%	3.82%	4.36%
Operating net interest margin (tax equivalent) (1)	3.64%	4.38%	3.82%	4.36%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.8 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and an addition to net interest income of $3.8 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively.
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
Option risk—In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever a bank’s products give customers the right, but not the obligation, to alter the quantity or the timing of cash flows. We are also exposed to option risk in callable bonds as the counterparty may call the bonds during a low rate environment resulting in reinvestment of the proceeds at lower yields.
Since our earnings are primarily dependent on our ability to generate net interest income, we actively monitor and manage the effects of adverse changes in interest rates on our results of operations. Management of our interest rate risk is overseen by our board of directors, which is responsible for establishing policies and interest rate limits and approving these policies and interest rate limits annually. These policies include our asset/liability management policy, which provides guidelines for controlling our exposure to interest rate risk. These guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. These guidelines also establish limits for interest rate risk sensitivity.
We maintain an Asset/Liability Management Committee which is responsible for developing, monitoring and reviewing asset/liability processes, interest rate risk exposures, strategies and tactics. The Asset/Liability Management Committee reports on a regular basis to our board of directors. It is the responsibility of management to execute the approved policies, develop and implement risk management strategies and to report to the board of directors on a regular basis.
Interest Rate Risk Sensitivity
We use a number of measures to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and may not be realized and, as a result, actual results will differ from our projections. In addition, variances in the timing, magnitude and frequency of interest rate changes, overall market conditions including volumes and pricing, and changes in management strategies, among other factors, will also result in variances between the projected and actual results.
Based on the results of the simulation model as of June 30, 2020, we would expect decreases in net interest income of $2.8 million and $13.4 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $7.0 million and $38.7 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
The projections are based on the current interest rate environment and we assume our balance sheet remains constant during the next two years. Market interest rates are near historical lows. Loan interest rate indexes such as Prime and LIBOR are also near historical lows. Since we don’t assume negative interest rates, the downward repricing of Prime and LIBOR loans is more limited than during a higher interest rate environment. Our ability to reprice deposits downward is also limited given our low cost of funds.
The increase in low cost deposits during the quarter, particularly the increase in non-interest bearing deposits, also impacted our interest rate sensitivity. Increases in interest rates enhances net interest income since our assets tend to reprice more than our deposits. A shift in our deposit mix to interest-bearing deposits or borrowings would reduce this benefit.
On January 23, 2019, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional value based on one month LIBOR. The Company has designated this as a cash flow hedge. This transaction was entered into to minimize the decrease in net interest income if interest rates decline prior to the maturity date of the collar in February 2024.

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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and to Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2020:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2020 - 4/30/2020	46	$24.96	—	716,647
5/1/2020 - 5/31/2020	—	—	—	—
6/1/2020 - 6/30/2020	257	22.49	—	—
	303	$22.86	—
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of 303 shares of common stock to pay the shareholders’ withholding taxes and no shares of common stock purchased under the Company’s stock repurchase program.
(2) As described in our Annual Report on Form 10-K for the year ended December 31, 2019, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million which expired May 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1**+	Change in Control Agreement between the Bank and Aaron Deer dated as of May 7, 2020

10.2**	Offer Letter, dated April 6, 2020, by and between Columbia State Bank and Aaron Deer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

104+	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

** Management contract or compensatory plan or arrangement
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	July 30, 2020	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2020	By	/s/ AARON J. DEER
Aaron J. Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2020	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)