Form 10-Q
period 2020-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2020-11-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at October 31, 2020 was 71,605,637

i

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

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			September 30, 2020	December 31, 2019
ASSETS			(in thousands)
Cash and due from banks			$193,823	$223,541
Interest-earning deposits with banks			736,422	24,132
Total cash and cash equivalents			930,245	247,673
Debt securities available for sale at fair value (amortized cost of $4,081,118 and $3,703,096, respectively)			4,281,720	3,746,142
Equity securities			13,425	—
FHLB stock at cost			10,280	48,120
Loans held for sale			24,407	17,718
Loans, net of unearned income			9,688,947	8,743,465
Less: ACL			156,968	83,968
Loans, net			9,531,979	8,659,497
Interest receivable			56,718	46,839
Premises and equipment, net			164,049	165,408
OREO			623	552
Goodwill			765,842	765,842
Other intangible assets, net			28,745	35,458
Other assets			425,391	346,275
Total assets			$16,233,424	$14,079,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$6,897,054	$5,328,146
Interest-bearing			6,703,206	5,356,562
Total deposits			13,600,260	10,684,708
FHLB advances			7,427	953,469
Securities sold under agreements to repurchase			26,966	64,437
Subordinated debentures			35,139	35,277
Other liabilities			261,651	181,671
Total liabilities			13,931,443	11,919,562
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	September 30, 2020	December 31, 2019
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,797	73,577	1,658,203	1,650,753
Outstanding	71,613	72,124
Retained earnings			537,011	519,676
Accumulated other comprehensive income			177,601	40,367
Treasury stock at cost	2,184	1,453	(70,834)	(50,834)
Total shareholders’ equity			2,301,981	2,159,962
Total liabilities and shareholders’ equity			$16,233,424	$14,079,524

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands except per share amounts)
Interest Income
Loans	$105,739	$112,656	$318,601	$337,657
Taxable securities	19,102	16,457	58,533	49,790
Tax-exempt securities	2,340	2,556	6,899	8,237
Deposits in banks	203	864	480	1,159
Total interest income	127,384	132,533	384,513	396,843
Interest Expense
Deposits	2,005	6,863	7,741	16,337
FHLB advances	166	2,569	6,191	9,962
Subordinated debentures	468	468	1,404	1,404
Other borrowings	19	183	178	552
Total interest expense	2,658	10,083	15,514	28,255
Net Interest Income	124,726	122,450	368,999	368,588
Provision for credit losses	7,400	299	82,400	1,879
Net interest income after provision for credit losses	117,326	122,151	286,599	366,709
Noninterest Income
Deposit account and treasury management fees	6,658	9,015	20,538	27,030
Card revenue	3,834	4,006	10,431	11,431
Financial services and trust revenue	3,253	3,226	9,481	9,608
Loan revenue	6,645	3,855	16,842	9,840
Bank owned life insurance	1,585	1,528	4,799	4,644
Investment securities gains, net	—	—	16,674	2,132
Other	497	6,400	2,173	10,689
Total noninterest income	22,472	28,030	80,938	75,374
Noninterest Expense
Compensation and employee benefits	55,133	54,459	156,018	158,559
Occupancy	8,734	8,645	26,743	26,166
Data processing	4,510	5,102	14,804	14,372
Legal and professional fees	3,000	5,683	8,585	16,810
Amortization of intangibles	2,193	2,632	6,713	8,029
B&O taxes	1,559	1,325	3,427	4,612
Advertising and promotion	680	1,752	2,822	3,596
Regulatory premiums	826	(38)	1,894	1,902
Net benefit of operation of OREO	(160)	(90)	(348)	(682)
Other	8,640	7,606	29,561	25,140
Total noninterest expense	85,115	87,076	250,219	258,504
Income before income taxes	54,683	63,105	117,318	183,579
Income tax provision	9,949	12,378	21,374	35,257
Net Income	$44,734	$50,727	$95,944	$148,322
Earnings per common share
Basic	$0.63	$0.70	$1.35	$2.04
Diluted	$0.63	$0.70	$1.35	$2.04
Weighted average number of common shares outstanding	70,726	71,803	70,870	72,256
Weighted average number of diluted common shares outstanding	70,762	71,803	70,906	72,257

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	September 30,
	2020	2019
	(in thousands)
Net income	$44,734	$50,727
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $436 and $(4,421)	(1,442)	14,593
Net unrealized gain (loss) from securities, net of reclassification adjustment	(1,442)	14,593
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(24) and $(19)	80	62
Pension plan liability adjustment, net	80	62
Unrealized gain (loss) from cash flow hedging instruments:
Net unrealized gain (loss) in cash flow hedging instruments arising during the period, net of tax of $19 and $(951)	(62)	3,137
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $621 and $18	(2,052)	(58)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(2,114)	3,079
Other comprehensive income (loss)	(3,476)	17,734
Total comprehensive income	$41,258	$68,461

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net income	$95,944	$148,322
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale debt securities arising during the period, net of tax of $(36,690) and $(26,209)	121,114	86,519
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $58 and $496	(191)	(1,636)
Net unrealized gain from securities, net of reclassification adjustment	120,923	84,883
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(72) and $(56)	239	184
Pension plan liability adjustment, net	239	184
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $(6,218) and $(4,599)	20,526	15,180
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $1,349 and $18	(4,454)	(58)
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	16,072	15,122
Other comprehensive income	137,234	100,189
Total comprehensive income	$233,178	$248,511
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended September 30, 2020	(in thousands except per share amounts)
Balance at July 1, 2020	71,586	$1,654,129	$512,383	$181,077	$(70,834)	$2,276,755
Net income	—	—	44,734	—	—	44,734
Other comprehensive loss	—	—	—	(3,476)	—	(3,476)
Issuance of common stock - stock option and other plans	39	1,083	—	—	—	1,083
Activity in deferred compensation plan	—	(2)	—	—	—	(2)
Issuance of common stock - restricted stock awards, net of canceled awards	(12)	3,009	—	—	—	3,009
Purchase and retirement of common stock	—	(16)	—	—	—	(16)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,106)	—	—	(20,106)
Balance at September 30, 2020	71,613	$1,658,203	$537,011	$177,601	$(70,834)	$2,301,981
For the Nine Months Ended September 30, 2020
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	95,944	—	—	95,944
Other comprehensive income	—	—	—	137,234	—	137,234
Issuance of common stock - stock option and other plans	65	2,028	—	—	—	2,028
Activity in deferred compensation plan	—	2	—	—	—	2
Issuance of common stock - restricted stock awards, net of canceled awards	222	7,918	—	—	—	7,918
Purchase and retirement of common stock	(67)	(2,498)	—	—	—	(2,498)
Cash dividends declared on common stock ($1.06 per share)	—	—	(76,152)	—	—	(76,152)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at September 30, 2020	71,613	$1,658,203	$537,011	$177,601	$(70,834)	$2,301,981

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended September 30, 2019	(in thousands except per share amounts)
Balance at July 1, 2019	72,924	$1,644,922	$463,429	$47,150	$(21,863)	$2,133,638
Net income	—	—	50,727	—	—	50,727
Other comprehensive income	—	—	—	17,734	—	17,734
Issuance of common stock - stock option and other plans	31	1,132	—	—	—	1,132
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - restricted stock awards, net of canceled awards	9	2,299	—	—	—	2,299
Purchase and retirement of common stock	—	(19)	—	—	—	(19)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,418)	—	—	(20,418)
Purchase of treasury stock	(676)	—	—	—	(23,517)	(23,517)
Balance at September 30, 2019	72,288	$1,648,335	$493,738	$64,884	$(45,380)	$2,161,577
For the Nine Months Ended September 30, 2019
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	148,322	—	—	148,322
Other comprehensive income	—	—	—	100,189	—	100,189
Issuance of common stock - stock option and other plans	58	2,025	—	—	—	2,025
Activity in deferred compensation plan	—	2	—	—	—	2
Issuance of common stock - restricted stock awards, net of canceled awards	354	6,827	—	—	—	6,827
Purchase and retirement of common stock	(73)	(2,765)	—	—	—	(2,765)
Cash dividends declared on common stock ($1.12 per share)	—	—	(82,074)	—	—	(82,074)
Purchase of treasury stock	(1,300)	—	—	—	(45,380)	(45,380)
Balance at September 30, 2019	72,288	$1,648,335	$493,738	$64,884	$(45,380)	$2,161,577

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash Flows From Operating Activities
Net income	$95,944	$148,322
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	82,400	1,879
Stock-based compensation expense	7,918	6,827
Depreciation, amortization and accretion	14,456	26,150
Investment securities gain, net	(16,674)	(2,132)
Net realized gain on sale of premises and equipment, loans held for investment and OPPO	(953)	(6,787)
Net realized gain on sale and valuation adjustments of OREO	(64)	(602)
Gain on bank owned life insurance death benefit	—	(2,975)
Originations of loans held for sale	(356,962)	(134,634)
Proceeds from sales of loans held for sale	350,273	123,447
Net change in:
Interest receivable	(9,879)	(3,180)
Interest payable	(399)	632
Other assets	(53,996)	(31,840)
Other liabilities	31,703	29,706
Net cash provided by operating activities	143,767	154,813
Cash Flows From Investing Activities
Loans originated, net of principal collected	(938,624)	(305,581)
Purchases of:
Debt securities available for sale	(996,951)	(649,133)
Loans held for investment	—	(57,075)
Premises and equipment	(7,538)	(5,833)
FHLB stock	(53,240)	(190,800)
Proceeds from:
Sales of debt securities available for sale	194,105	259,554
Sales of equity securities	3,000	—
Principal repayments and maturities of debt securities available for sale	406,767	287,479
Sales of premises and equipment	2,128	7,735
Redemption of FHLB stock	91,080	187,080
Sales of OREO and OPPO	1,034	6,433
Bank owned life insurance death benefit	1,050	—
Net cash used in investing activities	(1,297,189)	(460,141)
Cash Flows From Financing Activities
Net increase in deposits	2,915,565	397,893
Net decrease in sweep repurchase agreements	(37,471)	(36,605)
Proceeds from:
FHLB advances	1,331,000	4,770,000
FRB borrowings	222,010	36,000
Other borrowings	9,222	100
Exercise of stock options and employee stock purchase plan	2,028	2,025
Payments for:
Repayment of FHLB advances	(2,277,000)	(4,677,000)
Repayment of FRB borrowings	(222,010)	(36,000)
Repayment of other borrowings	(9,222)	(100)
Common stock dividends	(75,630)	(81,822)
Purchase of treasury stock	(20,000)	(45,380)
Purchase and retirement of common stock	(2,498)	(2,765)
Net cash provided by financing activities	1,835,994	326,346

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Columbia Banking System, Inc.
(Unaudited)
	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Increase in cash and cash equivalents	682,572	21,018
Cash and cash equivalents at beginning of period	247,673	277,587
Cash and cash equivalents at end of period	$930,245	$298,605
Supplemental Information:
Interest paid	$15,913	$27,623
Income taxes paid, net of refunds	$32,745	$33,134
Non-cash investing and financing activities
Loans transferred to OREO	$1,033	$386
Premises and equipment expenditures incurred but not yet paid	$301	$152
Change in dividends payable on unvested shares included in other liabilities	$522	$252

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results to be anticipated for the year ending December 31, 2020. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2019 Annual Report on Form 10-K.
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
2.Accounting Pronouncements Recently Adopted or Issued
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

Unlike the incurred loss models, the CECL model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company recognizes an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments. Accordingly, the impairment allowance measured under the CECL model is expected to change significantly from the impairment allowance measured under the Company’s incurred loss model. The Company engaged a third-party vendor to assist in the CECL calculation and has developed and implemented an internal governance framework. The amendments in ASU 2016-13 and the above ASU’s related to credit losses are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period. The Company adopted the new standards, using a modified retrospective approach, effective January 1, 2020, which resulted in an increase of $1.6 million to its allowance for credit losses, an increase of $1.6 million to its allowance for unfunded commitments and letters of credit and a net-of-tax cumulative-effect adjustment of $2.5 million to decrease the beginning balance of retained earnings.
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

3.Securities
The following table summarizes the amortized cost, gross unrealized gains and losses, the allowance for credit losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,957,028	$168,271	$(3,657)	$—	$3,121,642
Other asset-backed securities	284,499	9,055	(530)	—	293,024
State and municipal securities	536,861	21,396	(813)	—	557,444
U.S. government agency and government-sponsored enterprise securities	302,730	6,932	(52)	—	309,610
Total	$4,081,118	$205,654	$(5,052)	$—	$4,281,720
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,864,949	$47,223	$(19,222)	$—	$2,892,950
Other asset-backed securities	194,563	2,476	(989)	—	196,050
State and municipal securities	478,366	10,660	(224)	—	488,802
U.S. government agency and government-sponsored enterprise securities	165,218	3,127	(5)	—	168,340
Total	$3,703,096	$63,486	$(20,440)	$—	$3,746,142
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three and nine months ended September 30, 2020 and 2019.
Accrued interest receivable for securities available for sale is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At September 30, 2020 and December 31, 2019, accrued interest receivable for securities was $13.3 million and $13.9 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.
The following table provides the proceeds and both gross realized gains and losses on sales of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$—	$194,105	$259,554

Gross realized gains from sales of debt securities available for sale	$—	$—	$435	$3,357
Gross realized losses from sales of debt securities available for sale	—	—	(186)	(1,225)
Other securities gains (1)	—	—	16,425	—
Investment securities gains, net	$—	$—	$16,674	$2,132
__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares. For additional information, please see Note 13 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Gains recognized during the period on equity securities (1)	$—	$—	$16,425	$—
Less: Gains recognized during the period on equity securities sold during the period (1)	—	—	(3,000)	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1)	$—	$—	$13,425	$—
__________
(1) Visa Class B restricted stock owned by the Company was previously carried at a zero-cost basis due to existing transfer restrictions and uncertainty of covered litigation. The sale of shares by the Company of Visa Class B restricted shares during the second quarter of 2020 resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining shares of Visa Class B restricted shares upward to this observable market price.
The scheduled contractual maturities of debt securities available for sale at September 30, 2020 are presented as follows:

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$92,028	$92,931
Due after one year through five years	595,979	626,018
Due after five years through ten years	2,000,662	2,133,751
Due after ten years	1,392,449	1,429,020
Total debt securities available for sale	$4,081,118	$4,281,720
The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

September 30, 2020
(in thousands)
To secure public funds	$441,379
To secure borrowings	111,978
Other securities pledged	168,870
Total securities pledged as collateral	$722,227

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$318,868	$(2,817)	$23,084	$(840)	$341,952	$(3,657)
Other asset-backed securities	71,552	(530)	95	—	71,647	(530)
State and municipal securities	90,620	(813)	—	—	90,620	(813)
U.S. government agency and government-sponsored enterprise securities	99,946	(52)	—	—	99,946	(52)
Total	$580,986	$(4,212)	$23,179	$(840)	$604,165	$(5,052)
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,055,903	$(12,424)	$491,539	$(6,798)	$1,547,442	$(19,222)
Other asset-backed securities	89,508	(880)	6,799	(109)	96,307	(989)
State and municipal securities	12,363	(142)	12,587	(82)	24,950	(224)
U.S. government agency and government-sponsored enterprise securities	—	—	10,495	(5)	10,495	(5)
Total	$1,157,774	$(13,446)	$521,420	$(6,994)	$1,679,194	$(20,440)
At September 30, 2020, there were 62 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2020.
At September 30, 2020, there were five other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2020.
At September 30, 2020, there were 29 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2020, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2020.
At September 30, 2020, there were four U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2020.

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

During the second quarter of 2020, the Company sold 17,360 shares of Visa Class B restricted stock for a gain of $3.0 million, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At September 30, 2020, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.
4.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,027,035	$3,945,853
Commercial business	3,836,009	2,989,613
Agriculture	850,290	765,371
Construction	273,176	361,533
Consumer loans:
One-to-four family residential real estate	665,432	637,325
Other consumer	37,005	43,770
Total loans	9,688,947	8,743,465
Less: Allowance for credit losses	(156,968)	(83,968)
Total loans, net	$9,531,979	$8,659,497
Loans held for sale	$24,407	$17,718
At September 30, 2020 and December 31, 2019, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At September 30, 2020 and December 31, 2019, $3.49 billion and $3.24 billion of commercial and residential real estate loans were pledged as collateral on FHLB borrowings and additional borrowing capacity. The Company has also pledged $200.6 million and $151.3 million of commercial loans to the FRB for additional borrowing capacity at September 30, 2020 and December 31, 2019, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At September 30, 2020 and December 31, 2019, accrued interest receivable for loans was $43.4 million and $33.0 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio as of September 30, 2020 and December 31, 2019:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
September 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,015,038	$547	$1,088	$—	$1,635	$10,362	$4,027,035
Commercial business	3,808,794	6,987	915	—	7,902	19,313	3,836,009
Agriculture	833,408	1,710	259	—	1,969	14,913	850,290
Construction	272,959	—	—	—	—	217	273,176
Consumer loans:
One-to-four family residential real estate	658,468	4,559	—	—	4,559	2,405	665,432
Other consumer	36,744	215	25	—	240	21	37,005
Total	$9,625,411	$14,018	$2,287	$—	$16,305	$47,231	$9,688,947

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$3,935,633	$6,421	$—	—	$6,421	$3,799	$3,945,853
Commercial business	2,959,826	6,081	2,769	—	8,850	20,937	2,989,613
Agriculture	755,719	2,283	2,346	—	4,629	5,023	765,371
Construction	360,582	951	—	—	951	—	361,533
Consumer loans:
One-to-four family residential real estate	631,109	2,516	408	—	2,924	3,292	637,325
Other consumer	43,654	80	27	—	107	9	43,770
Total	$8,686,523	$18,332	$5,550	$—	$23,882	$33,060	$8,743,465
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
The following table summarizes written-off interest on nonaccrual loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Commercial loans	$387	$149	$1,835	$1,316
Consumer loans	6	26	19	146
Total	$393	$175	$1,854	$1,462

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Commercial loans:
Commercial real estate	$9,092	$1,715
Commercial business	11,713	15,762
Agriculture	11,074	1,798
Total	$31,879	$19,275
The following is an analysis of loans classified as TDR during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial business	4	$795	795	5	5,026	5,026
Agriculture	1	2,600	2,600	—	—	—
Consumer loans:
One-to-four family residential real estate	4	618	618	5	357	357
Other consumer	—	—	—	1	1	1
Total	9	$4,013	$4,013	11	$5,384	$5,384

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial business	10	$2,757	$2,757	10	$6,560	$6,560
Agriculture	2	3,495	3,495	—	—	—
Consumer loans:
One-to-four family residential real estate	6	814	814	10	692	692
Other consumer	—	—	—	1	1	1
Total	18	$7,066	$7,066	21	$7,253	$7,253

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
The Company had commitments to lend $641 thousand of additional funds on loans classified as TDR as of September 30, 2020. The Company had $1.1 million of such commitments at December 31, 2019. The Company had no loans modified as TDR that defaulted within 12 months of being modified as TDR during the three and nine months ended September 30, 2020. During three months ended September 30, 2019, the Company had no loans that defaulted within 12 months of being modified as a TDR. During the nine months ended September 30, 2019, the Company had one $26 thousand consumer loan that defaulted within 12 months of being modified as a TDR. The defaulted TDR loan was collateralized and included with the loans individually measured for credit loss.
Loan modifications and PPP loans in response to COVID-19
Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. At September 30, 2020, the Company had 103 short–term deferments on $114.4 million of loans, gross of unearned income. These short–term deferments are not classified as TDR’s and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs in accordance with the requirements of the amended PPP. At September 30, 2020, we had $953.2 million of PPP loans outstanding, which are included in commercial business loans.
5.Allowance for Credit Losses and Allowance for Unfunded Commitments and Letters of Credit
The ACL is determined through quarterly assessments of expected credit losses within the loan portfolio and is deducted from the loan’s amortized cost basis to present the net amount of loans expected to be collected. We estimate the ACL using relevant and reliable available information, which is derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions to and recaptures from the ACL are charged to current period earnings through the provision for credit losses. Loan amounts that are determined to be uncollectible are charged directly against the ACL and netted against amounts recovered on previously charged-off loans.
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
The following tables show a detailed analysis of the ACL for the three and nine months ended September 30, 2020:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Three Months Ended September 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$50,233	$—	$65	$11,026	$61,324
Commercial business	53,186	(3,164)	1,124	(574)	50,572
Agriculture	14,868	(1,269)	27	(1,165)	12,461
Construction	7,953	—	11	999	8,963
Consumer loans:
One-to-four family residential real estate	23,711	(16)	1,301	(2,889)	22,107
Other consumer	1,595	(133)	76	3	1,541
Total	$151,546	$(4,582)	$2,604	$7,400	$156,968

	Prior Year Ending Balance	Impact of Adopting ASC 326	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Nine Months Ended September 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$27,873	$(101)	$92	$33,460	$61,324
Commercial business	30,292	762	31,054	(10,290)	2,795	27,013	50,572
Agriculture	15,835	(9,325)	6,510	(5,995)	69	11,877	12,461
Construction	8,571	(1,750)	6,821	—	688	1,454	8,963
Consumer loans:
One-to-four family residential real estate	7,435	4,237	11,672	(26)	2,005	8,456	22,107
Other consumer	883	778	1,661	(599)	330	149	1,541
Unallocated	612	(603)	9	—	—	(9)	—
Total	$83,968	$1,632	$85,600	$(17,011)	$5,979	$82,400	$156,968

The following tables show a detailed analysis of the ALLL for the three and nine months ended September 30, 2019:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Three Months Ended September 30, 2019	(in thousands)
Commercial loans:
Commercial real estate	$15,648	$(466)	$1,731	$1,009	$17,922
Commercial business	29,700	(2,623)	349	3,453	30,879
Agriculture	12,671	(55)	67	1,216	13,899
Construction	12,457	(17)	2,555	(3,143)	11,852
Consumer loans:
One-to-four family residential real estate	7,619	(202)	440	(399)	7,458
Other consumer	715	(9)	74	(201)	579
Unallocated	1,707	—	—	(1,636)	71
Total	$80,517	$(3,372)	$5,216	$299	$82,660

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Nine Months Ended September 30, 2019	(in thousands)
Commercial loans:
Commercial real estate	$14,766	$(1,708)	$2,801	$2,063	$17,922
Commercial business	34,658	(8,445)	1,368	3,298	30,879
Agriculture	9,589	(194)	189	4,315	13,899
Construction	14,395	(232)	3,329	(5,640)	11,852
Consumer loans:
One-to-four family residential real estate	8,024	(1,004)	1,224	(786)	7,458
Other consumer	787	(64)	148	(292)	579
Unallocated	1,150	—	—	(1,079)	71
Total	83,369	(11,647)	9,059	1,879	82,660
The $73.0 million increase in the ACL at September 30, 2020 compared to the ALLL at December 31, 2019 was primarily the result of COVID-19 and the 2020 downturn in the national and global economies as well as increased unemployment rates. The ACL at September 30, 2020 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$8,800	$3,980	$3,430	$4,330
Impact of adopting ASC 326	—	—	1,570	$—
Net changes in the allowance for unfunded commitments and letters of credit	800	(400)	4,600	(750)
Ending balance	$9,600	$3,580	$9,600	$3,580

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
Pass rated loans are generally considered to have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Special Mention rated loans have potential weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Loans with a risk rating of Substandard or worse are reviewed to assess the ability of our borrowers to service all interest and principal obligations and, as a result, the risk rating or accrual status may be adjusted accordingly. Loans risk rated as Substandard reflect loans where a loss is possible if loan weaknesses are not corrected. Doubtful rated loans have a high probability of loss; however, the amount of loss has not yet been determined. Loss rated loans are considered uncollectible and when identified, are charged-off.

The following is an analysis of the credit quality of our loan portfolio, as of September 30, 2020 and December 31, 2019:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total (1)
September 30, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$491,625	$636,127	$499,924	$542,049	$434,390	$1,032,016	$48,664	$3,552	$3,688,347
Special mention	8,717	59,899	18,993	15,175	47,881	50,571	2,148	—	203,384
Substandard	—	9,977	17,307	13,014	45,421	43,650	5,935	—	135,304
Total commercial real estate	$500,342	$706,003	$536,224	$570,238	$527,692	$1,126,237	$56,747	$3,552	$4,027,035
Commercial business
Pass	$1,175,587	$409,759	$357,128	$233,037	$240,648	$256,178	$915,373	$8,674	$3,596,384
Special mention	4,856	51,204	8,635	25,626	6,514	11,907	35,819	—	144,561
Substandard	3,791	6,005	17,758	5,836	7,153	6,369	44,651	3,501	95,064
Total commercial business	$1,184,234	$466,968	$383,521	$264,499	$254,315	$274,454	$995,843	$12,175	$3,836,009
Agriculture
Pass	$147,892	$99,483	$42,464	$59,828	$60,007	$62,529	$290,986	$12,273	$775,462
Special mention	—	519	—	33	272	—	1,801	—	2,625
Substandard	2,676	13,010	6,950	4,278	2,399	4,482	37,918	490	72,203
Total agriculture	$150,568	$113,012	$49,414	$64,139	$62,678	$67,011	$330,705	$12,763	$850,290
Construction
Pass	$89,744	$101,060	$24,130	$4,531	$782	$1,883	$25,536	$—	$247,666
Special mention	—	2,259	—	—	—	—	—	—	2,259
Substandard	—	17,622	5,539	—	—	57	33	—	23,251
Total construction	$89,744	$120,941	$29,669	$4,531	$782	$1,940	$25,569	$—	$273,176
Consumer loans:
One-to-four family residential real estate
Pass	$88,632	$83,137	$72,896	$33,149	$24,987	$87,267	$265,475	$3,110	$658,653
Special mention	—	—	—	—	—	206	297	—	503
Substandard	—	735	227	1,177	344	2,463	1,133	197	6,276
Total one-to-four family real estate	$88,632	$83,872	$73,123	$34,326	$25,331	$89,936	$266,905	$3,307	$665,432
Other consumer
Pass	$4,412	$3,684	$4,299	$1,172	$327	$1,161	$20,937	$736	$36,728
Substandard	31	—	—	6	4	171	24	41	277
Total consumer	$4,443	$3,684	$4,299	$1,178	$331	$1,332	$20,961	$777	$37,005
Total	$2,017,963	$1,494,480	$1,076,250	$938,911	$871,129	$1,560,910	$1,696,730	$32,574	$9,688,947
Less:
Allowance for credit losses									156,968
Loans, net									$9,531,979
__________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2019	2018	2017	2016	2015	Prior			Total
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate
Pass	$699,336	$562,992	$621,113	$565,928	$441,220	$873,687	$52,276	$19,986	$3,836,538
Special mention	1,824	305	7,019	3,360	—	3,426	—	—	15,934
Substandard	47	10,698	9,320	36,229	20,278	11,738	—	5,071	93,381
Total commercial real estate	$701,207	$573,995	$637,452	$605,517	$461,498	$888,851	$52,276	$25,057	$3,945,853
Commercial business
Pass	$479,481	$442,222	$330,934	$301,337	$157,436	$199,089	$963,663	$25,577	$2,899,739
Special mention	2,241	6,673	56	2,006	52	585	12,710	—	24,323
Substandard	85	17,240	3,458	9,534	3,227	3,972	26,639	1,396	65,551
Total commercial business	$481,807	$466,135	$334,448	$312,877	$160,715	$203,646	$1,003,012	$26,973	$2,989,613
Agriculture
Pass	$107,152	$54,950	$70,337	$71,874	$33,597	$56,342	$280,984	$10,036	$685,272
Special mention	557	2,535	1,381	—	64	576	5,336	—	10,449
Substandard	7,291	6,047	6,173	5,907	1,477	5,698	30,669	6,388	69,650
Total agriculture	$115,000	$63,532	$77,891	$77,781	$35,138	$62,616	$316,989	$16,424	$765,371
Construction
Pass	$183,525	$91,342	$40,514	$1,067	$939	$1,601	$33,388	$7,793	$360,169
Special mention	—	1,264	—	—	—	—	41	—	1,305
Substandard	—	—	—	—	—	59	—	—	59
Total construction	$183,525	$92,606	$40,514	$1,067	$939	$1,660	$33,429	$7,793	$361,533
Consumer loans:
One-to-four family real estate
Pass	$103,315	$77,877	$32,440	$25,052	$27,294	$80,370	$283,830	$554	$630,732
Substandard	—	228	800	400	623	3,156	905	481	6,593
Total one-to-four family real estate	$103,315	$78,105	$33,240	$25,452	$27,917	$83,526	$284,735	$1,035	$637,325
Other consumer
Pass	$9,276	$5,713	$1,974	$758	$848	$1,306	$23,351	$508	$43,734
Substandard	—	—	1	—	—	8	27	—	36
Total consumer	$9,276	$5,713	$1,975	$758	$848	$1,314	$23,378	$508	$43,770
Total	$1,594,130	$1,280,086	$1,125,520	$1,023,452	$687,055	$1,241,613	$1,713,819	$77,790	$8,743,465
Less:
Allowance for credit losses									83,968
Loans, net									$8,659,497

6.Other Real Estate Owned
The following tables set forth activity in OREO for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$747	$1,118	$552	$6,019
Transfers in	475	—	1,033	386
Valuation adjustments	—	—	—	(195)
Proceeds from sale of OREO property	(681)	(588)	(1,026)	(6,382)
Gain on sale of OREO, net	82	95	64	797
Balance, end of period	$623	$625	$623	$625
At September 30, 2020, there were no foreclosed residential real estate properties held as OREO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $436 thousand.
7.Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2020 and concluded that there was no impairment.
The CDI is evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473	105,473	105,473
Accumulated amortization at beginning of period	(75,454)	(65,852)	(70,934)	(60,455)
CDI, net at beginning of period	30,019	39,621	34,539	45,018
CDI current period amortization	(2,193)	(2,632)	(6,713)	(8,029)
Total CDI, net at end of period	27,826	36,989	27,826	36,989
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	28,745	37,908	28,745	37,908
Total goodwill and other intangible assets at end of period	$794,587	$803,750	$794,587	$803,750

The following table provides the estimated future amortization expense of our CDI for the remaining three months ending December 31, 2020 and the succeeding four years:

Year ending December 31,
(in thousands)
2020	$2,012
2021	7,264
2022	5,880
2023	4,552
2024	3,432
8. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank that expires May 27, 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. There was no outstanding balance at both September 30, 2020 and December 31, 2019. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2020.
9.Derivatives, Hedging Activities and Balance Sheet Offsetting
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
With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $10.7 million reclassified as an increase to interest income.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2020 and December 31, 2019 was $575.4 million and $428.6 million, respectively. During the three and nine month periods ended September 30, 2020, mark-to-market losses of $2 thousand and $475 thousand, respectively, were recorded to “Other” noninterest expense. During the three months ended September 30, 2019, there was no mark-to-market gain or loss recorded. During the nine months ended September 30, 2019, there was a $2 thousand mark-to-market loss recorded to “Other” noninterest expense.

The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019:

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$35,668	Other assets	$14,727	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other assets	$53,202	Other assets	$19,144	Other liabilities	$53,677	Other liabilities	$19,145
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) at September 30, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
	(in thousands)
Interest rate collar	$(81)	$4,088	Interest income	$2,673	$76

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019

Interest rate collar	$26,744	$19,779	Interest income	$5,803	$76

The notional amount of the interest rate collar was $500.0 million at September 30, 2020. The cash flow hedge was determined to be effective during the periods presented and, as a result, qualifies for hedge accounting treatment.

The Company is party to interest rate swap contracts, interest rate collar and repurchase agreements that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty.

The following tables show the gross interest rate swap contracts, collar agreements and repurchase agreements in the Consolidated Balance Sheets and the respective collateral received or pledged in the form of cash or other financial instruments. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of over-collateralization are not shown.

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
September 30, 2020	(in thousands)
Assets
Interest rate swap contracts	$53,202	$—	$53,202	$—	$53,202
Interest rate collar	$35,668	$—	$35,668	$(35,668)	—
Liabilities
Interest rate swap contracts	$53,677	$—	$53,677	$(53,677)	$—
Repurchase agreements	$26,966	$—	$26,966	$(26,966)	$—

December 31, 2019
Assets
Interest rate swap contracts	$19,144	$—	$19,144	$—	$19,144
Interest rate collar	$14,727	$—	$14,727	$(14,727)	—
Liabilities
Interest rate swap contracts	$19,145	$—	$19,145	$(19,145)	$—
Repurchase agreements	$64,437	$—	$64,437	$(64,437)	$—
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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2020	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$26,966	$—	$—	$—	$26,966
Gross amount of recognized liabilities for repurchase agreements					26,966
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $27.0 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
10.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2021 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.

Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2020 and December 31, 2019, the Company’s loan commitments amounted to $3.79 billion and $2.67 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $30.3 million and $25.7 million at September 30, 2020 and December 31, 2019, respectively. In addition, there were $23 thousand commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at both September 30, 2020 and December 31, 2019.
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
11.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity as of September 30, 2020:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 23, 2020	$0.28	$0.22	February 5, 2020	February 19, 2020
April 30, 2020	$0.28	$—	May 14, 2020	May 28, 2020
July 23, 2020	$0.28	$—	August 5, 2020	August 19, 2020
Subsequent to quarter end, on October 29, 2020, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on November 25, 2020 to shareholders of record at the close of business on November 11, 2020.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three months ended September 30, 2020, the Company did not purchase any common shares. For the nine months ended September 30, 2020, the Company repurchased 731 thousand shares of common stock at an average price of $27.36 per share. The Company’s share repurchase authorization expired in May of 2020. For additional information, please see Note 16 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

12.Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended September 30, 2020	(in thousands)
Beginning balance	$155,403	$(3,815)	$29,489	$181,077
Other comprehensive loss before reclassifications	(1,442)	—	(62)	(1,504)
Amounts reclassified from accumulated other comprehensive income (2)	—	80	(2,052)	(1,972)
Net current-period other comprehensive income (loss)	(1,442)	80	(2,114)	(3,476)
Ending balance	$153,961	$(3,735)	$27,375	$177,601
Three Months Ended September 30, 2019
Beginning balance	$37,162	$(2,055)	$12,043	$47,150
Other comprehensive income before reclassifications	14,593	—	3,137	17,730
Amounts reclassified from accumulated other comprehensive income (2)	—	62	(58)	4
Net current-period other comprehensive income	14,593	62	3,079	17,734
Ending balance	$51,755	$(1,993)	$15,122	$64,884
Nine Months Ended September 30, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income before reclassifications	121,114	—	20,526	141,640
Amounts reclassified from accumulated other comprehensive income (2)	(191)	239	(4,454)	(4,406)
Net current-period other comprehensive income	120,923	239	16,072	137,234
Ending balance	$153,961	$(3,735)	$27,375	$177,601
Nine Months Ended September 30, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income before reclassifications	86,519	—	15,180	101,699
Amounts reclassified from accumulated other comprehensive loss (2)	(1,636)	184	(58)	(1,510)
Net current-period other comprehensive income	84,883	184	15,122	100,189
Ending balance	$51,755	$(1,993)	$15,122	$64,884
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2020	2019	2020	2019	Statement of Income
	(in thousands)
Unrealized gains on available for sale debt securities	$—	$—	$249	$2,132	Investment securities gains, net
	—	—	249	2,132	Total before tax
	—	—	(58)	(496)	Income tax provision
	$—	$—	$191	$1,636	Net of tax

Amortization of pension plan liability actuarial losses	$(104)	$(81)	$(311)	$(240)	Compensation and employee benefits
	(104)	(81)	(311)	(240)	Total before tax
	24	19	72	56	Income tax provision
	$(80)	$(62)	$(239)	$(184)	Net of tax

Unrealized gains from hedging instruments	$2,673	$76	$5,803	$76	Loans
	2,673	76	5,803	76	Total before tax
	(621)	(18)	(1,349)	(18)	Income tax provision
	$2,052	$58	$4,454	$58	Net of tax
13.Fair Value Accounting and Measurement
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
Interest rate contracts and the interest rate collar are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy

.The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
September 30, 2020	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,121,642	$—	$3,121,642	$—
Other asset-backed securities	293,024	—	293,024	—
State and municipal securities	557,444	—	557,444	—
U.S. government agency and government-sponsored enterprise securities	309,610	—	309,610	—
Total debt securities available for sale	$4,281,720	$—	$4,281,720	$—
Other assets:
Interest rate contracts	$53,202	$—	$53,202	$—
Interest rate collar	$35,668	$—	$35,668	$—
Liabilities
Other liabilities:
Interest rate contracts	$53,677	$—	$53,677	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2019	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,892,950	$—	$2,892,950	$—
Other asset-backed securities	196,050	—	196,050	—
State and municipal securities	488,802	—	488,802	—
U.S. government agency and government-sponsored enterprise securities	168,340	—	168,340	—
Total debt securities available for sale	$3,746,142	$—	$3,746,142	$—
Other assets:
Interest rate contracts	$19,144	$—	$19,144	$—
Interest rate collar	$14,727	$—	$14,727	$—
Liabilities
Other liabilities:
Interest rate contracts	$19,145	$—	$19,145	$—

Nonrecurring Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as collateral dependent loans. The following valuation techniques and inputs were used to estimate the fair value of collateral dependent loans and equity securities without readily determinable fair value.
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
Equity securities without readily determinable fair value - The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Our equity securities without readily determinable fair values consist of 77,683 Visa Class B shares. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. For additional information, please see Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of September 30, 2020, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity securities without readily determinable fair values	(in thousands)
Carrying value, beginning of period	$13,425	$—	$—	$—
Upward carrying value changes	—	—	13,425	—
Carrying value, end of period	$13,425	$—	$13,425	$—
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at September 30, 2020	Fair Value Measurements at Reporting Date Using			Gains During the Three Months Ended September 30, 2020	Losses During the Nine Months Ended September 30, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$11,899	$—	$—	$11,899	$(153)	$4,941

	Fair Value at September 30, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended September 30, 2019	Losses During the Nine Months Ended September 30, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$8,990	$—	$—	$8,990	$1,722	$3,299
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

	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$11,899	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (15.57%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of accounts receivable, fixed assets, inventory and real estate.

	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$8,990	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (42.09%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of cash, accounts receivable, fixed assets, inventory and real estate.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$193,823	$193,823	$193,823	$—	$—
Interest-earning deposits with banks	736,422	736,422	736,422	—	—
Debt securities available for sale	4,281,720	4,281,720	—	4,281,720	—
Equity securities without readily determinable fair values	13,425	13,425	—	—	13,425
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	24,407	24,407	—	24,407	—
Loans	9,531,979	9,980,912	—	—	9,980,912
Interest rate contracts	53,202	53,202	—	53,202	—
Interest rate collar	35,668	35,668	—	35,668	—
Liabilities
Time deposits	$337,228	$337,386	$—	$337,386	$—
FHLB advances	7,427	9,354	—	9,354	—
Repurchase agreements	26,966	26,966	—	26,966	—
Subordinated debentures	35,139	35,368	—	35,368	—
Interest rate contracts	53,677	53,677	—	53,677	—

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$223,541	$223,541	$223,541	$—	$—
Interest-earning deposits with banks	24,132	24,132	24,132	—	—
Debt securities available for sale	3,746,142	3,746,142	—	3,746,142	—
FHLB stock	48,120	48,120	—	48,120	—
Loans held for sale	17,718	17,718	—	17,718	—
Loans	8,659,497	8,883,865	—	—	8,883,865
Interest rate contracts	19,144	19,144	—	19,144	—
Interest rate collar	14,727	14,727	—	14,727	—
Liabilities
Time deposits	$400,070	$397,736	$—	$397,736	$—
FHLB advances	953,469	952,762	—	952,762	—
Repurchase agreements	64,437	64,437	—	64,437	—
Subordinated debentures	35,277	35,491	—	35,491	—
Interest rate contracts	19,145	19,145	—	19,145	—

14.Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company issues restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands except per share amounts)
Basic EPS:
Net income	$44,734	$50,727	$95,944	$148,322
Less: Earnings allocated to participating securities:
Nonvested restricted shares	164	358	487	1,204
Earnings allocated to common shareholders	$44,570	$50,369	$95,457	$147,118
Weighted average common shares outstanding	70,726	71,803	70,870	72,256
Basic earnings per common share	$0.63	$0.70	$1.35	$2.04
Diluted EPS:
Earnings allocated to common shareholders	$44,570	$50,369	$95,457	$147,118
Weighted average common shares outstanding	70,726	71,803	70,870	72,256
Dilutive effect of equity awards	36	—	36	1
Weighted average diluted common shares outstanding	70,762	71,803	70,906	72,257
Diluted earnings per common share	$0.63	$0.70	$1.35	$2.04
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	596	—	487	—
15.Revenue from Contracts with Customers
Revenue in the scope of Topic 606, Revenue from Contracts with Customers is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The vast majority of the Company’s revenue is specifically outside the scope of Topic 606. For in-scope revenue, the following is a description of principal activities, separated by the timing of revenue recognition from which the Company generates its revenue from contracts with customers.
a.Revenue earned at a point in time - Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, overdraft fees, interchange fees and foreign exchange transaction fees. Revenue is primarily based on the number and type of transactions and is generally derived from transactional information accumulated by our systems and is recognized immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is the principal in each of these contracts, with the exception of interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.
b.Revenue earned over time - The Company earns revenue from contracts with customers in a variety of ways where the revenue is earned over a period of time - generally monthly. Examples of this type of revenue are deposit account maintenance fees, investment advisory fees, merchant revenue and safe deposit box fees. Revenue is generally derived from transactional information accumulated by our systems or those of third-parties and is recognized as the related transactions occur or services are rendered to the customer.

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
Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$6,658	$9,015	$20,538	$27,030
Card revenue	3,834	4,006	10,431	11,431
Financial services and trust revenue	3,253	3,226	9,481	9,608
Total revenue from contracts with customers	13,745	16,247	40,450	48,069
Other sources of noninterest income	8,727	11,783	40,488	27,305
Total noninterest income	$22,472	$28,030	$80,938	$75,374

16.Subsequent Events
Stock Repurchase Program
On October 28, 2020, the board of directors approved a stock repurchase program to purchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million.
Interest rate collar
In January 2019, the Company entered into a $500.0 million notional interest rate collar with a five-year term. In October 2020, the collar was terminated and resulted in a $34.9 million realized gain that was recorded in other comprehensive income, net of deferred income taxes. The gain will amortize into interest income through February 2024 which is in line with the initial term of the interest rate collar. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.
Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature, as well as the continuing effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the factors set forth in the section titled “Risk Factors” in the Company’s Form 10-K, and Quarterly Reports on Form 10-Q, the following factors, among others, could cause actual results to differ materially from the anticipated results expressed or implied by forward-looking statements:
•national and global economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our ability to continue internal growth and maintain the quality of our earning assets;
•the markets where we operate and make loans could face challenges;
•the risks presented by the economy, which could adversely affect credit quality, collateral values, including real estate collateral, investment values, liquidity and loan originations and loan portfolio delinquency rates;
•the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure may not be realized;
•interest rate changes could significantly reduce net interest income and negatively affect asset yields and funding sources;
•the effect of the discontinuation or replacement of LIBOR;
•projected business increases following strategic expansion could be lower than expected;
•changes in the scope and cost of FDIC insurance and other coverages;
•the impact of acquired loans on our earnings;
•changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies could materially affect our financial statements and how we report those results, and expectations and preliminary analysis relating to how such changes will affect our financial results could prove incorrect;
•changes in laws and regulations affecting our businesses, including changes in the enforcement and interpretation of such laws and regulations by applicable governmental and regulatory agencies;
•competition among financial institutions and nontraditional providers of financial services could increase significantly;
•continued consolidation in the Northwest financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;
•the goodwill we have recorded in connection with acquisitions could become impaired, which may have an adverse impact on our earnings and capital;
•our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;
•any material failure or interruption of our information and communications systems;
•our ability to keep pace with technological changes;
•our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;
•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;
•the effect of geopolitical instability, including wars, conflicts and terrorist attacks;
•our profitability measures could be adversely affected if we are unable to effectively manage our capital;
•natural disasters, including earthquakes, tsunamis, flooding, fires and other unexpected events;
•the effect of COVID-19 and other infectious illness outbreaks that may arise in the future, which has created significant impacts and uncertainties in U.S. and global markets;
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, including with regard to COVID-19; and
•the effects of any damage to our reputation resulting from developments related to any of the items identified above.
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
COVID-19 Update
We continue to monitor the spread of COVID-19 in our communities and adapt to changes in guidance from local healthcare officials. The measures we have taken to mitigate opportunities for spread and provide a safe environment for our team members and clients have been effective.
Our response employs a multi-layered approach to safety that includes disinfecting protocols, social distancing and remote work options. Where practical, team members with underlying health conditions or those who are caretakers of family with underlying health conditions continue to work remotely. We continue to limit unnecessary travel and have broadly integrated the use of video conferencing as well as virtual collaboration and online learning tools to facilitate training and meetings as well as internal and client-facing events.
Branch lobbies across the footprint have remained open for standard business hours to serve clients throughout the quarter. Teams routinely carry out our safety protocols, which include disinfecting areas at regular intervals as well as maintaining social distancing and face covering requirements that meet or exceed the guidance issued by local and regional jurisdictions. The diligence of our team members and their commitment to the safety of their team members and clients has minimized the risk of spread in our facilities and helped us keep operating with minimal disruption.
We continue to support our team members throughout the pandemic by providing flexibility, regular communication and support resources. We communicate regularly with team members across the Bank to provide new information or updated guidance and to promote support resources available through our benefits offering. Throughout the summer our leaders prepared to support team members with school-aged children returning to distanced learning programs by providing a variety of flexible work options including temporary remote work assignments, shift changes, and other accommodations. These adjustments have afforded many team members the support needed to help ease the pressures of distanced learning requirements. Responding to these temporary challenges with a variety of flexible options while upholding client service standards has also allowed us to retain existing talent.
Our participation in the Small Business Administration’s (SBA) Paycheck Protection Program has entered a new phase as clients begin submitting requests for loan forgiveness. We began processing requests when the SBA formally opened their portal in mid-August. As of October 26th, we taken over 1,400 applications and approved/submitted nearly 850 of those to the SBA for more than $220.0 million. We continue to process requests on a daily basis, including those utilizing the SBA’s new simplified application for loans of $50,000 or less.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part II Item 1A “Risk Factors” of this report.

Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the third quarter of $44.7 million or $0.63 per diluted common share, compared to $50.7 million or $0.70 per diluted common share for the third quarter of 2019. Net interest income for the three months ended September 30, 2020 was $124.7 million, an increase of $2.3 million from the prior year period. The increase was primarily a result of a reduction in interest expense on deposits and FHLB advances partially offset by a decline in interest income on interest-earning assets.
The provision for credit losses for the third quarter of 2020 was $7.4 million compared to $299 thousand for the third quarter of 2019. The increase in provision expense for the third quarter of 2020 compared to one year ago was principally the result of COVID-19 and the 2020 downturn in the national and global economies.
Noninterest income for the current quarter was $22.5 million, a decrease of $5.6 million from the prior year period. The decrease was principally due to a decline in other noninterest income from a $5.9 million gain from the sale-leaseback of owned real estate during the third quarter of 2019. In addition, deposit account and treasury management fees decreased $2.4 million compared to the same quarter in 2019. These decreases in noninterest income were partially offset by an increase in loan revenue of $2.8 million, driven by higher mortgage banking revenue.
Total noninterest expense for the quarter ended September 30, 2020 was $85.1 million, a decrease of $2.0 million from the prior year period. This decrease was primarily driven by lower legal and professional fees and advertising and promotion expenses partially offset by an increase in other noninterest expense.
Comparison of current year-to-date to prior year period
The Company reported net income for the nine months ended September 30, 2020 of $95.9 million or $1.35 per diluted common share, compared to $148.3 million or $2.04 per diluted common share for the same period in 2019. Net interest income for the nine months ended September 30, 2020 was $369.0 million, an increase of $411 thousand from the prior year period. The drivers for the first nine months of 2020 were similar to the drivers for the quarterly comparison above. The increase was primarily a result of a reduction in interest expense on deposits and FHLB advances partially offset by a decline in interest income on interest-earning assets.
The provision for credit losses for the nine months ended September 30, 2020 was $82.4 million compared to a provision of $1.9 million for the first nine months of 2019. The increase in the provision for the first nine months of 2020 compared to the same period in 2019 was due to the ongoing COVID-19 pandemic which has negatively affected the economy and increased unemployment rates.
Noninterest income for the nine months ended September 30, 2020 was $80.9 million, an increase of $5.6 million from the prior year period. The increase was primarily due to a $16.4 million gain from the sale and upward adjustment to the carrying value of the Visa Class B restricted shares to the market price and an increase in loan revenue. These increases were partially offset by decreases in deposit account and treasury management fees and other noninterest income.
For the nine months ended September 30, 2020, noninterest expense was $250.2 million, a decrease of $8.3 million from $258.5 million for the same period in 2019. The decrease from the prior year period was driven by lower legal and professional fees and compensation and employee benefits expenses which were partially offset by higher other noninterest expense.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2020			2019
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,744,336	$106,945	4.37%	$8,694,592	$114,099	5.21%
Taxable securities	3,511,690	19,102	2.16%	2,654,490	16,457	2.46%
Tax exempt securities (2)	436,351	2,962	2.70%	447,723	3,235	2.87%
Interest-earning deposits with banks	800,058	203	0.10%	144,773	864	2.37%
Total interest-earning assets	14,492,435	129,212	3.55%	11,941,578	134,655	4.47%
Other earning assets	235,735			230,140
Noninterest-earning assets	1,237,315			1,288,056
Total assets	$15,965,485			$13,459,774
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	3,200,407	947	0.12%	2,589,390	2,840	0.44%
Interest-bearing demand	1,296,076	337	0.10%	1,049,833	438	0.17%
Savings accounts	1,072,472	36	0.01%	893,395	49	0.02%
Interest-bearing public funds, other than certificates of deposit	621,786	397	0.25%	602,674	2,879	1.90%
Certificates of deposit	336,954	288	0.34%	381,879	657	0.68%
Total interest-bearing deposits	6,527,695	2,005	0.12%	5,517,171	6,863	0.49%
FHLB advances and FRB borrowings	54,173	166	1.22%	400,956	2,569	2.54%
Subordinated debentures	35,161	468	5.30%	35,346	468	5.25%
Other borrowings and interest-bearing liabilities	42,090	19	0.18%	35,569	183	2.04%
Total interest-bearing liabilities	6,659,119	2,658	0.16%	5,989,042	10,083	0.67%
Noninterest-bearing deposits	6,790,790			5,151,596
Other noninterest-bearing liabilities	221,805			166,220
Shareholders’ equity	2,293,771			2,152,916
Total liabilities & shareholders’ equity	$15,965,485			$13,459,774
Net interest income (tax equivalent)		$126,554			$124,572
Net interest margin (tax equivalent)			3.47%			4.14%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $5.0 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively. The incremental accretion income on acquired loans was $1.7 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $622 thousand and $679 thousand for the three months ended September 30, 2020 and 2019, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020			2019
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,370,101	$322,347	4.60%	$8,568,746	$341,798	5.33%
Taxable securities	3,304,295	58,533	2.37%	2,599,595	49,790	2.56%
Tax exempt securities (2)	415,973	8,733	2.80%	470,987	10,426	2.96%
Interest-earning deposits with banks	458,987	480	0.14%	65,374	1,159	2.37%
Total interest-earning assets	13,549,356	$390,093	3.85%	11,704,702	$403,173	4.61%
Other earning assets	234,044			231,823
Noninterest-earning assets	1,256,525			1,266,392
Total assets	$15,039,925			$13,202,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	2,925,672	3,649	0.17%	2,571,722	8,321	0.43%
Interest-bearing demand	1,211,958	1,160	0.13%	1,063,678	1,230	0.15%
Savings accounts	982,507	117	0.02%	893,738	136	0.02%
Interest-bearing public funds, other than certificates of deposit	512,548	1,693	0.44%	380,853	4,831	1.70%
Certificates of deposit	351,973	1,122	0.43%	397,221	1,819	0.61%
Total interest-bearing deposits	5,984,658	7,741	0.17%	5,307,212	16,337	0.41%
FHLB advances and FRB borrowings	455,303	6,191	1.82%	500,448	9,962	2.66%
Subordinated debentures	35,207	1,404	5.33%	35,392	1,404	5.30%
Other borrowings and interest-bearing liabilities	41,706	178	0.57%	35,440	552	2.08%
Total interest-bearing liabilities	6,516,874	$15,514	0.32%	5,878,492	$28,255	0.64%
Noninterest-bearing deposits	6,073,718			5,069,629
Other noninterest-bearing liabilities	202,105			156,432
Shareholders’ equity	2,247,228			2,098,364
Total liabilities & shareholders’ equity	$15,039,925			$13,202,917
Net interest income (tax equivalent)		$374,579			$374,918
Net interest margin (tax equivalent)			3.69%			4.28%
__________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $12.5 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively. The incremental accretion income on acquired loans was $4.8 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.7 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.8 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest Income
Loans, net	$12,819	$(19,973)	$(7,154)
Taxable securities	4,842	(2,197)	2,645
Tax exempt securities	(81)	(192)	(273)
Interest-earning deposits with banks	820	(1,481)	(661)
Interest income	$18,400	$(23,843)	$(5,443)
Interest Expense
Deposits:
Money market accounts	$551	$(2,444)	$(1,893)
Interest-bearing demand	87	(188)	(101)
Savings accounts	8	(21)	(13)
Interest-bearing public funds, other than certificates of deposit	88	(2,570)	(2,482)
Certificates of deposit	(69)	(300)	(369)
Total interest on deposits	665	(5,523)	(4,858)
FHLB advances and FRB borrowings	(1,498)	(905)	(2,403)
Other borrowings and interest-bearing liabilities	41	(205)	(164)
Interest expense	$(792)	$(6,633)	$(7,425)

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

	Nine Months Ended September 30, 2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$30,186	$(49,637)	$(19,451)
Taxable securities	12,704	(3,961)	8,743
Tax exempt securities	(1,174)	(519)	(1,693)
Interest earning deposits with banks	1,298	(1,977)	(679)
Interest income	$43,014	$(56,094)	$(13,080)
Interest Expense
Deposits:
Money market accounts	1,016	(5,688)	(4,672)
Interest-bearing demand	158	(228)	(70)
Savings accounts	13	(32)	(19)
Interest-bearing public funds, other than certificates of deposit	1,277	(4,415)	(3,138)
Certificates of deposit	(190)	(507)	(697)
Total interest on deposits	2,274	(10,870)	(8,596)
FHLB advances and FRB borrowings	(836)	(2,935)	(3,771)
Other borrowings	120	(494)	(374)
Interest expense	$1,558	$(14,299)	$(12,741)
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.

Comparison of current quarter to prior year period
Net interest income for the third quarter of 2020 was $124.7 million, up from $122.5 million for the same quarter in 2019. The increase was primarily a result of a reduction in interest expense on deposits and FHLB advances partially offset by a decline in interest income on interest-earning assets. The reduction in deposit interest expense was due to the lower interest rate environment while the reduction in interest expense on FHLB advances was principally due to lower average balances of advances. Interest income from securities increased principally due to higher average balances. Partially offsetting these favorable changes to net interest income was a decline in loan interest income due to the lower rate environment.
The Company’s net interest margin (tax equivalent) decreased to 3.47% in the third quarter of 2020, from 4.14% for the prior year period. This decrease was driven by higher average interest-earning deposits with banks at an average rate of 10 basis points as well as lower rates on the loan and securities portfolios. The Company’s operating net interest margin (tax equivalent)(1) decreased to 3.46% from 4.12% during the third quarter of 2019. The decrease was due to the items previously noted for the decrease in the net interest margin.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2020 was $369.0 million, relative to $368.6 million for the prior year period. The year-to-date comparison results were similar to the third quarter comparison results as deposit interest expense declined due to the lower rate environment while the decrease in interest expense on FHLB advances was due to both a decline in interest rates and lower average advance balances. The increase in interest income from securities was principally due to higher average balances. Partially offsetting these favorable changes to net interest income was a decline in interest income from loans due to the low rate environment.
__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

The Company’s net interest margin (tax equivalent) decreased to 3.69% for the first nine months of 2020, from 4.28% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was a result of higher average interest-earning deposits with banks at an average rate of 14 basis points as well as lower rates on our loans and securities. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2020 was 3.69% compared to 4.28% for the nine months ended September 30, 2019. The decrease was due to the items previously noted for the decrease in the net interest margin.
Provision for Credit Losses
Comparison of current quarter to prior year period
During the third quarter of 2020, the Company recorded a $7.4 million net provision for credit losses, under the CECL methodology, compared to a $299 thousand net provision, under the previous ALLL methodology, during the third quarter of 2019. The increase in provision expense for the third quarter of 2020 compared to one year ago was principally the result of the COVID-19 pandemic and the downturn in the national and global economies as well as increased unemployment rates.
The net provision for credit losses recorded during the current quarter also included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration, and the size and composition of the loan portfolio and changes in the economic environment during the third quarter of 2020. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision for credit losses for the nine months ended September 30, 2020 was $82.4 million compared to $1.9 million during the same period in 2019. The increase in the provision for the first nine months of 2020 was due to the same factors discussed above for the quarterly provision for credit losses. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$6,658	$9,015	$(2,357)	(26)%	$20,538	$27,030	$(6,492)	(24)%
Card revenue	3,834	4,006	(172)	(4)%	10,431	11,431	(1,000)	(9)%
Financial services and trust revenue	3,253	3,226	27	1%	9,481	9,608	(127)	(1)%
Loan revenue	6,645	3,855	2,790	72%	16,842	9,840	7,002	71%
Bank owned life insurance	1,585	1,528	57	4%	4,799	4,644	155	3%
Investment securities gains, net	—	—	—	—	16,674	2,132	14,542	682%
Other	497	6,400	(5,903)	(92)%	2,173	10,689	(8,516)	(80)%
Total noninterest income	$22,472	$28,030	$(5,558)	(20)%	$80,938	$75,374	$5,564	7%

Comparison of current quarter to prior year period
Noninterest income was $22.5 million for the third quarter of 2020, compared to $28.0 million for the same period in 2019. The decrease was principally due to a $5.9 million gain from the sale-leaseback of owned real estate during the third quarter of 2019, included in other noninterest income in the table above. In addition, treasury management and overdraft fees decreased by $993 thousand and $921 thousand, respectively, compared to the same quarter in 2019. The decrease in overdraft fees was due to an overall decrease in the number of transactions during this pandemic time period as well as clients generally carrying higher cash balances in their deposit accounts. Partially offsetting these decreases in noninterest income was an increase in mortgage banking revenue of $2.3 million compared to the prior year period primarily due to a higher volume of mortgage loans originated and sold.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2020, noninterest income was $80.9 million compared to $75.4 million for the same period in 2019, an increase of $5.6 million. The increase was primarily due to the $16.4 million gain from the sale and write-up of Visa Class B restricted shares to fair value during the second quarter of 2020. Loan revenue increased during the first nine months of 2020 due to increases in investor premiums earned due to a higher volume of mortgage loan originations through our held for sale program and interest rate swap income. These increases were partially offset by the reduction in other noninterest expense due to the gain on the sale-leaseback of owned real estate in the third quarter of 2019 as stated above for the quarterly comparison. In addition, treasury management and overdraft fees declined due to the same reasons stated for the quarterly comparison above.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change (1)	2020	2019	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$55,133	$54,459	$674	1%	$156,018	$158,559	$(2,541)	(2)%
Occupancy	8,734	8,645	89	1%	26,743	26,166	577	2%
Data processing	4,510	5,102	(592)	(12)%	14,804	14,372	432	3%
Legal and professional fees	3,000	5,683	(2,683)	(47)%	8,585	16,810	(8,225)	(49)%
Amortization of intangibles	2,193	2,632	(439)	(17)%	6,713	8,029	(1,316)	(16)%
B&O taxes	1,559	1,325	234	18%	3,427	4,612	(1,185)	(26)%
Advertising and promotion	680	1,752	(1,072)	(61)%	2,822	3,596	(774)	(22)%
Regulatory premiums	826	(38)	864	N/M	1,894	1,902	(8)	—%
Net benefit of operation of OREO	(160)	(90)	(70)	78%	(348)	(682)	334	(49)%
Other	8,640	7,606	1,034	14%	29,561	25,140	4,421	18%
Total noninterest expense	$85,115	$87,076	$(1,961)	(2)%	$250,219	$258,504	$(8,285)	(3)%
__________
1) Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M”.
Comparison of current quarter to prior year period
Noninterest expense was $85.1 million for the third quarter of 2020, a decrease of $2.0 million from $87.1 million for the prior year period. This decrease was primarily driven by lower legal and professional fees which declined $2.7 million due to lower expenses tied to digital corporate initiatives while advertising and promotion expenses decreased $1.1 million. Partially offsetting these decreases was a $1.2 million increase in the provision for unfunded loan commitments compared to the third quarter of 2019 which is included in other noninterest expense in the table above.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2020, noninterest expense was $250.2 million, compared to $258.5 million for the same period in 2019, a decrease of $8.3 million. The decrease from the prior year period was driven by lower legal and professional fees and compensation and employee benefits expenses which were partially offset by higher other noninterest expense. Legal and professional fees were down compared to the same period in 2019 primarily due to lower expenses tied to digital corporate initiatives. The decrease in compensation and benefits was due to the deferral of labor costs related to the origination of PPP loans. These labor costs are deferred and amortized as a reduction in interest income over the life of the loan. This decrease was partially offset by increases in salaries and incentive and commission expenses. Partially offsetting these decreases to noninterest expense was an increase in the provision for unfunded loan commitments which is included in other noninterest expense in the table above.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Provision (recapture) for unfunded loan commitments	$800	$(400)	$4,600	$(750)
Income Taxes
We recorded an income tax provision of $9.9 million for the third quarter of 2020, compared to a provision of $12.4 million for the same period in 2019, with effective tax rates of 18% and 20% for the third quarter of 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, we recorded income tax provisions of $21.4 million and $35.3 million, respectively, with effective tax rates of 18% for the current year and 19% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2019.
FINANCIAL CONDITION
Total assets were $16.23 billion at September 30, 2020, an increase of $2.15 billion from December 31, 2019. Cash and cash equivalents increased $682.6 million. Loans increased $945.5 million during the first nine months of 2020, which was primarily the result of new loan production, supplemented by PPP loans, partially offset by a decrease in line utilization and loan payments. Debt securities available for sale were $4.28 billion at September 30, 2020, an increase of $535.6 million from December 31, 2019. Total liabilities were $13.93 billion as of September 30, 2020, an increase of $2.01 billion from December 31, 2019. The increase was primarily due to an increase in deposits driven by PPP loan funds being deposited into our clients’ deposit accounts, partially offset by a decrease in FHLB advances.
Investment Securities
At September 30, 2020, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $4.28 billion compared to $3.75 billion at December 31, 2019. The increase in the debt securities portfolio from year-end is due to $997.0 million in purchases and $157.5 million in net unrealized gain, offset by $600.6 million in maturities, repayments and sales and $18.3 million in premium amortization. The average duration of our debt securities investment portfolio was approximately 4 years and 6 months at September 30, 2020. This duration takes into account calls, where appropriate and consensus prepayment speeds.
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

The Company performs a quarterly assessment of the debt securities available for sale in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their amortized cost basis has resulted in a credit loss. A credit loss exists when it becomes probable that the Company will be unable to recover the entire amortized cost basis of its investment. The Company’s impairment assessment takes into consideration factors such as defaults or deferrals of scheduled interest or principal, external credit ratings and recent downgrades, internal assessment of credit quality and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is determined to result in a credit loss, an allowance is recorded.
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
At September 30, 2020, the market value of debt securities available for sale had a net unrealized gain of $200.6 million compared to a net unrealized gain of $43.0 million at December 31, 2019. The change in valuation was the result of fluctuations in market interest rates during the nine months ended September 30, 2020. At September 30, 2020, the Company had $604.2 million of debt securities available for sale with gross unrealized losses of $5.1 million; however, we did not consider these investment securities to have an indicated credit loss.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,121,642	$2,892,950
Other asset-backed securities	293,024	196,050
State and municipal securities	557,444	488,802
U.S. government agency and government-sponsored enterprise securities	309,610	168,340
Total debt securities available for sale	$4,281,720	$3,746,142
Equity securities	13,425	—
Total investment securities	$4,295,145	$3,746,142
For further information on our investment portfolio and equity securities transactions, see Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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

	September 30, 2020	% of Total	December 31, 2019	% of Total
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,027,035	41.5%	$3,945,853	45.1%
Commercial business	3,836,009	39.6%	2,989,613	34.2%
Agriculture	850,290	8.8%	765,371	8.8%
Construction	273,176	2.8%	361,533	4.1%
Consumer loans:
One-to-four family residential real estate	665,432	6.9%	637,325	7.3%
Other consumer	37,005	0.4%	43,770	0.5%
Total loans	$9,688,947	100.0%	$8,743,465	100.0%
Loans held for sale	$24,407		$17,718
Total loans increased $945.5 million from year-end 2019. This increase includes $953.2 million of PPP loans, net of $17.1 million in net deferred fees at September 30, 2020. The PPP loans were originated to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. To further assist our borrowers, the Company also offered loan deferrals to support borrowers during the COVID-19 pandemic.
The following table provides additional detail related to the Company’s COVID-19 deferrals:

	June 30, 2020	Ended (1)	Re-deferral	New Deferral	September 30, 2020	% Change
	(dollars in thousands)
Number of deferrals	3,050	(3,006)	29	30	103	(96.6)%
Balance of deferrals (2)	$1,595,615	$(1,593,498)	$64,815	$47,440	$114,372	(92.8)%
__________
1) Ended includes re-deferrals that have ended.
2) Balance of deferrals are gross of unearned income.

The following table provides additional detail related to the net discount of acquired and purchased loans by acquisition:

	September 30, 2020	December 31, 2019
	(in thousands)
Acquisition:
Pacific Continental	$9,499	$13,314
Intermountain	1,294	1,614
West Coast	1,904	2,675
Other	2,388	(1,378)
Total net discount at period end	$15,085	$16,225
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial loans:
Commercial real estate	$10,362	$3,799
Commercial business	19,313	20,937
Agriculture	14,913	5,023
Construction	217	—
Consumer loans:
One-to-four family residential real estate	2,405	3,292
Other consumer	21	9
Total nonaccrual loans	47,231	33,060
OREO and OPPO	623	552
Total nonperforming assets	$47,854	$33,612

Loans, net of unearned income	$9,688,947	$8,743,465
Total assets	$16,233,424	$14,079,524

Nonperforming loans to period-end loans	0.49%	0.38%
Nonperforming assets to period-end assets	0.29%	0.24%
At September 30, 2020, nonperforming assets were $47.9 million, compared to $33.6 million at December 31, 2019. Nonperforming assets increased $14.2 million during the nine months ended September 30, 2020, primarily due to a $9.9 million increase in nonaccrual agriculture loans and a $6.6 million increase in nonaccrual commercial real estate loans. For information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
At September 30, 2020, our ACL was $157.0 million, or 1.62% of total loans (excluding loans held for sale). This compares with an ALLL of $84.0 million, or 0.96% of total loans (excluding loans held for sale) at December 31, 2019 and an ALLL of $82.7 million or 0.94% of total loans (excluding loans held for sale) at September 30, 2019. The increase was primarily the result of COVID-19 and the 2020 downturn in the national and global economies as well as increased unemployment rates. The ACL at September 30, 2020 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.

The following table provides an analysis of the Company’s ACL at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Beginning Balance	$151,546	$80,517	$83,968	$83,369
Impact of adopting ASC 326	—	—	1,632	—
Charge-offs:
Commercial loans:
Commercial real estate	—	(466)	(101)	(1,708)
Commercial business	(3,164)	(2,623)	(10,290)	(8,445)
Agriculture	(1,269)	(55)	(5,995)	(194)
Construction	—	(17)	—	(232)
Consumer loans:
One-to-four family residential real estate	(16)	(202)	(26)	(1,004)
Other consumer	(133)	(9)	(599)	(64)
Total charge-offs	(4,582)	(3,372)	(17,011)	(11,647)
Recoveries:
Commercial loans:
Commercial real estate	65	1,731	92	2,801
Commercial business	1,124	349	2,795	1,368
Agriculture	27	67	69	189
Construction	11	2,555	688	3,329
Consumer loans:
One-to-four family residential real estate	1,301	440	2,005	1,224
Other consumer	76	74	330	148
Total recoveries	2,604	5,216	5,979	9,059
Net (charge-offs) recoveries	(1,978)	1,844	(11,032)	(2,588)
Provision for credit losses	7,400	299	82,400	1,879
Ending balance	156,968	82,660	156,968	82,660
Total loans, net at end of period, excluding loans held for sale	$9,688,947	$8,756,355	$9,688,947	$8,756,355
ACL to period-end loans	1.62%	0.94%	1.62%	0.94%
Allowance for unfunded commitments and letters of credit
Beginning Balance	$8,800	$3,980	$3,430	$4,330
Impact of adopting ASC 326	—	—	1,570	—
Net changes in the allowance for unfunded commitments and letters of credit	800	(400)	4,600	(750)
Ending balance	$9,600	$3,580	$9,600	$3,580

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
In addition, we have a shelf registration statement on file with the SEC registering an unspecified amount of any combination of debt or equity securities, depository shares, purchase contracts, units and warrants in one or more offerings. Specific information regarding the terms of and the securities being offered will be provided at the time of any offering. Proceeds from any future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any offering.
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits increased $2.9 billion from December 31, 2019. The addition of PPP loans during the second quarter had a notable impact on our deposits, as our clients deposited these funds into their deposit accounts. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2020, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $616.9 million, or 4.5% of total deposits, compared to $329.5 million or 3.1% at year-end 2019. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Demand and other noninterest-bearing	$6,897,054	50.7%	$5,328,146	49.9%
Money market	2,708,949	19.9%	2,322,644	21.7%
Interest-bearing demand	1,322,618	9.7%	1,150,437	10.8%
Savings	1,109,155	8.2%	882,050	8.3%
Interest-bearing public funds, other than certificates of deposit	635,980	4.7%	301,203	2.8%
Certificates of deposit, less than $250,000	204,578	1.5%	218,764	2.0%
Certificates of deposit, $250,000 or more	105,041	0.8%	151,995	1.4%
Certificates of deposit insured by CDARS®	22,609	0.2%	17,065	0.2%
Brokered certificates of deposit	5,000	—%	12,259	0.1%
Reciprocal money market accounts	589,276	4.3%	300,158	2.8%
Subtotal	13,600,260	100.0%	10,684,721	100.0%
Valuation adjustment resulting from acquisition accounting	—		(13)
Total deposits	$13,600,260		$10,684,708

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At September 30, 2020, we had FHLB advances of $7.4 million compared to $953.5 million at December 31, 2019.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2020 and December 31, 2019, we had deposit customer sweep-related repurchase agreements of $27.0 million and $64.4 million, respectively, which mature on a daily basis.
Subordinated debentures are another source of funding. The Company assumed $35.0 million in aggregate principal amount with its acquisition of Pacific Continental on November 1, 2017. These subordinated debentures, which are unsecured, are callable on June 30, 2021 and have a stated maturity date of June 30, 2026.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At both September 30, 2020 and December 31, 2019, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2020.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2020, we had commitments to extend credit of $3.82 billion compared to $2.70 billion at December 31, 2019.
Capital Resources
Shareholders’ equity at September 30, 2020 was $2.30 billion, compared to $2.16 billion at December 31, 2019. Shareholders’ equity was 14% and 15% of total period-end assets at September 30, 2020 and December 31, 2019, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2019 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of September 30, 2020, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at September 30, 2020 and December 31, 2019.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, capital ratios and amounts as of September 30, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary at September 30, 2020 and December 31, 2019:

	Company		Columbia Bank
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
CET1 risk-based capital ratio	12.61%	12.45%	12.83%	12.46%
Tier 1 risk-based capital ratio	12.61%	12.45%	12.83%	12.46%
Total risk-based capital ratio	14.18%	13.60%	14.08%	13.29%
Leverage ratio	8.89%	10.17%	9.14%	10.22%
Capital conservation buffer	6.18%	5.60%	6.08%	5.29%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2019, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase price of $100.0 million. The share repurchase authorization expired in May of 2020. There were no share repurchases during the three months ended September 30, 2020. The Company repurchased 731 thousand shares of common stock totaling $20.0 million during the nine months ended September 30, 2020. For additional information, please see Note 16 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$126,554	$124,572	$374,579	$374,918
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans (2)	(1,665)	(2,072)	(4,831)	(6,770)
Premium amortization on acquired securities	701	1,386	2,803	4,816
Interest reversals on nonaccrual loans	393	174	1,854	1,462
Operating net interest income (tax equivalent) (1)	$125,983	$124,060	$374,405	$374,426
Average interest earning assets	$14,492,435	$11,941,578	$13,549,356	$11,704,702
Net interest margin (tax equivalent) (1)	3.47%	4.14%	3.69%	4.28%
Operating net interest margin (tax equivalent) (1)	3.46%	4.12%	3.69%	4.28%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.8 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and an addition to net interest income of $5.6 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively.
(2) Beginning January 2020, incremental accretion income on PCI loans is no longer presented separate from incremental accretion income on other acquired loans. Prior period amounts have been reclassified to conform with current period presentation.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Basis risk—Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.
Yield curve risk—Yield curve risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.
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
We maintain an Asset/Liability Management Committee which is responsible for developing, monitoring and reviewing asset/liability processes, interest rate risk exposures, strategies and tactics. The Asset/Liability Management Committee reports on a periodic basis to our board of directors. It is the responsibility of management to execute the approved policies, develop and implement risk management strategies and to report to the board of directors on a regular basis.
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
Based on the results of the simulation model as of September 30, 2020, we would expect decreases in net interest income of $7 million and $21 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $4 million and $32 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
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

Item 4.CONTROLS AND PROCEDURES
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
Item 1.LEGAL PROCEEDINGS
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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2020:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan
7/1/2020 - 7/31/2020	193	$29.09	—	—
8/1/2020 - 8/31/2020	331	29.19	—	—
9/1/2020 - 9/30/2020	92	25.42	—	—
	616	$28.60	—
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of shares of common stock to pay the shareholders’ withholding taxes.
Item 3.DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
None.

Item 6.EXHIBITS

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

COLUMBIA BANKING SYSTEM, INC.

Date:	November 5, 2020	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2020	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2020	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)