Form 10-K
period 2020-12-31
COLUMBIA BANKING SYSTEM, INC.
filed 2021-02-26
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-20288
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2020 was $2,017,703,718 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2021 was 71,633,149.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2021 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2020

i

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

401(k) Plan	401(k) and Profit Sharing Plan	FHLB	Federal Home Loan Bank of Des Moines
ACH	Automated Clearing House	FINRA/SIPC	Financial Industry Regulatory Authority/Securities Investor Protection Corporation
ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank
AFS	Available-for-Sale	GAAP	Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GDP	Gross Domestic Product
ASC	Accounting Standards Codification	IDI	Insured Depository Institutions
ASU	Accounting Standards Update	Intermountain	Intermountain Community Bancorp
ATM	Automated Teller Machine	Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
B&O	Business and Occupation	IRA	Individual Retirement Account
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	IRS	Internal Revenue Service
Basel Committee	Basel Committee on Banking Supervision	KBW	Keefe, Bruyette & Woods
BHCA	Bank Holding Company Act of 1956	LIBOR	London Interbank Offering Rate
BOLI	Bank Owned Life Insurance	LLC	Limited Liability Company
BSA	Bank Secrecy Act	N/A	Not applicable
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank	NASDAQ	National Association of Securities Dealers Automated Quotations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	N/M	Not Meaningful
CDI	Core Deposit Intangible	NOL	Net Operating Loss
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CDARS®	Certificate of Deposit Account Registry Service	OPPO	Other Personal Property Owned
CEO	Chief Executive Officer	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	Pacific Continental	Pacific Continental Corporation
CFO	Chief Financial Officer	Patriot Act	Includes 2006 amendments to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 which was intended to combat terrorism.
CFPB	Consumer Financial Protection Bureau	PCI	Purchased Credit Impaired
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PPP	Paycheck Protection Program
COVID-19	Novel Coronavirus	PPPLF	Paycheck Protection Program Liquidity Facility
CRA	Community Reinvestment Act of 1977	RSA	Restricted Stock Award
DIF	Deposit Insurance Fund	RSU	Restricted Stock Unit
DCF	Discounted Cash Flow	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings Per Share	SERP	Supplemental Executive Retirement Plan
ESP Plan	Employee Stock Purchase Plan	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	SOX	Sarbanes-Oxley Act of 2002
FDIA	Federal Deposit Insurance Act	Unit Plans	Supplemental compensation arrangements
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
Federal Reserve	Board of Governors of the Federal Reserve System	West Coast	West Coast Bancorp

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
•results of operations following strategic expansion, including the impact of acquired loans on our earnings, could differ from expectations;
•changes in the scope and cost of FDIC insurance and other coverages;
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
•increased competition among financial institutions and nontraditional providers of financial services;
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
•inability to keep pace with technological changes;
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
The vast majority of Columbia Bank’s loans and deposits are within its service areas in Washington, Oregon and Idaho. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Financial Regulation, and the Idaho Department of Finance. Although Columbia Bank is not a member of the Federal Reserve System, the Federal Reserve has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Having celebrated our 27th anniversary in 2020, our goal is to continue to be a leading Northwest regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for exceptional customer satisfaction in order to be recognized as the bank of choice for individual and business customers in all markets we serve.
We have established a network of 145 branches in Washington, Oregon and Idaho as of December 31, 2020, from which we intend to grow market share. We operate 70 branches in 21 counties in the state of Washington, 60 branches in 16 counties in Oregon and 15 branches in 11 counties in Idaho.
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
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diversified loan and deposit portfolio. We continue to build our strong deposit base, expanding total revenue and controlling expenses in an effort to gain operational efficiencies and increase our return on average tangible equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our diverse products, our strategic branch locations and the long-standing community presence of our managers and staff, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments and other financial services. We are dedicated to increasing market share in the communities we serve by continuing to leverage our existing branch network and considering business combinations that are consistent with our expansion strategy throughout the Northwest and beyond. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.

Products & Services

We place the highest priority on customer service and assist our clients in making informed decisions when selecting from the products and services we offer. We continually review our product and service offerings to ensure that we provide our customers with the tools to meet their financial needs. A more complete listing of all the services and products available to our customers can be found on our website: www.columbiabank.com (information contained on our website is not incorporated by reference into this report). Some of the core products and services we offer include:

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
Merchant Card Services
We partner with Worldpay to provide businesses with a broad range of payment acceptance solutions to meet their customer’s needs. Our Merchant Card Services provides businesses with sophisticated technology, competitive pricing and best-in-class service for their merchant needs.
International Banking
Columbia’s International Banking Department offers a range of financial services to help our business customers explore global markets and conduct international trade smoothly and expediently. We are proud to provide small and mid-size businesses with the same caliber of expertise and personalized service that national banks usually limit to large businesses. Our experience with foreign currency exchange, letters of credit, foreign collections and trade finance services can help companies open the door to new markets and suppliers.
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
Financial Services solutions include:
• Financial Planning: Asset Allocation, Net Worth Analysis, Estate Planning & Preservation(2), Education Funding and Wealth Transfer.
•Wealth Management: Professional Asset Management, Tailored Investment Strategies and Professional Money Managers.
•Insurance Solutions: Long-Term Care and Life and Disability Insurance.
•Individual Retirement Solutions: Retirement Planning, Retirement Income Strategies and Traditional and Roth IRAs.
•Business Solutions: Business Retirement Plans, Key Person Insurance, Business Succession Planning and Deferred Compensation Plans.
Private Banking
Columbia Private Banking offers affluent clientele and their businesses complex financial solutions, such as deposit and treasury management services, credit services and wealth management strategies. Each private banker coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.

__________
(1)Securities and insurance products are offered through Cetera Investment Services LLC (doing insurance business in California as CFGIS Insurance Agency), member FINRA/SIPC. Advisory services are offered through Cetera Investment Advisers LLC. Neither firm is affiliated with the financial institution where investment services are offered.
* Investment products are not FDIC insured * No bank guarantee * Not a deposit * Not insured by any federal government agency * May lose value.
(2)For a comprehensive review of your personal situation, always consult a tax or legal advisor. Neither Cetera, nor any of its representatives may give legal or tax advice.

Trust and Investment Services: Through our Columbia Trust Company subsidiary, we offer a wide range of high quality fiduciary, investment and administrative trust services, coupled with local, personalized attention to the unique requirements of each trust. Services include Personal Trusts, Special Needs (Supplemental) Trusts, Estate Settlement Services, Investment Agency and Charitable Management Services. A more complete listing of all the services and products available to our customers can be found on Columbia Trust’s website: www.columbiatrustcompany.com (information contained on Columbia Trust’s website is not incorporated by reference into this report).
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
Human Capital
At Columbia Bank, we strive to recruit high-performing talent by providing competitive compensation packages. We emphasize a culture of kindness and positivity, encouraging behaviors consistent with our Do RIGHT1 values and promoting strong personal relationships. We seek to create a workplace where employees care about the person next to them, where they root for the client down the street and where they do not just want the best for their community – they also participate in making it happen.
Effective January 1, 2020, we added a Chief Marketing & Experience Officer to the Company’s executive team whose focus is to assist and enhance the overall employee experience – from recruitment through retirement. We strongly believe that our success depends on employees understanding how their work contributes to our overall strategy. Open and direct communication is encouraged through a variety of channels including quarterly all-company CEO update calls, frequent email communications, our internal intranet and employee engagement surveys.
Our continued commitment to employees is demonstrated by Columbia Bank’s being honored as a Best Place to Work across our footprint in Washington, Oregon and Idaho. Columbia Bank has been named one of Washington’s Best Places to Work by Puget Sound Business Journal for 13 of the last 14 years. In addition, Columbia has been named a Top Place to Work in Oregon and SW Washington by The Oregonian and one of the Best Places to Work in Idaho according to Populus Marketing Research.
Demographics: As of December 31, 2020 the company employed 2,187 full and part-time employees. None of these employees is represented by a collective bargaining agreement. During fiscal year 2020, we hired 423 employees. Our voluntary turnover rate was 18.3% in 2020, which compares to 19.6% in 2019.
Diversity, Equity and Inclusion: Columbia Bank promotes diversity and equity and fosters an inclusive work environment that supports our workforce and the communities we serve. Our goal is to recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to comply with all laws applicable to discrimination in the workplace. We continue to enhance our diversity, equity and inclusion policies, which are guided by our executive leadership team. We have partnerships with Circa, Bankwork$ and Hiring our Heroes to engage and attract underserved talent populations.
Since 2019, we have engaged with third party consulting firms to expand our diversity, equity and inclusion practices throughout the bank, which has included training for our board and executive teams and multiple executive management listening sessions with employees who identify as persons of color as well as women. We are committed to further expansion and deepening of our diversity, equity and inclusion program and practices in 2021.

1 The Do RIGHT values consist of:
R: Build enduring RELATIONSHIPS with clients and each other
I: Drive INNOVATION that simplifies life and work
G: Seek continuous GROWTH in your personal and professional development
H: Commit with HEART to serve others
T: Extend TRUST in order to receive it

Compensation and Benefits: We value our employees and pride ourselves on providing a professional work environment accompanied by comprehensive pay and benefit programs. We are committed to providing flexible and value-added benefits to our employees through a “Total Compensation Philosophy” which includes salary, bonus and equity award opportunities, profit sharing and 401k match funding. We provide a complete benefit suite including a variety of medical and dental plans, health savings plans, flexible spending accounts, life insurance and an employee stock purchase plan that allows all employees the opportunity to purchase company stock at a discount. We respect our employee’s personal time needs offering paid time-off for vacation, illness and life events. If desired, employees also have the option to purchase up to an extra week of vacation each year. In addition, to empower and encourage employees to make a personal difference in the communities where they live and work, Columbia Bank offers up to 40 hours a year of paid volunteer time.
Professional Development & Learning: We strongly encourage and support continuous learning and development, and we invest in all our employees by providing educational opportunities through internal and external sources. These include, but are not limited to, job-specific training, compliance updates, safety and security protocols, and information on new product and service offerings. Additionally, we have a robust leadership development and succession-planning program that includes leadership excellence programs through action learning, on-the-job-training, and focused individual development plans. We are an industry leader in offering an internal coaching program, provided by our internal International Coaching Federation Professional certified coaches. In response to the impact of COVID-19 in 2020, we leveraged virtual training to continue offering robust training both internally and through industry and professional associations.
Workplace Safety & Wellness: Columbia Bank has detailed policies and plans in place to respond to physical threats and related risks in the workplace. While COVID-19 amplified the focus on safety and wellness, Columbia Bank was able to leverage existing policies and resources to support both physical and mental health for all employees. This included an employee assistance program, a health advocate program and different channels for speaking with medical professionals such as 98point6, Doctor on Demand, Talkspace, Care Chat and enhanced access to E-visits, video visits and access to consulting nurses.
With regard to COVID-19, we had a phased, detailed and well-tested pandemic plan in place and began executing the first phase in the first quarter of 2020. We have followed that plan, escalating our response at predetermined trigger points. This included moving employees capable of working from home to remote work and implementing social distancing and cleaning protocols that adhere to Center for Disease Control recommendations in all of our facilities, as well as complying with individual state restrictions. We implemented a premium-pay structure for front-line, non-exempt employees for a defined period early on during the pandemic.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States SEC. The public may obtain copies of these reports and any amendments at the SEC’s website: www.sec.gov.
 Additionally, reports filed with the SEC can be obtained free of charge through our website at www.columbiabank.com. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with the SEC. We also make available on that website our Code of Ethics for Senior Financial Officers, our Corporate Governance Policy, and the charters for certain committees of our Board of Directors. Any changes to or waiver of our Code of Ethics for Senior Financial Officers, will be posted on that website. Information contained on our website is not incorporated by reference into this report.
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
Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In addition, under the Bank Merger Act of 1960, as amended, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with other laws, including fair housing and consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
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

Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, OCC or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of such transactions. The Bank received a rating of “outstanding” in its most recently completed CRA examination (for the period of April 1, 2017 through May 4, 2020). In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulations. The effects on the Company of any potential change to the CRA rules will depend on the final form of any Federal Reserve rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to CRA regulations.
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
Dividends
Columbia is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, Columbia is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. A significant portion of our income comes from dividends from the Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Washington law regarding the level of dividends that it may pay to the Company. Washington law limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency.
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor the capital adequacy of the Bank. The Capital Rules are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee. As of December 31, 2020, we and the Bank met all capital adequacy requirements under the Capital Rules, as described below.
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
The Capital Rules also require an institution to establish a capital conservation buffer of CET1 in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).
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
In addition, the Company and the Bank are subject to the final rule adopted by the Federal Reserve, OCC and FDIC in July 2019 relating to simplifications of the capital rules applicable to non-advanced approaches banking organizations. These rules became effective for the Company on April 1, 2020 and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The standards are commonly referred to as “Basel IV.” Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. In July 2020, the Basel Committee finalized further revisions to the framework for credit valuation adjustment risk, which are intended to align that framework with the market risk framework. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approach institutions. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
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
As of December 31, 2020, we and the Bank met the capital requirements to be well-capitalized with CET1 capital ratios of 12.88% and 13.08%, respectively, Tier 1 capital ratios of 12.88% and 13.08%, respectively, total capital ratios of 14.45% and 14.33%, respectively, and Tier 1 leverage ratios of 8.86% and 9.08%, respectively.
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
On December 15, 2020, the FDIC issued a final rule intended to modernize its brokered deposit regulations in light of modern deposit-taking methods. The final rule establishes a new framework for certain provisions of the “deposit broker” definition and amends the FDIC’s interest rate methodology for calculating the national rate, the national rate cap, and the local market rate cap. The final rule will become effective on April 1, 2021 with an extended compliance date of January 1, 2022.
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
Financial Privacy
Under the Gramm-Leach-Bliley Act of 1999, as amended, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third-parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. The financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third-parties.
In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. Similar laws may in the future be adopted by states where the Company does business. Furthermore, privacy and data protection areas are expected to receive further attention at the federal level. The potential effects of state or federal privacy and data protection laws on the Company’s business cannot be determined at this time, and will depend both on whether such laws are adopted by states in which the Company does business and/or at the federal level and the requirements imposed by any such laws.
Cybersecurity
The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would address five categories of cyber standards which include (i) cyber risk governance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the Federal Reserve will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which the Company operates.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In December 2020, the U.S. federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as the Company, and an FDIC-supervised insured depository institution, such as the Bank, would be required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects on the Company and the Bank will depend on the final form of the rule and how it is implemented.
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
Interchange Fees
The Company is subject to rules governing interchange fees establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
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

ITEM 1A.RISK FACTORS
The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition and future results.
Risks Relating to our Operations

Our business, financial condition, liquidity and results of operations have been, and may in the future be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may in the future adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, including the widespread availability, use and effectiveness of a vaccine, which are highly uncertain and cannot be predicted.
While financial markets have rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted at the end of the year, including (i) muted levels of business activity across many sectors of the economy, relatively weak consumer confidence and high unemployment; (ii) elevated levels of market volatility; (iii) the federal funds rate and yields on U.S. Treasury securities near zero; (iv) heightened credit risk with regard to industries that have been most severely impacted by the pandemic; and (v) higher cyber security, information security and operational risks as a result of work-from-home arrangements. Depending on the duration and severity of the COVID-19 pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur.
Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity. We also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on economic and market conditions.
The length of the pandemic and the efficacy of the extraordinary measures that have been put in place to address it are unknown. Until the pandemic subsides, we may experience draws on lines of credit, reduced revenues in our wealth management businesses and increased client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section or in the “Risk Factors” section of any subsequent Quarterly Report on Form 10-Q.
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
We have in the past sought, and expect in the future to continue to seek, to grow our business by acquiring other businesses. Our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
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
Furthermore, notwithstanding our prior acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive and other factors. Among other things, acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies. In addition, the Northwest is experiencing intensified consolidation and we face significant competition from numerous other financial services institutions for attractive acquisition candidates, and many of these competitors have greater financial resources than we do.
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
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, DCF, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-downs, which could have a material adverse impact on our earnings and shareholders’ equity.
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
We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These risks have increased in light of work-from-home arrangements implemented in response to the COVID-19 pandemic.
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

Interest Rate and Credit Risks
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
Substantially all of our loan and deposit customers are businesses and individuals in Washington, Oregon and Idaho, and soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•collateral for loans made may decline in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•certain securities within our investment portfolio could require an allowance for credit losses, requiring a write-down through earnings to fair value, thereby reducing equity;
•low- cost or noninterest-bearing deposits may decrease; and
•demand for our loan and other products and services may decrease.
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
As of December 31, 2020, 56% of our total gross loans were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
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

We have adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments effective January 1, 2020. This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit. This standard changes the prior incurred loss model for recognizing credit losses, and adoption of the new standard requires us to increase our allowance, and may greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance.
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
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, thereby adversely affecting our income. Moreover, nonaccrual loans increase our loan administration costs. Assets acquired by foreclosure or similar proceedings are recorded at fair value less estimated costs to sell. The valuation of these foreclosed assets is periodically updated and resulting losses, if any, are charged to earnings in the period in which they are identified. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience increases in nonperforming loans in the future.
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
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, the benchmark administrator for the U.S. Dollar LIBOR announced a proposal to extend the publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. It is unclear whether, at that time, LIBOR will continue to be viewed as an acceptable market benchmark, or what rate or rates may become acceptable alternatives to or replacements for LIBOR. If LIBOR ceases to be recognized as an acceptable benchmark or to exist or if an alternative rate or rates become accepted alternatives or replacements for LIBOR, interest rates on our loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the SOFR as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
Our business depends on our ability to successfully manage credit risk.
The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we increase our ACL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be required, in the future, to recognize a credit loss with respect to investment securities.
Our securities portfolio currently includes securities with unrecognized losses. As of December 31, 2020, gross unrealized losses in our securities portfolio were $7.3 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any securities with an associated credit loss each reporting period, as required by GAAP in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize credit losses with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
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
Funding and Liquidity Risks
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
Legal, Accounting and Compliance Risks
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
If we fail to maintain appropriate levels of capital or liquidity, we could become subject to formal or informal enforcement actions that may impose restrictions on our business, including limiting our lending activities or our ability to expand, requiring us to raise additional capital (which may be dilutive to shareholders) or requiring regulatory approval to pay dividends or otherwise return capital to shareholders. We also face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modifications of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our business or profitability.

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
Further, the impairment allowance measured under the CECL model will differ from the impairment allowance measured under the Company’s prior incurred loss model. To initially apply the amendments, the Company recorded a cumulative-effect adjustment to its Consolidated Balance Sheet as of January 1, 2020 (a modified retrospective approach). The adoption of the standard has resulted in an overall increase in the allowance for credit losses. It is also possible that the Company’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.
Risks Relating to Markets and External Events
National and global economic and other conditions could adversely affect our future results of operations or market price of our stock.
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates and there are continuing concerns about the effects of the COVID-19 pandemic related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.
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
Risks Relating to Investment in our Stock
There can be no assurance as to the level of dividends we may pay on our common stock.
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
The Company’s branch network as of December 31, 2020 is made up of 145 branches located throughout several Washington, Oregon and Idaho counties compared to 146 branches at December 31, 2019. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table:

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	70	51	19
Oregon branches	60	33	27
Idaho branches	15	10	5
Total Columbia Bank branches	145	94	51
For additional information concerning our premises and equipment and lease obligations, see Notes 7 and 9 respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding the Company’s legal proceedings, please see Note 17, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
The Company’s common stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “COLB.” At January 31, 2021, the number of shareholders of record was 3,166. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2020, there were no stock options outstanding. Additional information about stock options and other equity compensation plans is included in Note 22 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2020:

	Year Ended December 31, 2020
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	—	$—	2,516,610
Equity compensation plans not approved by security holders	—	—	—

__________
(1)Includes 2,292,751 shares available for future issuance under the current stock option and equity compensation plan and 223,859 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2020.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2020:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
10/1/2020 - 10/31/2020	52	$23.09	—	3,500,000
11/1/2020 - 11/30/2020	788	28.08	—	3,500,000
12/1/2020 - 12/31/2020	—	—	—	3,500,000
	840	27.77	—
 __________
(1)Common shares repurchased by the Company during the quarter consisted of cancellation of 840 shares of common stock to pay the shareholders’ withholding taxes. There were no shares of common stock purchased under the Company’s stock repurchase program during the quarter.
(2)On October 28, 2020, the board of directors approved a stock repurchase program to repurchase up to 3.5 million shares of its outstanding stock, up to a maximum aggregate purchase price of $100.0 million through December 31, 2021.

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
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite and the KBW Regional Banking Index was $100 on December 31, 2015, and that all dividends were reinvested.

Index	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Columbia Banking System, Inc.	100.00	144.57	143.65	123.46	143.71	132.56
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
KBW Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91
Source: Bloomberg LP, New York City, NY

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data (1)

	2020	2019	2018	2017 (2)	2016
	(dollars in thousands except per share amounts)
For the Year
Interest income	$517,809	$529,952	$497,069	$374,746	$337,969
Interest expense	$17,698	$36,547	$18,230	$6,757	$4,350
Net interest income	$500,111	$493,405	$478,839	$367,989	$333,619
Provision for credit losses	$77,700	$3,493	$14,769	$8,631	$10,778
Noninterest income	$104,500	$97,181	$88,256	$109,642	$88,082
Noninterest expense	$334,519	$345,482	$340,490	$291,017	$261,142
Net income	$154,244	$194,451	$172,882	$112,828	$104,866
Net income applicable to common shareholders	$154,244	$194,451	$172,882	$112,828	$104,709
Per Common Share
Earnings (Basic)	$2.17	$2.68	$2.36	$1.86	$1.81
Earnings (Diluted)	$2.17	$2.68	$2.36	$1.86	$1.81
Book Value	$32.79	$29.95	$27.76	$26.70	$21.52
Averages
Total assets	$15,401,219	$13,341,024	$12,725,086	$10,134,306	$9,311,621
Interest-earning assets	$13,916,611	$11,837,633	$11,241,321	$9,098,276	$8,363,309
Loans	$9,411,213	$8,612,478	$8,409,373	$6,682,259	$6,052,389
Securities, including FHLB stock	$3,982,918	$3,167,112	$2,790,700	$2,350,844	$2,269,121
Deposits	$12,512,255	$10,523,687	$10,410,404	$8,482,350	$7,774,309
Shareholders’ equity	$2,263,276	$2,116,642	$1,969,179	$1,410,056	$1,269,801
Financial Ratios
Net interest margin (tax equivalent)	3.65%	4.24%	4.33%	4.18%	4.12%
Return on average assets	1.00%	1.46%	1.36%	1.11%	1.13%
Return on average common equity	6.82%	9.19%	8.78%	8.00%	8.26%
Average equity to average assets	14.70%	15.87%	15.47%	13.91%	13.64%
At Year End
Total assets	$16,584,779	$14,079,524	$13,095,145	$12,716,886	$9,509,607
Loans	$9,427,660	$8,743,465	$8,391,511	$8,358,657	$6,213,423
ACL	$149,140	$83,968	$83,369	$75,646	$70,043
Securities, including equity securities and FHLB stock	$5,233,839	$3,794,262	$3,193,408	$2,753,271	$2,288,817
Deposits	$13,869,862	$10,684,708	$10,458,126	$10,532,085	$8,059,415
Shareholders’ equity	$2,347,607	$2,159,962	$2,033,649	$1,949,922	$1,251,012
Nonperforming Assets
Nonaccrual loans	$34,806	$33,060	$54,842	$66,189	$27,756
OREO and OPPO	553	552	6,049	13,298	5,998
Total nonperforming assets	$35,359	$33,612	$60,891	$79,487	$33,754
Nonperforming loans to year end loans	0.37%	0.38%	0.65%	0.79%	0.45%
Nonperforming assets to year end assets	0.21%	0.24%	0.46%	0.63%	0.35%
ACL to year end loans	1.58%	0.96%	0.99%	0.91%	1.13%
Net loan charge-offs	$14,160	$2,894	$7,046	$3,028	$8,907
Other nonfinancial data
Full-time equivalent employees	2,091	2,162	2,137	2,120	1,819
Banking branches	145	146	150	155	143
 __________
(1)These unaudited schedules were derived from our audited financial statements and provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)During 2017, Columbia acquired Pacific Continental.

Consolidated Five-Year Financial Data (1)

	Years ended December 31,
	2020	2019	2018	2017 (2)	2016
	(in thousands, except per share amounts)
Interest Income:
Loans	$426,003	$448,041	$428,197	$324,229	$291,465
Taxable securities	81,578	69,864	55,969	38,659	35,167
Tax-exempt securities	9,567	10,735	12,201	11,045	11,121
Deposits in banks	661	1,312	702	813	216
Total interest income	517,809	529,952	497,069	374,746	337,969
Interest Expense:
Deposits	9,367	22,146	12,105	4,800	3,134
FHLB advances and FRB borrowings	6,264	11,861	3,750	1,078	671
Subordinated debentures	1,871	1,871	1,871	304	—
Other borrowings	196	669	504	575	545
Total interest expense	17,698	36,547	18,230	6,757	4,350
Net Interest Income	500,111	493,405	478,839	367,989	333,619
Provision for credit losses	77,700	3,493	14,769	8,631	10,778
Net interest income after provision for credit losses	422,411	489,912	464,070	359,358	322,841
Noninterest income	104,500	97,181	88,256	109,642	88,082
Noninterest expense	334,519	345,482	340,490	291,017	261,142
Income before income taxes	192,392	241,611	211,836	177,983	149,781
Provision for income taxes	38,148	47,160	38,954	65,155	44,915
Net Income	$154,244	$194,451	$172,882	$112,828	$104,866
Less: Dividends on preferred stock	—	—	—	—	157
Net Income Applicable to Common Shareholders	$154,244	$194,451	$172,882	$112,828	$104,709
Per Common Share
Earnings basic	$2.17	$2.68	$2.36	$1.86	$1.81
Earnings diluted	$2.17	$2.68	$2.36	$1.86	$1.81
Average number of common shares outstanding (basic)	70,835	71,999	72,385	59,882	57,184
Average number of common shares outstanding (diluted)	70,880	72,032	72,390	59,888	57,193
Total assets at year end	$16,584,779	$14,079,524	$13,095,145	$12,716,886	$9,509,607
Long-term obligations	$35,092	$35,277	$35,462	$35,647	$—
Cash dividends declared per common share	$1.34	$1.40	$1.14	$0.88	$1.53
 __________
(1)These unaudited schedules were derived from our audited financial statements and provide selected financial information concerning the Company that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
(2)During 2017, Columbia acquired Pacific Continental.

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
Allowance for Credit Losses
In accordance with ASU 2016-13, the Company adopted ASC 326 on January 1, 2020. The allowance for credit losses under ASC 326 is an accounting estimate of expected losses over the contractual life of assets carried at amortized cost within the Company’s loan portfolio at the balance sheet date. The ASU requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.
The quantitative allowance is calculated using a DCF approach with a probability of default methodology. The probability of default is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company determines a reasonable and supportable forecast and applies that forecast to the model to determine defaults over the forecast period. Following the forecast period, the economic variables used to calculate the probability of default revert to a historical average. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the loss given default, which is the estimate of loss for a defaulted loan, and the discount rate applied to future cash flows. The model calculates the net present value of each loan using both the contractual and expected cash flows, respectively. The ACL is determined at the end of each quarter and is based on all relevant information and expectations at that time in accordance with GAAP and the ACL guidance. Future changes to the estimate are likely as new information becomes available regarding economic conditions, loan composition and identifiable risk factors. While quantifiable estimates are generated, management judgements regarding credit risks and the inherent imprecision with the models utilized support the overall ACL.
In addition to the quantitative portion of the allowance for credit losses, the Company also considers the effects of the following qualitative factors in its calculation of expected losses in the loan portfolio:
•Economic and business conditions;
•Concentration of credit;
•Lending management and staff;
•Lending policies and procedures;
•Loss and recovery trends;
•Nature and volume of the portfolio;
•Trends in problem loans, loan delinquencies and nonaccrual loans;
•Quality of internal loan review; and
•Other external factors such as the effect of economic stimulus and loan modification programs.
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

Our allowance policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Credit Losses and Unfunded Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
Valuation and Recoverability of Goodwill
Goodwill represented $765.8 million of our $16.58 billion in total assets as of December 31, 2020. The Company has a single reporting unit. We review goodwill for impairment annually as of July 31st, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
Under the Intangibles-Goodwill and Other topic of the FASB ASC, goodwill is not amortized but rather is tested for impairment at the reporting unit level on at least an annual basis. ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, was issued in January 2017 and was effective January 1, 2020, reduced the cost and complexity of goodwill impairment testing. This ASU eliminated the second step of the goodwill impairment test. The test for impairment requires the Company to compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the difference is the amount of impairment and goodwill is written down to the fair value of the reporting unit. Prior to the issuance of ASU 2017-04, the second step of the impairment process was to compare the implied fair value of goodwill with its carrying value. Prior to completing the impairment test, however, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If such an assessment indicates the fair value of the reporting unit is more likely than not greater than its carrying value, then the impairment test need not be completed.
The accounting estimates related to our goodwill require us to make considerable assumptions about fair value. Our assumptions regarding fair value require significant judgment about economic and industry factors and the growth and earnings prospects of the Bank. Changes in these judgments, either individually or collectively, may have a significant effect on the estimated fair value.
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2020, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2020 Financial Summary
Income Statement
•Consolidated net income for 2020 was $154.2 million, or $2.17 per diluted common share, compared with net income of $194.5 million, or $2.68 per diluted common share in 2019.
◦Net interest income for 2020 increased 1% to $500.1 million compared to $493.4 million for 2019. Interest income was $517.8 million in 2020, compared to $530.0 million in 2019. The decrease was primarily due to lower income from loans due to the lower rate environment. Interest expense for 2020 decreased $18.8 million to $17.7 million compared to $36.5 million in 2019, due to lower rates on interest-bearing deposits and FHLB advances as well as lower average FHLB balances.
◦Provision for credit loss on loans under the CECL methodology was $77.7 million in 2020, compared to $3.5 million in 2019 under the previous ALLL methodology. The increase in provision expense for 2020 reflects negative economic trends during 2020 as a result of COVID-19.
◦Noninterest income was $104.5 million for 2020, an increase from $97.2 million for 2019. The increase in 2020 was primarily due to investment securities gains and loan revenue partially offset by decreases in other noninterest expense and deposit account and treasury management fees.
◦Noninterest expense for 2020 decreased $11.0 million to $334.5 million compared to $345.5 million in 2019. The decrease was due to lower legal and professional fees and compensation and employee benefits partially offset by an increase in other noninterest expenses.
Balance Sheet
•Total assets at December 31, 2020 were $16.58 billion, up 18%, or $2.51 billion from $14.08 billion at the end of 2019.
•The Company is well-capitalized with a total risk-based capital ratio of 14.45% at December 31, 2020.
◦Cash and cash equivalents at December 31, 2020 were $653.8 million, up 164% from $247.7 million at December 31, 2019 due to an increase in interest-earnings deposits with banks.
◦Investment securities at December 31, 2020 were $5.21 billion, up 39% from $3.75 billion at December 31, 2019.
◦Loans were $9.43 billion, an increase of $684.2 million from $8.74 billion at the end of 2019.
◦The ACL increased to $149.1 million at December 31, 2020 compared to $84.0 million at December 31, 2019 due to negative economic trends during 2020 as a result of COVID-19. The Company’s allowance was 1.58% of total loans, compared with 0.96% at the end of 2019.
◦Nonperforming assets totaled $35.4 million at December 31, 2020, up from $33.6 million at December 31, 2019. Nonperforming assets to year end assets decreased to 0.21% at December 31, 2020 compared to 0.24% at December 31, 2019.
◦Deposits were $13.87 billion at December 31, 2020, an increase of $3.19 billion compared to $10.68 billion at December 31, 2019.
◦FHLB advances were $7.4 million at December 31, 2020, a decrease of $946.1 million compared to December 31, 2019.

COVID-19 Update
We continue to manage our response to the pandemic by adapting to the recommendations of healthcare officials in order to provide a safe environment for continued operations. Our multi-layered approach incorporates remote work arrangements where possible as well as social distancing, enhanced cleaning practices, face coverings and contact tracing of confirmed COVID-19 cases. Updates regarding new guidance from local and national healthcare officials, information on vaccines and information on access to free support resources available through our benefits program have been provided through regular communication with employees. The measures we have implemented have proved effective in mitigating the spread of the virus in our organization and have allowed for the continued safe operation of our branches and facilities.

Flexibility and adaptability have been key factors in supporting our employees throughout the pandemic. As cases in communities climbed during the fall and local governments responded with additional guidelines, we transitioned our workforce back to remote arrangements. We continue to employ the use of virtual collaboration tools, video conferencing and regular communication to facilitate work and support our Do RIGHT culture. A variety of flexible work options including shift changes, temporary remote work assignments and other accommodations allowed employees with school-aged children to better manage the challenges of distance learning. Opportunities for professional learning and development inside our organization have also transitioned to virtual environments, providing uninterrupted access to leadership training programs and ongoing development activities for employees working remotely as well as those working on location.
Support for small businesses and those impacted in our communities continues to grow through our Pass It On Project. Businesses in the program perform a service for a member of the community who has been impacted by the pandemic and Columbia Bank pays the bill. More than 350 businesses have participated in the program, putting more than $600,000 to work in our communities to serve those most in need of support. Services provided range from cataract surgery and free lunch kits for students to automotive repairs and veterinary services. Stories of the businesses involved in the project can be found online at passitonproject.com.
The COVID-19 pandemic created economic disruptions that slowed business activity, weakened consumer confidence and increased unemployment in our markets, resulting in financial difficulties for some of our borrowers, particularly who work or operate businesses in industries most affected by the pandemic, such as hotels and restaurants. In response, we have worked with borrowers through deferral programs and other relief actions, including our participation in the PPP. Before the SBA began accepting forgiveness applications for PPP loans, we had $970.8 million of PPP loans outstanding to 4,447 commercial businesses.
Businesses continued to submit applications for forgiveness of their first draw PPP loans throughout the fourth quarter. As of December 31, 2020, we had received 2,400 forgiveness applications and approved/submitted over 2,200 to the SBA for more than $400 million. Applications for new requests and processing of existing requests for loans at or below $150,000 was paused in anticipation of the SBA’s proposed streamlined forgiveness process. Processing of forgiveness applications in this category will resume when the new streamlined process goes into practice.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part I, Item 1A “Risk Factors” of this report.

RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last three years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Year ended
	2020	Amount	% (1)	2019	Amount	% (1)	2018
	(dollars in thousands, except per share amounts)
Interest income	$517,809	$(12,143)	(2)	$529,952	$32,883	7	$497,069
Interest expense	17,698	(18,849)	(52)	36,547	18,317	100	18,230
Net interest income	500,111	6,706	1	493,405	14,566	3	478,839
Provision for credit losses	77,700	74,207	N/M	3,493	(11,276)	(76)	14,769
Noninterest income	104,500	7,319	8	97,181	8,925	10	88,256
Noninterest expense:
Compensation and employee benefits	209,722	(3,145)	(1)	212,867	12,668	6	200,199
Other expense	124,797	(7,818)	(6)	132,615	(7,676)	(5)	140,291
Total	334,519	(10,963)	(3)	345,482	4,992	1	340,490
Income before income taxes	192,392	(49,219)	(20)	241,611	29,775	14	211,836
Provision for income taxes	38,148	(9,012)	(19)	47,160	8,206	21	38,954
Net income	$154,244	$(40,207)	(21)	$194,451	$21,569	12	$172,882
Less: earnings allocated to participating securities	712	(818)	(53)	1,530	(362)	(19)	1,892
Earnings allocated to common shareholders	$153,532	$(39,389)	(20)	$192,921	$21,931	13	$170,990
Earnings per common share, diluted	$2.17	$(0.51)	(19)	$2.68	$0.32	14	$2.36
__________
(1)Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M.”
Net Interest Income
Net interest income is the difference between interest income and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total interest-earning assets is referred to as the net interest margin, which represents the average net effective yield on interest-earning assets.

The following table sets forth the average balances of all major categories of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income on interest-earning assets and interest expense on interest-bearing liabilities, the average yield earned on interest-earning assets and average cost of interest-bearing liabilities by category and in total, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to interest-bearing liabilities:
Net Interest Income Summary

	2020			2019			2018
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,411,213	$430,923	4.58%	$8,612,478	$453,552	5.27%	$8,409,373	$432,781	5.15%
Taxable securities	3,531,357	81,578	2.31%	2,703,423	69,864	2.58%	2,275,892	55,969	2.46%
Tax exempt securities (2)	451,561	12,110	2.68%	463,689	13,589	2.93%	514,808	15,445	3.00%
Interest-earning deposits with banks	522,480	661	0.13%	58,043	1,312	2.26%	41,248	702	1.70%
Total interest-earning assets	13,916,611	525,272	3.77%	11,837,633	538,317	4.55%	11,241,321	504,897	4.49%
Other earning assets	235,491			231,731			224,595
Noninterest-earning assets	1,249,117			1,271,660			1,259,170
Total assets	$15,401,219			$13,341,024			$12,725,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	$3,043,731	$4,381	0.14%	$2,591,303	$10,598	0.41%	$2,695,585	$6,216	0.23%
Interest-bearing demand	1,248,975	1,453	0.12%	1,064,145	1,676	0.16%	1,089,548	1,543	0.14%
Savings accounts	1,022,388	153	0.01%	892,518	183	0.02%	884,770	138	0.02%
Interest-bearing public funds, other than certificates of deposit	544,109	2,003	0.37%	440,359	7,244	1.65%	244,943	2,002	0.82%
Certificates of deposit	348,855	1,377	0.39%	395,421	2,445	0.62%	452,756	2,206	0.49%
Total interest-bearing deposits	6,208,058	9,367	0.15%	5,383,746	22,146	0.41%	5,367,602	12,105	0.23%
FHLB advances and FRB borrowings	342,721	6,264	1.83%	470,082	11,861	2.52%	166,577	3,750	2.25%
Subordinated debentures	35,184	1,871	5.32%	35,368	1,871	5.29%	35,553	1,871	5.26%
Other borrowings and interest-bearing liabilities	40,862	196	0.48%	34,622	669	1.93%	45,095	504	1.12%
Total interest-bearing liabilities	6,626,825	17,698	0.27%	5,923,818	36,547	0.62%	5,614,827	18,230	0.32%
Noninterest-bearing deposits	6,304,197			5,139,941			5,042,802
Other noninterest-bearing liabilities	206,921			160,623			98,278
Shareholders’ equity	2,263,276			2,116,642			1,969,179
Total liabilities & shareholders’ equity	$15,401,219			$13,341,024			$12,725,086
Net interest income (tax equivalent)		$507,574			$501,770			$486,667
Net interest spread (tax equivalent)			3.50%			3.93%			4.17%
Net interest margin (tax equivalent)			3.65%			4.24%			4.33%
Average interest-earning assets to average interest-bearing liabilities			210.00%			199.83%			200.21%
 __________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $21.6 million, $8.4 million and $9.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The incremental accretion of net unearned discounts on acquired loans was $6.2 million, $9.1 million and $12.6 million for the years ended December 31, 2020, 2019 and 2018.
(2)Yields are shown on a fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.9 million, $5.5 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.5 million, $2.9 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2020 and 2019, as well as between 2019 and 2018 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2020 Compared to 2019 Increase (Decrease) Due to			2019 Compared to 2018 Increase (Decrease) Due to
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$39,783	$(62,412)	$(22,629)	$10,577	$10,194	$20,771
Taxable securities	19,710	(7,996)	11,714	10,934	2,961	13,895
Tax-exempt securities	(349)	(1,130)	(1,479)	(1,505)	(351)	(1,856)
Interest earning-deposits with banks	1,634	(2,285)	(651)	334	276	610
Interest income	$60,778	$(73,823)	$(13,045)	$20,340	$13,080	$33,420
Interest Expense
Deposits:
Money market accounts	$1,596	$(7,813)	$(6,217)	$(249)	$4,631	$4,382
Interest-bearing demand	261	(484)	(223)	(37)	170	133
Savings accounts	24	(54)	(30)	1	44	45
Interest-bearing public funds, other than certificates of deposit	1,398	(6,639)	(5,241)	2,309	2,933	5,242
Certificates of deposit	(262)	(806)	(1,068)	(303)	542	239
Total interest on deposits	3,017	(15,796)	(12,779)	1,721	8,320	10,041
FHLB advances and FRB borrowings	(2,775)	(2,822)	(5,597)	7,606	505	8,111
Other borrowings and interest-bearing liabilities	149	(622)	(473)	(77)	242	165
Interest expense	$391	$(19,240)	$(18,849)	$9,250	$9,067	$18,317
	$60,387	$(54,583)	$5,804	$11,090	$4,013	$15,103
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.

Comparison of 2020 with 2019
Taxable-equivalent net interest income totaled $507.6 million in 2020, compared with $501.8 million for 2019. The increase in net interest income during 2020 resulted from the increase in the size of the loan and investment securities portfolios as well as an increase in the average balance of interest-earning deposits with banks. The loan portfolio benefited from the origination of PPP loans during the year as a result of COVID-19. Also contributing to the increase in net interest income was a decrease in interest expense on deposits and FHLB advances due to the lower rate environment and lower average FHLB advance balances. These increases in net interest income were partially offset by lower interest rates paid on loans, securities and interest-earning deposits with banks due to the lower rate environment.
The Company’s net interest margin (tax equivalent) decreased from 4.24% for the year ended December 31, 2019 to 3.65% for the current year. The decrease in the net interest margin (tax equivalent) was driven by higher average interest-earning deposits with banks at an average rate of 13 basis points as well as lower rates on the loan and securities portfolios. In addition, lower rates on deposits and FHLB advances also partially offset the decrease to the net interest margin due to the lower rate environment. The Company’s operating net interest margin (tax equivalent) decreased from 4.23% for the year ended December 31, 2019 to 3.64% for the current year for the same reasons for the decline in the net interest margin discussed above.

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
The Company’s net interest margin (tax equivalent) decreased from 4.33% for the year ended December 31, 2018 to 4.24% for the year ended December 31, 2019 due primarily to higher rates paid on interest-bearing deposits and FHLB advances and $3.5 million less accretion income. The Company’s operating net interest margin (tax equivalent) decreased from 4.30% for the year ended December 31, 2018 to 4.23% for 2019 due to higher volumes and higher rates paid on deposits and FHLB advances.
For a discussion of the methodologies used by management in recording interest income on loans, please see Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Provision for Credit Losses
Effective January 1, 2020, Columbia adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and all related amendments. The ACL under ASU 2016-13 utilizes the CECL methodology which estimates the expected loan losses over the contractual life of the loans in the loan portfolio of the Bank. Prior to January 1, 2020, the ALLL incurred loss methodology was used which estimated the amount of loan losses that had been incurred at the balance sheet date. The day 1 adoption of ASU 2016-13 and related amendments resulted in an increase of $1.6 million in our ACL, an increase of $1.6 million to our allowance for unfunded loan commitments and letters of credit and a net-of-tax cumulative-effect adjustment of $2.5 million to decrease the beginning balance of retained earnings.
The Company accounts for the credit risk associated with lending activities through its ACL and Provision for credit losses. The provision is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the level deemed appropriate by management, as determined through its application of the Company’s allowance methodology procedures. For discussion of the methodology used by management in determining the adequacy of the ACL, see the “Allowance for Credit Losses and Unfunded Commitments and Letters of Credit” and “Critical Accounting Policies” sections of this discussion.
The Company recorded provision expense of $77.7 million for credit losses during 2020 under the CECL methodology, compared to provision expense of $3.5 million and $14.8 million in 2019 and 2018, respectively, under the previous ALLL methodology. The increase in provision expense for 2020 was principally the result of the COVID-19 pandemic and the downturn in national and global economies as well as increased unemployment rates. In addition, the provision recorded in 2020 included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration and size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Credit Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the ACL.
For the years ended December 31, 2020, 2019 and 2018, net loan charge-offs amounted to $14.2 million, $2.9 million, and $7.0 million, respectively.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2020	$ Change	% Change (1)	2019	$ Change	% Change (1)	2018
	(dollars in thousands)
Deposit account and treasury management fees	$27,019	$(8,676)	(24)%	$35,695	$(377)	(1)%	$36,072
Card revenue	13,928	(1,270)	(8)%	15,198	(4,521)	(23)%	19,719
Financial services and trust revenue	12,830	31	—%	12,799	664	5%	12,135
Loan revenue	24,802	11,337	84%	13,465	1,599	13%	11,866
Bank owned life insurance	6,418	124	2%	6,294	287	5%	6,007
Investment securities gains (losses), net	16,710	14,578	684%	2,132	2,221	N/M	(89)
Other	2,793	(8,805)	(76)%	11,598	9,052	356%	2,546
Total noninterest income	$104,500	$7,319	8%	$97,181	$8,925	10%	$88,256
__________
(1)Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M.”
Comparison of 2020 with 2019
The $7.3 million increase in noninterest income was due to increases in investment securities gains and loan revenue partially offset by decreases in other noninterest income and deposit account and treasury management fees. The increase in investment securities gains was due to the sale of 17,360 shares of Visa Class B restricted stock during the year resulting in a gain of $3.0 million, which resulted in an observable market price. As a result, the Company wrote up its remaining 77,683 Visa Class B restricted shares to fair value resulting in a gain of $13.4 million, for a total gain of $16.4 million. Based on the existing transfer restriction and uncertainty of Visa’s litigation, the shares were previously carried at a zero-cost basis. The increase in loan revenue was due to an increase of $7.6 million of realized gains from the sale of mortgage loans into the secondary market as a result of higher loan volume. In addition, the increase in the fair value of the mortgage loan pipeline of $1.1 million was the result of us beginning to sell a portion of our mortgage loans into the secondary market utilizing the mandatory delivery method during 2020. Also contributing to the rise in loan revenue was $2.0 million of additional income from interest rate swap activity. These increases in noninterest income were partially offset by an $8.8 million decrease in other noninterest income due to the gains realized from the sale of three real estate parcels and BOLI benefits both recognized in 2019. Deposit account and treasury management fees decreased $8.7 million due to lower rates on reciprocal money market deposit accounts and lower overdraft fee income from a decline in the number of transactions amidst the pandemic as well as clients generally carrying higher cash balances in their deposit accounts.
Comparison of 2019 with 2018
The $8.9 million increase in noninterest income was due to an increase in other noninterest income and higher investment securities gains, partially offset by a decline in card revenue. The increase in other noninterest income was due to gains of $6.6 million recorded in 2019 as a result of the sale of three real estate parcels as well as $3.1 million in BOLI benefits. There were no similar benefits realized in 2018. The decrease in card revenue was due to the Company being subject to the interchange fee cap imposed under the Dodd-Frank Act beginning on July 1, 2018.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage changes from period to period:

	Years ended December 31,
	2020	$ Change	% Change	2019	$ Change	% Change	2018
	(dollars in thousands)
Compensation and employee benefits	$209,722	$(3,145)	(1)%	$212,867	$12,668	6%	$200,199
Occupancy	36,013	837	2%	35,176	(1,400)	(4)%	36,576
Data processing	19,370	206	1%	19,164	(1,071)	(5)%	20,235
Legal and professional fees	12,158	(9,487)	(44)%	21,645	3,601	20%	18,044
Amortization of intangibles	8,724	(1,755)	(17)%	10,479	(1,757)	(14)%	12,236
B&O taxes	4,970	(876)	(15)%	5,846	182	3%	5,664
Advertising and promotion	4,466	(459)	(9)%	4,925	(659)	(12)%	5,584
Regulatory premiums	2,956	1,036	54%	1,920	(1,790)	(48)%	3,710
Net cost (benefit) of operation of OREO	(315)	377	(54)%	(692)	(1,910)	(157)%	1,218
Other	36,455	2,303	7%	34,152	(2,872)	(8)%	37,024
Total noninterest expense	$334,519	$(10,963)	(3)%	$345,482	$4,992	1%	$340,490

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$—	$—	$3,620
Occupancy	—	—	1,619
Advertising and promotion	—	—	537
Data processing	—	—	963
Legal and professional fees	—	—	1,028
Other	—	—	894
Total impact of acquisition-related costs to noninterest expense	$—	$—	$8,661
Acquisition-related expenses by transaction:
Pacific Continental (1)	$—	$—	$8,661
Total impact of acquisition-related costs to noninterest expense	$—	$—	$8,661
__________
(1)The Company completed the Pacific Continental acquisition on November 1, 2017.
Comparison of 2020 with 2019
Noninterest expense was $334.5 million in 2020, a decrease of $11.0 million over 2019. The decrease in noninterest expense was due to lower legal and professional service fees and compensation and employee benefits expense partially offset by an increase in other noninterest expense. The decrease in legal and professional fees was due to lower digital project expenses and lower reciprocal money market fees as a result of lower contractual rates compared to 2019. The decrease in compensation and employee benefits expense was principally due to labor costs related to the origination of PPP loans in 2020. These labor costs are capitalized and amortized as a reduction to interest income over the life of the loan. This decrease in compensation and employee benefits expense was partially offset by increases in salaries and incentives and commissions expense. The increase in other noninterest expense was due to a higher provision for unfunded loan commitments partially offset by a decrease in travel and entertainment expenses both as a result of COVID-19.

Comparison of 2019 with 2018
Noninterest expense was $345.5 million in 2019, an increase of $5.0 million over 2018. Included in noninterest expense were $8.7 million of acquisition-related expenses in 2018. After removing the effect of acquisition-related expenses, noninterest expense increased $13.7 million due to higher compensation and employee benefits and legal and professional service fees. These increases were partially offset by decreases in other noninterest and OREO expenses as well as decreases in regulatory premiums and amortization of intangibles. The increases in compensation and employee benefits were driven by increases in salaries, group insurance and other compensation and incentive expenses. The increase in legal and professional service fees was due to an increase in professional fees related to our digital initiative strategy. These increases were partially offset by a decrease in OREO expenses which was driven by a gain on the sale of OREO in 2019 compared to a loss on the sale of OREO in 2018. Other noninterest expenses decreased due to a recapture of the provision for unfunded loan commitments recognized in 2019 compared to a provision for unfunded loan commitments reported in 2018. The reduction in regulatory premiums was due to the utilization of a portion of our FDIC Small Bank Assessment Credit during the last half of 2019 and the decrease in the amortization of intangibles was a result of the amortization of our CDI asset.
The provision (recapture) for unfunded loan commitments for the periods indicated are as follows:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Provision (recapture) for unfunded loan commitments	$3,300	$(900)	$1,200
Income Tax
For the years ended December 31, 2020, 2019 and 2018, we recorded income tax provisions of $38.1 million, $47.2 million and $39.0 million, respectively. The effective tax rate was 20% in 2020 and 2019 and 18% in 2018. Our effective tax rates were less than the 21% federal statutory rates primarily due to tax-exempt municipal investment securities income, tax-exempt earnings from BOLI and income from loans with favorable tax attributes. For additional information, see Note 23 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Financial Condition
Our total assets increased 18% to $16.58 billion at December 31, 2020 from $14.08 billion at December 31, 2019. The increase in total assets was driven by increases in debt securities available for sale, loans and cash and cash equivalents. Our available for sale debt securities portfolio increased $1.46 billion as a result of purchases of securities throughout the year to utilize our excess liquidity. The loan portfolio, net of the allowance for credit losses, increased $619.0 million as new loan production, principally due to PPP loans, outpaced loan payoffs. The allowance for credit losses increased $65.2 million, or 78% due to the negative economic trends during the year as a result of COVID-19. Cash and cash equivalents increased $406.1 million due to an increase in interest-earning deposits with banks.
Liabilities increased $2.32 billion, or 19% to $14.24 billion due to increases in total deposits partially offset by decreases in FHLB advances. Total deposits increased $3.19 billion primarily as a result of COVID-19 related events such as the PPP loan recipients depositing their funds into their deposit accounts at the Bank, stimulus funds being distributed by the federal government and reduced expenditures by consumers and business clients. Partially offsetting the increase in deposits was a decrease of $946.1 million in FHLB advances to $7.4 million. The increase in liquidity from the rise in deposits was used to pay down our FHLB advances. Total shareholders’ equity increased $187.6 million to $2.35 billion. This increase was a combination of increases in net income less cash dividends paid to common shareholders and unrealized gains on debt securities available for sale partially offset by treasury shares purchased during the year.

Investment Portfolio
We invest in securities to generate revenue for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2020, gross unrealized losses in our securities portfolio were $7.3 million related to 116 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any securities in a loss position nor does available evidence suggest it is more likely than not that management will be required to sell any securities currently in a loss position before the recovery of the amortized cost basis. We review these investments for credit losses on an ongoing basis.
Our investment portfolio increased $1.46 billion from the prior year due to purchases of $2.12 billion and $169.6 million in net unrealized gains partially offset by maturities, repayments and sales of $797.5 million and premium amortization of $26.7 million.
At December 31, 2020, U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations comprised 73% of our investment portfolio, other asset-backed securities were 7%, state and municipal securities were 14% and government agency and government-sponsored enterprise securities were 6%. Our entire investment portfolio is categorized as available for sale and carried on our balance sheet at fair value. The average duration of our investment portfolio was approximately 4 years and 9 months at December 31, 2020. This duration takes into account calls, where appropriate, and consensus prepayment speeds.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2020
	Amortized Cost	Fair Value	Yield
	(dollars in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$11,499	$11,496	3.54%
Over 1 through 5 years	335,133	361,306	2.91%
Over 5 through 10 years	1,892,515	2,012,809	2.15%
Over 10 years	1,401,204	1,428,776	1.62%
Total	$3,640,351	$3,814,387	2.03%
Other asset-backed securities (1)
Over 1 through 5 years	$17,712	$18,283	2.33%
Over 5 through 10 years	196,100	203,885	2.35%
Over 10 years	136,092	135,311	1.52%
Total	$349,904	$357,479	2.03%
State and municipal securities (2)
Due through 1 year	$31,028	$31,346	2.87%
Over 1 through 5 years	134,406	139,841	2.93%
Over 5 through 10 years	182,383	190,228	2.38%
Over 10 years	381,249	392,157	2.16%
Total	$729,066	$753,572	2.39%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$26,790	$27,053	2.35%
Over 1 through 5 years	226,418	232,689	1.34%
Over 5 through 10 years	25,000	24,954	0.65%
Total	$278,208	$284,696	1.38%
 __________
(1)The maturities reported for mortgage-backed securities, collateralized mortgage obligations, other asset-backed securities and government agency and government-sponsored enterprise securities are based on contractual maturities and principal amortization.
(2)Yields on fully taxable equivalent basis.
For further information on our investment portfolio, see Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
FHLB Stock
The FHLB stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2020, the Company held $10.3 million of FHLB Class B stock, $10.0 million of which was membership stock and the remaining $280 thousand of which was activity based. The FHLB stock is issued, transferred, redeemed, and repurchased at a par value of $100.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial business and commercial real estate loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	December 31,
	2020	% of Total	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,062,313	43.0%	$3,945,853	45.1%	$3,611,821	43.0%	$3,573,817	42.8%	$2,541,549	40.9%
Commercial business	3,597,968	38.2%	2,989,613	34.2%	2,927,390	34.9%	2,839,166	34.0%	2,118,822	34.1%
Agriculture	779,627	8.3%	765,371	8.8%	660,968	7.9%	694,292	8.3%	652,637	10.5%
Construction	268,663	2.8%	361,533	4.1%	504,757	6.0%	595,572	7.1%	294,795	4.7%
Consumer loans:
One-to-four family residential real estate	683,570	7.3%	637,325	7.3%	643,254	7.7%	610,009	7.3%	557,171	9.0%
Other consumer	35,519	0.4%	43,770	0.5%	43,321	0.5%	45,801	0.5%	48,449	0.8%
Total loans	$9,427,660	100.0%	$8,743,465	100.0%	$8,391,511	100.0%	$8,358,657	100.0%	$6,213,423	100.0%
Loans held for sale	$26,481		$17,718		$3,849		$5,766		$5,846
At December 31, 2020, total loans, gross of the ACL, were $9.43 billion compared with $8.74 billion in the prior year, an increase of $684.2 million, or 7.8% from the previous year. Total loans, net of the ACL, represented 56% and 62% of total assets at December 31, 2020 and 2019, respectively. This increase in total loans includes $651.6 million of PPP loans, net of $9.9 million in net deferred loan fees at December 31, 2020. The PPP loans were originated to provide financial support to small- and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. To further assist our borrowers, the Company also offered loan deferrals to support borrowers during the COVID-19 pandemic.
The following table provides additional detail related to the Company’s COVID-19 deferrals for the six-months ended December 31, 2020:

	June 30, 2020	Ended (1)	Re-deferral	New Deferral	December 31, 2020	% Change
	(dollars in thousands)
Number of deferrals	3,050	(3,091)	56	55	70	(97.7)%
Balance of deferrals (2)	$1,595,615	$(1,679,391)	$130,476	$100,025	$146,725	(90.8)%
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
Commercial Business Loans: We are committed to providing competitive commercial lending in our primary market area. Management expects a continued focus within its commercial lending products and an emphasis, in particular, on relationship banking with businesses and business owners.
Agriculture Loans: Agricultural lending includes agricultural real estate and production loans and lines of credit within our primary market area. We are committed to our Pacific Northwest communities, offering seasonal and longer-term loans and operating lines of credit by lending officers with expertise in the agricultural communities we serve. Typical loan-to-value ratios on term loans can range from 55% to 80% depending upon the type of loan. Operating lines of credit require the borrower to provide a 20% to 25% equity investment. The debt coverage ratio is generally 1.25:1 or better on all term loans.

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
Net unearned income: The following table provides additional details related to the net discount of acquired and purchased loans, by acquisition for the periods indicated:

	2020	2019	2018
Acquisition:	(in thousands)
Pacific Continental	$8,442	$13,314	$18,526
Intermountain	1,090	1,614	2,303
West Coast	1,695	2,675	4,578
Other	957	(1,378)	725
Total net discount at period end	$12,184	$16,225	$26,132
For additional information on our loan portfolio, including amounts pledged as collateral on borrowings, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial and real estate construction loan portfolios and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2020:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Years	Total
	(in thousands)
Commercial business	$854,196	$1,432,295	$1,311,477	$3,597,968
Real estate construction	131,600	84,684	52,379	268,663
Total	$985,796	$1,516,979	$1,363,856	$3,866,631
Fixed rate loans due after 1 year		$1,129,214	$1,036,510	$2,165,724
Variable rate loans due after 1 year		387,765	327,346	715,111
Total		$1,516,979	$1,363,856	$2,880,835
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
Nonperforming Assets
Nonperforming assets consist of: (i) nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan, (ii) OREO, and (iii) OPPO, if applicable. Nonperforming assets totaled $35.4 million, or 0.21% of year end assets at December 31, 2020, compared to $33.6 million, or 0.24% of year end assets at December 31, 2019.
The following table sets forth information with respect to our nonaccrual loans, total nonperforming assets, accruing loans past-due 90 days or more and potential problem loans:

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Nonaccrual:
Commercial loans:
Commercial real estate	$7,712	$3,799	$17,180	$13,293	$9,843
Commercial business	13,222	20,937	26,353	33,825	6,670
Agriculture	11,614	5,023	5,965	11,118	3,874
Construction	217	—	323	2,011	2,499
Consumer loans:
One-to-four family residential real estate	2,001	3,292	4,967	5,928	4,829
Other consumer	40	9	54	14	41
Total nonaccrual loans:	34,806	33,060	54,842	66,189	27,756
OREO and OPPO	553	552	6,049	13,298	5,998
Total nonperforming assets	$35,359	$33,612	$60,891	$79,487	$33,754
Accruing loans past due 90 days or more	$—	$—	$—	$581	$—
Forgone interest on nonperforming loans	$2,869	$1,996	$3,615	$2,400	$1,919
Potential problem loans	$70,962	$72,469	$26,613	$41,642	$31,744
ACL	$149,140	$83,968	$83,369	$75,646	$70,043
Nonperforming loans to year end loans	0.37%	0.38%	0.65%	0.79%	0.45%
Nonperforming assets to year end assets	0.21%	0.24%	0.46%	0.63%	0.35%
At December 31, 2020, nonperforming loans decreased to 0.37% of year end loans, down from 0.38% of year end loans at December 31, 2019. The largest decrease in nonperforming loans was in commercial business loans, which decreased from $20.9 million, or 63% of nonperforming loans at December 31, 2019 to $13.2 million, or 38% of nonperforming loans at year end 2020.

The following table summarizes activity in nonperforming loans for the periods indicated:

	Years Ended December 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$33,060	$54,842
Loans placed on nonaccrual	50,618	45,047
Advances	133	2,576
Charge-offs	(13,517)	(8,010)
Loans returned to accrual status	(5,571)	(13,348)
Repayments (including interest applied to principal)	(29,576)	(47,736)
Transfers to OREO/OPPO	(341)	(311)
Balance, end of period	$34,806	$33,060

When a loan secured by real estate migrates to nonperforming and it does not have a market valuation less than one year old, the Company secures an updated market valuation by a third-party appraiser that is reviewed by the Company’s on-staff appraiser. Subsequently, the asset will be appraised annually by a third-party appraiser or the Company’s on-staff appraiser. The evaluation may occur more frequently if management determines that there has been increased market deterioration within a specific geographical location. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the ACL or by designating a specific reserve in accordance with accounting principles generally accepted in the United States.
For additional information on our nonperforming loans, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Other Real Estate and Other Personal Property Owned: As of December 31, 2020, there was $553 thousand in OREO and OPPO, which was primarily comprised of property from foreclosed real estate loans, compared to $552 thousand at December 31, 2019. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the ACL. The fair value of the OREO property is based upon current appraisal. Subsequent losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO expense in the period in which they are identified. In general, improvements to the OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.
Potential Problem Loans: Potential problem loans are loans which are currently performing and are not on nonaccrual status or restructured, but about which there are significant doubts as to the borrower’s future ability to comply with repayment terms and which may later be included in nonaccrual, past due or restructured loans. Potential problem loans totaled $71.0 million at year end 2020, compared to $72.5 million at year end 2019.
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

Analysis of the ACL
The following table provides an analysis of our loan loss experience by loan type for the last five years:
Changes in Allowance for Credit Losses and Allowance for
Unfunded Commitments and Letters of Credit

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Beginning balance	$83,968	$83,369	$75,646	$70,043	$68,172
Impact of Adopting ASC 326	1,632	—	—	—	—
Charge-offs:
Commercial loans:
Commercial real estate	(1,419)	(2,160)	(3,840)	(4,403)	(5,909)
Commercial business	(12,396)	(11,290)	(7,437)	(7,817)	(8,161)
Agriculture	(6,427)	(245)	(5,507)	(573)	(2,978)
Construction	—	(242)	(124)	(197)	(345)
Consumer loans:
One-to-four family residential real estate	(84)	(1,196)	(1,451)	(2,772)	(2,892)
Other consumer	(766)	(82)	(196)	(898)	(1,177)
Total charge-offs	(21,092)	(15,215)	(18,555)	(16,660)	(21,462)
Recoveries:
Commercial loans:
Commercial real estate	131	3,377	3,186	3,735	5,298
Commercial business	3,438	3,066	2,829	4,383	2,214
Agriculture	172	299	1,104	466	783
Construction	709	3,641	1,686	827	955
Consumer loans:
One-to-four family residential real estate	2,083	1,773	2,516	3,649	2,831
Other consumer	399	165	188	572	474
Total recoveries	6,932	12,321	11,509	13,632	12,555
Net charge-offs	(14,160)	(2,894)	(7,046)	(3,028)	(8,907)
Provision for credit losses	77,700	3,493	14,769	8,631	10,778
Ending balance	$149,140	$83,968	$83,369	$75,646	$70,043
Loans outstanding at end of period (1)	$9,427,660	$8,743,465	$8,391,511	$8,358,657	$6,213,423
Average amount of loans outstanding (1)	$9,411,213	$8,612,478	$8,409,373	$6,682,259	$6,052,389
ACL to period-end loans	1.58%	0.96%	0.99%	0.91%	1.13%
Net charge-offs to average loans outstanding	0.15%	0.03%	0.08%	0.05%	0.15%
ACL for unfunded commitments and letters of credit
Beginning balance	$3,430	$4,330	$3,130	$2,705	$2,930
Impact of Adopting ASC 326	1,570	—	—	—	—
Net changes in the ACL for unfunded commitments and letters of credit	3,300	(900)	1,200	425	(225)
Ending balance	$8,300	$3,430	$4,330	$3,130	$2,705
 __________
(1)Excludes loans held for sale.

At December 31, 2020, our ACL was $149.1 million, or 1.58% of total loans (excluding loans held for sale). This compares with an allowance of $84.0 million, or 0.96% of total loans (excluding loans held for sale) at December 31, 2019.

Allocation of the ACL
The table below sets forth the allocation of the ACL by loan category:

	December 31,
	2020		2019		2018		2017		2016
Balance at End of Period Applicable to:	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
	(dollars in thousands)
Commercial loans:
Commercial real estate	$68,934	43.0%	$20,340	45.1%	$14,864	43.0%	$16,260	42.8%	$19,763	40.9%
Commercial business	45,250	38.2%	30,292	34.2%	34,658	34.9%	25,101	34.0%	27,756	34.1%
Agriculture	9,052	8.3%	15,835	8.8%	9,589	7.9%	9,662	8.3%	11,716	10.5%
Construction	7,636	2.8%	8,571	4.1%	14,395	6.0%	15,092	7.1%	2,439	4.7%
Consumer loans:
One-to-four family residential real estate	16,875	7.3%	7,435	7.3%	8,024	7.7%	8,904	7.3%	7,429	9.0%
Consumer	1,393	0.4%	883	0.5%	786	0.5%	627	0.5%	714	0.8%
Unallocated	—	—%	612	—%	1,053	—%	—	—%	226	—%
Total	$149,140	100.0%	$83,968	100.0%	$83,369	100.0%	$75,646	100.0%	$70,043	100.0%
 __________
(1)Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
For additional information on our allowance for credit losses and allowance for unfunded commitments and letters of credit, see Note 5 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2020	2019	2018
	(in thousands)
Demand and other noninterest-bearing	$6,913,214	$5,328,146	$5,227,216
Money market	2,780,922	2,322,644	2,294,125
Interest-bearing demand	1,433,083	1,150,437	1,084,863
Savings	1,169,721	882,050	889,849
Interest-bearing public funds, other than certificates of deposit	656,273	301,203	233,938
Certificates of deposit, less than $250,000	201,805	218,764	243,849
Certificates of deposit, $250,000 or more	108,935	151,995	89,473
Certificates of deposit insured by CDARS®	23,105	17,065	23,580
Brokered certificates of deposit	5,000	12,259	57,930
Reciprocal money market accounts	577,804	300,158	313,692
Subtotal	13,869,862	10,684,721	10,458,515
Valuation adjustment resulting from acquisition accounting	—	(13)	(389)
Total deposits	$13,869,862	$10,684,708	$10,458,126
Deposits totaled $13.87 billion at December 31, 2020 compared to $10.68 billion at December 31, 2019. Noninterest-bearing deposits, interest-bearing deposits, and reciprocal money market accounts provide a stable source of low cost funding.

At December 31, 2020, brokered deposits, other wholesale deposits and reciprocal money market accounts (excluding public funds) totaled $605.9 million or 4.4% of total deposits compared to $329.5 million or 3.1% of total deposits, at year end 2019. The reciprocal money market account program is similar to the CDARS® program. CDARS® is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2020, public funds held by the Company totaled $926.8 million compared to $529.4 million at December 31, 2019. Uninsured public funds balances increased from $468.3 million at December 31, 2019 to $862.3 million at December 31, 2020. The Company is required to collateralize 50% of Washington state and 40% of Oregon state uninsured public funds. For additional information regarding the collateral for these deposits, see Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The following table sets forth the amount outstanding of time certificates of deposit and other time deposits in amounts of $100,000 or more (which represent CDARS® accounts) by time remaining until maturity and percentage of total deposits:

Amounts maturing in:	December 31, 2020
	Time Certificates of Deposit of $100,000 or More		Other Time Deposits of $100,000 or More
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(dollars in thousands)
Three months or less	$92,150	0.7%	$11,940	0.1%
Over 3 through 6 months	19,121	0.1%	4,119	—%
Over 6 through 12 months	30,490	0.2%	5,078	0.1%
Over 12 months	33,975	0.3%	—	—%
Total	$175,736	1.3%	$21,137	0.2%
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2020		2019		2018
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate
	(dollars in thousands)
Money market	$3,043,731	0.14%	$2,591,303	0.41%	$2,695,585	0.23%
Interest-bearing demand	1,248,975	0.12%	1,064,145	0.16%	1,089,548	0.14%
Savings	1,022,388	0.01%	892,518	0.02%	884,770	0.02%
Interest-bearing public funds, other than certificates of deposit	544,109	0.37%	440,359	1.65%	244,943	0.82%
Certificates of deposit	348,855	0.39%	395,421	0.62%	452,756	0.49%
Total interest-bearing deposits	6,208,058	0.15%	5,383,746	0.41%	5,367,602	0.23%
Demand and other noninterest-bearing	6,304,197		5,139,941		5,042,802
Total average deposits	$12,512,255		$10,523,687		$10,410,404
Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of FHLB advances, FRB borrowings, securities sold under agreements to repurchase, subordinated debentures and a revolving line of credit. FHLB advances and FRB borrowings are secured by our loan portfolio and investment securities. Securities sold under agreements to repurchase are secured by investment securities. Subordinated debentures are unsecured and the revolving line of credit is available, if necessary, and requires the Company to comply with certain covenants including those related to asset quality and capital levels. For additional information on our borrowings, see Notes 11, 12, 13, and 14 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
The Company had off-balance sheet loan commitments aggregating $2.80 billion and $2.67 billion at December 31, 2020 and 2019, respectively. Standby letters of credit were $29.9 million at December 31, 2020, an increase from $25.7 million at December 31, 2019.
Contractual Obligations
We are party to many contractual financial obligations, including repayments of deposits and borrowings and payments for operating leases. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2020
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total
	(in thousands)
Total deposits (1)	$13,794,053	$61,770	$13,989	$50	$13,869,862
FHLB advances (1)	—	2,045	—	5,369	7,414
Operating leases	11,224	20,472	16,112	27,354	75,162
Other borrowings (1)	73,859	—	—	—	73,859
Subordinated debentures (1)	—	—	—	35,092	35,092
Total	$13,879,136	$84,287	$30,101	$67,865	$14,061,389
__________
(1) In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
For additional information regarding our contractual obligations, see Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, borrowings from the FRB, securities repurchase agreements, subordinated debentures and a revolving line of credit available, if necessary. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and client deposits have proven to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $2.09 billion and $234.4 million, respectively, at December 31, 2020, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders, purchase treasury shares and cover operating expenses.
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

Capital
Our shareholders’ equity increased to $2.35 billion at December 31, 2020, from $2.16 billion at December 31, 2019. Shareholders’ equity was 14.16% and 15.34% of total assets at December 31, 2020 and 2019, respectively. Dividends per common share were $1.34 and $1.40, for the years ended December 31, 2020 and 2019, respectively.
Regulatory Capital. In July 2013, the federal bank regulators approved the Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation—Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019.
Basel III also introduced a new capital conservation buffer, composed entirely of CET1, on top of the minimum risk- weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets or total capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Company and the Bank are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The Company and the Bank met all such capital requirements as of December 31, 2020.
In addition, FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized” (as discussed in “Item 1. Business—Supervision and Regulation—Prompt Corrective Action Framework”), primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at December 31, 2020 and 2019.
As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, capital ratios and amounts as of December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.
The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2020 and 2019:

	Company		Columbia Bank
	2020	2019	2020	2019
CET1 risk-based capital ratio	12.88%	12.45%	13.08%	12.46%
Tier 1 risk-based capital ratio	12.88%	12.45%	13.08%	12.46%
Total risk-based capital ratio	14.45%	13.60%	14.33%	13.29%
Leverage ratio	8.86%	10.17%	9.08%	10.22%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2019, our board of directors approved a stock repurchase program to repurchase up to 2.9 million shares, up to a maximum aggregate purchase prices of $100.0 million. The share repurchase authorization expired in May of 2020. Prior to expiration, the Company repurchased 731 thousand shares of common stock totaling $20.0 million during the year ended December 31, 2020 under this plan. On October 28, 2020, our board of directors approved a stock repurchase program to purchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million. The Company intends to purchase the shares from time to time in the open market, in private transactions, by direct or derivative purchases or other transactions under conditions which allow such repurchases to be accretive to EPS while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. There were no share repurchases under this plan in 2020.

Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by diluted EPS):

	Years ended December 31,
	2020	2019	2018
Dividends paid per common share - regular	$1.12	$1.12	$1.00
Dividends paid per common share - special	0.22	0.28	0.14
Dividends paid per common share	$1.34	$1.40	$1.14

Dividend payout ratio (1)	62%	52%	48%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
Subsequent to year end, on January 28, 2021, the Company declared a quarterly cash dividend of $0.28 per share payable on February 24, 2021, to shareholders of record at the close of business on February 10, 2021.
Applicable federal and Washington state regulations restrict capital distributions, including dividends, by the Company’s banking subsidiary. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. Our ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank. In addition, the payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In this regard, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed EPS, measured over the previous four fiscal quarters. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure.
Reference “Item 6. Selected Financial Data” of this report for our return on average assets, return on average equity and average common equity to average assets ratios for all reported periods.
Non-GAAP Financial Measures
In addition to capital ratios defined by banking regulators, the Company considers various measures when evaluating capital utilization and adequacy, including:
•Tangible common equity to tangible assets, and
•Tangible common equity to risk-weighted assets.
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
Because GAAP in the United States of America does not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these tangible common equity ratios. The following table reconciles the Company’s calculation of these measures to amounts reported under GAAP.

Despite the importance of these measures to the Company, there are no standardized definitions for them and, as a result, the Company’s calculations may not be comparable with other organizations. The Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

	December 31,
	2020	2019
	(dollars in thousands)
Shareholders’ equity	$2,347,607	$2,159,962
Goodwill	(765,842)	(765,842)
Other intangible assets, net	(26,734)	(35,458)
Tangible common equity (a)	1,555,031	1,358,662
Total assets	16,584,779	14,079,524
Goodwill	(765,842)	(765,842)
Other intangible assets, net	(26,734)	(35,458)
Tangible assets (b)	$15,792,203	$13,278,224
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$10,801,785	$10,583,559
Ratios:
Tangible common equity to tangible assets (a)/(b)	9.85%	10.23%
Tangible common equity to risk-weighted assets (a)/(c)	14.40%	12.84%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2020	2019	2018
Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$507,574	$501,770	$486,667
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans (2)	(6,154)	(9,086)	(12,556)
Premium amortization on acquired securities	3,409	6,020	7,736
Interest reversals on nonaccrual loans	2,000	1,671	1,564
Operating net interest income (tax equivalent) (1)	$506,829	$500,375	$483,411
Average interest earning assets	$13,916,611	$11,837,633	$11,241,321
Net interest margin (tax equivalent) (1)	3.65%	4.24%	4.33%
Operating net interest margin (tax equivalent) (1)	3.64%	4.23%	4.30%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $7.5 million, $8.4 million and $7.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Option risk—In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity or the timing of cash flows. Option risk is also present in the investment portfolio as mortgage-backed securities could prepay.
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
Based on the results of the simulation model as of December 31, 2020, we would expect decreases in net interest income of $6.4 million and $22.3 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $4.0 million and $37.0 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
On January 23, 2019, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional based on one month LIBOR. In October 2020, the collar was terminated and resulted in a $34.4 million realized gain that was recorded in other comprehensive income, net of deferred income taxes. The gain will amortize into interest income through February 2024 which is in line with the initial term of the interest rate collar. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2020. The amounts in the table are derived from our internal data and are based upon SEC reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.

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

December 31, 2020	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total
	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$434,867	$—	$—	$—	$434,867
Loans, net of deferred fees	3,263,317	1,318,105	3,535,338	1,310,900	9,427,660
Loans held for sale	26,481	—	—	—	26,481
Investments	105,630	296,531	1,868,121	2,963,557	5,233,839
Total interest-earning assets	$3,830,295	$1,614,636	$5,403,459	$4,274,457	15,122,847
ACL					(149,140)
Cash and due from banks					218,899
Premises and equipment, net					162,059
Other assets					1,230,114
Total assets					$16,584,779
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$6,617,803	$—	$—	$—	$6,617,803
Time deposits	138,245	124,792	75,759	49	338,845
Subordinated debentures	92	35,000	—	—	35,092
Borrowings	74,273	—	2,000	5,000	81,273
Total interest-bearing liabilities	$6,830,413	$159,792	$77,759	$5,049	7,073,013
Other liabilities					7,164,159
Total liabilities					14,237,172
Shareholders’ equity					2,347,607
Total liabilities and shareholders’ equity					$16,584,779
Interest-bearing liabilities as a percent of total interest-earning assets	45.17%	1.06%	0.51%	0.03%
Rate sensitivity gap	$(3,000,118)	$1,454,844	$5,325,700	$4,269,408
Cumulative rate sensitivity gap	$(3,000,118)	$(1,545,274)	$3,780,426	$8,049,834
Rate sensitivity gap as a percentage of interest-earning assets	(19.84)%	9.62%	35.22%	28.23%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(19.84)%	(10.22)%	25.00%	53.23%
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
Please refer to Note 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding the interest rate derivatives. As FASB and the IRS have proposed hedge accounting and taxation relief with regards to the transition, the Company does not anticipate any material impact to our Consolidated Financial Statements as a result of the transition away from LIBOR.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Refer to Notes 1 and 5 to the financial statements (also see change in accounting principle explanatory paragraph above)
Critical Audit Matter Description
The Company estimates its allowance for credit losses (ACL) using information derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Specifically, the Company measures reserves on a collective (pool) basis for each loan class, using a quantitative discounted cash flows model that is then qualitatively adjusted for large loan concentrations, trends in problem loans, policy exemptions granted, and other factors. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of the loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Company utilizes an 18-month forecast for the macroeconomic factors, after which they revert to their historical mean on a straight-line basis. As of December 31, 2020, the ACL was $149.1 million.
Significant management judgments are required in determining whether, and to what extent, qualitative adjustments for each portfolio loan class are required and the selection of the reasonable and supportable forecasts of future economic conditions. The subjectivity of the judgments made in selecting qualitative adjustments and the forecasts for the macroeconomic factors has increased as the impacts of the Novel Coronavirus (“COVID-19”) remain highly uncertain.
Given the size of the loan portfolio and the subjective     nature of estimating the ACL, particularly the estimate of qualitative adjustments and selection of forecasts for the macroeconomic factors, auditing the ACL involved a high degree of auditor judgement requiring significant effort and included the need to involve credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the ACL for the loan portfolio, included the following, among others:

•We tested the design and operating effectiveness of controls over the execution and monitoring of the quantitative model, selection of the forecast, determination of qualitative adjustments to the modeled reserves and the overall calculation and disclosure of the ACL.
•We evaluated the reasonableness of the quantitative discounted cash flows model and related assumptions, assessed the reasonableness of the design and logic of the model, tested the accuracy of the data input into the model, and tested the mathematical accuracy of the model’s calculations.
•We evaluated the reasonableness of management’s assessment, determination, and application of the qualitative framework used to determine adjustments to the modeled reserves and tested the mathematical accuracy of the qualitative adjustments.
•We used our credit specialists to assist us in evaluating the quantitative discounted cash flows model and the framework for certain qualitative adjustments to that model.
•We evaluated the reasonableness of the Company’s macroeconomic assumptions and judgments in estimating future credit losses, including the selection of forecasted macroeconomic assumptions and considerations of alternative forecasted macroeconomic scenarios. This included obtaining independent macroeconomic forecasts and evaluating any contradictory evidence.
•We tested the mathematical accuracy of the macroeconomic factors selected and the impact on the probability of default calculations, including evaluating the magnitude of change in the quantitative allowance attributable to changes in the selected macroeconomic forecasts.

/s/ Deloitte & Touche LLP
February 26, 2021
Seattle, Washington

We have served as the Company’s auditor since 1997.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2020	2019
			(in thousands)
ASSETS
Cash and due from banks			$218,899	$223,541
Interest-earning deposits with banks			434,867	24,132
Total cash and cash equivalents			653,766	247,673
Debt securities available for sale at fair value (amortized cost of $4,997,529 and $3,703,096, respectively)			5,210,134	3,746,142
Equity securities			13,425	—
FHLB stock at cost			10,280	48,120
Loans held for sale			26,481	17,718
Loans, net of unearned income			9,427,660	8,743,465
Less: ACL			149,140	83,968
Loans, net			9,278,520	8,659,497
Interest receivable			54,831	46,839
Premises and equipment, net			162,059	165,408
OREO			553	552
Goodwill			765,842	765,842
Other intangible assets, net			26,734	35,458
Other assets			382,154	346,275
Total assets			$16,584,779	$14,079,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$6,913,214	$5,328,146
Interest-bearing			6,956,648	5,356,562
Total deposits			13,869,862	10,684,708
FHLB advances			7,414	953,469
Securities sold under agreements to repurchase			73,859	64,437
Subordinated debentures			35,092	35,277
Other liabilities			250,945	181,671
Total liabilities			14,237,172	11,919,562
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
December 31,
	2020	2019
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,782	73,577	1,660,998	1,650,753
Outstanding	71,598	72,124
Retained earnings			575,248	519,676
Accumulated other comprehensive income			182,195	40,367
Treasury stock at cost	2,184	1,453	(70,834)	(50,834)
Total shareholders’ equity			2,347,607	2,159,962
Total liabilities and shareholders’ equity			$16,584,779	$14,079,524

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2020	2019	2018
	(in thousands except per share amounts)
Interest Income
Loans	$426,003	$448,041	$428,197
Taxable securities	81,578	69,864	55,969
Tax-exempt securities	9,567	10,735	12,201
Deposits in banks	661	1,312	702
Total interest income	517,809	529,952	497,069
Interest Expense
Deposits	9,367	22,146	12,105
FHLB advances and FRB borrowings	6,264	11,861	3,750
Subordinated debentures	1,871	1,871	1,871
Other borrowings	196	669	504
Total interest expense	17,698	36,547	18,230
Net Interest Income	500,111	493,405	478,839
Provision for credit losses	77,700	3,493	14,769
Net interest income after provision for credit losses	422,411	489,912	464,070
Noninterest Income
Deposit account and treasury management fees	27,019	35,695	36,072
Card revenue	13,928	15,198	19,719
Financial services and trust revenue	12,830	12,799	12,135
Loan revenue	24,802	13,465	11,866
Bank owned life insurance	6,418	6,294	6,007
Investment securities gains (losses), net	16,710	2,132	(89)
Other	2,793	11,598	2,546
Total noninterest income	104,500	97,181	88,256
Noninterest Expense
Compensation and employee benefits	209,722	212,867	200,199
Occupancy	36,013	35,176	36,576
Data processing	19,370	19,164	20,235
Legal and professional fees	12,158	21,645	18,044
Amortization of intangibles	8,724	10,479	12,236
B&O taxes	4,970	5,846	5,664
Advertising and promotion	4,466	4,925	5,584
Regulatory premiums	2,956	1,920	3,710
Net cost (benefit) of operation of OREO	(315)	(692)	1,218
Other	36,455	34,152	37,024
Total noninterest expense	334,519	345,482	340,490
Income before income taxes	192,392	241,611	211,836
Income tax provision	38,148	47,160	38,954
Net Income	$154,244	$194,451	$172,882
Earnings Per Common Share
Basic	$2.17	$2.68	$2.36
Diluted	$2.17	$2.68	$2.36
Weighted average number of common shares outstanding	70,835	71,999	72,385
Weighted average number of diluted common shares outstanding	70,880	72,032	72,390

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$154,244	$194,451	$172,882
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $(39,489), $(20,540) and $4,067	130,355	67,802	(13,425)
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $66, $496 and $25	(219)	(1,636)	(81)
Net unrealized gain (loss) from available for sale debt securities, net of reclassification adjustment	130,136	66,166	(13,506)
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) and plan amendments during the period, net of tax of $659, $619 and $(7)	(2,177)	(2,042)	24
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of $(96), $(74) and $(74)	318	245	245
Pension plan liability adjustment, net	(1,859)	(1,797)	269
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $(6,062), $(3,562) and $0	20,012	11,760	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $1,957, $138 and $0	(6,461)	(457)	—
Net unrealized gain from cash flow hedging instruments, net of reclassification adjustment	13,551	11,303	—
Other comprehensive income (loss)	141,828	75,672	(13,237)
Total comprehensive income	$296,072	$270,123	$159,645

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except per share amounts)
Balance at January 1, 2018	73,020	$1,634,705	$337,442	$(22,225)	$—	$1,949,922
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-01	—	—	(157)	157	—	—
Net income	—	—	172,882	—	—	172,882
Other comprehensive loss	—	—	—	(13,237)	—	(13,237)
Issuance of common stock - stock option and other plans	46	1,857	—	—	—	1,857
Issuance of common stock - RSAs, net of canceled awards	246	8,354	—	—	—	8,354
Activity in deferred compensation plan	—	7	—	—	—	7
Purchase and retirement of common stock	(63)	(2,677)	—	—	—	(2,677)
Cash dividends declared on common stock ($1.14 per share)	—	—	(83,459)	—	—	(83,459)
Balance at December 31, 2018	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	194,451	—	—	194,451
Other comprehensive income	—	—	—	75,672	—	75,672
Issuance of common stock - stock option and other plans	59	2,025	—	—	—	2,025
Issuance of common stock - RSAs, net of canceled awards	343	9,271	—	—	—	9,271
Activity in deferred compensation plan	—	3	—	—	—	3
Purchase and retirement of common stock	(74)	(2,792)	—	—	—	(2,792)
Cash dividends declared on common stock ($1.40 per share)	—	—	(102,265)	—	—	(102,265)
Purchase of treasury stock	(1,453)	—	—	—	(50,834)	(50,834)
Balance at December 31, 2019	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	154,244	—	—	154,244
Other comprehensive income	—	—	—	141,828	—	141,828
Issuance of common stock - stock option and other plans	65	2,028	—	—	—	2,028
Issuance of common stock - RSAs, net of canceled awards	208	10,737	—	—	—	10,737
Activity in deferred compensation plan	—	2	—	—	—	2
Purchase and retirement of common stock	(68)	(2,522)	—	—	—	(2,522)
Cash dividends declared on common stock ($1.34 per share)	—	—	(96,215)	—	—	(96,215)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at December 31, 2020	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$154,244	$194,451	$172,882
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	77,700	3,493	14,769
Stock-based compensation expense	10,737	9,271	8,354
Depreciation, amortization and accretion	14,893	34,213	32,971
Investment securities loss (gain), net	(16,710)	(2,132)	89
Net realized loss (gain) on sale of premises and equipment and OPPO	(1,334)	(7,317)	316
Net realized loss (gain) on sale and valuation adjustments of OREO	(34)	(602)	1,218
Gain on bank owned life insurance death benefit	—	(3,051)	—
Originations of loans held for sale	(491,385)	(210,484)	(133,945)
Proceeds from sales of loans held for sale	483,130	196,615	135,862
Change in fair value of loans held for sale	(508)	—	—
Deferred income tax expense (benefit)	(13,768)	330	108
Net change in:
Interest receivable	(7,992)	(1,516)	(4,442)
Interest payable	(933)	632	164
Other assets	(48,539)	(23,464)	2,176
Other liabilities	32,791	14,308	6,679
Net cash provided by operating activities	192,292	204,747	237,201
Cash Flows From Investing Activities
Loans originated, net of principal collected	(619,543)	(291,857)	2,069
Purchases of:
Debt securities available for sale	(2,118,667)	(1,196,895)	(965,585)
Loans held for investment	(50,035)	(57,075)	(46,969)
Premises and equipment	(8,720)	(8,447)	(11,328)
FHLB stock	(53,240)	(273,800)	(197,440)
Proceeds from:
Sales of debt securities available for sale	194,697	259,554	32,330
Sales of equity securities	3,000	—	4,808
Principal repayments and maturities of securities available for sale	603,129	428,025	465,747
Sales of premises and equipment	2,948	8,634	16,030
Redemption of FHLB stock	91,080	251,640	181,920
Sales of OREO and OPPO	1,074	6,506	7,261
Bank owned life insurance death benefit	1,050	8,265	5,074
Termination of cash flow hedging instrument	34,442	—	—
Net cash used in investing activities	(1,918,785)	(865,450)	(506,083)

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years Ended December 31,
	2020	2019	2018
	(in thousands)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	3,185,167	226,958	(73,591)
Net increase in sweep repurchase agreements	9,422	3,343	7,035
Proceeds from:
Exercise of stock options and employee stock purchase plan	2,028	2,025	1,857
FHLB advances	1,331,000	6,845,000	4,936,000
FRB borrowings	222,010	36,000	5,010
Other borrowings	9,222	100	—
Payments for:
FHLB advances	(2,277,000)	(6,291,000)	(4,548,000)
FRB borrowings	(222,010)	(36,000)	(5,010)
Other borrowings	(9,222)	(100)	—
Common stock dividends	(95,509)	(101,911)	(83,440)
Repayment of junior subordinated debentures	—	—	(8,248)
Repayment of term repurchase agreement	—	—	(25,000)
Purchase of treasury stock	(20,000)	(50,834)	—
Purchase and retirement of common stock	(2,522)	(2,792)	(2,677)
Net cash provided by financing activities	2,132,586	630,789	203,936
Increase (decrease) in cash and cash equivalents	406,093	(29,914)	(64,946)
Cash and cash equivalents at beginning of period	247,673	277,587	342,533
Cash and cash equivalents at end of period	$653,766	$247,673	$277,587

Supplemental Information:
Interest paid	$18,631	$35,916	$18,066
Income taxes paid, net of refunds	$43,287	$47,375	$24,067
Non-cash investing and financing activities:
Loans transferred to OREO	$1,033	$386	$1,200
Premises and equipment expenditures incurred but not yet paid	$302	$451	$195
Change in dividends payable on unvested shares included in other liabilities	$706	$354	$19

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020, 2019 and 2018
1.Summary of Significant Accounting Policies and Reclassifications
Organization
Columbia Banking System, Inc. (the “Corporation,” “we,” “our,” “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). The Bank provides a full range of financial services through 145 branch locations, including 70 in the State of Washington, 60 in Oregon and 15 in Idaho. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and Columbia Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
Basis of Presentation
The Company’s accounting and reporting policies conform to GAAP and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying our estimates and assumptions could cause actual financial results to differ from our estimates. The most significant estimates included in the financial statements relate to the ACL, business combinations and goodwill impairment.
The Company has applied its accounting policies and estimation methods consistently in all periods presented in these financial statements (to the periods in which they applied), with the exception of our allowance for credit losses accounting under ASC 326, which was adopted prospectively, beginning in 2020 and our lease accounting under ASC 842, which was adopted prospectively, beginning in 2019.
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
Securities
Debt securities are classified based on management’s intention on the date of purchase. All debt securities are classified as AFS and are presented at fair value. Realized gains or losses on sales of debt securities AFS, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized gains or losses on debt securities available for sale are excluded from net income but are included in other comprehensive income as a separate component of shareholders' equity, net of tax. Purchase premiums or discounts on debt securities available for sale are amortized or accreted into income using the interest method over the terms of the individual securities.
The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost exists. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous credit losses recognized in earnings.

When the fair value of an AFS debt security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired AFS debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses.
Our equity securities currently consist of Visa Class B restricted stock which do not have readily determinable fair values. These securities are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments to the carrying value of these investments are recorded in Investment securities gains (losses), net in the Consolidated Statements of Income.
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
Loans held for sale
One-to-four family residential real estate loans originated with the intent to be sold in the secondary market are considered held for sale. One-to-four family residential real estate loans under best efforts delivery commitments are carried at the lower of amortized cost or fair value. There are no economic hedges on these loans. Due to the short period of time between the origination and sale of these loans, the carrying amount of these loans approximates fair value. For one-to-four family residential real estate loans under mandatory delivery commitments, the Company has elected to account for these loans at fair value. The use of the fair value option allows the change in the fair value of the loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges for these loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes a gain or loss on the sale of loans when the sales criteria for derecognition are met. See Note 20. "Fair Value Accounting and Measurement” for additional information on loans held for sale.
Loans
Loans are generally carried at the unpaid principal balance, net of purchase premiums, purchase discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination fees less direct loan origination costs. Net deferred loan fees, purchase premiums and purchase discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The interest method is used for all loans except revolving loans, for which the straight-line method is used. Interest income is accrued as earned. Fees related to lending activities, other than the origination or purchase of loans, are recognized as noninterest income during the period the related services are performed.

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
Loan modifications in response to COVID-19—The Company is actively working with its borrowers to provide loan payment deferrals as a result of the COVID-19 pandemic. Pursuant to the CARES Act and a joint agency statement issued by the federal banking agencies, these loan modifications are not accounted for as TDRs. Payment deferral terms generally range from 90 to 180 days and some borrowers have been granted multiple deferrals.
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 17, “Commitments and Contingent Liabilities.”
Allowance for Credit Losses
In accordance with ASU 2016-13, the Company adopted ASC 326 as of January 1, 2020. The allowance for credit losses under ASC 326 is an accounting estimate of expected losses over the contractual life of assets carried at amortized cost within the Company’s loan portfolio at the balance sheet date. The ASU requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.
The quantitative allowance is calculated using a DCF approach with a probability of default methodology. The probability of default is an assumption derived from regression models which determines the relationship between historical defaults and certain economic variables. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to determine defaults over the forecast period. The Company leverages economic projections from an independent third-party provider on a quarterly basis that are vetted by the Company through quantifiable analysis and comparisons are evaluated by a committee before a final scenario is determined for the 18 month reasonable and supportable forecast period used by the Company. Following the forecast period, the economic variables used to calculate the probability of default revert to a historical average at a constant rate. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the loss given default, which is the estimate of loss for a defaulted loan, and the discount rate applied to future cash flows. The DCF model calculates the net present value of each loan using both the contractual and expected cash flows, respectively.
In addition to the quantitative portion of the allowance for credit losses, the Company also considers the effects of the following qualitative factors in its calculation of expected losses in the loan portfolio:
•Economic and business conditions;
•Concentration of credit;
•Lending management and staff;
•Lending policies and procedures;
•Loss and recovery trends;
•Nature and volume of the portfolio;
•Trends in problem loans, loan delinquencies and nonaccrual loans;
•Quality of internal loan review; and
•Other external factors such as the effect of economic stimulus and loan modification programs.
The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in any of the metrics could have a significant impact on our calculation of the allowance.

Loans for which repayment is expected to be provided substantially through the operation or sale of collateral are considered collateral-dependent. The allowance for credit losses for collateral-dependent loans is measured on the basis of the fair value of the collateral when foreclosure is probable.
Unfunded Commitments and Letters of Credit—The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. Expected credit losses are calculated based on the likelihood that funding will occur and an estimate of the amount that will be funded using recent utilization rates, current utilization and the Company’s quantitative ACL rate. The allowance for unfunded commitments is included in “Other liabilities” on the Consolidated Balance Sheets, with changes to the balance charged against noninterest expense.
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
Other Real Estate Owned
OREO is composed of real estate acquired by the Company through either foreclosure or deed in lieu of foreclosure in satisfaction of debt. At foreclosure, OREO is recorded at fair value less estimated costs to sell. Any fair value adjustments at foreclosure are charged to the allowance, or in the event of a write-up without previous losses charged to the allowance, a credit to earnings is recorded. The fair value of the OREO is based upon a current appraisal or a letter of intent to purchase. Losses that result from the ongoing periodic valuation of these properties are charged to the net cost of operation of OREO in the period in which they are identified. Improvements to OREO are capitalized and holding costs are charged to the net cost of operation of OREO as incurred.

Goodwill and Intangibles
Net assets of companies acquired in a business combination are recorded at fair value at the date of acquisition. Any excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, is recognized as goodwill. Goodwill is reviewed for potential impairment annually, during the third quarter, or, more frequently, if events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. The Company consists of a single reporting unit. The Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment on January 1, 2020, which eliminated the second step of the goodwill impairment testing. The test for impairment requires the Company to compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the difference is the amount of impairment and goodwill is written down to the fair value of the reporting unit. Prior to the issuance of ASU 2017-04, the second step of the impairment process was to compare the implied fair value of goodwill with its carrying value. Prior to completing the impairment test, however, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If such an assessment indicates the fair value of the reporting unit is more likely than not greater than its carrying value, then the impairment test need not be completed.
Identified intangible assets are amortized on an accelerated basis over the period benefited. Intangible assets are also evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections. At December 31, 2020, intangible assets included in the Consolidated Balance Sheets principally consisted of CDI with an original estimated life of 10 years.
Leases
The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines a rate within the contract. Leases with original terms of less than 12 months are not capitalized. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The lease term includes options to extend or terminate the lease if the Company is reasonably certain that an option will be exercised. See Note 9, “Leases” for additional information on leases.
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
Earnings per Common Share
The Company’s capital structure includes common shares, restricted common share awards and common share options. Restricted common share awards granted prior to the 2018 equity incentive plan participate in dividends declared on common shares at the same rate as common shares. These restricted common share awards are considered participating securities under the EPS topic of the FASB ASC.

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
The Company issues RSAs and RSUs which generally vest over a three- or four-year period. RSA and RSU time-based awards vest ratably over their vesting period while RSA and RSU performance-based awards cliff vest. Recipients of RSAs have voting rights while recipients of RSUs do not. Pursuant to our equity incentive plan approved in 2018, the holder accrues dividends, which are paid out when the RSAs vest or when the RSUs vest and the common shares are issued. The fair value of time-based and performance-based awards are equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based performance awards are estimated on the date of grant using the Monte Carlo simulation model.
Derivatives and Hedging Activities
In accordance with the Derivatives and Hedging topic of the FASB ASC, the Company recognizes derivatives as assets or liabilities on the Consolidated Balance Sheets at their fair value. The Company periodically enters into interest rate contracts with customers and offsetting contracts with third parties. As these interest rate contracts are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the changes in fair value of these instruments are recognized immediately in earnings. The Company also enters into forward contracts to sell residential mortgage loans to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives.
As part of the Company’s overall interest rate risk management, the Company used an interest rate collar with a notional amount of $500.0 million to mitigate interest rate risk. This collar was designated and qualified as a cash flow hedge. Gains and losses were recorded in accumulated other comprehensive income to the extent the hedge was effective. Gains and losses were reclassified from accumulated other comprehensive income to earnings in the period the hedged transaction affected earnings and was included in the same income statement line item that the hedged transaction was recorded. In October 2020, the interest rate collar was terminated. See Note 15. “Derivatives and Balance Sheet Offsetting” for additional information.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments included in this ASU require an entity to reflect its current estimate of all expected credit losses for assets held at an amortized cost basis. For available for sale debt securities, credit losses are measured in a manner similar to current GAAP, however, this ASU requires that credit losses be presented as an allowance rather than as a write-down. In November 2019, the FASB subsequently issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in the update require entities to include expected recoveries of the amortized cost basis previously written-off or expected to be written-off in the valuation account for purchased financial assets with credit deterioration. In addition, the amendments in this update clarify and improve various aspects of the guidance for ASU 2016-13.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. The Company adopted the new standard effective January 1, 2020 in accordance with the method of adoption therein. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Standards, Not Yet Adopted
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) - Scope. The amendments in this ASU clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Certain provisions, if elected, apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. Amendments in this ASU to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The ASU is effective for interim and annual reporting periods beginning on January 7, 2021. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of LIBOR, the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and were effective March 12, 2020 for all entities. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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
2.Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. The average required reserve balance for the years ended December 31, 2020 and 2019 was approximately $19.0 million and $84.9 million, respectively, and was met by holding cash and maintaining an average balance with the FRB. The average reserve balance for the year ended December 31, 2020 was impacted by the FRB’s decision to reduce reserve requirement ratios to zero percent beginning in March 2020.
3.Securities
At December 31, 2020, the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and states and municipalities. All of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,640,351	$178,579	$(4,543)	$—	$3,814,387
Other asset-backed securities	349,904	9,651	(2,076)	—	357,479
State and municipal securities	729,066	25,098	(592)	—	753,572
U.S. government agency and government-sponsored enterprise securities	278,208	6,545	(57)	—	284,696
Total	$4,997,529	$219,873	$(7,268)	$—	$5,210,134
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,864,949	$47,223	$(19,222)	$—	$2,892,950
Other asset-backed securities	194,563	2,476	(989)	—	196,050
State and municipal securities	478,366	10,660	(224)	—	488,802
U.S. government agency and government-sponsored enterprise securities	165,218	3,127	(5)	—	168,340
Total	$3,703,096	$63,486	$(20,440)	$—	$3,746,142
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the twelve months ended December 31, 2020 and 2019.

Accrued interest receivable for securities available for sale is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At December 31, 2020 and 2019, accrued interest receivable for securities was $17.1 million and $13.9 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.
The following table provides the proceeds and both gross realized gains and losses on the sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Proceeds from sales and calls of debt securities available for sale	$194,697	$259,554	$32,330

Gross realized gains from sales of debt securities available for sale	$471	$3,357	$235
Gross realized losses from sales of debt securities available for sale	(186)	(1,225)	(129)
Other securities gains (losses), net (1)	16,425	—	(195)
Investment securities gains (losses), net	$16,710	$2,132	$(89)
__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares. See Note 20 “Fair Value Accounting and Measurement” for additional information.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Gains (losses) recognized during the period on equity securities	$16,425	$—	$(195)
Less: Losses (gains) recognized during the period on equity securities sold during the period.	(3,000)	—	195
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1).	$13,425	$—	$—
__________
(1) Visa Class B restricted stock owned by the Company was previously carried at a zero-cost basis due to existing transfer restrictions and uncertainty of covered litigation. The sale of shares by the Company of Visa Class B restricted shares during the year ended December 31, 2020 resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining shares of Visa Class B restricted shares upward to this observable market price.
The scheduled contractual maturities of debt securities available for sale at December 31, 2020 are presented as follows:

	December 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$69,317	$69,895
Due after one year through five years	713,669	752,119
Due after five years through ten years	2,295,998	2,431,876
Due after ten years	1,918,545	1,956,244
Total debt securities available for sale	$4,997,529	$5,210,134

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31,
	2020	2019
	(in thousands)
To secure public funds	$488,119	$323,055
To secure borrowings	111,695	111,488
Other securities pledged	261,760	154,030
Total securities pledged as collateral	$861,574	$588,573
The following tables show the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$575,329	$(3,728)	$18,527	$(815)	$593,856	$(4,543)
Other asset-backed securities	143,764	(2,076)	70	—	143,834	(2,076)
State and municipal securities	86,471	(592)	—	—	86,471	(592)
U.S. government agency and government-sponsored enterprise securities	74,943	(57)	—	—	74,943	(57)
Total	$880,507	$(6,453)	$18,597	$(815)	$899,104	$(7,268)
December 31, 2019
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,055,903	$(12,424)	$491,539	$(6,798)	$1,547,442	$(19,222)
Other asset-backed securities	89,508	(880)	6,799	(109)	96,307	(989)
State and municipal securities	12,363	(142)	12,587	(82)	24,950	(224)
U.S. government agency and government-sponsored enterprise securities	—	—	10,495	(5)	10,495	(5)
Total	$1,157,774	$(13,446)	$521,420	$(6,994)	$1,679,194	$(20,440)

At December 31, 2020, there were 78 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2020.
At December 31, 2020, there were 12 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2020.
At December 31, 2020, there were 23 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2020, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities is investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2020.

At December 31, 2020, there were three U.S. government agency and government-sponsored enterprise securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2020.

Equity Securities without Readily Determinable Fair Values
In 2008, the Company received Visa Class B restricted shares as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members, including the Company. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member banks’ Visa Class B conversion ratio to unrestricted Visa Class A shares.
During the year ended December 31, 2020, the Company sold 17,360 shares of Visa Class B restricted stock for a gain of $3.0 million, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At December 31, 2020, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.
4.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment (net of unearned income):

	December 31,
	2020	2019
	(in thousands)
Commercial loans:
Commercial real estate	$4,062,313	$3,945,853
Commercial business	3,597,968	2,989,613
Agriculture	779,627	765,371
Construction	268,663	361,533
Consumer loans:
One-to-four family residential real estate	683,570	637,325
Other consumer	35,519	43,770
Total loans	9,427,660	8,743,465
Less: Allowance for credit losses	(149,140)	(83,968)
Total loans, net	$9,278,520	$8,659,497
At December 31, 2020 and 2019, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At December 31, 2020 and 2019, $3.46 billion and $3.24 billion, respectively, of commercial and residential real estate loans were pledged as collateral on FHLB advances. The Company has also pledged $200.4 million and $151.3 million of commercial loans to the FRB for additional borrowing capacity at December 31, 2020 and 2019, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At December 31, 2020 and 2019, accrued interest receivable for loans was $37.8 million and $33.0 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the amortized cost of the loan portfolio as of December 31, 2020 and 2019:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,037,309	$17,292	$—	$—	$17,292	$7,712	$4,062,313
Commercial business	3,578,905	1,282	4,559	—	5,841	13,222	3,597,968
Agriculture	767,102	911	—	—	911	11,614	779,627
Construction	268,304	—	142	—	142	217	268,663
Consumer loans:
One-to-four family residential real estate	677,627	2,283	1,659	—	3,942	2,001	683,570
Other consumer	35,450	24	5	—	29	40	35,519
Total	$9,364,697	$21,792	$6,365	$—	$28,157	$34,806	$9,427,660

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$3,935,633	$6,421	$—	—	$6,421	$3,799	$3,945,853
Commercial business	2,959,826	6,081	2,769	—	8,850	20,937	2,989,613
Agriculture	755,719	2,283	2,346	—	4,629	5,023	765,371
Construction	360,582	951	—	—	951	—	361,533
Consumer loans:
One-to-four family residential real estate	631,109	2,516	408	—	2,924	3,292	637,325
Other consumer	43,654	80	27	—	107	9	43,770
Total	$8,686,523	$18,332	$5,550	$—	$23,882	$33,060	$8,743,465
Loan payments are considered timely when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof is received on the due date of the scheduled payment. In addition, the risk rating on COVID-19 modified loans did not change. These loans are not considered past due until after the deferral period is over and scheduled payments are due. Accrued interest on these COVID-19 modified loans is due, in full, when the deferral period ends. The credit quality of these loans will be reevaluated after the deferral period ends.
The following table summarizes written-off interest on nonaccrual loans for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Commercial loans	$1,972	$1,475	$1,296
Consumer loans	28	196	268
Total	$2,000	$1,671	$1,564

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Commercial loans:
Commercial real estate	$6,393	$1,715
Commercial business	6,382	15,762
Agriculture	8,136	1,798
Total	$20,911	$19,275

The following is an analysis of loans classified as TDR for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020			2019			2018
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	$—	—	$—	$—	1	$891	$891
Commercial business	11	3,257	3,257	10	6,560	6,560	10	18,352	18,352
Agriculture	2	3,495	3,495	—	—	—	2	27	27
Consumer loans:
One-to-four family residential real estate	6	814	814	13	787	787	21	2,777	2,777
Other consumer	—	—	—	1	1	1	—	—	—
Total	19	$7,566	$7,566	24	$7,348	$7,348	34	$22,047	$22,047
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had $651 thousand of commitments to lend additional funds on loans classified as TDR as of December 31, 2020 as compared to $1.1 million of similar commitments at December 31, 2019. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings, summarized in the table above, largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the year ended December 31, 2020. During the year ended December 31, 2019, the Company had one $26 thousand consumer loan that defaulted within 12 months of being classified as a TDR. The defaulted TDR loan was collateralized and included with the loans individually measured for credit loss. The Company also had no loans modified as TDR that defaulted within 12 months of being modified as TDR during the year ended December 31, 2018.
Loan modifications and PPP loans in response to COVID-19
Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. At December 31, 2020, the Company had 70 deferments on $146.7 million of loans, gross of unearned income. These deferments are not classified as TDR’s and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small- and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs in accordance with the requirements of the amended PPP. At December 31, 2020, we had $651.6 million of PPP loans outstanding, which are included in commercial business loans.

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
The ACL is comprised of reserves measured on a collective (pool) basis using a quantitative DCF model for all loan classes with similar risk characteristics and then qualitatively adjusted for large loan concentrations, trends in problem loans, policy exemptions granted and other factors. The quantitative DCF model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of our loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Commercial segment two-factor models utilize a mix of seven macroeconomic factors, including the four most commonly used factors: Real GDP, National Unemployment Rate, Home Price Index and Commercial Real Estate Index. The three additional factors are Nominal GDP, Producer Price Index and Core Consumer Price Index. The Consumer segment two-factor models utilize a mix of three macroeconomic factors: National Unemployment Rate, Home Price Index and Prime Rate. The Company utilizes an 18 month reasonable and supportable forecast for the macroeconomic factors, after which they revert to their historical mean using a straight-line basis constructed on their absolute historical quarterly change.
Loans are individually measured for credit losses if they do not share similar risk characteristics of other loans within their respective pools. Individually measured loans are primarily nonaccrual and collateral dependent with balances equal to or greater than $500,000 and for which the borrower is experiencing financial difficulty such that full satisfaction of the contractual terms of the loan are in question. Commercial real estate loans are secured by commercial real estate, including owner occupied and non-owner occupied commercial real estate, as well as multifamily residential real estate. Commercial business loans are primarily secured by non-real estate collateral, including equipment and other non-real estate fixed assets, inventory, receivables, and cash. Agricultural loans are secured by farmland and other agricultural real estate, as well as equipment, inventory, such as crops and livestock, non-real estate fixed assets, and cash. Construction loans are secured by one-to-four family residential real estate and commercial real estate in varying stages of development. One-to-four family residential real estate loans are secured by one-to-four family residential properties. Other consumer loans are secured by personal property. For collateral dependent loans, the Company calculates the allowance as the difference between the amortized cost of the loan and the fair market value of the collateral. The fair market value of the collateral is determined by either the discounted expected future cash flows from the operation of the collateral or the appraised value of the collateral, less costs to sell. If the fair value of the collateral is greater than the amortized cost of the loan, no reserve is recorded.
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

The following tables show a detailed analysis of the ACL for the years ended December 31, 2020, 2019 and 2018:

	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Year Ended December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$(1,419)	$131	$42,349	$68,934
Commercial business	30,292	762	(12,396)	3,438	23,154	45,250
Agriculture	15,835	(9,325)	(6,427)	172	8,797	9,052
Construction	8,571	(1,750)	—	709	106	7,636
Consumer loans:
One-to-four family residential real estate	7,435	4,237	(84)	2,083	3,204	16,875
Other consumer	883	778	(766)	399	99	1,393
Unallocated	612	(603)	—	—	(9)	—
Total	$83,968	$1,632	$(21,092)	$6,932	$77,700	$149,140

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Year Ended December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$14,864	$(2,160)	$3,377	$4,259	$20,340
Commercial business	34,658	(11,290)	3,066	3,858	30,292
Agriculture	9,589	(245)	299	6,192	15,835
Construction	14,395	(242)	3,641	(9,223)	8,571
Consumer loans:
One-to-four family residential real estate	8,024	(1,196)	1,773	(1,166)	7,435
Other consumer	786	(82)	165	14	883
Unallocated	1,053	—	—	(441)	612
Total	$83,369	$(15,215)	$12,321	$3,493	$83,968

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Year Ended December 31, 2018	(in thousands)
Commercial loans:
Commercial real estate	$16,260	$(3,840)	$3,186	$(742)	$14,864
Commercial business	25,101	(7,437)	2,829	14,165	34,658
Agriculture	9,662	(5,507)	1,104	4,330	9,589
Construction	15,092	(124)	1,686	(2,259)	14,395
Consumer loans:
One-to-four family residential real estate	8,904	(1,451)	2,516	(1,945)	8,024
Other consumer	627	(196)	188	167	786
Unallocated	—	—	—	1,053	1,053
Total	$75,646	$(18,555)	$11,509	$14,769	$83,369
The $63.5 million increase in the ACL at December 31, 2020 compared to the ACL at January 1, 2020 was primarily due to the COVID-19 pandemic and its impact on the economic forecast. Specifically regarding the forecast used in the December 31, 2020 ACL estimate, management expects the forecasted national unemployment rate to be above the pre-pandemic levels through the forecast period due to persistent lock downs and slow rollout of the vaccine. Additionally, the commercial real estate index decline during the year is expected to continue into 2021, the home price index is projected to moderate over the forecast period and Real GDP is projected to rise above average during the latter half of 2021 through the remainder of the forecast period. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at December 31, 2020 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$3,430	$4,330	$3,130
Impact of Adopting ASC 326	1,570	—	—
Net changes in the allowance for unfunded commitments and letters of credit	3,300	(900)	1,200
Ending balance	$8,300	$3,430	$4,330
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

The following is an analysis of the credit quality of our loan portfolio as of December 31, 2020 and 2019:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total (1)
December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$674,444	$645,328	$478,881	$502,112	$408,972	$946,980	$52,049	$11,332	$3,720,098
Special mention	3,348	39,374	21,285	30,232	46,197	50,115	5	2,139	192,695
Substandard	2,916	24,860	13,571	15,652	43,735	41,138	3,389	4,259	149,520
Total commercial real estate	$680,708	$709,562	$513,737	$547,996	$498,904	$1,038,233	$55,443	$17,730	$4,062,313
Commercial business
Pass	$1,087,400	$366,435	$324,360	$199,010	$218,313	$214,677	$1,000,725	$11,540	$3,422,460
Special mention	3,002	26,361	8,471	24,582	7,004	10,650	22,426	—	102,496
Substandard	3,625	7,376	11,061	5,905	6,396	3,743	32,134	2,772	73,012
Total commercial business	$1,094,027	$400,172	$343,892	$229,497	$231,713	$229,070	$1,055,285	$14,312	$3,597,968
Agriculture
Pass	$142,163	$90,612	$44,434	$58,366	$58,893	$59,396	$244,135	$9,299	$707,298
Special mention	—	90	285	33	—	—	85	13	506
Substandard	5,193	12,480	5,868	4,258	284	3,502	38,780	1,458	71,823
Total agriculture	$147,356	$103,182	$50,587	$62,657	$59,177	$62,898	$283,000	$10,770	$779,627
Construction
Pass	$134,693	$66,974	$10,066	$3,498	$763	$1,805	$29,323	$3,753	$250,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	17,732	—	—	—	56	—	—	17,788
Total construction	$134,693	$84,706	$10,066	$3,498	$763	$1,861	$29,323	$3,753	$268,663
Consumer loans:
One-to-four family residential real estate
Pass	$161,021	$77,756	$62,696	$29,737	$20,889	$78,098	$243,325	$3,655	$677,177
Special mention	—	—	332	—	—	195	—	—	527
Substandard	—	849	227	1,166	344	1,968	1,005	307	5,866
Total one-to-four family residential real estate	$161,021	$78,605	$63,255	$30,903	$21,233	$80,261	$244,330	$3,962	$683,570
Other consumer
Pass	$5,548	$3,109	$3,886	$989	$244	$1,060	$19,911	$474	$35,221
Special mention	—	—	—	—	—	—	—	—	—
Substandard	30	—	—	5	—	170	53	40	298
Total consumer	$5,578	$3,109	$3,886	$994	$244	$1,230	$19,964	$514	$35,519
Total	$2,223,383	$1,379,336	$985,423	$875,545	$812,034	$1,413,553	$1,687,345	$51,041	$9,427,660
Less:
Allowance for credit losses									149,140
Loans, net									$9,278,520
_________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2019	2018	2017	2016	2015	Prior			Total
December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate
Pass	$699,336	$562,992	$621,113	$565,928	$441,220	$873,687	$52,276	$19,986	$3,836,538
Special mention	1,824	305	7,019	3,360	—	3,426	—	—	15,934
Substandard	47	10,698	9,320	36,229	20,278	11,738	—	5,071	93,381
Total commercial real estate	$701,207	$573,995	$637,452	$605,517	$461,498	$888,851	$52,276	$25,057	$3,945,853
Commercial business
Pass	$479,481	$442,222	$330,934	$301,337	$157,436	$199,089	$963,663	$25,577	$2,899,739
Special mention	2,241	6,673	56	2,006	52	585	12,710	—	24,323
Substandard	85	17,240	3,458	9,534	3,227	3,972	26,639	1,396	65,551
Total commercial business	$481,807	$466,135	$334,448	$312,877	$160,715	$203,646	$1,003,012	$26,973	$2,989,613
Agriculture
Pass	$107,152	$54,950	$70,337	$71,874	$33,597	$56,342	$280,984	$10,036	$685,272
Special mention	557	2,535	1,381	—	64	576	5,336	—	10,449
Substandard	7,291	6,047	6,173	5,907	1,477	5,698	30,669	6,388	69,650
Total agriculture	$115,000	$63,532	$77,891	$77,781	$35,138	$62,616	$316,989	$16,424	$765,371
Construction
Pass	$183,525	$91,342	$40,514	$1,067	$939	$1,601	$33,388	$7,793	$360,169
Special mention	—	1,264	—	—	—	—	41	—	1,305
Substandard	—	—	—	—	—	59	—	—	59
Total construction	$183,525	$92,606	$40,514	$1,067	$939	$1,660	$33,429	$7,793	$361,533
Consumer loans:
One-to-four family residential real estate
Pass	$103,315	$77,877	$32,440	$25,052	$27,294	$80,370	$283,830	$554	$630,732
Substandard	—	228	800	400	623	3,156	905	481	6,593
Total one-to-four family residential real estate	$103,315	$78,105	$33,240	$25,452	$27,917	$83,526	$284,735	$1,035	$637,325
Other consumer
Pass	$9,276	$5,713	$1,974	$758	$848	$1,306	$23,351	$508	$43,734
Substandard	—	—	1	—	—	8	27	—	36
Total consumer	$9,276	$5,713	$1,975	$758	$848	$1,314	$23,378	$508	$43,770
Total	$1,594,130	$1,280,086	$1,125,520	$1,023,452	$687,055	$1,241,613	$1,713,819	$77,790	$8,743,465
Less:
Allowance for credit losses									83,968
Loans, net									$8,659,497

6.Other Real Estate Owned
The following table sets forth activity in OREO for the periods indicated:

	Years Ended December 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$552	$6,019
Transfers in	1,033	386
Valuation adjustments	(70)	(195)
Proceeds from sale of OREO property	(1,066)	(6,455)
Gain on sale of OREO, net	104	797
Balance, end of period	$553	$552
At December 31, 2020, there were no foreclosed residential real estate properties held as a result of obtaining physical possession and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $260 thousand.
7.Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2020	2019
	(in thousands)
Land	$51,436	$53,124
Buildings	107,924	107,371
Leasehold improvements	30,094	28,459
Furniture and equipment	38,679	37,929
Vehicles	439	510
Computer software	12,581	15,936
Total cost	241,153	243,329
Less accumulated depreciation and amortization	(79,094)	(77,921)
Total	$162,059	$165,408
Total depreciation and amortization expense was $10.7 million, $10.3 million, and $10.4 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
8.Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed its annual impairment assessment as of July 31, 2020 and concluded that there was no impairment. As of December 31, 2020, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Our CDIs are evaluated for impairment if events and circumstances indicate possible impairment. The CDIs are amortized on an accelerated basis over an estimated life of 10 years each.

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Total goodwill, end of period	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance, beginning of period	105,473	105,473	105,473
Accumulated amortization, beginning of period	(70,934)	(60,455)	(48,219)
CDI, net, beginning of period	34,539	45,018	57,254
CDI current period amortization	(8,724)	(10,479)	(12,236)
Total CDI, end of period	25,815	34,539	45,018
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	26,734	35,458	45,937
Total goodwill and intangible assets, end of period	$792,576	$801,300	$811,779

The following table provides the estimated future amortization expense of CDI for the succeeding five years:

Years Ending December 31,
(in thousands)
2021	$7,264
2022	5,880
2023	4,552
2024	3,432
2025	2,415
9.Leases
Lease Commitments
The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2021 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
The following table shows the details of the Company’s operating lease right-of-use asset and the associated lease liability for the period indicated:

		December 31,
Item	Balance Sheet Location	2020	2019
		(in thousands)
Operating lease asset	Other assets	$61,863	$57,226
Operating lease liability	Other liabilities	$67,503	$63,030
At December 31, 2020, the Company’s operating leases have a weighted average remaining lease term of 8.2 years and a weighted average discount rate of 2.6%. Cash paid for amounts included in the measurement of operating lease liabilities was $11.2 million for both the years ended December 31, 2020 and 2019. Right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2020 and 2019 were $13.9 million and $20.6 million, respectively.

The following table shows the components of net lease costs:

		Years Ended December 31,
Item	Statement of Income Location	2020	2019
		(in thousands)
Operating lease cost (1)	Occupancy	$11,073	$10,851
Variable lease cost	Occupancy	1,732	1,805
Sublease income	Occupancy	(1,454)	(1,182)
Net lease cost		$11,351	$11,474
__________
(1) Includes short-term lease costs, which are immaterial.
Total rental expense on buildings and equipment, net of rental income of $1.2 million was $9.6 million for the year ended December 31, 2018.
The following table shows the maturity analysis for operating leases as of December 31, 2020:

Year ending December 31,
(in thousands)
2021	$11,224
2022	10,860
2023	9,612
2024	8,689
2025	7,423
Thereafter	27,354
Total future minimum lease payments	75,162
Amounts representing interest	(7,659)
Present value of minimum lease payments	$67,503
Sale-leaseback transactions:
In 2019, the Company sold one of its Washington facilities and leased back a portion of the facility utilized for branch operations. The lease term is through September 2022, with monthly payments of approximately $19 thousand. The sale-leaseback transaction resulted in a pre-tax gain of $5.9 million in the year ended December 31, 2019.
For additional detail regarding the lease guidance, see Note 1, “Summary of Significant Accounting Policies and Reclassifications.”

10.Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2020	2019
	(in thousands)
Demand and other noninterest-bearing	$6,913,214	$5,328,146
Money market	2,780,922	2,322,644
Interest-bearing demand	1,433,083	1,150,437
Savings	1,169,721	882,050
Interest-bearing public funds, other than certificates of deposit	656,273	301,203
Certificates of deposit, less than $250,000	201,805	218,764
Certificates of deposit, $250,000 or more	108,935	151,995
Certificates of deposit insured by CDARS®	23,105	17,065
Brokered certificates of deposit	5,000	12,259
Reciprocal money market accounts	577,804	300,158
Subtotal	13,869,862	10,684,721
Valuation adjustment resulting from acquisition accounting	—	(13)
Total deposits	$13,869,862	$10,684,708
Overdrafts of $1.2 million and $3.8 million were reclassified as loan balances at December 31, 2020 and 2019, respectively.
The following table shows the amount and maturity of time deposits:

Years Ending December 31,
(in thousands)
2021	$263,037
2022	51,585
2023	10,185
2024	8,180
2025	5,809
Thereafter	49
Total	$338,845

11.FHLB and FRB Borrowings
FHLB
The Company has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. The Company had aggregate borrowing capacity with the FHLB of $2.09 billion and $1.96 billion for the years ended December 31, 2020 and 2019, respectively, of which the Company had borrowed $7.0 million and $953.0 million, respectively. See Note 4, “Loans,” for the carrying value of pledged loans.
At December 31, 2020, FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount
	(dollars in thousands)
Over 1 through 5 years	3.85%	$2,000
Due after 10 years	5.37%	5,000
Total		7,000
Valuation adjustment from acquisition accounting		414
Total		$7,414
The maximum, average outstanding and year end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
	(dollars in thousands)
Balance at end of period	$7,414	$953,469	$399,523
Average balance during period	$341,643	$469,983	$166,563
Maximum month end balance during period	$1,005,464	$953,469	$399,523
Weighted average rate during period	1.82%	2.42%	2.29%
Weighted average rate at December 31	4.94%	1.84%	2.68%
FRB
The Company is also eligible to borrow under the FRB’s primary credit program, including the Term Auction Facility, and the new PPPLF. Borrowings under the Term Auction Facility are secured by certain pledged, available for sale investment securities and PPP loans are pledged under the PPPLF. While the Company had no borrowings as of December 31, 2020 and December 31, 2019, there were overnight borrowings, in addition to short-term test borrowings under the PPPLF at a rate of 0.35%, resulting in average borrowings of $1.1 million, $99 thousand, and $14 thousand for 2020, 2019 and 2018, respectively. The Company pledges securities and loans for borrowing capacity at the FRB and had a borrowing capacity with the FRB of $234.4 million and $209.1 million for the years ended December 31, 2020 and 2019, respectively. See Note 3, “Securities,” for the carrying value of pledged investment securities and Note 4, “Loans,” for the carrying value of pledged loans.
12.Securities Sold Under Agreements to Repurchase
Securities Sold Under Agreements to Repurchase - Term
The Company had previously entered into wholesale repurchase agreements with certain brokers. At December 31, 2017, the Company held $25.0 million in wholesale repurchase agreements with an interest rate of 1.88%. These agreements were settled on the repurchase date of March 19, 2018.

Securities Sold Under Agreements to Repurchase - Sweep
The Company’s securities sold under agreements to repurchase consist of sweep repurchase agreements that are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Financial Statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the Consolidated Financial Statements. These agreements had a balance of $73.9 million and a weighted average interest rate of 0.19% at December 31, 2020. All of these repurchase agreements in existence at December 31, 2020 mature on a daily basis. Securities available for sale with a carrying amount of $110.3 million at December 31, 2020 were pledged as collateral for the sweep repurchase agreement borrowings.
13.Subordinated Debentures
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
14.Revolving Line of Credit
During the second quarter of 2019, the Company entered into a $15.0 million short-term credit facility with an unaffiliated bank that matures May 27, 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. As of December 31, 2020, there was no outstanding balance. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at December 31, 2020.
15.Derivatives and Balance Sheet Offsetting
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
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company used an interest rate collar as part of its interest rate risk management strategy. Interest rate collars designated as cash flow hedges involve the payments of variable-rate amounts if interest rates rise above the cap strike rate on the contract and receipts of variable-rate amounts if interest rates fall below the floor strike rate on the contract. These derivative contracts were used to hedge the variable cash flows associated with existing variable-rate assets.
With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $10.4 million reclassified as an increase to interest income.
The Company may use derivatives to hedge the risk or changes in the fair values of interest rate lock commitments and residential mortgage loans held for sale. These derivatives are not designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes interest rate forward loan sales contracts in its derivative risk management strategy.

The Company enters into forward delivery contracts to sell residential mortgage loans to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the years ended December 31, 2020, 2019 and 2018. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $31.9 million and forward sales commitments of $26.5 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2020 and 2019 was $597.9 million and $428.6 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Balance Sheet at December 31, 2020 and 2019:

	Asset Derivatives				Liability Derivatives
	2020		2019		2020		2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives designated as hedging instruments:
Interest rate collar	Other assets	$—	Other assets	$14,727	Other liabilities	$—	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$1,096	Other assets	$—	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$—	Other assets	$—	Other liabilities	$165	Other liabilities	$—
Interest rate swap contracts	Other assets	$46,184	Other assets	$19,144	Other liabilities	$46,637	Other liabilities	$19,145
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Years Ended December 31,			Years Ended December 31,
	2020	2019		2020	2019
	(in thousands)
Interest rate collar	$26,074	$15,322	Interest income	$8,418	$595
In January 2019, the Company entered into a $500.0 million notional interest rate collar with a five-year term. In October 2020, the collar was terminated and resulted in a $34.4 million realized gain that was recorded in other comprehensive income, net of deferred income taxes. The gain will amortize through February 2024 into interest income. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Interest rate lock commitments	$1,096	$—	$—
Interest rate forward loan sales contracts	(165)	—	—
Interest rate swap contracts	(452)	(1)	8
Total derivative gains (losses)	$479	$(1)	$8
The gains and losses on the Company’s mortgage banking derivatives are included in loan revenue. Mark-to-market gains and losses on the Company’s interest rate swap contracts are recorded to “Other” noninterest expense.
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
December 31, 2020	(in thousands)
Assets
Interest rate swap contracts	$46,184	$—	$46,184	$—	$46,184
Liabilities
Interest rate swap contracts	$46,637	$—	$46,637	$(46,637)	$—
Repurchase agreements	$73,859	$—	$73,859	$(73,859)	$—

December 31, 2019
Assets
Interest rate swap contracts	$19,144	$—	$19,144	$—	$19,144
Interest rate collar	$14,727	$—	$14,727	$(14,727)	$—
Liabilities
Interest rate swap contracts	$19,145	$—	$19,145	$(19,145)	$—
Repurchase agreements	$64,437	$—	$64,437	$(64,437)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2020	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$73,859	$—	$—	$—	$73,859
Gross amount of recognized liabilities for repurchase agreements					73,859
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $73.9 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
16.Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) Plan, permits Columbia Bank employees who are at least 18 years of age to contribute up to 75% of their eligible compensation to the 401(k) Plan starting on the first day of the month following their hire date. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $3.8 million during 2020, $3.5 million during 2019, and $3.3 million during 2018, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $8.1 million during 2020, $7.3 million during 2019 and $7.0 million during 2018.
Employee Stock Purchase Plan
The Company maintains an ESP Plan in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two look-back periods of six months from January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 79,297 shares for $2.2 million in 2020, 57,201 shares for $2.1 million in 2019 and 50,750 shares for $2.0 million in 2018. At December 31, 2020 there were 223,859 shares available for purchase under the ESP Plan.
Supplemental Compensation Plan
The Company maintains Unit Plans to provide benefits for certain employees. The Unit Plans generally vest over a 10 year period and provide a fixed annual benefit over the subsequent 10 year period. At December 31, 2020 and 2019, the liability associated with these plans was $4.0 million for both periods. Expense associated with these plans for the years ended December 31, 2020, 2019 and 2018 was $488 thousand, $415 thousand and $337 thousand, respectively.

Supplemental Executive Retirement Plan
The Company maintains a SERP, a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using a discount rate of 2.51% for 2020 and 3.34% for 2019. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in “Other liabilities” on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2020	2019
	(in thousands)
Balance, beginning of year	$24,914	$21,287
Actuarial loss	2,836	2,663
Benefit expense	1,887	1,930
Benefit payments	(2,235)	(966)
Balance, end of year	$27,402	$24,914
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,
(in thousands)
2021	$1,111
2022	1,117
2023	1,203
2024	1,520
2025	1,717
2026 through 2030	7,784
Total	$14,452

17.Commitments and Contingent Liabilities
Financial Instruments with Off-Balance Sheet Risk - In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2020 and 2019, the Company’s loan commitments were $2.80 billion and $2.67 billion, respectively. Standby letters of credit were $29.9 million and $25.7 million at December 31, 2020 and 2019, respectively.
Legal Proceedings - The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

18.Shareholders’ Equity
Dividends
The following summarizes the dividend activity for the year ended December 31, 2020:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 23, 2020	$0.28	$0.22	February 5, 2020	February 19, 2020
April 30, 2020	$0.28	$—	May 14, 2020	May 28, 2020
July 23, 2020	$0.28	$—	August 5, 2020	August 19, 2020
October 29, 2020	$0.28	$—	November 11, 2020	November 25, 2020
Subsequent to year end, on January 28, 2021, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on February 24, 2021, to shareholders of record at the close of business on February 10, 2021.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the year ended December 31, 2020, the Company repurchased 731 thousand shares of common stock at an average price of $27.36 per share under the Company’s previous share repurchase authorization, which expired in May 2020. On October 28, 2020, the board of directors approved a stock repurchase program to purchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million. As of December 31, 2020, no shares have been purchased under this plan.

19.Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, 2019 and 2018:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Year Ended December 31, 2020	(in thousands)
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income (loss) before reclassifications	130,355	(2,177)	20,012	148,190
Amounts reclassified from accumulated other comprehensive income (2)	(219)	318	(6,461)	(6,362)
Net current-period other comprehensive income (loss)	130,136	(1,859)	13,551	141,828
Ending balance	$163,174	$(5,833)	$24,854	$182,195
Year Ended December 31, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income (loss) before reclassifications	67,802	(2,042)	11,760	77,520
Amounts reclassified from accumulated other comprehensive loss (2)	(1,636)	245	(457)	(1,848)
Net current-period other comprehensive income (loss)	66,166	(1,797)	11,303	75,672
Ending balance	$33,038	$(3,974)	$11,303	$40,367
Year Ended December 31, 2018
Beginning balance	$(19,779)	$(2,446)	$—	$(22,225)
Adjustment pursuant to adoption of ASU 2016-01	157	—	—	157
Other comprehensive income (loss) before reclassifications	(13,425)	24	—	(13,401)
Amounts reclassified from accumulated other comprehensive loss (2)	(81)	245	—	164
Net current-period other comprehensive income (loss)	(13,506)	269	—	(13,237)
Ending balance	$(33,128)	$(2,177)	$—	$(35,305)
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Unrealized gains on available for sale debt securities	$285	$2,132	$106	Investment securities gains (losses), net
	285	2,132	106	Total before tax
	(66)	(496)	(25)	Income tax provision
	$219	$1,636	$81	Net of tax

Amortization of pension plan liability actuarial losses	$(414)	$(319)	$(319)	Compensation and employee benefits
	(414)	(319)	(319)	Total before tax
	96	74	74	Income tax provision
	$(318)	$(245)	$(245)	Net of tax

Unrealized gains from hedging instruments	$8,418	$595	$—	Loans
	8,418	595	—	Total before tax
	(1,957)	(138)	—	Income tax provision
	$6,461	$457	$—	Net of tax
20.Fair Value Accounting and Measurement
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
Loans held for sale include the fair value of residential mortgage loans originated as held for sale determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value.

The fair value of the interest rate lock commitments and interest rate forward loan sales contracts are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3.
Interest rate swap contracts and the interest rate collar are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2020 and 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2020	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,814,387	$—	$3,814,387	$—
Other asset-backed securities	357,479	—	357,479	—
State and municipal securities	753,572	—	753,572	—
U.S. government agency and government-sponsored enterprise securities	284,696	—	284,696	—
Total debt securities available for sale	$5,210,134	$—	$5,210,134	$—
Loans held for sale	$14,760	$—	$14,760	$—
Other assets:
Interest rate lock commitments	$1,096	$—	$—	$1,096
Interest rate swap contracts	$46,184	$—	$46,184	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$165	$—	$165	$—
Interest rate swap contracts	$46,637	$—	$46,637	$—

	Fair Value at December 31, 2019	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,892,950	$—	$2,892,950	$—
Other asset-backed securities	196,050	—	196,050	—
State and municipal securities	488,802	—	488,802	—
U.S. government agency and government-sponsored enterprise securities	168,340	—	168,340	—
Total debt securities available for sale	$3,746,142	$—	$3,746,142	$—
Other assets:
Interest rate swap contracts	$19,144	$—	$19,144	$—
Interest rate collar	$14,727	$—	$14,727	$—
Liabilities
Other liabilities:
Interest rate swap contracts	$19,145	$—	$19,145	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2020.

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Interest rate lock commitments	$1,096	Internal pricing model	Pull-through rate	75.43% - 96.63% (88.13%)
An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).
The following table includes a rollforward of interest rate lock commitments which utilize Level 3 inputs to determine the fair value on a recurring basis.

	Years Ended December 31,
	2020	2019
	(in thousands)
Balance at the beginning of the period	$—	$—
Change included in earnings	2,795	—
Settlements	(1,699)	—
Balance at the end of the period	$1,096	$—

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
Equity securities without readily determinable fair value - The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Our equity securities without readily determinable fair values consist of 77,683 Visa Class B shares. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Please see Note 3 "Securities," for additional information.

The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of December 31, 2020, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Years Ended December 31,
	2020	2019
Equity securities without readily determinable fair values	in thousands
Carrying value, beginning of period	$—	$—
Upward carrying value changes	13,425	—
Carrying value, end of period	$13,425	$—
The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2020 and 2019:

	Fair Value at December 31, 2020	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Year Ended December 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$15,569	$—	$—	$15,569	$(8,700)
OREO	$525	$—	$—	$525	$(70)
Equity securities	$13,425	$—	$13,425	$—	$13,425

	Fair Value at December 31, 2019	Fair Value Measurements at Reporting Date Using			Losses During the Year Ended December 31, 2019
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$10,007	$—	$—	$10,007	$(7,519)
The losses on collateral dependent loans disclosed above represent the amount of the allowance for credit losses and/or charge-offs during the period applicable to loans held at period end. The amount of the allowance is included in the ACL. The losses on OREO disclosed above represent the write-downs taken after foreclosure as a result of subsequent changes in valuation from updated appraisals that were recorded to earnings.

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2020 and 2019, along with the valuation techniques used, are shown in the following tables:

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$15,569	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (41.36%)
OREO	$525	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (3)
__________
(1) Adjustment applied to appraisal value and stated value (in the case of fixed assets, accounts receivable and inventory).
(2) Collateral consists of accounts receivable, inventory, fixed assets, real estate and cash.
(3) Quantitative disclosures are not provided for OREO because there were no adjustments made to the appraisal values or stated values during the period.

	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$10,007	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (49.68%)
__________
(1) Adjustment applied to appraisal value and stated value (in the case of fixed assets and inventory).
(2) Collateral consists of accounts receivable, inventory, fixed assets, real estate and cash.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$218,899	$218,899	$218,899	$—	$—
Interest-earning deposits with banks	434,867	434,867	434,867	—	—
Debt securities available for sale	5,210,134	5,210,134	—	5,210,134	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	26,481	26,481	—	26,481	—
Loans	9,278,520	9,720,592	—	—	9,720,592
Interest rate contracts	46,184	46,184	—	46,184	—
Interest rate lock commitments	1,096	1,096	—	—	1,096
Liabilities
Time deposits	$338,845	$338,815	$—	$338,815	$—
FHLB advances and FRB borrowings	7,414	9,295	—	9,295	—
Repurchase agreements	73,859	73,859	—	73,859	—
Subordinated debentures	35,092	35,414	—	35,414	—
Interest rate contracts	46,637	46,637	—	46,637	—
Interest rate forward loan sales contracts	165	165	—	165	—

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$223,541	$223,541	$223,541	$—	$—
Interest-earning deposits with banks	24,132	24,132	24,132	—	—
Debt securities available for sale	3,746,142	3,746,172	—	3,746,172	—
FHLB stock	48,120	48,120	—	48,120	—
Loans held for sale	17,718	17,718	—	17,718	—
Loans	8,659,497	8,883,865	—	—	8,883,865
Interest rate contracts	19,144	19,144	—	19,144	—
Interest rate collar	14,727	14,727	—	14,727	—
Liabilities
Time deposits	$400,070	$397,736	$—	$397,736	$—
FHLB advances and FRB borrowings	953,469	952,762	—	952,762	—
Repurchase agreements	64,437	64,437	—	64,437	—
Subordinated debentures	35,277	35,491	—	35,491	—
Interest rate contracts	19,145	19,145	—	19,145	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of December 31, 2020 and 2019:

December 31,
2020			2019
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
(in thousands)
$14,760	$14,252	$508	$—	$—	$—
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the year ended December 31, 2020, the Company recorded a net increase in fair value of $508 thousand representing the change in fair value reflected in earnings. For the years ended December 31, 2019 and 2018, there were no such loans held for sale under the mandatory delivery method. At December 31, 2020, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
21.Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands except per share amounts)
Basic EPS:
Net income	$154,244	$194,451	$172,882
Less: Earnings allocated to participating securities
Nonvested restricted shares	712	1,530	1,892
Earnings allocated to common shareholders	$153,532	$192,921	$170,990
Weighted average common shares outstanding	70,835	71,999	72,385
Basic earnings per common share	$2.17	$2.68	$2.36
Diluted EPS:
Earnings allocated to common shareholders	$153,532	$192,921	$170,990
Weighted average common shares outstanding	70,835	71,999	72,385
Dilutive effect of equity awards and warrants	45	33	5
Weighted average diluted common shares outstanding	70,880	72,032	72,390
Diluted earnings per common share	$2.17	$2.68	$2.36
Potentially dilutive share options that were not included in the computation of diluted EPS because to do so would be anti-dilutive	289	8	4
22.Share-Based Payments
At December 31, 2020, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options, share units and shares to eligible employees and directors up to 3,050,000 shares.

Share Units: Restricted share units provide for an interest in Company common stock to the recipient, with such units held in escrow until certain conditions are met. Share units provides for vesting requirements that include time-based, performance-based, or market-based conditions. Recipients of restricted units do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights. For share units issued under the equity incentive plan approved in 2018, the holder accrues dividends, which are paid out when the units vest and the shares are issued. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model. The year ended December 31, 2020 was the first year the Company issued RSU’s; accordingly, there were no RSU’s granted or outstanding for the years ended December 31, 2019 and 2018.
A summary of changes in the Company’s nonvested RSUs and related information for the year ended December 31, 2020 is presented below:

	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	115,542	$32.85
Forfeited	(3,641)	$34.36
Nonvested at December 31, 2020	111,901	$32.85
Share Awards: Restricted share awards provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain conditions are met. Share awards provide for vesting requirements that include time-based, performance-based, or market-based conditions. Recipients of restricted shares do not pay any cash consideration to the Company for the shares and the holders of the restricted shares have voting rights. For share awards issued under the equity incentive plan approved in 2018, the holder accrues dividends, which are paid out when the shares vest. For any awards granted prior to the 2018 equity incentive plan, the holder receives dividends whether or not the shares have vested. The fair value of time-based and performance-based share awards is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based share awards is estimated on the grant date using the Monte Carlo simulation model.
A summary of changes in the Company’s nonvested RSAs and related information for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	805,706	$32.23
Granted	306,592	$41.47
Vested	(237,146)	$28.78
Forfeited	(61,012)	$35.92
Nonvested at December 31, 2018	814,140	$36.43
Granted	405,516	$35.08
Vested	(268,253)	$32.50
Forfeited	(62,386)	$37.12
Nonvested at December 31, 2019	889,017	$36.96
Granted	299,007	$33.64
Vested	(231,805)	$35.01
Forfeited	(90,588)	$36.50
Nonvested at December 31, 2020	865,631	$36.38
As of December 31, 2020, there was $22.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2020, 2019, and 2018 was $8.1 million, $8.7 million, and $6.7 million, respectively.

Share Options: There were no options exercised or outstanding during the year ended December 31, 2020. The total intrinsic value of options exercised during the years ended December 31, 2019, and 2018 was $108 thousand, and $29 thousand, respectively. There were no options granted during the years ended December 31, 2020, 2019, and 2018. There were no options that vested during the years ended December 2020, 2019, and 2018.
It is the Company’s policy to issue new shares for share option exercises, share units vested and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2020, 2019 and 2018, the Company recognized pre-tax share-based compensation expense of $10.7 million, $9.3 million and $8.4 million, respectively.
23.Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current expense:
Federal	$44,094	$40,471	$33,400
State	7,822	6,359	5,446
Total current tax expense	$51,916	$46,830	$38,846
Deferred tax expense (benefit):
Federal	$(12,078)	$60	$(291)
State	(1,690)	270	399
Total deferred tax expense (benefit)	(13,768)	330	108
Total	$38,148	$47,160	$38,954

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
ACL	$36,906	$20,489
Lease liability	15,823	14,776
Deferred compensation	11,658	11,079
Stock options and restricted stock	2,599	2,016
OREO	16	—
Nonaccrual interest	102	112
Net operating losses and credit carryforwards	3,304	4,136
Other	278	245
Total deferred tax assets	70,686	52,853
Deferred tax liabilities:
Asset purchase tax basis difference	(6,590)	(7,888)
Right of use asset	(14,501)	(13,415)
FHLB stock dividends	(789)	(789)
Deferred loan fees	(5,695)	(4,097)
Unrealized gain on investment securities	(49,837)	(10,091)
Unrealized gain on equity securities	(3,147)	—
Purchase accounting	(7,526)	(8,946)
Depreciation	(2,427)	(3,152)
Cash flow hedge	(7,591)	(3,452)
Other	(112)	(100)
Total deferred tax liabilities	(98,215)	(51,930)
Net deferred tax asset (liability)	$(27,529)	$923

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Income tax based on statutory rate	$40,402	21%	$50,738	21%	$44,485	21%
Increase (decrease) resulting from:
Tax exempt instruments	(5,987)	(3)%	(6,771)	(3)%	(6,423)	(3)%
Bank owned life insurance	(1,348)	(1)%	(1,963)	(1)%	(1,261)	(1)%
State income tax, net of federal benefit	4,844	3%	5,134	2%	4,931	2%
Other, net	237	—%	22	1%	(2,778)	(1)%
Income tax provision	$38,148	20%	$47,160	20%	$38,954	18%
As of December 31, 2020 and 2019, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2020 and 2019. As a result of past acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $12.7 million, $11.5 million and $85 thousand, respectively, which begin to expire in 2024.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.
24.Regulatory Capital Requirements
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was fully phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019). As a result, the Company and the Bank are now required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At December 31, 2020, the capital conservation buffer for the Company and the Bank was 6.45% and 6.33%, respectively. As of December 31, 2020, we and the Bank met all capital adequacy requirements under the Capital Rules.
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
As of December 31, 2020, the most recent notification from the FDIC categorized Columbia Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.

The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
CET1 Capital (to risk-weighted assets):
The Company	$1,390,958	12.88%	$486,080	4.50%	$756,125	7.00%	N/A	N/A
Columbia Bank	$1,411,834	13.08%	$485,775	4.50%	$755,651	7.00%	$701,676	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,390,958	12.88%	$648,107	6.00%	$918,152	8.50%	N/A	N/A
Columbia Bank	$1,411,834	13.08%	$647,700	6.00%	$917,576	8.50%	$863,601	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,561,020	14.45%	$864,143	8.00%	$1,134,187	10.50%	N/A	N/A
Columbia Bank	$1,546,804	14.33%	$863,601	8.00%	$1,133,476	10.50%	$1,079,501	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,390,958	8.86%	$628,112	4.00%	$628,112	4.00%	N/A	N/A
Columbia Bank	$1,411,834	9.08%	$622,171	4.00%	$622,171	4.00%	$777,714	5.00%
December 31, 2019
CET1 Capital (to risk-weighted assets):
The Company	$1,317,202	12.45%	$476,260	4.50%	$740,849	7.00%	N/A	N/A
Columbia Bank	$1,318,044	12.46%	$475,913	4.50%	$740,310	7.00%	$687,430	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,317,202	12.45%	$635,014	6.00%	$899,603	8.50%	N/A	N/A
Columbia Bank	$1,318,044	12.46%	$634,551	6.00%	$898,947	8.50%	$846,068	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,439,877	13.60%	$846,685	8.00%	$1,111,274	10.50%	N/A	N/A
Columbia Bank	$1,405,422	13.29%	$846,068	8.00%	$1,110,464	10.50%	$1,057,585	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,317,202	10.17%	$517,938	4.00%	$517,938	4.00%	N/A	N/A
Columbia Bank	$1,318,044	10.22%	$515,797	4.00%	$515,797	4.00%	$644,746	5.00%

25.Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2020	2019
	(in thousands)
Assets
Cash	$2,301	$6,088
Interest-earning deposits	4,933	21,717
Total cash and cash equivalents	7,234	27,805
Investment in banking subsidiary	2,363,692	2,156,039
Investment in other subsidiaries	6,215	5,671
Goodwill	4,729	4,729
Other assets	1,668	1,675
Total assets	$2,383,538	$2,195,919
Liabilities and Shareholders’ Equity
Subordinated debentures	$35,092	$35,277
Other liabilities	839	680
Total liabilities	35,931	35,957
Shareholders’ equity	2,347,607	2,159,962
Total liabilities and shareholders’ equity	$2,383,538	$2,195,919

Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Income
Dividend from banking subsidiary	$89,000	$168,000	$85,250
Interest-earning deposits	13	100	12
Other income	37	68	56
Total income	89,050	168,168	85,318
Expense
Compensation and employee benefits	758	791	978
Subordinated debentures interest expense	1,871	1,871	1,871
Other borrowings interest expense	12	—	4
Other expense	1,943	2,111	2,058
Total expenses	4,584	4,773	4,911
Income before income tax benefit and equity in undistributed earnings of subsidiaries	84,466	163,395	80,407
Income tax benefit	(952)	(967)	(1,017)
Income before equity in undistributed earnings of subsidiaries	85,418	164,362	81,424
Equity in undistributed earnings of subsidiaries	68,826	30,089	91,458
Net income	$154,244	$194,451	$172,882

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Operating Activities
Net income	$154,244	$194,451	$172,882
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(68,826)	(30,089)	(91,458)
Stock-based compensation expense	10,737	9,271	8,354
Net changes in other assets and liabilities	(17)	(133)	1,622
Net cash provided by operating activities	96,138	173,500	91,400
Financing Activities
Common stock dividends	(96,215)	(102,265)	(83,459)
Repayment of junior subordinated debentures	—	—	(8,248)
Purchase and retirement of common stock	(2,522)	(2,792)	(2,677)
Purchase of treasury shares	(20,000)	(50,834)	—
Proceeds from exercise of stock options	2,028	2,025	1,857
Net cash used in financing activities	(116,709)	(153,866)	(92,527)
Increase (decrease) in cash and cash equivalents	(20,571)	19,634	(1,127)
Cash and cash equivalents at beginning of year	27,805	8,171	9,298
Cash and cash equivalents at end of year	$7,234	$27,805	$8,171

26.Summary of Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2020 and 2019 is summarized as follows:

	Fourth Quarter	Third Quarter	Second Quarter (2)	First Quarter	Year Ended December 31,
	(in thousands, except per share amounts)
2020
Total interest income	$133,296	$127,384	$126,232	$130,897	$517,809
Total interest expense	2,184	2,658	4,381	8,475	17,698
Net interest income	131,112	124,726	121,851	122,422	500,111
Provision (recapture) for credit losses	(4,700)	7,400	33,500	41,500	77,700
Noninterest income	23,562	22,472	37,259	21,207	104,500
Noninterest expense	84,300	85,115	80,833	84,271	334,519
Income before income taxes	75,074	54,683	44,777	17,858	192,392
Provision for income taxes	16,774	9,949	8,195	3,230	38,148
Net income	$58,300	$44,734	$36,582	$14,628	$154,244
Per common share (1)
Earnings (basic)	$0.82	$0.63	$0.52	$0.20	$2.17
Earnings (diluted)	$0.82	$0.63	$0.52	$0.20	$2.17

2019
Total interest income	$133,109	$132,533	$135,422	$128,888	$529,952
Total interest expense	8,292	10,083	10,306	7,866	36,547
Net interest income	124,817	122,450	125,116	121,022	493,405
Provision for credit losses	1,614	299	218	1,362	3,493
Noninterest income	21,807	28,030	25,648	21,696	97,181
Noninterest expense	86,978	87,076	86,728	84,700	345,482
Income before income taxes	58,032	63,105	63,818	56,656	241,611
Provision for income taxes	11,903	12,378	12,094	10,785	47,160
Net income	$46,129	$50,727	$51,724	$45,871	$194,451
Per common share (1)
Earnings (basic)	$0.64	$0.70	$0.71	$0.63	$2.68
Earnings (diluted)	$0.64	$0.70	$0.71	$0.63	$2.68
 __________
(1) Due to averaging of shares, quarterly EPS may not add up to the totals reported for the full year.
(2) During the second quarter of 2020, Columbia sold a portion of its Visa Class B restricted stock and subsequently wrote up to fair value the remaining Visa Class B shares. The gain from the sale of shares and the increase in the fair value of the remaining Visa Class B restricted shares were included in noninterest income on the Consolidated Statements of Income. For additional information, see Note 3. “Securities” and Note 20. “Fair Value Accounting and Measurement” for further information regarding this transaction.

27.Revenue from Contracts with Customers
Revenue in the scope of Topic 606, Revenue from Contracts with Customers is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The vast majority of the Company’s revenue is specifically outside the scope of Topic 606. For in-scope revenue, the following is a description of principal activities, separated by the timing of revenue recognition from which the Company generates its revenue from contracts with customers.
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

The following table shows the disaggregation of revenue from contracts with customers for the period indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$27,019	$35,695	$36,072
Card revenue	13,928	15,198	19,719
Financial services and trust revenue	12,830	12,799	12,135
Total revenue from contracts with customers	53,777	63,692	67,926
Other sources of noninterest income	50,723	33,489	20,330
Total noninterest income	$104,500	$97,181	$88,256
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the COSO in Internal Control-Integrated Framework (2013). Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments - Credit Losses.
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
February 26, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2021 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2020 fiscal year and is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2021.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February 2021.

Principal Executive Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer
Clint E. Stein, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 26, 2021 as attorney in fact for the following directors who constitute a majority of the board of directors.

[Laura Alvarez Schrag]	[Michelle M. Lantow]
[Craig D. Eerkes]	[Randal L. Lund]
[Ford Elsaesser]	[Tracy Mack-Askew]
[Mark A. Finkelstein]	[S. Mae Fujita Numata]
[Eric S. Forrest]	[Elizabeth W. Seaton]
[Thomas M. Hulbert]	[Janine T. Terrano]

/s/ CLINT E. STEIN
Clint E. Stein
Attorney-in-fact

February 26, 2021

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (2)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (3)

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation (4)

3.5	Amended and Restated Bylaws (5)

4.1	Specimen of common stock certificate (6)

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

4.3	Description of Capital Stock (7)

10.1**	Amended and Restated Stock Option and Equity Compensation Plan (8)

10.2**	Form of Stock Option Agreement (9)

10.3**	Form of Restricted Stock Agreement (9)

10.4**	Form of Stock Appreciation Right Agreement (9)

10.5**	Form of Restricted Stock Unit Agreement (9)

10.6**	Form of Long-Term Restricted Stock Agreement (10)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (11)

10.8**	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (12)

10.9**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2012 (13)

10.10**	Change in Control Agreement between the Bank and Andrew L. McDonald dated June 1, 2014 (14)

10.11**	Change in Control Agreement between the Bank and Kumi Baruffi dated September 1, 2014 (15)

10.12**	Change in Control Agreement between the Bank and Lisa Dow dated as of January 24, 2018 (16)

10.13**	Change in Control Agreement between the Bank and David C. Lawson, dated December 11, 2018 (17)

10.14**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2017 (18)

10.15**	Change in Control Agreement between the Bank and Andrew L. McDonald dated as of May 23, 2019 (19)

10.16**	Change in Control Agreement between the Bank and Kumi Yamamoto Baruffi dated as of December 2, 2019 (20)

10.17**	Change in Control Agreement between the Bank and Christopher Merrywell dated as of January 1, 2020 (21)

10.18**	Change in Control Agreement between the Bank and David Moore Devine dated as of March 2, 2020 (21)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.19**	Change in Control Agreement between the Bank and Eric Eid dated as of March 2, 2020 (21)

10.20**	Change in Control Agreement between the Bank and Aaron Deer dated as of May 7, 2020 (22)

10.21**+	Change in Control Agreement between the Bank and David Lawson dated as of November 25, 2020

10.22**+	Change in Control Agreement between the Bank and Lisa Dow dated as of November 25, 2020

10.23**	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (23)

10.24**	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (12)

10.25**	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (9)

10.26**	Form of Indemnification Agreement between the Company and its directors (24)

10.27**	West Coast Bancorp 2012 Omnibus Incentive Plan (25)

10.28**	2014 Stock Option and Equity Compensation Plan (26)

10.29**	2014 Form of Restricted Stock Agreement (26)

10.30**	2014 Form of Stock Option Agreement (26)

10.31**	2014 Form of Stock Appreciation Rights Agreement (26)

10.32**	2014 Form of Restricted Stock Unit Agreement (26)

10.33**	2014 Form of Cash Award Agreement (26)

10.34**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (27)

10.35**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (27)

10.36**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (28)

10.37**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017 (29)

10.38**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015 (28)

10.39**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David Lawson, effective November 15, 2017 (29)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.40**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015 (28)

10.41**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective November 15, 2017 (29)

10.42**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015 (28)

10.43**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017 (29)

10.44**	2018 Equity Incentive Plan (30)

10.45**	Employment Offer (Lisa Dow), dated January 3, 2018 (16)

10.46**	Offer Letter, dated April 6, 2020 by and between Columbia State Bank and Aaron Deer (31)

10.47**	Employment Separation Agreement dated March 12, 2020, by the Bank, the Company and Greg Sigrist (32)

10.48**	Employment Agreement among the Bank, the Company and Clint E. Stein dated September 30, 2019 (33)

10.49**	Amended and Restated Employee Stock Purchase Plan (34)

10.50**	First Amendment to Amended and Restated Employee Stock Purchase Plan (35)

10.51**	Amended and Restated Executive Supplemental Income Agreement, by and between the Company and Lisa Dow, dated December 26, 2018 (17)

10.52**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Lisa Dow, effective March 11, 2018 (18)

10.53**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019 (18)

10.54**	First Amendment to the Columbia State Bank Endorsement Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019 (18)

10.55**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and David C. Lawson, effective May 31, 2019 (19)

10.56**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Kumi Baruffi, effective May 31, 2019 (19)

10.57**	Third Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Clinton E. Stein, effective May 31, 2019 (19)

10.58**+	Columbia State Bank Endorsement Method Split Dollar Agreement, effective January 15, 2013, by and between Columbia State Bank and Christopher Merrywell

10.59**+	First Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 23, 2020, by and between Columbia State Bank and Christopher Merrywell

10.60**+	Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 25, 2020 by and between Columbia State Bank and Aaron Deer

10.61**+	Executive Supplemental Compensation Agreement dated as of February 23, 2011 between Columbia State Bank and Eric J. Eid

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit

10.62**+	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and David Devine, effective November 1, 2011

10.63**+	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and Eric Eid, effective November 1, 2011

10.64**+	Executive Supplemental Compensation Agreement dated as of February 27, 2014 between Columbia State Bank and Eric J. Eid

10.65**+	Executive Supplemental Compensation Agreement dated as of March 25, 2015 between Columbia State Bank and Christopher M. Merrywell

10.66**+	Executive Supplemental Compensation Agreement dated as of February 1, 2018 between Columbia State Bank and Christopher Merrywell

10.67**+	Executive Supplemental Compensation Agreement dated as of March 11, 2019 between Columbia State Bank and David Moore Devine

14	Code of Ethics (36)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

104+	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

__________

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013
(4)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(5)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(6)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(7)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019
(8)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(9)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(11)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(12)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(13)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(15)	Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015
(16)	Incorporated by reference to Exhibits 10.1, 10.3, and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
(17)	Incorporated by reference to Exhibits 10.61 and 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018
(18)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019
(19)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
(20)	Incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019
(21)	Incorporated by reference to Exhibits 10.1-10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020
(22)	Incorporated by reference to Exhibits 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
(23)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(24)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(25)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(26)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(27)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016
(28)	Incorporated by reference to Exhibits 10.1-10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(29)	Incorporated by reference to Exhibits 10.47-10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017
(30)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-225955) filed June 28, 2018
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2020
(32)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2020
(33)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2019
(34)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(35)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
(36)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
* The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.
** Management contract or compensatory plan or arrangement
+ Filed herewith