Form 10-Q
period 2021-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2021-05-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at April 30, 2021 was 71,731,554

i

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASC 326	Codification related to measurement of credit losses on financial instruments	FHLB	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FRB	Federal Reserve Bank
ATM	Automated Teller Machine	GAAP	Generally Accepted Accounting Principles
B&O	Business and Occupation	GDP	Gross Domestic Product
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	Intermountain	Intermountain Community Bancorp
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offering Rate
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank.	N/M	Not meaningful
CARES Act	Coronavirus Aid Relief and Economic Security Act	OPPO	Other Personal Property Owned
CDI	Core Deposit Intangible	OREO	Other Real Estate Owned
CECL	Current Expected Credit Losses	Pacific Continental	Pacific Continental Corporation
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	RSA	Restricted Stock Awards
CFO	Chief Financial Officer	RSU	Restricted Stock Units
COVID-19	Novel Coronavirus	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	TDRs	Troubled Debt Restructurings
EPS	Earnings Per Share	West Coast	West Coast Bancorp

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			March 31, 2021	December 31, 2020
ASSETS			(in thousands)
Cash and due from banks			$178,096	$218,899
Interest-earning deposits with banks			706,389	434,867
Total cash and cash equivalents			884,485	653,766
Debt securities available for sale at fair value (amortized cost of $5,417,373 and $4,997,529, respectively)			5,496,290	5,210,134
Equity securities			13,425	13,425
FHLB stock at cost			10,280	10,280
Loans held for sale			26,176	26,481
Loans, net of unearned income			9,676,318	9,427,660
Less: ACL			148,294	149,140
Loans, net			9,528,024	9,278,520
Interest receivable			52,667	54,831
Premises and equipment, net			160,179	162,059
OREO			521	553
Goodwill			765,842	765,842
Other intangible assets, net			24,810	26,734
Other assets			372,417	382,154
Total assets			$17,335,116	$16,584,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$7,424,472	$6,913,214
Interest-bearing			7,342,994	6,956,648
Total deposits			14,767,466	13,869,862
FHLB advances			7,400	7,414
Securities sold under agreements to repurchase			38,624	73,859
Subordinated debentures			35,046	35,092
Other liabilities			211,517	250,945
Total liabilities			15,060,053	14,237,172
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	March 31, 2021	December 31, 2020
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,923	73,782	1,661,129	1,660,998
Outstanding	71,739	71,598
Retained earnings			607,040	575,248
Accumulated other comprehensive income			77,728	182,195
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,275,063	2,347,607
Total liabilities and shareholders’ equity			$17,335,116	$16,584,779

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
	(in thousands except per share amounts)
Interest Income
Loans	$100,315	$107,366
Taxable securities	22,816	21,088
Tax-exempt securities	2,759	2,302
Deposits in banks	152	141
Total interest income	126,042	130,897
Interest Expense
Deposits	1,485	3,642
FHLB advances and FRB borrowings	72	4,229
Subordinated debentures	468	468
Other borrowings	23	136
Total interest expense	2,048	8,475
Net Interest Income	123,994	122,422
Provision (recapture) for credit losses	(800)	41,500
Net interest income after provision (recapture) for credit losses	124,794	80,922
Noninterest Income
Deposit account and treasury management fees	6,358	7,788
Card revenue	3,733	3,518
Financial services and trust revenue	3,381	3,065
Loan revenue	7,369	4,590
Bank owned life insurance	1,560	1,596
Investment securities gains, net	—	249
Other	765	401
Total noninterest income	23,166	21,207
Noninterest Expense
Compensation and employee benefits	51,736	54,842
Occupancy	9,006	9,197
Data processing and software	8,451	7,099
Legal and professional fees	2,815	2,102
Amortization of intangibles	1,924	2,310
B&O taxes	1,259	624
Advertising and promotion	760	1,305
Regulatory premiums	1,105	34
Net cost (benefit) of operation of OREO	(63)	12
Other	6,566	6,746
Total noninterest expense	83,559	84,271
Income before income taxes	64,401	17,858
Income tax provision	12,548	3,230
Net Income	$51,853	$14,628
Earnings per common share
Basic	$0.73	$0.20
Diluted	$0.73	$0.20
Weighted average number of common shares outstanding	70,869	71,206
Weighted average number of diluted common shares outstanding	71,109	71,264

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net income	$51,853	$14,628
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $31,082 and $(24,143)	(102,605)	79,696
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $0 and $58	—	(191)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(102,605)	79,505
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(35) and $(24)	115	80
Pension plan liability adjustment, net	115	80
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $0 and $(5,446)	—	17,977
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $599 and $218	(1,977)	(722)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(1,977)	17,255
Other comprehensive income (loss)	(104,467)	96,840
Total comprehensive income (loss)	$(52,614)	$111,468

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended March 31, 2021	(in thousands except per share amounts)
Balance at January 1, 2021	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	51,853	—	—	51,853
Other comprehensive loss	—	—	—	(104,467)	—	(104,467)
Issuance of common stock - employee stock purchase plan	41	1,098	—	—	—	1,098
Issuance of common stock - RSAs and RSUs, net of canceled awards	188	3,028	—	—	—	3,028
Purchase and retirement of common stock	(88)	(3,995)	—	—	—	(3,995)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,061)	—	—	(20,061)
Balance at March 31, 2021	71,739	$1,661,129	$607,040	$77,728	$(70,834)	$2,275,063

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended March 31, 2020	(in thousands except per share amounts)
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	14,628	—	—	14,628
Other comprehensive income	—	—	—	96,840	—	96,840
Issuance of common stock - employee stock purchase plan	26	945	—	—	—	945
Activity in deferred compensation plan	—	3	—	—	—	3
Issuance of common stock - RSAs and RSUs, net of canceled awards	222	2,172	—	—	—	2,172
Purchase and retirement of common stock	(66)	(2,474)	—	—	—	(2,474)
Cash dividends declared on common stock ($0.50 per share)	—	—	(36,017)	—	—	(36,017)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at March 31, 2020	71,575	$1,651,399	$495,830	$137,207	$(70,834)	$2,213,602

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash Flows From Operating Activities
Net income	$51,853	$14,628
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for credit losses	(800)	41,500
Stock-based compensation expense	3,028	2,172
Depreciation, amortization and accretion	1,433	13,151
Investment securities gain, net	—	(249)
Net realized (gain) loss on sale of premises and equipment, loans held for investment and OPPO	6	(25)
Net realized gain on sale and valuation adjustments of OREO	(100)	—
Gain on bank owned life insurance death benefit	(209)	—
Originations of loans held for sale	(107,104)	(58,199)
Proceeds from sales of loans held for sale	107,320	66,216
Change in fair value of loans held for sale	89	—
Net change in:
Interest receivable	2,164	2,262
Interest payable	494	2,325
Other assets	11,525	(63,141)
Other liabilities	(10,627)	44,725
Net cash provided by operating activities	59,072	65,365
Cash Flows From Investing Activities
Loans originated, net of principal collected	(164,856)	(197,362)
Purchases of:
Debt securities available for sale	(608,854)	(37,472)
Loans held for investment	(74,383)	—
Premises and equipment	(805)	(1,650)
FHLB stock	—	(51,240)
Proceeds from:
Sales of debt securities available for sale	—	194,105
Principal repayments and maturities of debt securities available for sale	180,380	134,641
Sales of premises and equipment	—	31
Redemption of FHLB stock	—	61,080
Sales of OREO and OPPO	132	50
Bank owned life insurance death benefit	671	1,050
Net cash provided by (used in) investing activities	(667,715)	103,233
Cash Flows From Financing Activities
Net increase in deposits	897,604	128,059
Net decrease in sweep repurchase agreements	(35,235)	(35,185)
Proceeds from:
FHLB advances	—	1,281,000
FRB borrowings	—	182,010
Other borrowings	—	5,000
Employee stock purchase plan	1,098	945
Payments for:
Repayment of FHLB advances	—	(1,527,000)
Repayment of FRB borrowings	—	(177,010)
Common stock dividends	(20,110)	(35,860)
Purchase of treasury stock	—	(20,000)
Purchase and retirement of common stock	(3,995)	(2,474)
Net cash provided by (used in) financing activities	839,362	(200,515)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Increase (decrease) in cash and cash equivalents	230,719	(31,917)
Cash and cash equivalents at beginning of period	653,766	247,673
Cash and cash equivalents at end of period	$884,485	$215,756
Supplemental Information:
Interest paid	$1,553	$6,150
Income taxes paid, net of refunds	$(1)	$12
Non-cash investing and financing activities
Premises and equipment expenditures incurred but not yet paid	$43	$238
Change in dividends payable on unvested shares included in other liabilities	$(49)	$157

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be anticipated for the year ending December 31, 2021. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2020 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2020 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2020 Form 10-K disclosure for the year ended December 31, 2020.
Reclassifications
Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to the current presentation. Specifically, amounts related to software expense, which have historically been included in “Other” noninterest expense, have been combined with data processing expense in the row titled “Data processing and software” in the Consolidated Statements of Income. The reclassifications have no effect on net income or shareholders’ equity as previously reported.
2.Accounting Pronouncements Recently Adopted or Issued
Accounting Standards Adopted in 2021
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
3.Securities
The following table summarizes the amortized cost, gross unrealized gains and losses, the allowance for credit losses and the resulting fair value of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2021	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$4,040,359	$109,063	$(45,203)	$—	$4,104,219
Other asset-backed securities	359,259	5,216	(5,656)	—	358,819
State and municipal securities	739,570	18,080	(6,365)	—	751,285
U.S. government agency and government-sponsored enterprise securities	278,185	5,349	(1,567)	—	281,967
Total	$5,417,373	$137,708	$(58,791)	$—	$5,496,290
December 31, 2020
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,640,351	$178,579	$(4,543)	$—	$3,814,387
Other asset-backed securities	349,904	9,651	(2,076)	—	357,479
State and municipal securities	729,066	25,098	(592)	—	753,572
U.S. government agency and government-sponsored enterprise securities	278,208	6,545	(57)	—	284,696
Total	$4,997,529	$219,873	$(7,268)	$—	$5,210,134
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three months ended March 31, 2021 and 2020.
Accrued interest receivable for securities available for sale is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At March 31, 2021 and December 31, 2020, accrued interest receivable for securities was $17.4 million and $17.1 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following table provides the proceeds and both gross realized gains and losses on sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$194,105

Gross realized gains from sales of debt securities available for sale	$—	$435
Gross realized losses from sales of debt securities available for sale	—	(186)
Other securities gains	—	—
Investment securities gains, net	$—	$249
There were no gains or losses recognized on equity securities during the three month periods ended March 31, 2021 and 2020.
The scheduled contractual maturities of debt securities available for sale at the period presented below are as follows:

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$81,385	$81,986
Due after one year through five years	737,066	765,090
Due after five years through ten years	2,457,820	2,507,546
Due after ten years	2,141,102	2,141,668
Total debt securities available for sale	$5,417,373	$5,496,290
The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

March 31, 2021
(in thousands)
To secure public funds	$477,970
To secure borrowings	109,650
Other securities pledged	217,055
Total securities pledged as collateral	$804,675

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,661,107	$(44,484)	$16,463	$(719)	$1,677,570	$(45,203)
Other asset-backed securities	183,636	(5,656)	69	—	183,705	(5,656)
State and municipal securities	311,953	(6,365)	—	—	311,953	(6,365)
U.S. government agency and government-sponsored enterprise securities	149,483	(1,567)	—	—	149,483	(1,567)
Total	$2,306,179	$(58,072)	$16,532	$(719)	$2,322,711	$(58,791)
December 31, 2020
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$575,329	$(3,728)	$18,527	$(815)	$593,856	$(4,543)
Other asset-backed securities	143,764	(2,076)	70	—	143,834	(2,076)
State and municipal securities	86,471	(592)	—	—	86,471	(592)
U.S. government agency and government-sponsored enterprise securities	74,943	(57)	—	—	74,943	(57)
Total	$880,507	$(6,453)	$18,597	$(815)	$899,104	$(7,268)
At March 31, 2021, there were 144 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2021.
At March 31, 2021, there were 16 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2021.
At March 31, 2021, there were 89 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2021, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2021.
At March 31, 2021, there were eight U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2021.

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
During the second quarter of 2020, the Company sold 17,360 shares of Visa Class B restricted stock, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At March 31, 2021, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.
4.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,081,915	$4,062,313
Commercial business	3,792,813	3,597,968
Agriculture	751,800	779,627
Construction	282,534	268,663
Consumer loans:
One-to-four family residential real estate	735,314	683,570
Other consumer	31,942	35,519
Total loans	9,676,318	9,427,660
Less: Allowance for credit losses	(148,294)	(149,140)
Total loans, net	$9,528,024	$9,278,520
At March 31, 2021 and December 31, 2020, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At March 31, 2021 and December 31, 2020, $3.49 billion and $3.46 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances and additional borrowing capacity. The Company has also pledged $200.1 million and $200.4 million of commercial loans to the FRB for additional borrowing capacity at March 31, 2021 and December 31, 2020, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At March 31, 2021 and December 31, 2020, accrued interest receivable for loans was $35.2 million and $37.8 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio at the dates presented:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
March 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,067,718	$880	$6,000	$—	$6,880	$7,317	$4,081,915
Commercial business	3,778,955	109	198	—	307	13,551	3,792,813
Agriculture	739,599	1,060	512	—	1,572	10,629	751,800
Construction	282,343	—	—	—	—	191	282,534
Consumer loans:
One-to-four family residential real estate	728,053	5,462	48	—	5,510	1,751	735,314
Other consumer	31,758	27	15	—	42	142	31,942
Total	$9,628,426	$7,538	$6,773	$—	$14,311	$33,581	$9,676,318

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,037,309	$17,292	$—	—	$17,292	$7,712	$4,062,313
Commercial business	3,578,905	1,282	4,559	—	5,841	13,222	3,597,968
Agriculture	767,102	911	—	—	911	11,614	779,627
Construction	268,304	—	142	—	142	217	268,663
Consumer loans:
One-to-four family residential real estate	677,627	2,283	1,659	—	3,942	2,001	683,570
Other consumer	35,450	24	5	—	29	40	35,519
Total	$9,364,697	$21,792	$6,365	$—	$28,157	$34,806	$9,427,660
Loan payments are considered timely when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof is received on the due date of the scheduled payment. In addition, the risk rating on loans modified in association with the CARES Act or Interagency guidance did not change. These loans are not considered past due until after the deferral period is over and scheduled payments resume. Accrued interest on these COVID-19 modified loans is due, in full, when the deferral period ends. The credit quality of these loans will be reevaluated after the deferral period ends.
Nonaccrual loans are generally loans placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. The Company’s policy is to write-off all accrued interest on loans when they are placed on nonaccrual status.

The following table summarizes written-off interest on nonaccrual loans for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Commercial loans	$211	$783
Consumer loans	7	5
Total	$218	$788
The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL for the periods indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Commercial loans:
Commercial real estate	$6,336	$6,393
Commercial business	8,682	6,382
Agriculture	8,379	8,136
Total	$23,397	$20,911
The following is an analysis of loans classified as TDR for the periods indicated:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial real estate	1	$628	$628	—	$—	$—
Commercial business	7	843	843	2	272	272
Agriculture	—	—	—	1	895	895
Consumer loans:
One-to-four family residential real estate	2	140	140	1	68	68
Total	10	$1,611	$1,611	4	$1,235	$1,235

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
The Company had commitments to lend $672 thousand of additional funds on loans classified as TDR as of March 31, 2021. The Company had $651 thousand of such commitments at December 31, 2020. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the three months ended March 31, 2021 and 2020.

Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. At March 31, 2021, the Company had 20 short–term deferments on $71.4 million of loans, gross of unearned income. These short–term deferments are not classified as TDR’s and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs and applicable employment levels are maintained in accordance with the requirements of the amended PPP. At March 31, 2021, we had $894.1 million of PPP loans outstanding, which are included in commercial business loans.
5.Allowance for Credit Losses and Allowance for Unfunded Commitments and Letters of Credit
The ACL is determined through quarterly assessments of expected credit losses within the loan portfolio and is deducted from the loan’s amortized cost basis to present the net amount of loans expected to be collected. We estimate the ACL using relevant and reliable available information, which is derived from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Additions to and recaptures from the ACL are charged to current period earnings through the provision for credit losses. Loan amounts that are determined to be uncollectible are charged directly against the ACL and netted against amounts recovered on previously charged-off loans.
For the purpose of calculating portfolio level reserves, we have segmented our loan portfolio into two portfolio segments (Commercial and Consumer). The Commercial and Consumer portfolio segments are then further broken down into loan classes by risk characteristics. The risk characteristics include regulatory call codes, type of industry and collateral type.
The ACL is comprised of reserves measured on a collective (pool) basis using a quantitative DCF model for all loan classes with similar risk characteristics and then qualitatively adjusted for large loan concentrations, policy exemptions granted and other factors. The quantitative DCF model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of our loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Commercial segment multi-factor models utilize a mix of 15 macroeconomic factors, including the four most commonly used factors: Real GDP, National Unemployment Rate, Disposable Personal Income and Private Inventories. The Consumer segment multi-factor models utilize a mix of three macroeconomic factors: National Unemployment Rate, Home Price Index and Disposable Income. The Company utilizes an 18 month reasonable and supportable forecast for the macroeconomic factors, after which the probability of default reverts to its historical mean using a straight-line basis constructed on each macroeconomic factor’s absolute historical quarterly change.
Loans are individually measured for credit losses if they do not share similar risk characteristics of other loans within their respective pools. Individually measured loans are primarily nonaccrual and collateral dependent with balances equal to or greater than $500,000 and for which foreclosure is probable. Commercial real estate loans are secured by commercial real estate, including owner occupied and non-owner occupied commercial real estate, as well as multifamily residential real estate. Commercial business loans are primarily secured by non-real estate collateral, including equipment and other non-real estate fixed assets, inventory, receivables and cash. Agricultural loans are secured by farmland and other agricultural real estate, as well as equipment, inventory, such as crops and livestock, non-real estate fixed assets, and cash. Construction loans are secured by one-to-four family residential real estate and commercial real estate in varying stages of development. One-to-four family residential real estate loans are secured by one-to-four family residential properties. Other consumer loans are secured by personal property. For loans measured on an individual basis, the Company calculates the allowance as the difference between the amortized cost of the loan and the fair market value of the collateral. The fair market value of the collateral is determined by either the discounted expected future cash flows from the operation of the collateral or the appraised value of the collateral, less costs to sell. If the fair value of the collateral is greater than the amortized cost of the loan, no reserve is recorded.

The Company also records an allowance for credit losses on unfunded loan commitments and letters of credit. We estimate expected credit losses on unfunded commitments in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses are calculated based on the likelihood that funding will occur and an estimate of what will be funded by analyzing the most recent four-quarter utilization rates, current utilization and our quantitative ACL rate. The allowance for unfunded commitments and letters of credit is included in “Other Liabilities” on the Consolidated Balance Sheets, with changes to the balance being charged to noninterest expense.
We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written-off in a timely manner as a reduction to interest income when loans are placed on nonaccrual status.
The following tables show a detailed analysis of the ACL for the periods indicated:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Three Months Ended March 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$68,934	$—	$36	$(11,920)	$57,050
Commercial business	45,250	(3,339)	3,214	13,280	58,405
Agriculture	9,052	—	12	423	9,487
Construction	7,636	—	46	(1,131)	6,551
Consumer loans:
One-to-four family residential real estate	16,875	—	51	(1,288)	15,638
Other consumer	1,393	(127)	61	(164)	1,163
Total	$149,140	$(3,466)	$3,420	$(800)	$148,294

	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Three Months Ended March 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$(101)	$14	$9,336	$37,122
Commercial business	30,292	762	(1,684)	860	15,340	45,570
Agriculture	15,835	(9,325)	(4,726)	41	9,260	11,085
Construction	8,571	(1,750)	—	442	1,582	8,845
Consumer loans:
One-to-four family residential real estate	7,435	4,237	(10)	282	5,715	17,659
Other consumer	883	778	(268)	124	127	1,644
Unallocated	612	(603)	—	—	140	149
Total	$83,968	$1,632	$(6,789)	$1,763	$41,500	$122,074

The $846 thousand decrease in the ACL at March 31, 2021 compared to the ACL at December 31, 2020 was primarily due to a slight improvement in the economic outlook, which remains impacted by the COVID-19 pandemic and its impact on our borrowers. Specifically regarding the forecast used in the March 31, 2021 estimate, management expects the forecasted national unemployment rate to be above the pre-pandemic levels through the forecast period due to pandemic-related effects and shifting workforce requirements. Additionally, the commercial real estate index decline is expected to continue through 2021, the home price index is projected to moderate over the forecast period and Real GDP is projected to rise above average for the remainder of the year. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at March 31, 2021 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Beginning balance	$8,300	$3,430
Impact of adopting ASC 326	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	1,500	1,000
Ending balance	$9,800	$6,000
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

The following is an analysis of the credit quality of our loan portfolio as of the periods indicated:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total (1)
March 31, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$205,152	$668,655	$603,542	$459,888	$491,550	$1,229,742	$49,274	$2,781	$3,710,584
Special mention	—	3,127	65,107	19,094	4,420	99,370	5	—	191,123
Substandard	—	3,467	34,749	16,559	31,448	91,434	2,551	—	180,208
Total commercial real estate	$205,152	$675,249	$703,398	$495,541	$527,418	$1,420,546	$51,830	$2,781	$4,081,915
Commercial business
Pass	$586,311	$829,165	$347,668	$273,408	$178,663	$376,297	$945,271	$12,322	$3,549,105
Special mention	—	588	8,346	6,237	2,063	1,131	49,369	143	67,877
Substandard	—	6,594	26,640	36,756	27,226	33,731	44,046	838	175,831
Total commercial business	$586,311	$836,347	$382,654	$316,401	$207,952	$411,159	$1,038,686	$13,303	$3,792,813
Agriculture
Pass	$57,282	$121,511	$85,485	$39,930	$56,638	$106,969	$209,154	$550	$677,519
Special mention	—	3,398	1,366	163	—	2,371	7,962	—	15,260
Substandard	—	6,022	10,424	2,693	4,140	3,194	31,804	744	59,021
Total agriculture	$57,282	$130,931	$97,275	$42,786	$60,778	$112,534	$248,920	$1,294	$751,800
Construction
Pass	$41,447	$130,122	$44,121	$7,909	$3,471	$5,579	$31,682	$—	$264,331
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	18,148	—	—	55	—	—	18,203
Total construction	$41,447	$130,122	$62,269	$7,909	$3,471	$5,634	$31,682	$—	$282,534
Consumer loans:
One-to-four family residential real estate
Pass	$106,212	$157,286	$68,489	$53,753	$25,686	$88,323	$228,917	$308	$728,974
Special mention	—	—	—	—	—	125	—	—	125
Substandard	—	835	1,381	245	491	2,735	309	219	6,215
Total one-to-four family real estate	$106,212	$158,121	$69,870	$53,998	$26,177	$91,183	$229,226	$527	$735,314
Other consumer
Pass	$2,107	$3,595	$2,807	$3,250	$871	$1,211	$17,277	$610	$31,728
Substandard	—	36	39	—	3	3	36	97	214
Total consumer	$2,107	$3,631	$2,846	$3,250	$874	$1,214	$17,313	$707	$31,942
Total	$998,511	$1,934,401	$1,318,312	$919,885	$826,670	$2,042,270	$1,617,657	$18,612	$9,676,318
Less:
Allowance for credit losses									148,294
Loans, net									$9,528,024
__________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$674,444	$645,328	$478,881	$502,112	$408,972	$946,980	$52,049	$11,332	$3,720,098
Special mention	3,348	39,374	21,285	30,232	46,197	50,115	5	2,139	192,695
Substandard	2,916	24,860	13,571	15,652	43,735	41,138	3,389	4,259	149,520
Total commercial real estate	$680,708	$709,562	$513,737	$547,996	$498,904	$1,038,233	$55,443	$17,730	$4,062,313
Commercial business
Pass	$1,087,400	$366,435	$324,360	$199,010	$218,313	$214,677	$1,000,725	$11,540	$3,422,460
Special mention	3,002	26,361	8,471	24,582	7,004	10,650	22,426	—	102,496
Substandard	3,625	7,376	11,061	5,905	6,396	3,743	32,134	2,772	73,012
Total commercial business	$1,094,027	$400,172	$343,892	$229,497	$231,713	$229,070	$1,055,285	$14,312	$3,597,968
Agriculture
Pass	$142,163	$90,612	$44,434	$58,366	$58,893	$59,396	$244,135	$9,299	$707,298
Special mention	—	90	285	33	—	—	85	13	506
Substandard	5,193	12,480	5,868	4,258	284	3,502	38,780	1,458	71,823
Total agriculture	$147,356	$103,182	$50,587	$62,657	$59,177	$62,898	$283,000	$10,770	$779,627
Construction
Pass	$134,693	$66,974	$10,066	$3,498	$763	$1,805	$29,323	$3,753	$250,875
Substandard	—	17,732	—	—	—	56	—	—	17,788
Total construction	$134,693	$84,706	$10,066	$3,498	$763	$1,861	$29,323	$3,753	$268,663
Consumer loans:
One-to-four family real estate
Pass	$161,021	$77,756	$62,696	$29,737	$20,889	$78,098	$243,325	$3,655	$677,177
Special mention	—	—	332	—	—	195	—	—	527
Substandard	—	849	227	1,166	344	1,968	1,005	307	5,866
Total one-to-four family real estate	$161,021	$78,605	$63,255	$30,903	$21,233	$80,261	$244,330	$3,962	$683,570
Other consumer
Pass	$5,548	$3,109	$3,886	$989	$244	$1,060	$19,911	$474	$35,221
Substandard	30	—	—	5	—	170	53	40	298
Total consumer	$5,578	$3,109	$3,886	$994	$244	$1,230	$19,964	$514	$35,519
Total	$2,223,383	$1,379,336	$985,423	$875,545	$812,034	$1,413,553	$1,687,345	$51,041	$9,427,660
Less:
Allowance for credit losses									149,140
Loans, net									$9,278,520

6.Other Real Estate Owned
The following tables set forth activity in OREO for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$553	$552
Proceeds from sale of OREO property	(132)	(42)
Gain on sale of OREO, net	100	—
Balance, end of period	$521	$510
At March 31, 2021, there were no foreclosed residential real estate properties held as OREO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $167 thousand.
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
Our CDIs are evaluated for impairment if events and circumstances indicate a possible impairment. Each CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473
Accumulated amortization at beginning of period	(79,658)	(70,934)
CDI, net at beginning of period	25,815	34,539
CDI current period amortization	(1,924)	(2,310)
Total CDI, net at end of period	23,891	32,229
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	24,810	33,148
Total goodwill and other intangible assets at end of period	$790,652	$798,990

The following table provides the estimated future amortization expense of our CDI for the remaining nine months ending December 31, 2021 and the succeeding four years:

Year ending December 31,
(in thousands)
2021	$5,340
2022	5,880
2023	4,552
2024	3,432
2025	2,415
8. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank that expires May 27, 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. There was no outstanding balance at both March 31, 2021 and December 31, 2020. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2021.
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
With respect to derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the next 12 months, the Company estimates that there will be $10.4 million reclassified as an increase to interest income.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the three months ended March 31, 2021 and 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $60.1 million and forward sales commitments of $48.5 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2021 and December 31, 2020 was $635.1 million and $597.9 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet as of the dates presented:

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$925	Other assets	$1,096	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$505	Other assets	$—	Other liabilities	$—	Other liabilities	$165
Interest rate swap contracts	Other assets	$32,501	Other assets	$46,184	Other liabilities	$32,769	Other liabilities	$46,637
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
	(in thousands)
Interest rate collar	$—	$23,423	Interest income	$2,576	$940
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

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest rate lock commitments	$(171)	$—
Interest rate forward loan sales contracts	670	—
Interest rate swap contracts	112	—
Total derivative gains (losses)	$611	$—
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
March 31, 2021	(in thousands)
Assets
Interest rate swap contracts	$32,501	$—	$32,501	$(1,960)	$30,541
Liabilities
Interest rate swap contracts	$32,769	$—	$32,769	$(26,848)	$5,921
Repurchase agreements	$38,624	$—	$38,624	$(38,624)	$—

December 31, 2020
Assets
Interest rate swap contracts	$46,184	$—	$46,184	$—	$46,184
Liabilities
Interest rate swap contracts	$46,637	$—	$46,637	$(46,637)	$—
Repurchase agreements	$73,859	$—	$73,859	$(73,859)	$—
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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2021	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$38,624	$—	$—	$—	$38,624
Gross amount of recognized liabilities for repurchase agreements					38,624
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $38.6 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
10.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2021 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2021 and December 31, 2020, the Company’s loan commitments amounted to $2.93 billion and $2.80 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $30.6 million and $29.9 million at March 31, 2021 and December 31, 2020, respectively. In addition, there were $16 thousand commitments under commercial letters of credit used to facilitate customers’ trade transactions and other off-balance sheet liabilities at March 31, 2021 and there were none at December 31, 2020.
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
11.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity:

Declared	Regular Cash Dividends Per Common Share	Special Cash Dividends Per Common Share	Record Date	Paid Date
January 28, 2021	$0.28	$—	February 10, 2021	February 24, 2021
Subsequent to quarter end, on April 29, 2021, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on May 26, 2021 to shareholders of record at the close of business on May 12, 2021.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three months ended March 31, 2021, the Company did not purchase any common shares under the share repurchase program.

12.Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended March 31, 2021	(in thousands)
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive loss before reclassifications	(102,605)	—	—	(102,605)
Amounts reclassified from accumulated other comprehensive income (2)	—	115	(1,977)	(1,862)
Net current-period other comprehensive income (loss)	(102,605)	115	(1,977)	(104,467)
Ending balance	$60,569	$(5,718)	$22,877	$77,728
Three Months Ended March 31, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income before reclassifications	79,696	—	17,977	97,673
Amounts reclassified from accumulated other comprehensive income (2)	(191)	80	(722)	(833)
Net current-period other comprehensive income	79,505	80	17,255	96,840
Ending balance	$112,543	$(3,894)	$28,558	$137,207
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the periods indicated:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2021	2020	Statement of Income
	(in thousands)
Unrealized gains on available for sale debt securities	$—	$249	Investment securities gains, net
	—	249	Total before tax
	—	(58)	Income tax provision
	$—	$191	Net of tax

Amortization of pension plan liability actuarial losses	$(150)	$(104)	Compensation and employee benefits
	(150)	(104)	Total before tax
	35	24	Income tax provision
	$(115)	$(80)	Net of tax

Unrealized gains from hedging instruments	$2,576	$940	Loans
	2,576	940	Total before tax
	(599)	(218)	Income tax provision
	$1,977	$722	Net of tax

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

The fair values of the interest rate lock commitments and interest rate forward loan sales contracts are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3.
Interest rate contracts and the interest rate collar are valued in models, which use as their basis, readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at the dates presented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2021	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$4,104,219	$—	$4,104,219	$—
Other asset-backed securities	358,819	—	358,819	—
State and municipal securities	751,285	—	751,285	—
U.S. government agency and government-sponsored enterprise securities	281,967	—	281,967	—
Total debt securities available for sale	$5,496,290	$—	$5,496,290	$—
Loans held for sale	$25,587	$—	$25,587	$—
Other assets:
Interest rate lock commitments	$925	$—	$—	$925
Interest rate forward loan sales contracts	$505	$—	$505	$—
Interest rate contracts	$32,501	$—	$32,501	$—
Liabilities
Other liabilities:
Interest rate contracts	$32,769	$—	$32,769	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2020	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,814,387	$—	$3,814,387	$—
Other asset-backed securities	357,479	—	357,479	—
State and municipal securities	753,572	—	753,572	—
U.S. government agency and government-sponsored enterprise securities	284,696	—	284,696	—
Total debt securities available for sale	$5,210,134	$—	$5,210,134	$—
Loans held for sale	$14,760	$—	$14,760	$—
Other assets:
Interest rate lock commitments	$1,096	$—	$—	$1,096
Interest rate contracts	$46,184	$—	$46,184	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$165	$—	$165	$—
Interest rate contracts	$46,637	$—	$46,637	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates presented:

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Interest rate lock commitments	$925	Internal pricing model	Pull-through rate	79.87% - 100.00% (90.39%)
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance at the beginning of the period	$1,096	$—
Change included in earnings	1,710	—
Settlements	(1,881)	—
Balance at the end of the period	$925	$—
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

The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of March 31, 2021, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three Months Ended
	March 31,
	2021	2020
Equity securities without readily determinable fair values	(in thousands)
Carrying value, beginning of period	$13,425	$—
Upward carrying value changes	—	—
Carrying value, end of period	$13,425	$—
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at March 31, 2021	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$1,520	$—	$—	$1,520	$722

	Fair Value at March 31, 2020	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended March 31, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$3,043	$—	$—	$3,043	$5,138
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

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$1,520	Fair Market Value of Collateral	Adjustment to Stated Value	42.96% - 75.00% (59.53%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable and fixed assets).
(2) Collateral consists of accounts receivable and fixed assets.

	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$3,043	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (59.78%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed assets and inventory).
(2) Collateral consists of cash, accounts receivable, fixed assets, inventory and real estate.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at the dates presented:

	March 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$178,096	$178,096	$178,096	$—	$—
Interest-earning deposits with banks	706,389	706,389	706,389	—	—
Debt securities available for sale	5,496,290	5,496,290	—	5,496,290	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	26,176	26,176	—	26,176	—
Loans	9,528,024	9,948,104	—	—	9,948,104
Interest rate contracts	32,501	32,501	—	32,501	—
Interest rate lock commitments	925	925	—	—	925
Interest rate forward loan sales contracts	505	505	—	505	—
Liabilities
Time deposits	$336,918	$333,169	$—	$333,169	$—
FHLB advances	7,400	8,764	—	8,764	—
Repurchase agreements	38,624	38,624	—	38,624	—
Subordinated debentures	35,046	35,102	—	35,102	—
Interest rate contracts	32,769	32,769	—	32,769	—

	December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$218,899	$218,899	$218,899	$—	$—
Interest-earning deposits with banks	434,867	434,867	434,867	—	—
Debt securities available for sale	5,210,134	5,210,134	—	5,210,134	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	26,481	26,481	—	26,481	—
Loans	9,278,520	9,720,592	—	—	9,720,592
Interest rate contracts	46,184	46,184	—	46,184	—
Interest rate lock commitments	1,096	1,096	—	—	1,096
Liabilities
Time deposits	$338,845	$338,815	$—	$338,815	$—
FHLB advances and FRB borrowings	7,414	9,295	—	9,295	—
Repurchase agreements	73,859	73,859	—	73,859	—
Subordinated debentures	35,092	35,414	—	35,414	—
Interest rate contracts	46,637	46,637	—	46,637	—
Interest rate forward loan sales contracts	165	165	—	165	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of the dates presented:

March 31,
2021			2020
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
(in thousands)
$25,587	$25,167	$420	$—	$—	$—
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the three months ended March 31, 2021, the Company recorded a net decrease in fair value of $88 thousand representing the change in fair value reflected in earnings. For the three months ended March 31, 2020, there were no such loans held for sale under the mandatory delivery method. At March 31, 2021 and 2020, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
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
The following table sets forth the computation of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands except per share amounts)
Basic EPS:
Net income	$51,853	$14,628
Less: Earnings allocated to participating securities:
Nonvested restricted shares	155	249
Earnings allocated to common shareholders	$51,698	$14,379
Weighted average common shares outstanding	70,869	71,206
Basic earnings per common share	$0.73	$0.20
Diluted EPS:
Earnings allocated to common shareholders	$51,698	$14,379
Weighted average common shares outstanding	70,869	71,206
Dilutive effect of equity awards	240	58
Weighted average diluted common shares outstanding	71,109	71,264
Diluted earnings per common share	$0.73	$0.20
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	70	6

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

Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$6,358	$7,788
Card revenue	3,733	3,518
Financial services and trust revenue	3,381	3,065
Total revenue from contracts with customers	13,472	14,371
Other sources of noninterest income	9,694	6,836
Total noninterest income	$23,166	$21,207

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited Consolidated Financial Statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2020 audited Consolidated Financial Statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

CRITICAL ACCOUNTING POLICIES
Management has identified the accounting policies related to the ACL, business combinations and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Credit Losses,” “Business Combinations” and “Valuation and Recoverability of Goodwill” in our 2020 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies as compared to those disclosed in our 2020 Annual Report on Form 10-K.
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
COVID-19 Update
We continue to adapt to evolving COVID-19 guidance from federal, state and local healthcare officials as the availability of vaccines increases throughout the Northwest. Efforts to mitigate the spread of the virus in all of our locations continue to include our enhanced cleaning protocols, social distancing and the use of face coverings. These protocols continue to prove effective in keeping our branches open, allowing us to continue to serve existing and new clients without disruption.
Vaccine availability continued to improve throughout the quarter in all areas of our footprint. We periodically updated team members on vaccination information to help reduce the confusion stemming from the diversity of approaches to availability and scheduling in each county. These communications directed employees to state and local government resources for support with scheduling appointments as well as information on the safety and efficacy of the vaccines.
Support for team members with school-aged children continued throughout the quarter as school districts migrated from distanced learning arrangements to a hybrid approach combining distanced learning with two or three days per week of in-person learning. We continued to provide flexibility through a variety of options including shift changes, temporary remote work assignments and other accommodations to help team members navigate the changes successfully.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part II Item 1A “Risk Factors” of this report.
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the first quarter of $51.9 million or $0.73 per diluted common share, compared to $14.6 million or $0.20 per diluted common share for the first quarter of 2020. Net interest income for the three months ended March 31, 2021 was $124.0 million, an increase of $1.6 million from the prior year period. The increase was primarily a result of a reduction in interest expense on FHLB advances and deposits partially offset by a decline in interest income on loans.
The provision for credit losses for the first quarter of 2021 was a recapture of $800 thousand compared to a provision of $41.5 million for the first quarter of 2020. The decrease in provision expense for the first quarter of 2021 compared to the first quarter of 2020 was principally the result of improved economic forecast as the economy is recovering from the COVID-19 pandemic.
Noninterest income for the current quarter was $23.2 million, an increase of $2.0 million from the prior year period. The increase was principally due to an increase in loan revenue partially offset by a decrease in deposit account and treasury management fees.
Total noninterest expense for the quarter ended March 31, 2021 was $83.6 million, a decrease of $712 thousand from the prior year period. This decrease was primarily driven by lower compensation and employee benefits expense partially offset by increases in data process and software and regulatory premiums.

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2021			2020
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,586,984	$101,477	4.29%	$8,815,755	$108,665	4.96%
Taxable securities	4,624,175	22,816	2.00%	3,209,110	21,088	2.64%
Tax exempt securities (2)	606,129	3,492	2.34%	409,457	2,914	2.86%
Interest-earning deposits with banks	602,083	152	0.10%	53,228	141	1.07%
Total interest-earning assets	15,419,371	127,937	3.36%	12,487,550	132,808	4.28%
Other earning assets	242,684			232,361
Noninterest-earning assets	1,229,627			1,275,721
Total assets	$16,891,682			$13,995,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	3,450,750	699	0.08%	2,633,931	1,728	0.26%
Interest-bearing demand	1,449,642	265	0.07%	1,125,691	484	0.17%
Savings accounts	1,221,431	40	0.01%	897,276	43	0.02%
Interest-bearing public funds, other than certificates of deposit	663,158	276	0.17%	355,401	903	1.02%
Certificates of deposit	336,319	205	0.25%	370,904	484	0.52%
Total interest-bearing deposits	7,121,300	1,485	0.08%	5,383,203	3,642	0.27%
FHLB advances and FRB borrowings	7,408	72	3.94%	909,110	4,229	1.87%
Subordinated debentures	35,072	468	5.41%	35,253	468	5.34%
Other borrowings and interest-bearing liabilities	53,691	23	0.17%	48,365	136	1.13%
Total interest-bearing liabilities	7,217,471	2,048	0.12%	6,375,931	8,475	0.53%
Noninterest-bearing deposits	7,091,316			5,239,176
Other noninterest-bearing liabilities	236,302			187,474
Shareholders’ equity	2,346,593			2,193,051
Total liabilities & shareholders’ equity	$16,891,682			$13,995,632
Net interest income (tax equivalent)		$125,889			$124,333
Net interest margin (tax equivalent)			3.31%			4.00%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $8.3 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. The incremental accretion income on acquired loans was $1.1 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $733 thousand and $612 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

	Three Months Ended March 31, 2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$8,993	$(16,181)	$(7,188)
Taxable securities	7,819	(6,091)	1,728
Tax exempt securities	1,209	(631)	578
Interest-earning deposits with banks	244	(233)	11
Interest income	$18,265	$(23,136)	$(4,871)
Interest Expense
Deposits:
Money market accounts	$421	$(1,450)	$(1,029)
Interest-bearing demand	113	(332)	(219)
Savings accounts	13	(16)	(3)
Interest-bearing public funds, other than certificates of deposit	449	(1,076)	(627)
Certificates of deposit	(42)	(237)	(279)
Total interest on deposits	954	(3,111)	(2,157)
FHLB advances and FRB borrowings	(6,356)	2,199	(4,157)
Other borrowings and interest-bearing liabilities	18	(131)	(113)
Interest expense	$(5,384)	$(1,043)	$(6,427)
__________
(1)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.

Comparison of current quarter to prior year period
Net interest income for the first quarter of 2021 was $124.0 million, up from $122.4 million for the same quarter in 2020. The increase was primarily a result of a reduction in interest expense on FHLB advances and deposits, partially offset by a decline in interest income on loans. The decrease in interest expense was due to lower average balances of FHLB advances and lower rates on deposits. The decline in interest income from loans was mainly due to lower average rates.
The Company’s net interest margin (tax equivalent) decreased to 3.31% in the first quarter of 2021, from 4.00% for the prior year period. This decrease was driven by higher average interest-earning deposits with banks at an average rate of 10 basis points as well as lower rates on the loan and securities portfolios. The Company’s operating net interest margin (tax equivalent)(1) decreased to 3.30% from 4.02% during the first quarter of 2020. The decrease was due to the items previously noted for the decrease in the net interest margin.

__________
(1) Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

Provision for Credit Losses
Comparison of current quarter to prior year period
During the first quarter of 2021, the Company recorded an $800 thousand net provision recapture for credit losses compared to a $41.5 million net provision during the first quarter of 2020. The decrease in provision expense and resulting recapture for the first quarter of 2021 compared to the first quarter of 2020 was principally the result of an improved economic forecast as the economy is recovering from the COVID-19 pandemic.
The net provision recapture for credit losses recorded during the current quarter also reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration, and the size and composition of the loan portfolio and changes in the economic environment during the first quarter of 2021. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$6,358	$7,788	$(1,430)	(18)%
Card revenue	3,733	3,518	215	6%
Financial services and trust revenue	3,381	3,065	316	10%
Loan revenue	7,369	4,590	2,779	61%
Bank owned life insurance	1,560	1,596	(36)	(2)%
Investment securities gains, net	—	249	(249)	(100)%
Other	765	401	364	91%
Total noninterest income	$23,166	$21,207	$1,959	9%
Comparison of current quarter to prior year period
Noninterest income was $23.2 million for the first quarter of 2021, compared to $21.2 million for the same period in 2020. The increase was principally due to an increase in loan revenue partially offset by a decrease in deposit account and treasury management fees. The increase in loan revenue was due to mortgage banking revenue, which increased due to higher loan volume and increased premium per loan on sold loans. The decrease in deposit account and treasury management fees was driven by a decrease in overdraft fees of $988 thousand compared to the same quarter in 2020 due to an overall decrease in the number of transactions amidst the pandemic as well as clients generally carrying higher cash balances in their deposit accounts.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change (1)
	(dollars in thousands)
Compensation and employee benefits	$51,736	$54,842	$(3,106)	(6)%
Occupancy	9,006	9,197	(191)	(2)%
Data processing and software	8,451	7,099	1,352	19%
Legal and professional fees	2,815	2,102	713	34%
Amortization of intangibles	1,924	2,310	(386)	(17)%
B&O taxes	1,259	624	635	102%
Advertising and promotion	760	1,305	(545)	(42)%
Regulatory premiums	1,105	34	1,071	N/M
Net cost (benefit) of operation of OREO	(63)	12	(75)	(625)%
Other	6,566	6,746	(180)	(3)%
Total noninterest expense	$83,559	$84,271	$(712)	(1)%
__________
1) Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M.”
Comparison of current quarter to prior year period
Noninterest expense was $83.6 million for the first quarter of 2021, a decrease of $712 thousand from $84.3 million for the prior year period. This decrease was primarily driven by a decrease in compensation and employee benefits expense partially offset by increases in data processing and software expense and regulatory premiums. The decrease in compensation and employee benefits expense is most attributable to labor costs related to the origination of PPP loans, which are capitalized and amortized as a reduction to interest income over the life of the loan. The increase in data processing and software expense was driven by additional data processing expense associated with PPP loans. The increase in regulatory premiums was the result of the Bank utilizing a portion of its Small Bank Assessment Credit during the first quarter of 2020 to pay for FDIC deposit insurance premiums. The final portion of the credit was utilized during the second quarter of 2020.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Provision for unfunded loan commitments	$1,500	$1,000
Income Taxes
We recorded an income tax provision of $12.5 million for the first quarter of 2021, compared to a provision of $3.2 million for the same period in 2020, with effective tax rates of 19% and 18% for the first quarter of 2021 and 2020, respectively. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2020.

FINANCIAL CONDITION
Total assets were $17.34 billion at March 31, 2021, an increase of $750.3 million from December 31, 2020. Cash and cash equivalents increased $230.7 million. Loans increased $248.7 million during the first three months of 2021, which was primarily the result of new loan production, supplemented by PPP loans, partially offset by loan payments and a decrease in line utilization. Debt securities available for sale were $5.50 billion at March 31, 2021, an increase of $286.2 million from December 31, 2020. Total liabilities were $15.06 billion as of March 31, 2021, an increase of $822.9 million from December 31, 2020. The increase was primarily due to an increase in demand and other noninterest-bearing deposits driven by PPP loan funds being deposited into our clients’ deposit accounts.
Investment Securities
At March 31, 2021, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $5.50 billion compared to $5.21 billion at December 31, 2020. The increase in the debt securities portfolio from year-end is due to $608.9 million in purchases, offset by $180.4 million in maturities, repayments and sales, a $133.7 million decline in unrealized gains and $8.6 million in premium amortization. The average duration of our debt securities investment portfolio was approximately 4 years and 11 months at March 31, 2021. This duration takes into account calls, where appropriate and consensus prepayment speeds.
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
When the fair value of an available for sale debt security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves, the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired available for sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses.
At March 31, 2021, the market value of debt securities available for sale had a net unrealized gain of $78.9 million compared to a net unrealized gain of $212.6 million at December 31, 2020. The change in valuation was the result of fluctuations in market interest rates during the three months ended March 31, 2021. At March 31, 2021, the Company had $2.32 billion of debt securities available for sale with gross unrealized losses of $58.8 million; however, we did not consider these investment securities to have an indicated credit loss.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$4,104,219	$3,814,387
Other asset-backed securities	358,819	357,479
State and municipal securities	751,285	753,572
U.S. government agency and government-sponsored enterprise securities	281,967	284,696
Total debt securities available for sale	$5,496,290	$5,210,134
Equity securities	13,425	13,425
Total investment securities	$5,509,715	$5,223,559
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
For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Credit Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2020 Annual Report on Form 10-K.
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
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial real estate and commercial business loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	March 31, 2021	% of Total	December 31, 2020	% of Total
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,081,915	42.2%	$4,062,313	43.0%
Commercial business	3,792,813	39.2%	3,597,968	38.2%
Agriculture	751,800	7.8%	779,627	8.3%
Construction	282,534	2.9%	268,663	2.8%
Consumer loans:
One-to-four family residential real estate	735,314	7.6%	683,570	7.3%
Other consumer	31,942	0.3%	35,519	0.4%
Total loans	$9,676,318	100.0%	$9,427,660	100.0%
Loans held for sale	$26,176		$26,481

Total loans increased $248.7 million from year-end 2020. This increase includes $494.8 million of new PPP loans, partially offset by $250.7 million of PPP loan pay downs and forgiveness from the SBA. The PPP loans were originated to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. To further assist our borrowers, the Company also offered loan deferrals to support borrowers during the COVID-19 pandemic.
The following table provides additional detail related to the Company’s COVID-19 deferrals:

	December 31, 2020	Ended (1)	Re-deferral	New Deferral	March 31, 2021	% Change
	(dollars in thousands)
Number of deferrals	70	(60)	3	7	20	(71.4)%
Balance of deferrals (2)	$146,725	$(102,905)	$17,213	$10,393	$71,426	(51.3)%
__________
1) Ended includes re-deferrals that have ended.
2) Balance of deferrals are gross of unearned income.
The following table provides additional detail related to the net discount of acquired and purchased loans by acquisition:

	March 31, 2021	December 31, 2020
	(in thousands)
Acquisition:
Pacific Continental	$7,682	$8,442
Intermountain	1,000	1,090
West Coast	1,489	1,695
Other	(1,500)	957
Total net discount at period end	$8,671	$12,184
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
The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial loans:
Commercial real estate	$7,317	$7,712
Commercial business	13,551	13,222
Agriculture	10,629	11,614
Construction	191	217
Consumer loans:
One-to-four family residential real estate	1,751	2,001
Other consumer	142	40
Total nonaccrual loans	33,581	34,806
OREO and OPPO	521	553
Total nonperforming assets	$34,102	$35,359

Loans, net of unearned income	$9,676,318	$9,427,660
Total assets	$17,335,116	$16,584,779

Nonperforming loans to period-end loans	0.35%	0.37%
Nonperforming assets to period-end assets	0.20%	0.21%
At March 31, 2021, nonperforming assets were $34.1 million, compared to $35.4 million at December 31, 2020. Nonperforming assets decreased $1.3 million during the three months ended March 31, 2021, primarily due to a $1.0 million decrease in nonaccrual agriculture loans. For information on OREO, see Note 6 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

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
At March 31, 2021, our ACL was $148.3 million, or 1.53% of total loans (excluding loans held for sale). This compares with an ACL of $149.1 million, or 1.58% of total loans (excluding loans held for sale) at December 31, 2020 and an ACL of $122.1 million or 1.37% of total loans (excluding loans held for sale) at March 31, 2020. The decrease from year end was primarily due to a slight improvement in the economic outlook, which remains impacted by the COVID-19 pandemic and its impact on our borrowers. The ACL at March 31, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.

The following table provides an analysis of the Company’s ACL at the dates and the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Beginning Balance	$149,140	$83,968
Impact of adopting ASC 326	—	1,632
Charge-offs:
Commercial loans:
Commercial real estate	—	(101)
Commercial business	(3,339)	(1,684)
Agriculture	—	(4,726)
Consumer loans:
One-to-four family residential real estate	—	(10)
Other consumer	(127)	(268)
Total charge-offs	(3,466)	(6,789)
Recoveries:
Commercial loans:
Commercial real estate	36	14
Commercial business	3,214	860
Agriculture	12	41
Construction	46	442
Consumer loans:
One-to-four family residential real estate	51	282
Other consumer	61	124
Total recoveries	3,420	1,763
Net charge-offs	(46)	(5,026)
Provision (recapture) for credit losses	(800)	41,500
Ending balance	148,294	122,074
Total loans, net at end of period, excluding loans held for sale	$9,676,318	$8,933,321
ACL to period-end loans	1.53%	1.37%
Allowance for unfunded commitments and letters of credit
Beginning Balance	$8,300	$3,430
Impact of adopting ASC 326	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	1,500	1,000
Ending balance	$9,800	$6,000

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits increased $897.6 million from December 31, 2020. The second round of PPP loans during the three months ended March 31, 2021 had an impact on our deposits, as our clients deposited these funds into their deposit accounts. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2021, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $665.9 million, or 4.5% of total deposits, compared to $605.9 million or 4.4% at year-end 2020. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Demand and other noninterest-bearing	$7,424,472	50.4%	$6,913,214	49.8%
Money market	2,913,689	19.7%	2,780,922	20.1%
Interest-bearing demand	1,512,808	10.2%	1,433,083	10.3%
Savings	1,282,151	8.7%	1,169,721	8.4%
Interest-bearing public funds, other than certificates of deposit	662,461	4.5%	656,273	4.7%
Certificates of deposit, less than $250,000	198,568	1.3%	201,805	1.5%
Certificates of deposit, $250,000 or more	107,421	0.7%	108,935	0.8%
Certificates of deposit insured by the CD Option of IntraFi Network Deposits	25,929	0.2%	23,105	0.2%
Brokered certificates of deposit	5,000	—%	5,000	—%
Reciprocal money market accounts	634,967	4.3%	577,804	4.2%
Total deposits	$14,767,466	100.0%	$13,869,862	100.0%

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At both March 31, 2021 and December 31, 2020, we had FHLB advances of $7.4 million.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2021 and December 31, 2020, we had deposit customer sweep-related repurchase agreements of $38.6 million and $73.9 million, respectively, which mature on a daily basis.
Subordinated debentures are another source of funding. The Company assumed $35.0 million in aggregate principal amount with its acquisition of Pacific Continental on November 1, 2017. These subordinated debentures, which are unsecured, are callable on June 30, 2021 and have a stated maturity date of June 30, 2026.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At both March 31, 2021 and December 31, 2020, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2021.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2021, we had commitments to extend credit of $2.96 billion compared to $2.83 billion at December 31, 2020.
Capital Resources
Shareholders’ equity at March 31, 2021 was $2.28 billion, compared to $2.35 billion at December 31, 2020. Shareholders’ equity was 13% and 14% of total period-end assets at March 31, 2021 and December 31, 2020, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2020 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of March 31, 2021, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at March 31, 2021 and December 31, 2020.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, capital ratios and amounts as of March 31, 2021 and December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary as of the dates presented below:

	Company		Columbia Bank
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
CET1 risk-based capital ratio	13.09%	12.88%	13.33%	13.08%
Tier 1 risk-based capital ratio	13.09%	12.88%	13.33%	13.08%
Total risk-based capital ratio	14.66%	14.45%	14.58%	14.33%
Leverage ratio	8.84%	8.86%	9.09%	9.08%
Capital conservation buffer	6.66%	6.45%	6.58%	6.33%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2020, our board of directors approved a stock repurchase program to repurchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million. There were no share repurchases during the three months ended March 31, 2021.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$125,889	$124,333
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	(1,055)	(1,491)
Premium amortization on acquired securities	520	1,127
Interest reversals on nonaccrual loans (2)	—	788
Operating net interest income (tax equivalent) (1)	$125,354	$124,757
Average interest earning assets	$15,419,371	$12,487,550
Net interest margin (tax equivalent) (1)	3.31%	4.00%
Operating net interest margin (tax equivalent) (1)	3.30%	4.02%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million for each of the three months ended March 31, 2021 and 2020, respectively.
(2) Beginning 2021, interest reversals on nonaccrual loans is no longer a component of this non-GAAP measure.

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
Based on the results of the simulation model as of March 31, 2021, we would expect decreases in net interest income of $5 million and $21 million in year one and year two, respectively, if interest rates gradually decrease from current rates by 100 basis points. We would expect an increase in net interest income of $5 million and $40 million in year one and year two, respectively, if interest rates gradually increase from current rates by 200 basis points.
The projections are based on the current interest rate environment and we assume our balance sheet remains constant during the next two years. Short-term market interest rates are near historical lows. Loan interest rate indexes such as Prime and LIBOR are also near historical lows. Since we don’t assume negative interest rates, the downward repricing of Prime and LIBOR loans is more limited than during a higher interest rate environment. Our ability to reprice deposits downward is also limited given our low cost of funds.
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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2021:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
1/1/2021 - 1/31/2021	157	$42.00	—	3,500,000
2/1/2021 - 2/28/2021	—	—	—	3,500,000
3/1/2021 - 3/31/2021	87,346	43.63	—	3,500,000
	87,503	43.63	—
__________
(1) Common shares repurchased by the Company during the quarter consisted of cancellation of shares of common stock to pay the shareholders’ withholding taxes.
(2) As described in our Annual Report on Form 10-K for the year ended December 31, 2020, the board of directors approved a stock repurchase program to repurchase up to 3.5 million shares of its outstanding stock, up to a maximum aggregate purchase price of $100.0 million through December 31, 2021.
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

COLUMBIA BANKING SYSTEM, INC.

Date:	May 6, 2021	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2021	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2021	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)