Form 10-Q
period 2021-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2021-08-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at July 31, 2021 was 71,767,227

i

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASC 326	Codification related to measurement of credit losses on financial instruments	FHLB	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FRB	Federal Reserve Bank
ATM	Automated Teller Machine	GAAP	Generally Accepted Accounting Principles
Bank of Commerce	Bank of Commerce Holdings	GDP	Gross Domestic Product
B&O	Business and Occupation	Intermountain	Intermountain Community Bancorp
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIBOR	London Interbank Offering Rate
BOLI	Bank Owned Life Insurance	N/M	Not meaningful
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank.	OPPO	Other Personal Property Owned
CARES Act	Coronavirus Aid Relief and Economic Security Act	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible	Pacific Continental	Pacific Continental Corporation
CECL	Current Expected Credit Losses	PPP	Paycheck Protection Program
CEO	Chief Executive Officer	RSA	Restricted Stock Awards
CET1	Common Equity Tier 1	RSU	Restricted Stock Units
CFO	Chief Financial Officer	SBA	Small Business Administration
COVID-19	Novel Coronavirus	SEC	Securities and Exchange Commission
DCF	Discounted Cash Flow	TDRs	Troubled Debt Restructurings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	West Coast	West Coast Bancorp
EPS	Earnings Per Share

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			June 30, 2021	December 31, 2020
ASSETS			(in thousands)
Cash and due from banks			$218,649	$218,899
Interest-earning deposits with banks			612,883	434,867
Total cash and cash equivalents			831,532	653,766
Debt securities available for sale at fair value (amortized cost of $4,103,196 and $4,997,529, respectively)			4,190,066	5,210,134
Debt securities held to maturity at amortized cost (fair value of $2,032,980 and $—, respectively)			2,024,715	—
Equity securities			13,425	13,425
FHLB stock at cost			10,280	10,280
Loans held for sale			13,179	26,481
Loans, net of unearned income			9,693,116	9,427,660
Less: ACL			142,988	149,140
Loans, net			9,550,128	9,278,520
Interest receivable			52,347	54,831
Premises and equipment, net			158,827	162,059
OREO			381	553
Goodwill			765,842	765,842
Other intangible assets, net			22,958	26,734
Other assets			379,797	382,154
Total assets			$18,013,477	$16,584,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$7,703,325	$6,913,214
Interest-bearing			7,642,107	6,956,648
Total deposits			15,345,432	13,869,862
FHLB advances			7,386	7,414
Securities sold under agreements to repurchase			70,994	73,859
Subordinated debentures			35,000	35,092
Other liabilities			221,419	250,945
Total liabilities			15,680,231	14,237,172
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	June 30, 2021	December 31, 2020
(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,926	73,782	1,664,953	1,660,998
Outstanding	71,742	71,598
Retained earnings			642,018	575,248
Accumulated other comprehensive income			97,109	182,195
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,333,246	2,347,607
Total liabilities and shareholders’ equity			$18,013,477	$16,584,779

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands except per share amounts)
Interest Income
Loans	$99,712	$105,496	$200,027	$212,862
Taxable securities	24,750	18,343	47,566	39,431
Tax-exempt securities	2,826	2,257	5,585	4,559
Deposits in banks	159	136	311	277
Total interest income	127,447	126,232	253,489	257,129
Interest Expense
Deposits	1,426	2,094	2,911	5,736
FHLB advances and FRB borrowings	72	1,796	144	6,025
Subordinated debentures	468	468	936	936
Other borrowings	19	23	42	159
Total interest expense	1,985	4,381	4,033	12,856
Net Interest Income	125,462	121,851	249,456	244,273
Provision (recapture) for credit losses	(5,500)	33,500	(6,300)	75,000
Net interest income after provision (recapture) for credit losses	130,962	88,351	255,756	169,273
Noninterest Income
Deposit account and treasury management fees	6,701	6,092	13,059	13,880
Card revenue	4,773	3,079	8,506	6,597
Financial services and trust revenue	4,245	3,163	7,626	6,228
Loan revenue	4,514	5,607	11,883	10,197
Bank owned life insurance	1,635	1,618	3,195	3,214
Investment securities gains, net	314	16,425	314	16,674
Other	548	1,275	1,313	1,676
Total noninterest income	22,730	37,259	45,896	58,466
Noninterest Expense
Compensation and employee benefits	53,450	46,043	105,186	100,885
Occupancy	9,038	8,812	18,044	18,009
Data processing and software	7,402	7,981	15,853	15,080
Legal and professional fees	3,264	3,483	6,079	5,585
Amortization of intangibles	1,852	2,210	3,776	4,520
B&O taxes	1,490	1,244	2,749	1,868
Advertising and promotion	588	837	1,348	2,142
Regulatory premiums	1,112	1,034	2,217	1,068
Net cost (benefit) of operation of OREO	111	(200)	48	(188)
Other	5,809	9,389	12,375	16,135
Total noninterest expense	84,116	80,833	167,675	165,104
Income before income taxes	69,576	44,777	133,977	62,635
Income tax provision	14,537	8,195	27,085	11,425
Net Income	$55,039	$36,582	$106,892	$51,210
Earnings per common share
Basic	$0.77	$0.52	$1.50	$0.72
Diluted	$0.77	$0.52	$1.50	$0.72
Weighted average number of common shares outstanding	70,987	70,679	70,924	70,942
Weighted average number of diluted common shares outstanding	71,164	70,711	71,079	70,981

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	June 30,
	2021	2020
	(in thousands)
Net income	$55,039	$36,582
Other comprehensive income, net of tax:
Unrealized gain from securities:
Net unrealized holding gain from available for sale debt securities arising during the period, net of tax of $(6,619) and $(12,984)	21,850	42,860
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $73 and $0	(241)	—
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $105 and $0	(345)	—
Net unrealized gain from securities, net of reclassification adjustment	21,264	42,860
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(34) and $(24)	115	79
Pension plan liability adjustment, net	115	79
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $0 and $(791)	—	2,611
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $604 and $510	(1,998)	(1,680)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(1,998)	931
Other comprehensive income	19,381	43,870
Total comprehensive income	$74,420	$80,452

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net income	$106,892	$51,210
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $24,463 and $(37,126)	(80,755)	122,556
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $73 and $58	(241)	(191)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $105 and $0	(345)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(81,341)	122,365
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(69) and $(48)	230	159
Pension plan liability adjustment, net	230	159
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $0 and $(6,237)	—	20,588
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $1,203 and $728	(3,975)	(2,402)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(3,975)	18,186
Other comprehensive income (loss)	(85,086)	140,710
Total comprehensive income	$21,806	$191,920
See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended June 30, 2021	(in thousands except per share amounts)
Balance at April 1, 2021	71,739	$1,661,129	$607,040	$77,728	$(70,834)	$2,275,063
Net income	—	—	55,039	—	—	55,039
Other comprehensive income	—	—	—	19,381	—	19,381
Activity in deferred compensation plan	—	(8)	—	—	—	(8)
Issuance of common stock - RSAs and RSUs, net of canceled awards	4	3,908	—	—	—	3,908
Purchase and retirement of common stock	(1)	(76)	—	—	—	(76)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,061)	—	—	(20,061)
Balance at June 30, 2021	71,742	$1,664,953	$642,018	$97,109	$(70,834)	$2,333,246
For the Six Months Ended June 30, 2021
Balance at January 1, 2021	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	106,892	—	—	106,892
Other comprehensive loss	—	—	—	(85,086)	—	(85,086)
Issuance of common stock - employee stock purchase plan	41	1,098	—	—	—	1,098
Activity in deferred compensation plan	—	(8)	—	—	—	(8)
Issuance of common stock - RSAs and RSUs, net of canceled awards	192	6,936	—	—	—	6,936
Purchase and retirement of common stock	(89)	(4,071)	—	—	—	(4,071)
Cash dividends declared on common stock ($0.56 per share)	—	—	(40,122)	—	—	(40,122)
Balance at June 30, 2021	71,742	$1,664,953	$642,018	$97,109	$(70,834)	$2,333,246

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount
For the Three Months Ended June 30, 2020	(in thousands except per share amounts)
Balance at April 1, 2020	71,575	$1,651,399	$495,830	$137,207	$(70,834)	$2,213,602
Net income	—	—	36,582	—	—	36,582
Other comprehensive income	—	—	—	43,870	—	43,870
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - RSAs and RSUs, net of canceled awards	12	2,737	—	—	—	2,737
Purchase and retirement of common stock	(1)	(8)	—	—	—	(8)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,029)	—	—	(20,029)
Balance at June 30, 2020	71,586	$1,654,129	$512,383	$181,077	$(70,834)	$2,276,755
For the Six Months Ended June 30, 2020
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	(2,457)	—	—	(2,457)
Net income	—	—	51,210	—	—	51,210
Other comprehensive income	—	—	—	140,710	—	140,710
Issuance of common stock - employee stock purchase plan	26	945	—	—	—	945
Activity in deferred compensation plan	—	4	—	—	—	4
Issuance of common stock - RSAs and RSUs, net of canceled awards	234	4,909	—	—	—	4,909
Purchase and retirement of common stock	(67)	(2,482)	—	—	—	(2,482)
Cash dividends declared on common stock ($0.78 per share)	—	—	(56,046)	—	—	(56,046)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at June 30, 2020	71,586	$1,654,129	$512,383	$181,077	$(70,834)	$2,276,755

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash Flows From Operating Activities
Net income	$106,892	$51,210
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for credit losses	(6,300)	75,000
Stock-based compensation expense	6,936	4,909
Depreciation, amortization and accretion	7,056	10,382
Investment securities gain, net	(314)	(16,674)
Net realized gain on sale of premises and equipment, loans held for investment and OPPO	(279)	(705)
Net realized loss on sale and valuation adjustments of OREO	40	18
Gain on bank owned life insurance death benefit	(209)	—
Originations of loans held for sale	(195,632)	(217,017)
Proceeds from sales of loans held for sale	208,789	205,932
Change in fair value of loans held for sale	145	—
Net change in:
Interest receivable	2,484	(12,310)
Interest payable	(49)	(219)
Other assets	12,583	(93,919)
Other liabilities	(14,700)	76,500
Net cash provided by operating activities	127,442	83,107
Cash Flows From Investing Activities
Loans originated, net of principal collected	(177,399)	(1,026,250)
Purchases of:
Debt securities available for sale	(1,527,512)	(259,236)
Debt securities held to maturity	(22,915)	—
Loans held for investment	(74,383)	—
Premises and equipment	(3,087)	(4,490)
FHLB stock	—	(53,240)
Proceeds from:
Sales of debt securities available for sale	26,914	194,105
Sales of equity securities	—	3,000
Principal repayments and maturities of debt securities available for sale	385,408	265,072
Principal repayments and maturities of debt securities held to maturity	8,711	—
Sales of premises and equipment and loans held for investment	4,296	932
Redemption of FHLB stock	—	85,080
Sales of OREO and OPPO	132	353
Bank owned life insurance death benefit	671	1,050
Net cash used in investing activities	(1,379,164)	(793,624)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash Flows From Financing Activities
Net increase in deposits	1,475,570	2,446,782
Net decrease in sweep repurchase agreements	(2,865)	(12,958)
Proceeds from:
FHLB advances	10	1,331,000
FRB borrowings	—	222,010
Other borrowings	—	9,222
Employee stock purchase plan	1,098	945
Payments for:
Repayment of FHLB advances	(10)	(2,127,000)
Repayment of FRB borrowings	—	(222,010)
Repayment of other borrowings	—	(9,222)
Common stock dividends	(40,244)	(55,750)
Purchase of treasury stock	—	(20,000)
Purchase and retirement of common stock	(4,071)	(2,482)
Net cash provided by financing activities	1,429,488	1,560,537
Increase in cash and cash equivalents	177,766	850,020
Cash and cash equivalents at beginning of period	653,766	247,673
Cash and cash equivalents at end of period	$831,532	$1,097,693
Supplemental Information:
Interest paid	$4,082	$13,075
Income taxes paid, net of refunds	$28,474	$21,501
Non-cash investing and financing activities
Transfer of debt securities available for sale to debt securities held to maturity	$2,012,123	$—
Loans transferred to OREO	$—	$558
Premises and equipment expenditures incurred but not yet paid	$—	$9
Change in dividends payable on unvested shares included in other liabilities	$(122)	$296

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results to be anticipated for the year ending December 31, 2021. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2020 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2020 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2020 Form 10-K disclosure for the year ended December 31, 2020.
Reclassifications
Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to the current presentation. Specifically, amounts related to software expense, which prior to January 1, 2021 had historically been included in “Other” noninterest expense, have been combined with data processing expense in the row titled “Data processing and software” in the Consolidated Statements of Income. The reclassifications have no effect on net income or shareholders’ equity as previously reported.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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
Recently Issued Accounting Standards, Not Yet Adopted
There are no recently issued accounting standards that are applicable to the Company and not yet adopted.
3.Securities
During the second quarter of 2021, the Company transferred, at fair value, $2.01 billion of U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations from the available for sale classification to the held to maturity classification. The net unrealized after tax gain of $15.5 million remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,671,827	$74,715	$(9,342)	$2,737,200
Other asset-backed securities	429,983	6,307	(3,976)	432,314
State and municipal securities	748,224	18,294	(2,458)	764,060
U.S. government agency and government-sponsored enterprise securities	253,162	4,663	(1,333)	256,492
Total available for sale	$4,103,196	$103,979	$(17,109)	$4,190,066
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,024,715	$9,586	$(1,321)	$2,032,980
Total held to maturity	$2,024,715	$9,586	$(1,321)	$2,032,980

December 31, 2020
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,640,351	$178,579	$(4,543)	$3,814,387
Other asset-backed securities	349,904	9,651	(2,076)	357,479
State and municipal securities	729,066	25,098	(592)	753,572
U.S. government agency and government-sponsored enterprise securities	278,208	6,545	(57)	284,696
Total available for sale	$4,997,529	$219,873	$(7,268)	$5,210,134
There was no allowance for credit losses on both available for sale securities and held to maturity securities as of June 30, 2021 and December 31, 2020. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three and six months ended June 30, 2021 and 2020.
Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At June 30, 2021 and December 31, 2020, accrued interest receivable for securities available for sale was $15.1 million and $17.1 million, respectively. Accrued interest for securities held to maturity was $4.2 million at June 30, 2021. There was no accrued interest receivable related to securities held to maturity at December 31, 2020, as the Company did not have held to maturity securities at that date. The Company does not measure an allowance for credit losses for accrued interest receivable.
The following table provides the proceeds and both gross realized gains and losses on sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Proceeds from sales of debt securities available for sale	$26,914	$—	$26,914	$194,105

Gross realized gains from sales of debt securities available for sale	$751	$—	$751	$435
Gross realized losses from sales of debt securities available for sale	(437)	—	(437)	(186)
Other securities gains (1)	—	16,425	—	16,425
Investment securities gains, net	$314	$16,425	$314	$16,674
__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares. For additional information, please see Note 13.
The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Gains recognized during the period on equity securities (1)	$—	$16,425	$—	$16,425
Less: Gains recognized during the period on equity securities sold during the period (1)	—	(3,000)	—	(3,000)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1)	$—	$13,425	$—	$13,425
__________
(1) Visa Class B restricted stock owned by the Company was carried at a zero-cost basis prior to June 2020 due to existing transfer restrictions and uncertainty regarding the outcome of Visa’s litigation that must be settled before the Visa Class B restricted shares may be converted into publicly traded Visa Class A common shares. The sale of shares by the Company of Visa Class B restricted shares during the three months ended June 30, 2020 resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining shares of Visa Class B restricted shares upward to this observable market price.

The scheduled contractual maturities of debt securities at the period presented below are as follows:

	June 30, 2021
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$57,266	$57,900	$—	$—
Due after one year through five years	751,065	779,527	26,224	26,163
Due after five years through ten years	1,531,719	1,578,489	1,241,524	1,248,569
Due after ten years	1,763,146	1,774,150	756,967	758,248
Total debt securities	$4,103,196	$4,190,066	$2,024,715	$2,032,980

The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

June 30, 2021
(in thousands)
To secure public funds	$492,636
To secure borrowings	100,289
Other securities pledged	187,276
Total securities pledged as collateral	$780,201
The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$807,523	$(8,956)	$23,308	$(386)	$830,831	$(9,342)
Other asset-backed securities	232,155	(3,976)	55	—	232,210	(3,976)
State and municipal securities	223,105	(2,443)	1,647	(15)	224,752	(2,458)
U.S. government agency and government-sponsored enterprise securities	150,218	(1,332)	—	(1)	150,218	(1,333)
Total	$1,413,001	$(16,707)	$25,010	$(402)	$1,438,011	$(17,109)
December 31, 2020
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$575,329	$(3,728)	$18,527	$(815)	$593,856	$(4,543)
Other asset-backed securities	143,764	(2,076)	70	—	143,834	(2,076)
State and municipal securities	86,471	(592)	—	—	86,471	(592)
U.S. government agency and government-sponsored enterprise securities	74,943	(57)	—	—	74,943	(57)
Total	$880,507	$(6,453)	$18,597	$(815)	$899,104	$(7,268)

Debt securities available for sale
At June 30, 2021, there were 77 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2021.
At June 30, 2021, there were 18 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2021.
At June 30, 2021, there were 66 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2021, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2021.
At June 30, 2021, there were nine U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2021.
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
During the second quarter of 2020, the Company sold 17,360 shares of Visa Class B restricted stock, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At June 30, 2021, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.

4.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,101,071	$4,062,313
Commercial business	3,738,288	3,597,968
Agriculture	797,580	779,627
Construction	300,303	268,663
Consumer loans:
One-to-four family residential real estate	724,151	683,570
Other consumer	31,723	35,519
Total loans	9,693,116	9,427,660
Less: Allowance for credit losses	(142,988)	(149,140)
Total loans, net	$9,550,128	$9,278,520
At June 30, 2021 and December 31, 2020, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At June 30, 2021 and December 31, 2020, $3.56 billion and $3.46 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances and additional borrowing capacity. The Company has also pledged $200.3 million and $200.4 million of commercial loans to the FRB for additional borrowing capacity at June 30, 2021 and December 31, 2020, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At June 30, 2021 and December 31, 2020, accrued interest receivable for loans was $33.1 million and $37.8 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio at the dates presented:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
June 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,089,659	$8,244	$149	$—	$8,393	$3,019	$4,101,071
Commercial business	3,724,202	2,351	990	—	3,341	10,745	3,738,288
Agriculture	785,071	2,537	938	—	3,475	9,034	797,580
Construction	300,303	—	—	—	—	—	300,303
Consumer loans:
One-to-four family residential real estate	720,854	775	1,343	—	2,118	1,179	724,151
Other consumer	31,658	20	1	—	21	44	31,723
Total	$9,651,747	$13,927	$3,421	$—	$17,348	$24,021	$9,693,116

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans
December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,037,309	$17,292	$—	—	$17,292	$7,712	$4,062,313
Commercial business	3,578,905	1,282	4,559	—	5,841	13,222	3,597,968
Agriculture	767,102	911	—	—	911	11,614	779,627
Construction	268,304	—	142	—	142	217	268,663
Consumer loans:
One-to-four family residential real estate	677,627	2,283	1,659	—	3,942	2,001	683,570
Other consumer	35,450	24	5	—	29	40	35,519
Total	$9,364,697	$21,792	$6,365	$—	$28,157	$34,806	$9,427,660
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

The following table summarizes written-off interest on nonaccrual loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Commercial loans	$212	$665	$424	$1,448
Consumer loans	2	8	9	13
Total	$214	$673	$433	$1,461
The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL for the periods indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Commercial loans:
Commercial real estate	$942	$6,393
Commercial business	6,125	6,382
Agriculture	6,744	8,136
Total	$13,811	$20,911
The following is an analysis of loans classified as TDR for the periods indicated:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial business	4	$1,757	$1,757	4	$1,690	$1,690
Consumer loans:
One-to-four family residential real estate	—	—	—	1	128	128
Total	4	$1,757	$1,757	5	$1,818	$1,818

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial loans:
Commercial real estate	1	$628	$628	—	$—	$—
Commercial business	11	2,600	2,600	6	1,962	1,962
Agriculture	—	—	—	1	895	895
Consumer loans:
One-to-four family residential real estate	2	140	140	2	196	196
Total	14	$3,368	$3,368	9	$3,053	$3,053

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
The Company had commitments to lend $988 thousand of additional funds on loans classified as TDR as of June 30, 2021. The Company had $651 thousand of such commitments at December 31, 2020. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the three months and six months ended June 30, 2021 and 2020.
Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. At June 30, 2021, the Company had 10 short–term deferments on $40.7 million of loans, gross of unearned income. These short–term deferments are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs and applicable employment levels are maintained in accordance with the requirements of the amended PPP. At June 30, 2021, we had $691.9 million of PPP loans outstanding, which are included in commercial business loans.
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
The following tables show a detailed analysis of the ACL for the periods indicated:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Three Months Ended June 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$57,050	$(316)	$16	$(3,500)	$53,250
Commercial business	58,405	(971)	874	(754)	57,554
Agriculture	9,487	(122)	5	(1,450)	7,920
Construction	6,551	—	521	(513)	6,559
Consumer loans:
One-to-four family residential real estate	15,638	(146)	503	524	16,519
Other consumer	1,163	(385)	215	193	1,186
Total	$148,294	$(1,940)	$2,134	$(5,500)	$142,988

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Six Months Ended June 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$68,934	$(316)	$52	$(15,420)	$53,250
Commercial business	45,250	(4,310)	4,088	12,526	57,554
Agriculture	9,052	(122)	17	(1,027)	7,920
Construction	7,636	—	567	(1,644)	6,559
Consumer loans:
One-to-four family residential real estate	16,875	(146)	554	(764)	16,519
Other consumer	1,393	(512)	276	29	1,186
Total	$149,140	$(5,406)	$5,554	$(6,300)	$142,988

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Three Months Ended June 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$37,122	$—	$13	$13,098	$50,233
Commercial business	45,570	(5,442)	811	12,247	53,186
Agriculture	11,085	—	1	3,782	14,868
Construction	8,845	—	235	(1,127)	7,953
Consumer loans:
One-to-four family residential real estate	17,659	—	422	5,630	23,711
Other consumer	1,644	(198)	130	19	1,595
Unallocated	149	—	—	(149)	—
Total	$122,074	$(5,640)	$1,612	$33,500	$151,546

	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
Six Months Ended June 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$(101)	$27	$22,434	$50,233
Commercial business	30,292	762	(7,126)	1,671	27,587	53,186
Agriculture	15,835	(9,325)	(4,726)	42	13,042	14,868
Construction	8,571	(1,750)	—	677	455	7,953
Consumer loans:
One-to-four family residential real estate	7,435	4,237	(10)	704	11,345	23,711
Other consumer	883	778	(466)	254	146	1,595
Unallocated	612	(603)	—	—	(9)	—
Total	83,968	1,632	(12,429)	3,375	75,000	151,546
The $6.2 million decrease in the ACL at June 30, 2021 compared to the ACL at December 31, 2020 was primarily due to a slight improvement in the economic outlook, which remains impacted by the COVID-19 pandemic and its impact on our borrowers. Specifically regarding the forecast used in the June 30, 2021 estimate, management expects the forecasted national unemployment rate to return to pre-pandemic levels in 2023. Additionally, the commercial real estate index decline is expected to continue through 2021, followed by a slight increase in 2022. The home price index is projected to moderate over the forecast period and real GDP growth is projected to continue to be above average during this time. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at June 30, 2021 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Beginning balance	$9,800	$6,000	$8,300	$3,430
Impact of adopting ASC 326	—	—	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	200	2,800	1,700	3,800
Ending balance	$10,000	$8,800	$10,000	$8,800
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

The following is an analysis of the credit quality of our loan portfolio as of the periods indicated:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total (1)
June 30, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$389,826	$648,251	$584,280	$443,700	$452,989	$1,163,730	$57,550	$2,775	$3,743,101
Special mention	1,875	10,168	58,636	21,408	26,722	60,889	—	2,195	181,893
Substandard	507	3,917	43,600	10,882	28,362	87,655	1,154	—	176,077
Total commercial real estate	$392,208	$662,336	$686,516	$475,990	$508,073	$1,312,274	$58,704	$4,970	$4,101,071
Commercial business
Pass	$881,501	$585,999	$325,418	$245,432	$163,134	$316,525	$980,429	$16,876	$3,515,314
Special mention	—	1,243	8,311	6,293	4,955	990	43,386	251	65,429
Substandard	336	5,808	24,959	29,854	22,175	31,814	41,282	1,317	157,545
Total commercial business	$881,837	$593,050	$358,688	$281,579	$190,264	$349,329	$1,065,097	$18,444	$3,738,288
Agriculture
Pass	$97,908	$95,853	$82,533	$37,066	$54,739	$102,476	$259,260	$1,744	$731,579
Special mention	109	4,593	738	325	64	—	4,526	—	10,355
Substandard	—	6,343	10,045	1,643	3,862	2,529	30,317	907	55,646
Total agriculture	$98,017	$106,789	$93,316	$39,034	$58,665	$105,005	$294,103	$2,651	$797,580
Construction
Pass	$115,216	$101,292	$19,352	$6,699	$3,448	$4,897	$30,302	$304	$281,510
Substandard	—	—	18,739	—	—	54	—	—	18,793
Total construction	$115,216	$101,292	$38,091	$6,699	$3,448	$4,951	$30,302	$304	$300,303
Consumer loans:
One-to-four family residential real estate
Pass	$130,355	$146,145	$58,921	$49,106	$23,838	$81,118	$227,230	$622	$717,335
Special mention	—	2,350	—	—	314	—	—	—	2,664
Substandard	—	81	1,201	239	172	2,132	172	155	4,152
Total one-to-four family real estate	$130,355	$148,576	$60,122	$49,345	$24,324	$83,250	$227,402	$777	$724,151
Other consumer
Pass	$4,289	$3,294	$2,270	$1,789	$671	$1,122	$18,006	$192	$31,633
Substandard	—	25	38	—	2	2	23	—	90
Total consumer	$4,289	$3,319	$2,308	$1,789	$673	$1,124	$18,029	$192	$31,723
Total	$1,621,922	$1,615,362	$1,239,041	$854,436	$785,447	$1,855,933	$1,693,637	$27,338	$9,693,116
Less:
Allowance for credit losses									142,988
Loans, net									$9,550,128
__________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total
December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$674,444	$645,328	$478,881	$502,112	$408,972	$946,980	$52,049	$11,332	$3,720,098
Special mention	3,348	39,374	21,285	30,232	46,197	50,115	5	2,139	192,695
Substandard	2,916	24,860	13,571	15,652	43,735	41,138	3,389	4,259	149,520
Total commercial real estate	$680,708	$709,562	$513,737	$547,996	$498,904	$1,038,233	$55,443	$17,730	$4,062,313
Commercial business
Pass	$1,087,400	$366,435	$324,360	$199,010	$218,313	$214,677	$1,000,725	$11,540	$3,422,460
Special mention	3,002	26,361	8,471	24,582	7,004	10,650	22,426	—	102,496
Substandard	3,625	7,376	11,061	5,905	6,396	3,743	32,134	2,772	73,012
Total commercial business	$1,094,027	$400,172	$343,892	$229,497	$231,713	$229,070	$1,055,285	$14,312	$3,597,968
Agriculture
Pass	$142,163	$90,612	$44,434	$58,366	$58,893	$59,396	$244,135	$9,299	$707,298
Special mention	—	90	285	33	—	—	85	13	506
Substandard	5,193	12,480	5,868	4,258	284	3,502	38,780	1,458	71,823
Total agriculture	$147,356	$103,182	$50,587	$62,657	$59,177	$62,898	$283,000	$10,770	$779,627
Construction
Pass	$134,693	$66,974	$10,066	$3,498	$763	$1,805	$29,323	$3,753	$250,875
Substandard	—	17,732	—	—	—	56	—	—	17,788
Total construction	$134,693	$84,706	$10,066	$3,498	$763	$1,861	$29,323	$3,753	$268,663
Consumer loans:
One-to-four family real estate
Pass	$161,021	$77,756	$62,696	$29,737	$20,889	$78,098	$243,325	$3,655	$677,177
Special mention	—	—	332	—	—	195	—	—	527
Substandard	—	849	227	1,166	344	1,968	1,005	307	5,866
Total one-to-four family real estate	$161,021	$78,605	$63,255	$30,903	$21,233	$80,261	$244,330	$3,962	$683,570
Other consumer
Pass	$5,548	$3,109	$3,886	$989	$244	$1,060	$19,911	$474	$35,221
Substandard	30	—	—	5	—	170	53	40	298
Total consumer	$5,578	$3,109	$3,886	$994	$244	$1,230	$19,964	$514	$35,519
Total	$2,223,383	$1,379,336	$985,423	$875,545	$812,034	$1,413,553	$1,687,345	$51,041	$9,427,660
Less:
Allowance for credit losses									149,140
Loans, net									$9,278,520

6.Other Real Estate Owned
The following tables set forth activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$521	$510	$553	$552
Transfers in	—	558	—	558
Valuation adjustments	(140)	—	(140)	—
Proceeds from sale of OREO property	—	(303)	(132)	(345)
Gain (loss) on sale of OREO, net	—	(18)	100	(18)
Balance, end of period	$381	$747	$381	$747
At June 30, 2021, there were no foreclosed residential real estate properties held as OREO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $166 thousand.
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473	105,473	105,473
Accumulated amortization at beginning of period	(81,582)	(73,244)	(79,658)	(70,934)
CDI, net at beginning of period	23,891	32,229	25,815	34,539
CDI current period amortization	(1,852)	(2,210)	(3,776)	(4,520)
Total CDI, net at end of period	22,039	30,019	22,039	30,019
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	22,958	30,938	22,958	30,938
Total goodwill and other intangible assets at end of period	$788,800	$796,780	$788,800	$796,780

The following table provides the estimated future amortization expense of our CDI for the remaining six months ending December 31, 2021 and the succeeding four years:

Year ending December 31,
(in thousands)
2021	$3,488
2022	5,880
2023	4,552
2024	3,432
2025	2,415
8. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank, for which the term was extended through May 26, 2022 as a result of an amendment executed during the second quarter of 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. There was no outstanding balance at both June 30, 2021 and December 31, 2020. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2021.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2021 and 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2021 and December 31, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $26.9 million and $31.9 million, respectively, and forward sales commitments of $21.5 million and $26.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2021 and December 31, 2020 was $605.1 million and $597.9 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet as of the dates presented:

	Asset Derivatives				Liability Derivatives
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$585	Other assets	$1,096	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$—	Other assets	$—	Other liabilities	$23	Other liabilities	$165
Interest rate swap contracts	Other assets	$32,546	Other assets	$46,184	Other liabilities	$32,853	Other liabilities	$46,637
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
	(in thousands)
Interest rate collar	$—	$3,402	Interest income	$2,602	$2,190

	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020

Interest rate collar	$—	$26,825	Interest income	$5,178	$3,130
In January 2019, the Company entered into a $500.0 million notional interest rate collar with a five-year term. In October 2020, the collar was terminated and resulted in a $34.4 million realized gain that was recorded in accumulated other comprehensive income, net of deferred income taxes. The gain will amortize through February 2024 into interest income. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest rate lock commitments	$(340)	$—	$(511)	$—
Interest rate forward loan sales contracts	(527)	—	143	—
Interest rate swap contracts	(40)	(473)	72	(473)
Total derivative gains (losses)	$(907)	$(473)	$(296)	$(473)
The gains and losses on the Company’s mortgage banking derivatives are included in loan revenue. Mark-to-market gains and losses on the Company’s interest rate swap contracts are recorded to “Other” noninterest expense.
The Company is party to interest rate swap contracts and repurchase agreements that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty.
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount
June 30, 2021	(in thousands)
Assets
Interest rate swap contracts	$32,546	$—	$32,546	$(430)	$32,116
Liabilities
Interest rate swap contracts	$32,853	$—	$32,853	$(30,167)	$2,686
Repurchase agreements	$70,994	$—	$70,994	$(70,994)	$—

December 31, 2020
Assets
Interest rate swap contracts	$46,184	$—	$46,184	$—	$46,184
Liabilities
Interest rate swap contracts	$46,637	$—	$46,637	$(46,637)	$—
Repurchase agreements	$73,859	$—	$73,859	$(73,859)	$—
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
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2021	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$70,994	$—	$—	$—	$70,994
Gross amount of recognized liabilities for repurchase agreements					70,994
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $71.0 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
10.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2021 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At June 30, 2021 and December 31, 2020, the Company’s loan commitments amounted to $3.04 billion and $2.80 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $24.7 million and $29.9 million at June 30, 2021 and December 31, 2020, respectively.
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
11.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 28, 2021	$0.28	February 10, 2021	February 24, 2021
April 29, 2021	$0.28	May 12, 2021	May 26, 2021
Subsequent to quarter end, on July 29, 2021, the Company declared a regular quarterly cash dividend of $0.28 per common share payable on August 25, 2021 to shareholders of record at the close of business on August 11, 2021.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
For the three and six months ended June 30, 2021, the Company did not purchase any common shares under the share repurchase program.

12.Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)
Three Months Ended June 30, 2021	(in thousands)
Beginning balance	$60,569	$(5,718)	$22,877	$77,728
Other comprehensive income (loss) before reclassifications	21,850	—	—	21,850
Amounts reclassified from accumulated other comprehensive income (2)	(586)	115	(1,998)	(2,469)
Net current-period other comprehensive income (loss)	21,264	115	(1,998)	19,381
Ending balance	$81,833	$(5,603)	$20,879	$97,109
Three Months Ended June 30, 2020
Beginning balance	$112,543	$(3,894)	$28,558	$137,207
Other comprehensive income before reclassifications	42,860	—	2,611	45,471
Amounts reclassified from accumulated other comprehensive income (2)	—	79	(1,680)	(1,601)
Net current-period other comprehensive income	42,860	79	931	43,870
Ending balance	$155,403	$(3,815)	$29,489	$181,077
Six Months Ended June 30, 2021
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive income (loss) before reclassifications	(80,755)	—	—	(80,755)
Amounts reclassified from accumulated other comprehensive income (2)	(586)	230	(3,975)	(4,331)
Net current-period other comprehensive income (loss)	(81,341)	230	(3,975)	(85,086)
Ending balance	$81,833	$(5,603)	$20,879	$97,109
Six Months Ended June 30, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income before reclassifications	122,556	—	20,588	143,144
Amounts reclassified from accumulated other comprehensive income (2)	(191)	159	(2,402)	(2,434)
Net current-period other comprehensive income	122,365	159	18,186	140,710
Ending balance	$155,403	$(3,815)	$29,489	$181,077
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the periods indicated:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2021	2020	2021	2020	Statement of Income
	(in thousands)
Unrealized gains on available for sale debt securities	$314	$—	$314	$249	Investment securities gains, net
Amortization of unrealized gains related to securities transfer	450	—	450	—	Loan interest income
	764	—	764	249	Total before tax
	(178)	—	(178)	(58)	Income tax provision
	$586	$—	$586	$191	Net of tax

Amortization of pension plan liability actuarial losses	$(149)	$(103)	$(299)	$(207)	Compensation and employee benefits
	(149)	(103)	(299)	(207)	Total before tax
	34	24	69	48	Income tax provision
	$(115)	$(79)	$(230)	$(159)	Net of tax

Unrealized gains from hedging instruments	$2,602	$2,190	$5,178	$3,130	Loans
	2,602	2,190	5,178	3,130	Total before tax
	(604)	(510)	(1,203)	(728)	Income tax provision
	$1,998	$1,680	$3,975	$2,402	Net of tax
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
Fair values are determined as follows:
Debt securities at fair value are priced using a combination of market activity, industry recognized information sources, yield curves, discounted cash flow models and other factors. These fair value calculations are considered a Level 2 input method under the provisions of the Fair Value Measurements and Disclosures topic of the FASB ASC for all debt securities.
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at the dates presented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
June 30, 2021	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,737,200	$—	$2,737,200	$—
Other asset-backed securities	432,314	—	432,314	—
State and municipal securities	764,060	—	764,060	—
U.S. government agency and government-sponsored enterprise securities	256,492	—	256,492	—
Total debt securities available for sale	$4,190,066	$—	$4,190,066	$—
Loans held for sale	$14,413	$—	$14,413	$—
Other assets:
Interest rate lock commitments	$585	$—	$—	$585
Interest rate contracts	$32,546	$—	$32,546	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$23	$—	$23	$—
Interest rate contracts	$32,853	$—	$32,853	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
December 31, 2020	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,814,387	$—	$3,814,387	$—
Other asset-backed securities	357,479	—	357,479	—
State and municipal securities	753,572	—	753,572	—
U.S. government agency and government-sponsored enterprise securities	284,696	—	284,696	—
Total debt securities available for sale	$5,210,134	$—	$5,210,134	$—
Loans held for sale	$14,760	$—	$14,760	$—
Other assets:
Interest rate lock commitments	$1,096	$—	$—	$1,096
Interest rate contracts	$46,184	$—	$46,184	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$165	$—	$165	$—
Interest rate contracts	$46,637	$—	$46,637	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates presented:

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(dollars in thousands)
Interest rate lock commitments	$585	Internal pricing model	Pull-through rate	78.50% - 98.53% (88.89%)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance at the beginning of the period	$925	$—	$1,096	$—
Change included in earnings	2,134	—	3,844	—
Settlements	(2,474)	—	(4,355)	—
Balance at the end of the period	$585	$—	$585	$—
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
Equity securities without readily determinable fair value - The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Our equity securities without readily determinable fair values consist of 77,683 Visa Class B shares. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. For additional information, please see Note 3 of this report.
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

The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of June 30, 2021, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity securities without readily determinable fair values	(in thousands)
Carrying value, beginning of period	$13,425	$—	$13,425	$—
Upward carrying value changes	—	13,425	—	13,425
Carrying value, end of period	$13,425	$13,425	$13,425	$13,425
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at June 30, 2021	Fair Value Measurements at Reporting Date Using			Losses During the Three Months Ended June 30, 2021	Losses During the Six Months Ended June 30, 2021
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$4,331	$—	$—	$4,331	$383	$383
OREO	$375	$—	$—	$375	$140	$140

	Fair Value at June 30, 2020	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended June 30, 2020	Gains (Losses) During the Six Months Ended June 30, 2020
		Level 1	Level 2	Level 3
	(in thousands)
Collateral dependent loans	$7,976	$—	$—	$7,976	$(6,946)	$(7,745)
Equity securities	$13,425	$—	$—	$13,425	$13,425	$13,425

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

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$4,331	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 31.00% (3.67%)
__________
(1) Discount applied to appraised value or stated value (in the case of fixed and intangible assets).
(2) Collateral consists of intangible assets, fixed assets and real estate.

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
	(dollars in thousands)
Collateral dependent loans (2)	$7,976	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (56.22%)
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at the dates presented:

	June 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$218,649	$218,649	$218,649	$—	$—
Interest-earning deposits with banks	612,883	612,883	612,883	—	—
Debt securities available for sale	4,190,066	4,190,066	—	4,190,066	—
Debt securities held to maturity	2,024,715	2,032,980	—	2,032,980	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	13,179	13,179	—	13,179	—
Loans	9,550,128	9,955,668	—	—	9,955,668
Interest rate contracts	32,546	32,546	—	32,546	—
Interest rate lock commitments	585	585	—	—	585
Liabilities
Time deposits	$327,882	$326,735	$—	$326,735	$—
FHLB advances	7,386	8,878	—	8,878	—
Repurchase agreements	70,994	70,994	—	70,994	—
Subordinated debentures	35,000	35,171	—	35,171	—
Interest rate contracts	32,853	32,853	—	32,853	—
Interest rate forward loan sales contracts	23	23	—	23	—

	December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and due from banks	$218,899	$218,899	$218,899	$—	$—
Interest-earning deposits with banks	434,867	434,867	434,867	—	—
Debt securities available for sale	5,210,134	5,210,134	—	5,210,134	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	26,481	26,481	—	26,481	—
Loans	9,278,520	9,720,592	—	—	9,720,592
Interest rate contracts	46,184	46,184	—	46,184	—
Interest rate lock commitments	1,096	1,096	—	—	1,096
Liabilities
Time deposits	$338,845	$338,815	$—	$338,815	$—
FHLB advances and FRB borrowings	7,414	9,295	—	9,295	—
Repurchase agreements	73,859	73,859	—	73,859	—
Subordinated debentures	35,092	35,414	—	35,414	—
Interest rate contracts	46,637	46,637	—	46,637	—
Interest rate forward loan sales contracts	165	165	—	165	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of the dates presented:

June 30, 2021			December 31, 2020
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
(in thousands)
$14,413	$14,050	$363	$14,760	$14,252	$508
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the three and six months ended June 30, 2021, the Company recorded net decreases in fair value of $57 thousand and $145 thousand, respectively, representing the change in fair value reflected in earnings. For the three and six months ended June 30, 2020, there were no such loans held for sale under the mandatory delivery method. At June 30, 2021 and December 31, 2020, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
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
The following table sets forth the computation of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands except per share amounts)
Basic EPS:
Net income	$55,039	$36,582	$106,892	$51,210
Less: Earnings allocated to participating securities:
Nonvested restricted shares	70	139	227	325
Earnings allocated to common shareholders	$54,969	$36,443	$106,665	$50,885
Weighted average common shares outstanding	70,987	70,679	70,924	70,942
Basic earnings per common share	$0.77	$0.52	$1.50	$0.72
Diluted EPS:
Earnings allocated to common shareholders	$54,969	$36,443	$106,665	$50,885
Weighted average common shares outstanding	70,987	70,679	70,924	70,942
Dilutive effect of equity awards	177	32	155	39
Weighted average diluted common shares outstanding	71,164	70,711	71,079	70,981
Diluted earnings per common share	$0.77	$0.52	$1.50	$0.72
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	248	571	158	450

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

Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$6,701	$6,092	$13,059	$13,880
Card revenue	4,773	3,079	8,506	6,597
Financial services and trust revenue	4,245	3,163	7,626	6,228
Total revenue from contracts with customers	15,719	12,334	29,191	26,705
Other sources of noninterest income	7,011	24,925	16,705	31,761
Total noninterest income	$22,730	$37,259	$45,896	$58,466
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
•the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the pending acquisition of Bank of Commerce Holdings (“Bank of Commerce”)) and infrastructure may not be realized;
•the ability to complete the proposed acquisition of Bank of Commerce in a timely manner or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all, or to complete future acquisitions;
•the ability to successfully integrate Bank of Commerce if the acquisition is completed, or to integrate future acquired entities;
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
RESULTS OF OPERATIONS
Our results of operations are dependent to a large degree on our net interest income. We also generate noninterest income from our broad range of products and services including treasury management, wealth management and debit and credit cards. Our operating expenses consist primarily of compensation and employee benefits, occupancy, data processing and software and legal and professional fees. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the second quarter of $55.0 million or $0.77 per diluted common share, compared to $36.6 million or $0.52 per diluted common share for the second quarter of 2020. Net interest income for the three months ended June 30, 2021 was $125.5 million, an increase of $3.6 million from the prior year period. The increase was primarily a result of an increase in interest income from securities and a reduction in interest expense on FHLB advances and deposits, partially offset by a decline in interest income on loans.
The provision for credit losses for the second quarter of 2021 was a recapture of $5.5 million compared to a provision of $33.5 million for the second quarter of 2020. The decrease in provision expense for the second quarter of 2021 compared to the second quarter of 2020 was principally the result of an improved economic forecast as the second quarter of 2020 was at the beginning of the COVID-19 pandemic and the economy is now recovering from the COVID-19 pandemic.
Noninterest income for the current quarter was $22.7 million, a decrease of $14.5 million from the prior year period. The decrease was principally due to the prior year period including a $16.4 million gain from the sale and upward adjustment to the carrying value of the Visa Class B restricted shares to the market price, partially offset by an increase in card revenue.
Total noninterest expense for the quarter ended June 30, 2021 was $84.1 million, an increase of $3.3 million from the prior year period. This increase was primarily driven by higher compensation and employee benefits expense partially offset by a decrease in other noninterest expense.
Comparison of current year-to-date to prior year period
The Company reported net income for the six months ended June 30, 2021 of $106.9 million or $1.50 per diluted common share, compared to $51.2 million or $0.72 per diluted common share for the same period in 2020. Net interest income for the six months ended June 30, 2021 was $249.5 million, an increase of $5.2 million from the prior year period. The drivers for the first six months of 2021 were similar to the drivers for the quarterly comparison above. The increase was primarily a result of an increase in interest income from securities and a reduction in interest expense on FHLB advances and deposits, partially offset by a decline in interest income from loans.

The provision for credit losses for the six months ended June 30, 2021 was a recapture of $6.3 million compared to a provision of $75.0 million for the first six months of 2020. The decrease in the provision for the first six months of 2021 compared to the same period in 2020 was due to an improved economic forecast as the second quarter of 2020 was at the beginning of the COVID-19 pandemic and the economy is now recovering from the COVID-19 pandemic.
Noninterest income for the six months ended June 30, 2021 was $45.9 million, a decrease of $12.6 million from the prior year period. The decrease was primarily due to the prior year period including a $16.4 million gain from the sale and upward adjustment to the carrying value of the Visa Class B restricted shares to the market price, partially offset by an increase in card revenue.
For the six months ended June 30, 2021, noninterest expense was $167.7 million, an increase of $2.6 million from $165.1 million for the same period in 2020. The increase from the prior year period was most attributable to an increase in compensation and employee benefits expenses and regulatory premiums, partially offset by a decrease in other noninterest expense.

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2021			2020
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,664,169	$100,908	4.19%	$9,546,099	$106,737	4.50%
Taxable securities	5,291,380	24,750	1.88%	3,189,805	18,343	2.31%
Tax exempt securities (2)	623,458	3,577	2.30%	401,888	2,857	2.86%
Interest-earning deposits with banks	597,321	159	0.11%	519,927	136	0.11%
Total interest-earning assets	16,176,328	129,394	3.21%	13,657,719	128,073	3.77%
Other earning assets	244,181			234,019
Noninterest-earning assets	1,249,971			1,256,750
Total assets	$17,670,480			$15,148,488
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	3,632,383	692	0.08%	2,939,657	974	0.13%
Interest-bearing demand	1,546,247	286	0.07%	1,213,182	339	0.11%
Savings accounts	1,318,837	45	0.01%	976,785	38	0.02%
Interest-bearing public funds, other than certificates of deposit	702,967	245	0.14%	559,256	393	0.28%
Certificates of deposit	329,938	158	0.19%	348,227	350	0.40%
Total interest-bearing deposits	7,530,372	1,426	0.08%	6,037,107	2,094	0.14%
FHLB advances and FRB borrowings	7,395	72	3.91%	407,035	1,796	1.77%
Subordinated debentures	35,030	468	5.36%	35,207	468	5.35%
Other borrowings and interest-bearing liabilities	45,832	19	0.17%	34,663	23	0.27%
Total interest-bearing liabilities	7,618,629	1,985	0.10%	6,514,012	4,381	0.27%
Noninterest-bearing deposits	7,529,034			6,183,308
Other noninterest-bearing liabilities	210,038			196,819
Shareholders’ equity	2,312,779			2,254,349
Total liabilities & shareholders’ equity	$17,670,480			$15,148,488
Net interest income (tax equivalent)		$127,409			$123,692
Net interest margin (tax equivalent)			3.16%			3.64%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $6.4 million and $5.1 million for the three months ended June 30, 2021 and 2020, respectively. The incremental accretion income on acquired loans was $856 thousand and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million for both the three months ended June 30, 2021 and 2020. The tax equivalent yield adjustment to interest earned on tax exempt securities was $751 thousand and $600 thousand for the three months ended June 30, 2021 and 2020, respectively.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2021			2020
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate
	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,625,790	$202,385	4.24%	$9,180,927	$215,402	4.72%
Taxable securities	4,959,620	47,566	1.93%	3,199,458	39,431	2.48%
Tax exempt securities (2)	614,841	7,069	2.32%	405,673	5,771	2.86%
Interest-earning deposits with banks	599,689	311	0.10%	286,577	277	0.19%
Total interest-earning assets	15,799,940	$257,331	3.28%	13,072,635	$260,881	4.01%
Other earning assets	243,437			233,190
Noninterest-earning assets	1,239,855			1,266,235
Total assets	$17,283,232			$14,572,060
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	3,542,068	1,391	0.08%	2,786,794	2,702	0.19%
Interest-bearing demand	1,498,211	551	0.07%	1,169,436	823	0.14%
Savings accounts	1,270,403	85	0.01%	937,030	81	0.02%
Interest-bearing public funds, other than certificates of deposit	683,172	521	0.15%	457,328	1,296	0.57%
Certificates of deposit	333,111	363	0.22%	359,567	834	0.47%
Total interest-bearing deposits	7,326,965	2,911	0.08%	5,710,155	5,736	0.20%
FHLB advances and FRB borrowings	7,401	144	3.92%	658,072	6,025	1.84%
Subordinated debentures	35,051	936	5.39%	35,230	936	5.34%
Other borrowings and interest-bearing liabilities	49,740	42	0.17%	41,514	159	0.77%
Total interest-bearing liabilities	7,419,157	$4,033	0.11%	6,444,971	$12,856	0.40%
Noninterest-bearing deposits	7,311,385			5,711,242
Other noninterest-bearing liabilities	223,097			192,147
Shareholders’ equity	2,329,593			2,223,700
Total liabilities & shareholders’ equity	$17,283,232			$14,572,060
Net interest income (tax equivalent)		$253,298			$248,025
Net interest margin (tax equivalent)			3.23%			3.82%
__________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $14.7 million and $7.5 million for the six months ended June 30, 2021 and 2020, respectively. The incremental accretion income on acquired loans was $1.9 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.4 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $1.5 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30, 2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$1,306	$(7,135)	$(5,829)
Taxable securities	10,327	(3,920)	6,407
Tax exempt securities	1,350	(630)	720
Interest-earning deposits with banks	21	2	23
Interest income	$13,004	$(11,683)	$1,321
Interest Expense
Deposits:
Money market accounts	$194	$(476)	$(282)
Interest-bearing demand	79	(132)	(53)
Savings accounts	12	(5)	7
Interest-bearing public funds, other than certificates of deposit	84	(232)	(148)
Certificates of deposit	(17)	(175)	(192)
Total interest on deposits	352	(1,020)	(668)
FHLB advances and FRB borrowings	(2,723)	999	(1,724)
Other borrowings and interest-bearing liabilities	27	(31)	(4)
Interest expense	$(2,344)	$(52)	$(2,396)
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

	Six Months Ended June 30, 2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Total (1)
	(in thousands)
Interest Income
Loans, net	$10,092	$(23,109)	$(13,017)
Taxable securities	18,264	(10,129)	8,135
Tax exempt securities	2,560	(1,262)	1,298
Interest earning deposits with banks	203	(169)	34
Interest income	$31,119	$(34,669)	$(3,550)
Interest Expense
Deposits:
Money market accounts	596	(1,907)	(1,311)
Interest-bearing demand	190	(462)	(272)
Savings accounts	25	(21)	4
Interest-bearing public funds, other than certificates of deposit	452	(1,227)	(775)
Certificates of deposit	(57)	(414)	(471)
Total interest on deposits	1,206	(4,031)	(2,825)
FHLB advances and FRB borrowings	(9,089)	3,208	(5,881)
Other borrowings	40	(157)	(117)
Interest expense	$(7,843)	$(980)	$(8,823)
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of current quarter to prior year period
Net interest income for the second quarter of 2021 was $125.5 million, up from $121.9 million for the same quarter in 2020. The increase was mainly due to an increase in interest income from securities and a reduction in interest expense on FHLB advances and deposits, partially offset by a decrease in interest income for loans. The increase in interest income from securities was due to higher average balances. The decrease in interest expense was due to lower average balances of FHLB advances and lower rates on deposits. The decline in interest income from loans was mainly due to lower average rates.
The Company’s net interest margin (tax equivalent) decreased to 3.16% in the second quarter of 2021, from 3.64% for the prior year period. This decrease was driven by lower average rates on loans and securities as well as a higher ratio of taxable securities to our overall earning assets. The Company’s operating net interest margin (tax equivalent)1 decreased to 3.15% from 3.64% during the second quarter of 2020. The decrease was due to the items previously noted for the decrease in the net interest margin.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2021 was $249.5 million, relative to $244.3 million for the prior year period. The year-to-date comparison results were similar to the second quarter comparison results as deposit interest expense declined due to the lower rate environment while the decrease in interest expense on FHLB advances was due to lower average advance balances. The increase in interest income from securities was principally due to higher average balances. Partially offsetting these favorable changes to net interest income was a decline in interest income from loans due to the low rate environment.
1 Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis

The Company’s net interest margin (tax equivalent) decreased to 3.23% for the first six months of 2021, from 3.82% for the prior year period. As with the quarter comparison, the decrease in the Company’s net interest margin (tax equivalent) was driven by lower average rates on loans and securities as well as a higher ratio of taxable securities to our overall earning assets. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2021 was 3.22% compared to 3.82% for the six months ended June 30, 2020. The decrease was due to the items previously noted for the decrease in the net interest margin.
Provision for Credit Losses
Comparison of current quarter to prior year period
During the second quarter of 2021, the Company recorded a $5.5 million net provision recapture for credit losses compared to a $33.5 million net provision during the second quarter of 2020. The decrease in provision expense and resulting recapture for the second quarter of 2021 compared to the second quarter of 2020 was principally the result of an improved economic forecast as the second quarter of 2020 was at the beginning of the COVID-19 pandemic and the economy is now recovering from the COVID-19 pandemic.
The net provision recapture for credit losses recorded during the current quarter also reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration, and the size and composition of the loan portfolio and changes in the economic environment during the second quarter of 2021. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision recapture for credit losses for the six months ended June 30, 2021 was $6.3 million compared to a net provision of $75.0 million during the same period in 2020. The increase in the provision for the first six months of 2021 was due to the same factors discussed above for the quarterly provision for credit losses. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Deposit account and treasury management fees	$6,701	$6,092	$609	10%	$13,059	$13,880	$(821)	(6)%
Card revenue	4,773	3,079	1,694	55%	8,506	6,597	1,909	29%
Financial services and trust revenue	4,245	3,163	1,082	34%	7,626	6,228	1,398	22%
Loan revenue	4,514	5,607	(1,093)	(19)%	11,883	10,197	1,686	17%
Bank owned life insurance	1,635	1,618	17	1%	3,195	3,214	(19)	(1)%
Investment securities gains, net	314	16,425	(16,111)	(98)%	314	16,674	(16,360)	(98)%
Other	548	1,275	(727)	(57)%	1,313	1,676	(363)	(22)%
Total noninterest income	$22,730	$37,259	$(14,529)	(39)%	$45,896	$58,466	$(12,570)	(21)%
Comparison of current quarter to prior year period
Noninterest income was $22.7 million for the second quarter of 2021, compared to $37.3 million for the same period in 2020. The decrease was principally due to the sale of 17,360 shares of Visa Class B restricted stock during the second quarter of 2020 for a gain of $3.0 million, which resulted in an observable market price. As a result, the Company wrote up its remaining 77,683 Visa Class B restricted shares to fair value resulting in a gain of $13.4 million, for a total gain of $16.4 million. Based on the existing transfer restriction and uncertainty regarding the outcome of Visa’s litigation that must be settled before the Visa Class B restricted shares may be converted into publicly traded Visa Class A common shares, the shares were previously carried at a zero-cost basis. This year-over-year decrease in investment securities gains was partially offset by an increase in card revenue, largely driven by interchange fees and merchant card services.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2021, noninterest income was $45.9 million compared to $58.5 million for the same period in 2020, a decrease of $12.6 million. The decrease was primarily due to the $16.4 million gain from the sale and write-up of Visa Class B restricted shares to fair value during the second quarter of 2020. The decrease in investment securities gains was partially offset by an increase in card revenue, largely driven by interchange fees and merchant card services.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$53,450	$46,043	$7,407	16%	$105,186	$100,885	$4,301	4%
Occupancy	9,038	8,812	226	3%	18,044	18,009	35	—%
Data processing and software	7,402	7,981	(579)	(7)%	15,853	15,080	773	5%
Legal and professional fees	3,264	3,483	(219)	(6)%	6,079	5,585	494	9%
Amortization of intangibles	1,852	2,210	(358)	(16)%	3,776	4,520	(744)	(16)%
B&O taxes	1,490	1,244	246	20%	2,749	1,868	881	47%
Advertising and promotion	588	837	(249)	(30)%	1,348	2,142	(794)	(37)%
Regulatory premiums	1,112	1,034	78	8%	2,217	1,068	1,149	108%
Net cost (benefit) of operation of OREO	111	(200)	311	(156)%	48	(188)	236	(126)%
Other	5,809	9,389	(3,580)	(38)%	12,375	16,135	(3,760)	(23)%
Total noninterest expense	$84,116	$80,833	$3,283	4%	$167,675	$165,104	$2,571	2%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Acquisition-related expenses:
Legal and professional fees	$510	$—	$510	$—
Total impact of acquisition-related expense to noninterest expense (1)	$510	$—	$510	$—
__________
(1) The Company has entered into a merger agreement with respect to the proposed Bank of Commerce merger; however, completion of this transaction is pending as of the date of this filing.
Comparison of current quarter to prior year period
Noninterest expense was $84.1 million for the second quarter of 2021, an increase of $3.3 million from $80.8 million for the prior year period. This increase was mostly attributable to an increase in compensation and employee benefits expense partially offset by a decrease in other noninterest expense. The increase in compensation and employee benefits expense was due to higher labor costs related to the origination of PPP loans in the second quarter of 2020. These costs, rather than recognized in the period incurred, are capitalized and amortized as a reduction to interest income over the life of the loan. The decrease in other noninterest expense was the result of a larger provision for unfunded commitments during the prior year period.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2021, noninterest expense was $167.7 million, compared to $165.1 million for the same period in 2020, an increase of $2.6 million. The increase from the prior year period was mostly attributable to an increase in compensation and employee benefits expenses and regulatory premiums, partially offset by a decrease in other noninterest expense. The largest increase related to compensation and employee benefits was incentives and commissions while the increase in regulatory premiums was the result of the prior year period including a Small Bank Assessment Credit related to our FDIC deposit insurance premiums. The decrease in other noninterest expense was the result of a larger provision for unfunded commitments during the prior year period.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Provision for unfunded loan commitments	$200	$2,800	$1,700	$3,800
Income Taxes
We recorded an income tax provision of $14.5 million for the second quarter of 2021, compared to a provision of $8.2 million for the same period in 2020, with effective tax rates of 21% and 18% for the second quarter of 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we recorded income tax provisions of $27.1 million and $11.4 million, respectively, with effective tax rates of 20% for the current year and 18% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2020.
FINANCIAL CONDITION
Total assets were $18.01 billion at June 30, 2021, an increase of $1.43 billion from December 31, 2020. Cash and cash equivalents increased $177.8 million. Loans increased $265.5 million during the first six months of 2021, which was primarily the result of new loan production, supplemented by PPP loans, partially offset by loan payments and a decrease in line utilization. Debt securities available for sale were $4.19 billion at June 30, 2021, a decrease of $1.02 billion from December 31, 2020 which was largely due to the Company transferring securities with a fair value of $2.01 billion from the available for sale classification to the held to maturity classification. Total liabilities were $15.68 billion as of June 30, 2021, an increase of $1.44 billion from December 31, 2020. The increase was primarily due to an increase in demand and other noninterest-bearing deposits driven by PPP loan funds being deposited into our clients’ deposit accounts at the Bank, stimulus funds being distributed by the federal government and reduced expenditures by consumers and business clients.
Investment Securities
At June 30, 2021, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $4.19 billion compared to $5.21 billion at December 31, 2020 and debt securities held to maturity of $2.02 billion at June 30, 2021. The decrease in the debt securities available for sale from year-end is due to a transfer of securities with a fair value of $2.01 billion from the available for sale classification to the held to maturity classification, $412.0 million in maturities, repayments and sales, a $105.5 million decline in unrealized gains and $17.9 million in premium amortization, partially offset by $1.53 billion in purchases. The increase in debt securities held to maturity from year-end is due to the $2.01 billion transfer of securities into the held to maturity classification and purchases of $22.9 million, partially offset by $8.7 million in maturities, repayments and sales and $1.6 million in premium amortization. The average duration of our debt securities available for sale was approximately 4 years and 9 months at June 30, 2021. The average duration of our debt securities held to maturity was approximately 5 years and 10 months at June 30, 2021. These durations take into account calls, where appropriate, and consensus prepayment speeds.
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
At June 30, 2021, the market value of debt securities available for sale had a net unrealized gain of $86.9 million compared to a net unrealized gain of $212.6 million at December 31, 2020. The change in valuation was the result of fluctuations in market interest rates during the six months ended June 30, 2021, in addition to there being less securities classified as available for sale at June 30, 2021 than December 31, 2020 as a result of the aforementioned transfer to the held to maturity classification. At June 30, 2021, the Company had $1.44 billion of debt securities available for sale with gross unrealized losses of $17.1 million; however, we did not consider these investment securities to have an indicated credit loss.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2021.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,737,200	$3,814,387
Other asset-backed securities	432,314	357,479
State and municipal securities	764,060	753,572
U.S. government agency and government-sponsored enterprise securities	256,492	284,696
Total debt securities available for sale, at fair value	$4,190,066	$5,210,134
Debt securities held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,024,715	$—
Total debt securities held to maturity, at amortized cost	$2,024,715	$—
Equity securities	13,425	13,425
Total investment securities	$6,228,206	$5,223,559
For further information on our investment portfolio and equity securities transactions, see Note 3 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial real estate and commercial business loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	June 30, 2021	% of Total	December 31, 2020	% of Total
	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,101,071	42.3%	$4,062,313	43.0%
Commercial business	3,738,288	38.6%	3,597,968	38.2%
Agriculture	797,580	8.2%	779,627	8.3%
Construction	300,303	3.1%	268,663	2.8%
Consumer loans:
One-to-four family residential real estate	724,151	7.5%	683,570	7.3%
Other consumer	31,723	0.3%	35,519	0.4%
Total loans	$9,693,116	100.0%	$9,427,660	100.0%
Loans held for sale	$13,179		$26,481
Total loans increased $265.5 million from year-end 2020. This increase includes $543.3 million of new PPP loans as well as new non-PPP loan originations, partially offset by $502.9 million of PPP loan pay downs and forgiveness from the SBA as well as contractual payments and prepayments on non-PPP loans. The PPP loans were originated to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. To further assist our borrowers, the Company also offered loan deferrals to support borrowers during the COVID-19 pandemic.
The following table provides additional detail related to the Company’s COVID-19 deferrals:

	December 31, 2020	Ended (1)	Re-deferral	New Deferral	June 30, 2021	% Change
	(dollars in thousands)
Number of deferrals	70	(73)	3	10	10	(85.7)%
Balance of deferrals (2)	$146,725	$(135,870)	$17,213	$12,679	$40,747	(72.2)%
__________
1) Ended includes re-deferrals that have ended.
2) Balance of deferrals are gross of unearned income.

The following table provides additional detail related to the net discount of acquired and purchased loans by acquisition:

	June 30, 2021	December 31, 2020
	(in thousands)
Acquisition:
Pacific Continental	$7,051	$8,442
Intermountain	953	1,090
West Coast	1,311	1,695
Other	(1,987)	957
Total net discount at period end	$7,328	$12,184
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial loans:
Commercial real estate	$3,019	$7,712
Commercial business	10,745	13,222
Agriculture	9,034	11,614
Construction	—	217
Consumer loans:
One-to-four family residential real estate	1,179	2,001
Other consumer	44	40
Total nonaccrual loans	24,021	34,806
OREO and OPPO	381	553
Total nonperforming assets	$24,402	$35,359

Loans, net of unearned income	$9,693,116	$9,427,660
Total assets	$18,013,477	$16,584,779

Nonperforming loans to period-end loans	0.25%	0.37%
Nonperforming assets to period-end assets	0.14%	0.21%
At June 30, 2021, nonperforming assets were $24.4 million, compared to $35.4 million at December 31, 2020. Nonperforming assets decreased $11.0 million during the six months ended June 30, 2021, primarily due to decreases in commercial real estate, commercial business and agriculture nonaccrual loans. For information on OREO, see Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

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
At June 30, 2021, our ACL was $143.0 million, or 1.48% of total loans (excluding loans held for sale). This compares with an ACL of $149.1 million, or 1.58% of total loans (excluding loans held for sale) at December 31, 2020 and an ACL of $151.5 million or 1.55% of total loans (excluding loans held for sale) at June 30, 2020. The decrease from year end was primarily due to a slight improvement in the economic outlook, which remains impacted by the COVID-19 pandemic and its impact on our borrowers. The ACL at June 30, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.

The following table provides an analysis of the Company’s ACL at the dates and the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Beginning Balance	$148,294	$122,074	$149,140	$83,968
Impact of adopting ASC 326	—	—	—	1,632
Charge-offs:
Commercial loans:
Commercial real estate	(316)	—	(316)	(101)
Commercial business	(971)	(5,442)	(4,310)	(7,126)
Agriculture	(122)	—	(122)	(4,726)
Consumer loans:
One-to-four family residential real estate	(146)	—	(146)	(10)
Other consumer	(385)	(198)	(512)	(466)
Total charge-offs	(1,940)	(5,640)	(5,406)	(12,429)
Recoveries:
Commercial loans:
Commercial real estate	16	13	52	27
Commercial business	874	811	4,088	1,671
Agriculture	5	1	17	42
Construction	521	235	567	677
Consumer loans:
One-to-four family residential real estate	503	422	554	704
Other consumer	215	130	276	254
Total recoveries	2,134	1,612	5,554	3,375
Net (charge-offs) recoveries	194	(4,028)	148	(9,054)
Provision (recapture) for credit losses	(5,500)	33,500	(6,300)	75,000
Ending balance	142,988	151,546	142,988	151,546
Total loans, net at end of period, excluding loans held for sale	$9,693,116	$9,771,898	$9,693,116	$9,771,898
ACL to period-end loans	1.48%	1.55%	1.48%	1.55%
Allowance for unfunded commitments and letters of credit
Beginning Balance	$9,800	$6,000	$8,300	$3,430
Impact of adopting ASC 326	—	—	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	200	2,800	1,700	3,800
Ending balance	$10,000	$8,800	$10,000	$8,800

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits increased $1.48 billion from December 31, 2020. The second round of PPP loans during the six months ended June 30, 2021 had an impact on our deposits, as our clients deposited these funds into their accounts. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2021, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $759.4 million, or 4.9% of total deposits, compared to $605.9 million or 4.4% at year-end 2020. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
	(dollars in thousands)
Demand and other noninterest-bearing	$7,703,325	50.2%	$6,913,214	49.8%
Money market	2,950,063	19.2%	2,780,922	20.1%
Interest-bearing demand	1,525,360	9.9%	1,433,083	10.3%
Savings	1,388,241	9.0%	1,169,721	8.4%
Interest-bearing public funds, other than certificates of deposit	720,553	4.7%	656,273	4.7%
Certificates of deposit, less than $250,000	193,080	1.3%	201,805	1.5%
Certificates of deposit, $250,000 or more	105,393	0.7%	108,935	0.8%
Certificates of deposit insured by the CD Option of IntraFi Network Deposits	24,409	0.2%	23,105	0.2%
Brokered certificates of deposit	5,000	—%	5,000	—%
Reciprocal money market accounts	730,008	4.8%	577,804	4.2%
Total deposits	$15,345,432	100.0%	$13,869,862	100.0%

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At both June 30, 2021 and December 31, 2020, we had FHLB advances of $7.4 million.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2021 and December 31, 2020, we had deposit customer sweep-related repurchase agreements of $71.0 million and $73.9 million, respectively, which mature on a daily basis.
Subordinated debentures are another source of funding. The Company assumed $35.0 million in aggregate principal amount with its acquisition of Pacific Continental on November 1, 2017. These subordinated debentures, which are unsecured, are callable on September 30, 2021 and have a stated maturity date of June 30, 2026.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At both June 30, 2021 and December 31, 2020, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2021.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2021, we had commitments to extend credit of $3.07 billion compared to $2.83 billion at December 31, 2020.
Capital Resources
Shareholders’ equity at June 30, 2021 was $2.33 billion, compared to $2.35 billion at December 31, 2020. Shareholders’ equity was 13% and 14% of total period-end assets at June 30, 2021 and December 31, 2020, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2020 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of June 30, 2021, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at June 30, 2021 and December 31, 2020.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of June 30, 2021 and December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary as of the dates presented below:

	Company		Columbia Bank
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
CET1 risk-based capital ratio	12.97%	12.88%	12.85%	13.08%
Tier 1 risk-based capital ratio	12.97%	12.88%	12.85%	13.08%
Total risk-based capital ratio	14.47%	14.45%	14.04%	14.33%
Leverage ratio	8.67%	8.86%	8.63%	9.08%
Capital conservation buffer	6.47%	6.45%	6.04%	6.33%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2020, our board of directors approved a stock repurchase program to repurchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million. There were no share repurchases during the three or six months ended June 30, 2021.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$127,409	$123,692	$253,298	$248,025
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	(856)	(1,675)	(1,911)	(3,166)
Premium amortization on acquired securities	532	975	1,052	2,102
Interest reversals on nonaccrual loans (2)	—	673	—	1,461
Operating net interest income (tax equivalent) (1)	$127,085	$123,665	$252,439	$248,422
Average interest earning assets	$16,176,328	$13,657,719	$15,799,940	$13,072,635
Net interest margin (tax equivalent) (1)	3.16%	3.64%	3.23%	3.82%
Operating net interest margin (tax equivalent) (1)	3.15%	3.64%	3.22%	3.82%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and an addition to net interest income of $3.8 million for both the six months ended June 30, 2021 and 2020.
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
The following table summarizes the expected impact if interest rates gradually increased or decreased over a one or two year period, based on the results of the simulation model as of June 30, 2021:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income
	(dollars in thousands)
+200	$1,728	0.38%	$32,192	7.18%
-100	$(6,787)	(1.48)%	$(27,064)	(6.03)%
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

The limited increase in net interest income in the first year of the rising interest rate scenario is mainly due to the ramp up period of the interest rate scenario combined with floating rate loans where the floor rate exceeds the fully indexed rate. In year two of this scenario, net interest income increases as yields on new loan production and investment security purchases rise faster than our funding costs and the existing floating rate loans increase from the floor level. The decrease in net interest income in the falling rate scenario is due to loan production and investment security purchases at rates lower than the existing portfolios combined with our inability to materially lower funding costs.
On January 23, 2019, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional value based on one month LIBOR. In October 2020, the collar was terminated and resulted in a $34.4 million realized gain that was recorded in accumulated other comprehensive income, net of deferred income taxes. The gain will amortize into interest income through February 2024 which is in line with the initial term of the interest rate collar. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.
Net interest income sensitivity excludes the amortization of premiums, discounts and deferred fees on the existing loan portfolio although the amortization of the collar is included in loan interest income.
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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2021 - 4/30/2021	1,037	$45.07	—	3,500,000
5/1/2021 - 5/31/2021	645	44.48	—	3,500,000
6/1/2021 - 6/30/2021	—	—	—	3,500,000
	1,682	44.84	—
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
Item 3.DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
None.

Item 6.EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of June 23, 2021, by and between Columbia Banking System, Inc. and Bank of Commerce Holdings (1)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.LAB+	XBRL Taxonomy Extension Label Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

104+	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).
_______
(1) Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 23, 2021.

* Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the SEC upon request.
+ Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.

Date:	August 6, 2021	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2021	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)