Form 10-Q
period 2021-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2021-11-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at October 31, 2021 was 78,523,358

i

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASC 326	Codification related to measurement of credit losses on financial instruments	FHLB	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FRB	Federal Reserve Bank
ATM	Automated Teller Machine	GAAP	Generally Accepted Accounting Principles
Bank of Commerce	Bank of Commerce Holdings	GDP	Gross Domestic Product
B&O	Business and Occupation	Intermountain	Intermountain Community Bancorp
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIBOR	London Interbank Offering Rate
BOLI	Bank Owned Life Insurance	Nasdaq	National Association of Securities Dealer Automated Quotations
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank.	N/M	Not meaningful
CARES Act	Coronavirus Aid Relief and Economic Security Act	OPPO	Other Personal Property Owned
CDI	Core Deposit Intangible	OREO	Other Real Estate Owned
CECL	Current Expected Credit Losses	Pacific Continental	Pacific Continental Corporation
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	RSA	Restricted Stock Awards
CFO	Chief Financial Officer	RSU	Restricted Stock Units
COVID-19	Novel Coronavirus	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	TDRs	Troubled Debt Restructurings
EPS	Earnings Per Share	West Coast	West Coast Bancorp

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			September 30, 2021	December 31, 2020

ASSETS			(in thousands)
Cash and due from banks			$193,715	$218,899
Interest-earning deposits with banks			703,760	434,867
Total cash and cash equivalents			897,475	653,766
Debt securities available for sale at fair value (amortized cost of $4,773,742 and $4,997,529, respectively)			4,831,919	5,210,134
Debt securities held to maturity at amortized cost (fair value of $2,071,051 and $—, respectively)			2,075,158	—
Equity securities			13,425	13,425
FHLB stock at cost			10,280	10,280
Loans held for sale			11,355	26,481
Loans, net of unearned income			9,521,385	9,427,660
Less: ACL			142,785	149,140
Loans, net			9,378,600	9,278,520
Interest receivable			52,886	54,831
Premises and equipment, net			157,488	162,059
OREO			381	553
Goodwill			765,842	765,842
Other intangible assets, net			21,123	26,734
Other assets			386,530	382,154
Total assets			$18,602,462	$16,584,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$7,971,680	$6,913,214
Interest-bearing			7,981,719	6,956,648
Total deposits			15,953,399	13,869,862
FHLB advances			7,372	7,414
Securities sold under agreements to repurchase			40,040	73,859
Subordinated debentures			35,000	35,092
Other liabilities			243,384	250,945
Total liabilities			16,279,195	14,237,172
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
	September 30, 2021	December 31, 2020

(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	73,944	73,782	1,670,076	1,660,998
Outstanding	71,760	71,598
Retained earnings			651,308	575,248
Accumulated other comprehensive income			72,717	182,195
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,323,267	2,347,607
Total liabilities and shareholders’ equity			$18,602,462	$16,584,779

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands except per share amounts)
Interest Income
Loans	$105,168	$105,739	$305,195	$318,601
Taxable securities	26,374	19,102	73,940	58,533
Tax-exempt securities	2,714	2,340	8,299	6,899
Deposits in banks	284	203	595	480
Total interest income	134,540	127,384	388,029	384,513
Interest Expense
Deposits	1,468	2,005	4,379	7,741
FHLB advances and FRB borrowings	73	166	217	6,191
Subordinated debentures	435	468	1,371	1,404
Other borrowings	24	19	66	178
Total interest expense	2,000	2,658	6,033	15,514
Net Interest Income	132,540	124,726	381,996	368,999
Provision (recapture) for credit losses	—	7,400	(6,300)	82,400
Net interest income after provision (recapture) for credit losses	132,540	117,326	388,296	286,599
Noninterest Income
Deposit account and treasury management fees	6,893	6,658	19,952	20,538
Card revenue	4,889	3,834	13,395	10,431
Financial services and trust revenue	4,250	3,253	11,876	9,481
Loan revenue	5,184	6,645	17,067	16,842
Bank owned life insurance	1,585	1,585	4,780	4,799
Investment securities gains, net	—	—	314	16,674
Other	1,157	497	2,470	2,173
Total noninterest income	23,958	22,472	69,854	80,938
Noninterest Expense
Compensation and employee benefits	54,679	55,133	159,865	156,018
Occupancy	9,695	8,734	27,739	26,743
Data processing and software	8,515	7,095	24,368	22,175
Legal and professional fees	4,894	3,000	10,973	8,585
Amortization of intangibles	1,835	2,193	5,611	6,713
B&O taxes	1,583	1,559	4,332	3,427
Advertising and promotion	678	680	2,026	2,822
Regulatory premiums	1,214	826	3,431	1,894
Net cost (benefit) of operation of OREO	4	(160)	52	(348)
Other	6,910	6,055	19,285	22,190
Total noninterest expense	90,007	85,115	257,682	250,219
Income before income taxes	66,491	54,683	200,468	117,318
Income tax provision	13,474	9,949	40,559	21,374
Net Income	$53,017	$44,734	$159,909	$95,944
Earnings per common share
Basic	$0.75	$0.63	$2.25	$1.35
Diluted	$0.74	$0.63	$2.24	$1.35
Weighted average number of common shares outstanding	71,036	70,726	70,965	70,870
Weighted average number of diluted common shares outstanding	71,186	70,762	71,155	70,906

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	September 30,
	2021	2020

	(in thousands)
Net income	$53,017	$44,734
Other comprehensive loss, net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale debt securities arising during the period, net of tax of $6,671 and $436	(22,022)	(1,442)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $141 and $0	(465)	—
Net unrealized loss from securities, net of reclassification adjustment	(22,487)	(1,442)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(35) and $(24)	114	80
Pension plan liability adjustment, net	114	80
Unrealized loss from cash flow hedging instruments:
Net unrealized loss in cash flow hedging instruments arising during the period, net of tax of $0 and $19	—	(62)
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $612 and $621	(2,019)	(2,052)
Net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	(2,019)	(2,114)
Other comprehensive loss	(24,392)	(3,476)
Total comprehensive income	$28,625	$41,258

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net income	$159,909	$95,944
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $31,134 and $(36,690)	(102,777)	121,114
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $73 and $58	(241)	(191)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $246 and $0	(810)	—
Net unrealized gain (loss) from securities, net of reclassification adjustment	(103,828)	120,923
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(104) and $(72)	344	239
Pension plan liability adjustment, net	344	239
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $0 and $(6,218)	—	20,526
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $1,815 and $1,349	(5,994)	(4,454)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(5,994)	16,072
Other comprehensive income (loss)	(109,478)	137,234
Total comprehensive income	$50,431	$233,178

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended September 30, 2021	(in thousands except per share amounts)
Balance at July 1, 2021	71,742	$1,664,953	$642,018	$97,109	$(70,834)	$2,333,246
Net income	—	—	53,017	—	—	53,017
Other comprehensive loss	—	—	—	(24,392)	—	(24,392)
Issuance of common stock - employee stock purchase plan	33	1,253	—	—	—	1,253
Issuance of common stock - RSAs and RSUs, net of canceled awards	(14)	3,899	—	—	—	3,899
Purchase and retirement of common stock	(1)	(29)	—	—	—	(29)
Cash dividends declared on common stock ($0.58 per share) (1)	—	—	(43,727)	—	—	(43,727)
Balance at September 30, 2021	71,760	$1,670,076	$651,308	$72,717	$(70,834)	$2,323,267
For the Nine Months Ended September 30, 2021
Balance at January 1, 2021	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	159,909	—	—	159,909
Other comprehensive loss	—	—	—	(109,478)	—	(109,478)
Issuance of common stock - employee stock purchase plan	74	2,351	—	—	—	2,351
Activity in deferred compensation plan	—	(8)	—	—	—	(8)
Issuance of common stock - RSAs and RSUs, net of canceled awards	178	10,835	—	—	—	10,835
Purchase and retirement of common stock	(90)	(4,100)	—	—	—	(4,100)
Cash dividends declared on common stock ($1.14 per share)	—	—	(83,849)	—	—	(83,849)
Balance at September 30, 2021	71,760	$1,670,076	$651,308	$72,717	$(70,834)	$2,323,267
__________
(1) Dividends declared per common share - regular for the three months ended September 30, 2021 includes both the July 29, 2021 declaration of $0.28 and the September 30, 2021 declaration of $0.30.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended September 30, 2020	(in thousands except per share amounts)
Balance at July 1, 2020	71,586	$1,654,129	$512,383	$181,077	$(70,834)	$2,276,755
Net income	—	—	44,734	—	—	44,734
Other comprehensive loss	—	—	—	(3,476)	—	(3,476)
Issuance of common stock - employee stock purchase plan	39	1,083	—	—	—	1,083
Activity in deferred compensation plan	—	(2)	—	—	—	(2)
Issuance of common stock - RSAs and RSUs, net of canceled awards	(12)	3,009	—	—	—	3,009
Purchase and retirement of common stock	—	(16)	—	—	—	(16)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,106)	—	—	(20,106)
Balance at September 30, 2020	71,613	$1,658,203	$537,011	$177,601	$(70,834)	$2,301,981
For the Nine Months Ended September 30, 2020
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	95,944	—	—	95,944
Other comprehensive income	—	—	—	137,234	—	137,234
Issuance of common stock - employee stock purchase plan	65	2,028	—	—	—	2,028
Activity in deferred compensation plan	—	2	—	—	—	2
Issuance of common stock - RSAs and RSUs, net of canceled awards	222	7,918	—	—	—	7,918
Purchase and retirement of common stock	(67)	(2,498)	—	—	—	(2,498)
Cash dividends declared on common stock ($1.06 per share)	—	—	(76,152)	—	—	(76,152)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at September 30, 2020	71,613	$1,658,203	$537,011	$177,601	$(70,834)	$2,301,981

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash Flows From Operating Activities
Net income	$159,909	$95,944
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture) for credit losses	(6,300)	82,400
Stock-based compensation expense	10,835	7,918
Depreciation, amortization and accretion	11,383	14,456
Investment securities gain, net	(314)	(16,674)
Net realized gain on sale of premises and equipment, loans held for investment and OPPO	(268)	(953)
Net realized (gain) loss on sale and valuation adjustments of OREO	40	(64)
Gain on bank owned life insurance death benefit	(209)	—
Originations of loans held for sale	(263,367)	(356,962)
Proceeds from sales of loans held for sale	278,187	350,273
Change in fair value of loans held for sale	306	—
Net change in:
Interest receivable	1,945	(9,879)
Interest payable	(52)	(399)
Other assets	15,761	(53,996)
Other liabilities	(18,755)	31,703
Net cash provided by operating activities	189,101	143,767
Cash Flows From Investing Activities
Loans originated, net of principal collected	108,551	(938,624)
Investment in low income housing tax credit partnerships	(1,106)	—
Purchases of:
Debt securities available for sale	(2,408,578)	(996,951)
Debt securities held to maturity	(112,372)	—
Loans held for investment	(176,545)	—
Premises and equipment	(4,334)	(7,538)
FHLB stock	(1)	(53,240)
Proceeds from:
Sales of debt securities available for sale	26,914	194,105
Sales of equity securities	—	3,000
Principal repayments and maturities of debt securities available for sale	586,288	406,767
Principal repayments and maturities of debt securities held to maturity	42,653	—
Sales of premises and equipment and loans held for investment	4,287	2,128
Redemption of FHLB stock	1	91,080
Sales of OREO and OPPO	132	1,034
Bank owned life insurance death benefit	671	1,050
Net cash used in investing activities	(1,933,439)	(1,297,189)
Cash Flows From Financing Activities
Net increase in deposits	2,083,537	2,915,565
Net decrease in sweep repurchase agreements	(33,819)	(37,471)
Proceeds from:
FHLB advances	20	1,331,000
FRB borrowings	10	222,010
Other borrowings	—	9,222
Employee stock purchase plan	2,351	2,028

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Nine Months Ended September 30,
	2021	2020

Payments for:
Repayment of FHLB advances	(20)	(2,277,000)
Repayment of FRB borrowings	(10)	(222,010)
Repayment of other borrowings	—	(9,222)
Common stock dividends	(59,922)	(75,630)
Purchase of treasury stock	—	(20,000)
Purchase and retirement of common stock	(4,100)	(2,498)
Net cash provided by financing activities	1,988,047	1,835,994
Increase in cash and cash equivalents	243,709	682,572
Cash and cash equivalents at beginning of period	653,766	247,673
Cash and cash equivalents at end of period	$897,475	$930,245
Supplemental Information:
Interest paid	$6,085	$15,913
Income taxes paid, net of refunds	$45,122	$32,745
Non-cash investing and financing activities
Transfer of debt securities available for sale to debt securities held to maturity	$2,012,123	$—
Loans transferred to OREO	$—	$1,033
Premises and equipment expenditures incurred but not yet paid	$87	$301
Change in dividends payable included in other liabilities	$23,927	$522

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation, Significant Accounting Policies and Reclassifications
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results to be anticipated for the year ending December 31, 2021. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2020 Annual Report on Form 10-K.
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
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2021	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,333,804	$63,072	$(18,015)	$3,378,861
Other asset-backed securities	417,128	4,803	(6,022)	415,909
State and municipal securities	769,775	16,370	(4,972)	781,173
U.S. government agency and government-sponsored enterprise securities	253,035	4,169	(1,228)	255,976
Total available for sale	$4,773,742	$88,414	$(30,237)	$4,831,919
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,075,158	$2,052	$(6,159)	$2,071,051
Total held to maturity	$2,075,158	$2,052	$(6,159)	$2,071,051

December 31, 2020
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,640,351	$178,579	$(4,543)	$3,814,387
Other asset-backed securities	349,904	9,651	(2,076)	357,479
State and municipal securities	729,066	25,098	(592)	753,572
U.S. government agency and government-sponsored enterprise securities	278,208	6,545	(57)	284,696
Total available for sale	$4,997,529	$219,873	$(7,268)	$5,210,134

There was no allowance for credit losses on both available for sale securities and held to maturity securities as of September 30, 2021 and December 31, 2020. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three and nine months ended September 30, 2021 and 2020.
Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At September 30, 2021 and December 31, 2020, accrued interest receivable for securities available for sale was $15.6 million and $17.1 million, respectively. Accrued interest for securities held to maturity was $4.2 million at September 30, 2021. There was no accrued interest receivable related to securities held to maturity at December 31, 2020, as the Company did not have held to maturity securities at that date. The Company does not measure an allowance for credit losses for accrued interest receivable.
The following table provides the proceeds and both gross realized gains and losses on sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$—	$26,914	$194,105

Gross realized gains from sales of debt securities available for sale	$—	$—	$751	$435
Gross realized losses from sales of debt securities available for sale	—	—	(437)	(186)
Other securities gains (1)	—	—	—	16,425
Investment securities gains, net	$—	$—	$314	$16,674
__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares. For additional information, please see Note 13.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Gains recognized during the period on equity securities (1)	$—	$—	$—	$16,425
Less: Gains recognized during the period on equity securities sold during the period (1)	—	—	—	(3,000)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1)	$—	$—	$—	$13,425
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

The scheduled contractual maturities of debt securities at the period presented below are as follows:

	September 30, 2021
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$61,198	$61,791	$—	$—
Due after one year through five years	781,405	807,659	72,430	72,215
Due after five years through ten years	1,526,384	1,559,371	1,235,888	1,233,393
Due after ten years	2,404,755	2,403,098	766,840	765,443
Total debt securities	$4,773,742	$4,831,919	$2,075,158	$2,071,051
The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

September 30, 2021

(in thousands)
To secure public funds	$490,494
To secure borrowings	99,665
Other securities pledged	254,716
Total securities pledged as collateral	$844,875
The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2021	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,744,928	$(15,723)	$69,031	$(2,292)	$1,813,959	$(18,015)
Other asset-backed securities	170,492	(3,490)	89,936	(2,532)	260,428	(6,022)
State and municipal securities	315,235	(4,406)	20,961	(566)	336,196	(4,972)
U.S. government agency and government-sponsored enterprise securities	101,669	(633)	49,405	(595)	151,074	(1,228)
Total	$2,332,324	$(24,252)	$229,333	$(5,985)	$2,561,657	$(30,237)
December 31, 2020
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$575,329	$(3,728)	$18,527	$(815)	$593,856	$(4,543)
Other asset-backed securities	143,764	(2,076)	70	—	143,834	(2,076)
State and municipal securities	86,471	(592)	—	—	86,471	(592)
U.S. government agency and government-sponsored enterprise securities	74,943	(57)	—	—	74,943	(57)
Total	$880,507	$(6,453)	$18,597	$(815)	$899,104	$(7,268)

Debt securities available for sale
At September 30, 2021, there were 137 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2021.
At September 30, 2021, there were 21 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2021.
At September 30, 2021, there were 109 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2021, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2021.
At September 30, 2021, there were 11 U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2021.
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
During the second quarter of 2020, the Company sold 17,360 shares of Visa Class B restricted stock, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At September 30, 2021, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.

4.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,088,484	$4,062,313
Commercial business	3,436,351	3,597,968
Agriculture	815,985	779,627
Construction	326,569	268,663
Consumer loans:
One-to-four family residential real estate	823,877	683,570
Other consumer	30,119	35,519
Total loans	9,521,385	9,427,660
Less: Allowance for credit losses	(142,785)	(149,140)
Total loans, net	$9,378,600	$9,278,520
At September 30, 2021 and December 31, 2020, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon and Idaho.
At September 30, 2021 and December 31, 2020, $3.21 billion and $3.46 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances and additional borrowing capacity. The Company has also pledged $200.1 million and $200.4 million of commercial loans to the FRB for additional borrowing capacity at September 30, 2021 and December 31, 2020, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At September 30, 2021 and December 31, 2020, accrued interest receivable for loans was $33.0 million and $37.8 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio at the dates presented:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

September 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,081,036	$3,803	$774	$—	$4,577	$2,871	$4,088,484
Commercial business	3,421,381	1,334	1,531	—	2,865	12,105	3,436,351
Agriculture	808,279	—	—	—	—	7,706	815,985
Construction	326,569	—	—	—	—	—	326,569
Consumer loans:
One-to-four family residential real estate	822,170	10	206	—	216	1,491	823,877
Other consumer	30,020	96	—	—	96	3	30,119
Total	$9,489,455	$5,243	$2,511	$—	$7,754	$24,176	$9,521,385

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,037,309	$17,292	$—	$—	$17,292	$7,712	$4,062,313
Commercial business	3,578,905	1,282	4,559	—	5,841	13,222	3,597,968
Agriculture	767,102	911	—	—	911	11,614	779,627
Construction	268,304	—	142	—	142	217	268,663
Consumer loans:
One-to-four family residential real estate	677,627	2,283	1,659	—	3,942	2,001	683,570
Other consumer	35,450	24	5	—	29	40	35,519
Total	$9,364,697	$21,792	$6,365	$—	$28,157	$34,806	$9,427,660
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

The following table summarizes written-off interest on nonaccrual loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Commercial loans	$83	$387	$507	$1,835
Consumer loans	16	6	25	19
Total	$99	$393	$532	$1,854
The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL for the periods indicated:

	September 30, 2021	December 31, 2020

	(in thousands)
Commercial loans:
Commercial real estate	$942	$6,393
Commercial business	6,861	6,382
Agriculture	5,792	8,136
Consumer loans:
One-to-four family residential real estate	502	—
Total	$14,097	$20,911
The following is an analysis of loans classified as TDR for the periods indicated:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial business	—	$—	$—	4	$795	$795
Agriculture	—	—	—	1	2,600	2,600
Consumer loans:
One-to-four family residential real estate	1	15	15	4	618	618
Total	1	$15	$15	9	$4,013	$4,013

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial real estate	1	$628	$628	—	$—	$—
Commercial business	11	2,600	2,600	10	2,757	2,757
Agriculture	—	—	—	2	3,495	3,495
Consumer loans:
One-to-four family residential real estate	3	155	155	6	814	814
Total	15	$3,383	$3,383	18	$7,066	$7,066

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
The Company had commitments to lend $1.3 million of additional funds on loans classified as TDR as of September 30, 2021. The Company had $651 thousand of such commitments at December 31, 2020. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the three months and nine months ended September 30, 2021 and 2020.
Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. At September 30, 2021, the Company had 9 short–term deferments on $32.8 million of loans, gross of unearned income. These short–term deferments are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs and applicable employment levels are maintained in accordance with the requirements of the amended PPP. At September 30, 2021, we had $337.0 million of PPP loans outstanding, which are included in commercial business loans.
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
The following tables show a detailed analysis of the ACL for the periods indicated:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended September 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$53,250	$—	$518	$(2,016)	$51,752
Commercial business	57,554	(1,183)	328	(1,138)	55,561
Agriculture	7,920	—	6	1,039	8,965
Construction	6,559	—	8	(200)	6,367
Consumer loans:
One-to-four family residential real estate	16,519	—	203	2,133	18,855
Other consumer	1,186	(296)	213	182	1,285
Total	$142,988	$(1,479)	$1,276	$—	$142,785

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Nine Months Ended September 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$68,934	$(316)	$570	$(17,436)	$51,752
Commercial business	45,250	(5,493)	4,416	11,388	55,561
Agriculture	9,052	(122)	23	12	8,965
Construction	7,636	—	575	(1,844)	6,367
Consumer loans:
One-to-four family residential real estate	16,875	(146)	757	1,369	18,855
Other consumer	1,393	(808)	489	211	1,285
Total	$149,140	$(6,885)	$6,830	$(6,300)	$142,785

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended September 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$50,233	$—	$65	$11,026	$61,324
Commercial business	53,186	(3,164)	1,124	(574)	50,572
Agriculture	14,868	(1,269)	27	(1,165)	12,461
Construction	7,953	—	11	999	8,963
Consumer loans:
One-to-four family residential real estate	23,711	(16)	1,301	(2,889)	22,107
Other consumer	1,595	(133)	76	3	1,541
Total	$151,546	$(4,582)	$2,604	$7,400	$156,968

	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Nine Months Ended September 30, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$(101)	$92	$33,460	$61,324
Commercial business	30,292	762	(10,290)	2,795	27,013	50,572
Agriculture	15,835	(9,325)	(5,995)	69	11,877	12,461
Construction	8,571	(1,750)	—	688	1,454	8,963
Consumer loans:
One-to-four family residential real estate	7,435	4,237	(26)	2,005	8,456	22,107
Other consumer	883	778	(599)	330	149	1,541
Unallocated	612	(603)	—	—	(9)	—
Total	83,968	1,632	(17,011)	5,979	82,400	156,968
The $6.4 million decrease in the ACL at September 30, 2021 compared to the ACL at December 31, 2020 was primarily due to a slight improvement in the economic outlook, which remains impacted by the COVID-19 pandemic and its impact on our borrowers. Specifically regarding the forecast used in the September 30, 2021 estimate, management expects the forecasted national unemployment rate to return to pre-pandemic levels in 2023. Additionally, the commercial real estate index decline is expected to continue through 2021, followed by a slight increase in 2022. The home price index is projected to moderate over the forecast period and real GDP growth is projected to continue to be above average during this time. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at September 30, 2021 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$10,000	$8,800	$8,300	$3,430
Impact of adopting ASC 326	—	—	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	500	800	2,200	4,600
Ending balance	$10,500	$9,600	$10,500	$9,600
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

The following is an analysis of the credit quality of our loan portfolio as of the periods indicated:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total (1)

September 30, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,250,051	$490,402	$460,118	$359,635	$342,653	$823,529	$58,180	$4,263	$3,788,831
Special mention	21,356	10,947	24,415	9,575	26,238	29,400	—	2,199	124,130
Substandard	10,148	1,659	53,222	5,944	25,747	76,825	1,978	—	175,523
Total commercial real estate	$1,281,555	$503,008	$537,755	$375,154	$394,638	$929,754	$60,158	$6,462	$4,088,484
Commercial business
Pass	$864,775	$418,353	$279,874	$224,100	$140,381	$260,224	$1,033,171	$21,028	$3,241,906
Special mention	109	19	6,223	1,487	145	127	59,678	244	68,032
Substandard	5,412	3,911	22,329	27,519	20,825	28,389	16,382	1,646	126,413
Total commercial business	$870,296	$422,283	$308,426	$253,106	$161,351	$288,740	$1,109,231	$22,918	$3,436,351
Agriculture
Pass	$150,807	$78,668	$73,200	$31,159	$48,274	$78,461	$283,932	$1,770	$746,271
Special mention	3,158	1,078	700	186	64	—	3,913	—	9,099
Substandard	6,429	7,398	7,676	1,830	4,709	1,140	30,823	610	60,615
Total agriculture	$160,394	$87,144	$81,576	$33,175	$53,047	$79,601	$318,668	$2,380	$815,985
Construction
Pass	$174,463	$80,720	$8,279	$3,238	$2,110	$4,569	$32,315	$310	$306,004
Substandard	—	—	20,511	—	—	54	—	—	20,565
Total construction	$174,463	$80,720	$28,790	$3,238	$2,110	$4,623	$32,315	$310	$326,569
Consumer loans:
One-to-four family residential real estate
Pass	$290,818	$131,779	$48,990	$40,142	$18,438	$55,278	$234,434	$1,426	$821,305
Substandard	1,235	398	193	—	85	527	62	72	2,572
Total one-to-four family real estate	$292,053	$132,177	$49,183	$40,142	$18,523	$55,805	$234,496	$1,498	$823,877
Other consumer
Pass	$5,483	$2,841	$1,895	$1,467	$582	$947	$15,662	$1,201	$30,078
Substandard	—	15	—	—	1	2	23	—	41
Total consumer	$5,483	$2,856	$1,895	$1,467	$583	$949	$15,685	$1,201	$30,119
Total	$2,784,244	$1,228,188	$1,007,625	$706,282	$630,252	$1,359,472	$1,770,553	$34,769	$9,521,385
Less:
Allowance for credit losses									142,785
Loans, net									$9,378,600
__________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total

December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$674,444	$645,328	$478,881	$502,112	$408,972	$946,980	$52,049	$11,332	$3,720,098
Special mention	3,348	39,374	21,285	30,232	46,197	50,115	5	2,139	192,695
Substandard	2,916	24,860	13,571	15,652	43,735	41,138	3,389	4,259	149,520
Total commercial real estate	$680,708	$709,562	$513,737	$547,996	$498,904	$1,038,233	$55,443	$17,730	$4,062,313
Commercial business
Pass	$1,087,400	$366,435	$324,360	$199,010	$218,313	$214,677	$1,000,725	$11,540	$3,422,460
Special mention	3,002	26,361	8,471	24,582	7,004	10,650	22,426	—	102,496
Substandard	3,625	7,376	11,061	5,905	6,396	3,743	32,134	2,772	73,012
Total commercial business	$1,094,027	$400,172	$343,892	$229,497	$231,713	$229,070	$1,055,285	$14,312	$3,597,968
Agriculture
Pass	$142,163	$90,612	$44,434	$58,366	$58,893	$59,396	$244,135	$9,299	$707,298
Special mention	—	90	285	33	—	—	85	13	506
Substandard	5,193	12,480	5,868	4,258	284	3,502	38,780	1,458	71,823
Total agriculture	$147,356	$103,182	$50,587	$62,657	$59,177	$62,898	$283,000	$10,770	$779,627
Construction
Pass	$134,693	$66,974	$10,066	$3,498	$763	$1,805	$29,323	$3,753	$250,875
Substandard	—	17,732	—	—	—	56	—	—	17,788
Total construction	$134,693	$84,706	$10,066	$3,498	$763	$1,861	$29,323	$3,753	$268,663
Consumer loans:
One-to-four family real estate
Pass	$161,021	$77,756	$62,696	$29,737	$20,889	$78,098	$243,325	$3,655	$677,177
Special mention	—	—	332	—	—	195	—	—	527
Substandard	—	849	227	1,166	344	1,968	1,005	307	5,866
Total one-to-four family real estate	$161,021	$78,605	$63,255	$30,903	$21,233	$80,261	$244,330	$3,962	$683,570
Other consumer
Pass	$5,548	$3,109	$3,886	$989	$244	$1,060	$19,911	$474	$35,221
Substandard	30	—	—	5	—	170	53	40	298
Total consumer	$5,578	$3,109	$3,886	$994	$244	$1,230	$19,964	$514	$35,519
Total	$2,223,383	$1,379,336	$985,423	$875,545	$812,034	$1,413,553	$1,687,345	$51,041	$9,427,660
Less:
Allowance for credit losses									149,140
Loans, net									$9,278,520

6.Other Real Estate Owned
The following tables set forth activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Balance, beginning of period	$381	$747	$553	$552
Transfers in	—	475	—	1,033
Valuation adjustments	—	—	(140)	—
Proceeds from sale of OREO property	—	(681)	(132)	(1,026)
Gain on sale of OREO, net	—	82	100	64
Balance, end of period	$381	$623	$381	$623
At September 30, 2021, there were no foreclosed residential real estate properties held as OREO. Additionally, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
7.Goodwill and Other Intangible Assets
In accordance with the Intangibles – Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2021 and concluded that there was no impairment.
Our CDIs are evaluated for impairment if events and circumstances indicate a possible impairment. Each CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Goodwill
Total goodwill	$765,842	$765,842	$765,842	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period	105,473	105,473	105,473	105,473
Accumulated amortization at beginning of period	(83,434)	(75,454)	(79,658)	(70,934)
CDI, net at beginning of period	22,039	30,019	25,815	34,539
CDI current period amortization	(1,835)	(2,193)	(5,611)	(6,713)
Total CDI, net at end of period	20,204	27,826	20,204	27,826
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	21,123	28,745	21,123	28,745
Total goodwill and other intangible assets at end of period	$786,965	$794,587	$786,965	$794,587

The following table provides the estimated future amortization expense of our CDI for the remaining three months ending December 31, 2021 and the succeeding four years:

Year ending December 31,

(in thousands)
2021	$1,653
2022	5,880
2023	4,552
2024	3,432
2025	2,415
8. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank, for which the term was extended through May 26, 2022 as a result of an amendment executed during the second quarter of 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. There was no outstanding balance at both September 30, 2021 and December 31, 2020. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2021.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2021 and 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2021 and December 31, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $30.6 million and $31.9 million, respectively, and forward sales commitments of $27.5 million and $26.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2021 and December 31, 2020 was $587.9 million and $597.9 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet as of the dates presented:

	Asset Derivatives				Liability Derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$482	Other assets	$1,096	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$—	Other assets	$—	Other liabilities	$79	Other liabilities	$165
Interest rate swap contracts	Other assets	$29,139	Other assets	$46,184	Other liabilities	$29,139	Other liabilities	$46,637
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020

	(in thousands)			(in thousands)
Interest rate collar	$—	$(81)	Interest income	$2,631	$2,673

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020

	(in thousands)			(in thousands)
Interest rate collar	$—	$26,744	Interest income	$7,809	$5,803
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

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Interest rate lock commitments	$(103)	$169	$(614)	$169
Interest rate forward loan sales contracts	(57)	(3)	86	(3)
Interest rate swap contracts	(22)	(2)	50	(475)
Total derivative gains (losses)	$(182)	$164	$(478)	$(309)
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount

September 30, 2021	(in thousands)
Assets
Interest rate swap contracts	$29,139	$—	$29,139	$(370)	$28,769
Liabilities
Interest rate swap contracts	$29,139	$—	$29,139	$(26,670)	$2,469
Repurchase agreements	$40,040	$—	$40,040	$(40,040)	$—

December 31, 2020
Assets
Interest rate swap contracts	$46,184	$—	$46,184	$—	$46,184
Liabilities
Interest rate swap contracts	$46,637	$—	$46,637	$(46,637)	$—
Repurchase agreements	$73,859	$—	$73,859	$(73,859)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total

September 30, 2021	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$40,040	$—	$—	$—	$40,040
Gross amount of recognized liabilities for repurchase agreements					40,040
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $40.0 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
10.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2021 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2021 and December 31, 2020, the Company’s loan commitments amounted to $3.11 billion and $2.80 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $25.1 million and $29.9 million at September 30, 2021 and December 31, 2020, respectively.
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
11.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 28, 2021	$0.28	February 10, 2021	February 24, 2021
April 29, 2021	$0.28	May 12, 2021	May 26, 2021
July 29, 2021	$0.28	August 11, 2021	August 25, 2021
September 30, 2021	$0.30	October 13, 2021	October 27, 2021
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

Share Repurchase Program:
For the three and nine months ended September 30, 2021, the Company did not purchase any common shares under its share repurchase program.
12.Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)

Three Months Ended September 30, 2021	(in thousands)
Beginning balance	$81,833	$(5,603)	$20,879	$97,109
Other comprehensive loss before reclassifications	(22,022)	—	—	(22,022)
Amounts reclassified from accumulated other comprehensive income (2)	(465)	114	(2,019)	(2,370)
Net current-period other comprehensive income (loss)	(22,487)	114	(2,019)	(24,392)
Ending balance	$59,346	$(5,489)	$18,860	$72,717
Three Months Ended September 30, 2020
Beginning balance	$155,403	$(3,815)	$29,489	$181,077
Other comprehensive loss before reclassifications	(1,442)	—	(62)	(1,504)
Amounts reclassified from accumulated other comprehensive income (2)	—	80	(2,052)	(1,972)
Net current-period other comprehensive income (loss)	(1,442)	80	(2,114)	(3,476)
Ending balance	$153,961	$(3,735)	$27,375	$177,601
Nine Months Ended September 30, 2021
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive loss before reclassifications	(102,777)	—	—	(102,777)
Amounts reclassified from accumulated other comprehensive income (2)	(1,051)	344	(5,994)	(6,701)
Net current-period other comprehensive income (loss)	(103,828)	344	(5,994)	(109,478)
Ending balance	$59,346	$(5,489)	$18,860	$72,717
Nine Months Ended September 30, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income before reclassifications	121,114	—	20,526	141,640
Amounts reclassified from accumulated other comprehensive income (2)	(191)	239	(4,454)	(4,406)
Net current-period other comprehensive income	120,923	239	16,072	137,234
Ending balance	$153,961	$(3,735)	$27,375	$177,601
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the periods indicated:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2021	2020	2021	2020	Statement of Income

	(in thousands)
Unrealized gains on available for sale debt securities	$—	$—	$314	$249	Investment securities gains, net
Amortization of unrealized gains related to securities transfer	606	—	1,056	—	Loan interest income
	606	—	1,370	249	Total before tax
	(141)	—	(319)	(58)	Income tax provision
	$465	$—	$1,051	$191	Net of tax

Amortization of pension plan liability actuarial losses	$(149)	$(104)	$(448)	$(311)	Compensation and employee benefits
	(149)	(104)	(448)	(311)	Total before tax
	35	24	104	72	Income tax provision
	$(114)	$(80)	$(344)	$(239)	Net of tax

Unrealized gains from hedging instruments	$2,631	$2,673	$7,809	$5,803	Loans
	2,631	2,673	7,809	5,803	Total before tax
	(612)	(621)	(1,815)	(1,349)	Income tax provision
	$2,019	$2,052	$5,994	$4,454	Net of tax
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at the dates presented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

September 30, 2021	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,378,861	$—	$3,378,861	$—
Other asset-backed securities	415,909	—	415,909	—
State and municipal securities	781,173	—	781,173	—
U.S. government agency and government-sponsored enterprise securities	255,976	—	255,976	—
Total debt securities available for sale	$4,831,919	$—	$4,831,919	$—
Loans held for sale	$10,847	$—	$10,847	$—
Other assets:
Interest rate lock commitments	$482	$—	$—	$482
Interest rate contracts	$29,139	$—	$29,139	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$79	$—	$79	$—
Interest rate contracts	$29,139	$—	$29,139	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

December 31, 2020	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,814,387	$—	$3,814,387	$—
Other asset-backed securities	357,479	—	357,479	—
State and municipal securities	753,572	—	753,572	—
U.S. government agency and government-sponsored enterprise securities	284,696	—	284,696	—
Total debt securities available for sale	$5,210,134	$—	$5,210,134	$—
Loans held for sale	$14,760	$—	$14,760	$—
Other assets:
Interest rate lock commitments	$1,096	$—	$—	$1,096
Interest rate contracts	$46,184	$—	$46,184	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$165	$—	$165	$—
Interest rate contracts	$46,637	$—	$46,637	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates presented:

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$482	Internal pricing model	Pull-through rate	77.76% - 100.00% (90.62%)

	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$169	Internal pricing model	Pull-through rate	85.85% - 96.45% (88.47%)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Balance at the beginning of the period	$585	$—	$1,096	$—
Change included in earnings	1,864	169	5,708	169
Settlements	(1,967)	—	(6,322)	—
Balance at the end of the period	$482	$169	$482	$169
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

The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of September 30, 2021, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Equity securities without readily determinable fair values	(in thousands)
Carrying value, beginning of period	$13,425	$13,425	$13,425	$—
Upward carrying value changes	—	—	—	13,425
Carrying value, end of period	$13,425	$13,425	$13,425	$13,425
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended September 30, 2021	Gains (Losses) During the Nine Months Ended September 30, 2021
	September 30, 2021	Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$1,845	$—	$—	$1,845	$(958)	$(958)

	Fair Value at	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended September 30, 2020	Gains (Losses) During the Nine Months Ended September 30, 2020
	September 30, 2020	Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$11,899	$—	$—	$11,899	$(153)	$4,941

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

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)

	(dollars in thousands)
Collateral dependent loans (2)	$1,845	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 97.46% (71.44%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable, fixed and intangible assets and inventory).
(2) Collateral consists of cash, accounts receivable, intangible assets, fixed assets inventory and real estate.

	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)

	(dollars in thousands)
Collateral dependent loans (2)	$11,899	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (15.57%)
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at the dates presented:

	September 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$193,715	$193,715	$193,715	$—	$—
Interest-earning deposits with banks	703,760	703,760	703,760	—	—
Debt securities available for sale	4,831,919	4,831,919	—	4,831,919	—
Debt securities held to maturity	2,075,158	2,071,051	—	2,071,051	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	11,355	11,355	—	11,355	—
Loans	9,378,600	9,758,940	—	—	9,758,940
Interest rate contracts	29,139	29,139	—	29,139	—
Interest rate lock commitments	482	482	—	—	482
Liabilities
Time deposits	$330,720	$329,962	$—	$329,962	$—
FHLB advances	7,372	8,739	—	8,739	—
Repurchase agreements	40,040	40,040	—	40,040	—
Subordinated debentures	35,000	35,231	—	35,231	—
Interest rate contracts	29,139	29,139	—	29,139	—
Interest rate forward loan sales contracts	79	79	—	79	—

	December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$218,899	$218,899	$218,899	$—	$—
Interest-earning deposits with banks	434,867	434,867	434,867	—	—
Debt securities available for sale	5,210,134	5,210,134	—	5,210,134	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	26,481	26,481	—	26,481	—
Loans	9,278,520	9,720,592	—	—	9,720,592
Interest rate contracts	46,184	46,184	—	46,184	—
Interest rate lock commitments	1,096	1,096	—	—	1,096
Liabilities
Time deposits	$338,845	$338,815	$—	$338,815	$—
FHLB advances	7,414	9,295	—	9,295	—
Repurchase agreements	73,859	73,859	—	73,859	—
Subordinated debentures	35,092	35,414	—	35,414	—
Interest rate contracts	46,637	46,637	—	46,637	—
Interest rate forward loan sales contracts	165	165	—	165	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of the dates presented:

September 30, 2021			December 31, 2020
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

(in thousands)
$10,847	$10,645	$202	$14,760	$14,252	$508
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the three and nine months ended September 30, 2021, the Company recorded net decreases in fair value of $161 thousand and $306 thousand, respectively, representing the change in fair value reflected in earnings. For the three and nine months ended September 30, 2020, there were no changes in fair value recorded for such loans held for sale, as we did not have loans held for sale under the mandatory delivery method prior to September 2020. At September 30, 2021 and December 31, 2020, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
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
The following table sets forth the computation of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands except per share amounts)
Basic EPS:
Net income	$53,017	$44,734	$159,909	$95,944
Less: Earnings allocated to participating securities:
Nonvested restricted shares	91	164	317	487
Earnings allocated to common shareholders	$52,926	$44,570	$159,592	$95,457
Weighted average common shares outstanding	71,036	70,726	70,965	70,870
Basic earnings per common share	$0.75	$0.63	$2.25	$1.35
Diluted EPS:
Earnings allocated to common shareholders	$52,926	$44,570	$159,592	$95,457
Weighted average common shares outstanding	71,036	70,726	70,965	70,870
Dilutive effect of equity awards	150	36	190	36
Weighted average diluted common shares outstanding	71,186	70,762	71,155	70,906
Diluted earnings per common share	$0.74	$0.63	$2.24	$1.35
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	269	596	198	487

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

Disaggregation of revenue
The following table shows the disaggregation of revenue from contracts with customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$6,893	$6,658	$19,952	$20,538
Card revenue	4,889	3,834	13,395	10,431
Financial services and trust revenue	4,250	3,253	11,876	9,481
Total revenue from contracts with customers	16,032	13,745	45,223	40,450
Other sources of noninterest income	7,926	8,727	24,631	40,488
Total noninterest income	$23,958	$22,472	$69,854	$80,938
16.Subsequent Events
On October 1, 2021, the Company completed its previously announced merger with Bank of Commerce, for a total consideration of approximately $256.3 million. Through the merger, the Company acquired 100% of the voting equity interests of Bank of Commerce. The operating results of the Company for the nine months ended September 30, 2021 do not include the operating results of Bank of Commerce as the acquisition did not close until after the close of business on September 30, 2021. It is not practical to present other financial information related to the acquisition at this time because the fair value measurement of assets acquired and liabilities assumed has not been finalized.
On October 12, 2021, Columbia Banking System, Inc. and Umpqua Holdings Corporation (“Umpqua”) jointly announced a definitive agreement to combine, creating the second largest regionally focused bank by market share on the West Coast with assets exceeding $50 billion. Upon closing, this combination will create a broad network of more than 300 locations across Washington, Oregon, Idaho, California and Nevada under the Umpqua brand with wealth management services and products offered under the Columbia brand. The name of our parent company will remain Columbia Banking System, Inc. and our stock will continue to be traded under the “COLB” symbol. There can be no assurances this transaction will close on a timely basis or at all.
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
•risks related to the proposed merger with Umpqua Holdings Corporation (“Umpqua”) including, among others, (i) failure to complete the merger with Umpqua or unexpected delays related to the merger or either party’s inability to obtain regulatory or shareholder approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the proposed transaction with Umpqua that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vii) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (viii) expenses related to the proposed merger being greater than expected, and (ix) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations;
•the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the recent acquisition of Bank of Commerce and infrastructure may not be realized;
•the ability to successfully integrate Bank of Commerce, or to integrate future acquired entities;
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
•continued consolidation in the financial services industry resulting in the creation of larger financial institutions that have greater resources could change the competitive landscape;
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
Earnings Summary
Comparison of current quarter to prior year period
The Company reported net income for the third quarter of $53.0 million or $0.74 per diluted common share, compared to $44.7 million or $0.63 per diluted common share for the third quarter of 2020. Net interest income for the three months ended September 30, 2021 was $132.5 million, an increase of $7.8 million from the prior year period. The increase was primarily a result of an increase in interest income from securities.
The company recorded no provision for credit losses for the third quarter of 2021 compared to a provision of $7.4 million for the third quarter of 2020. The decrease in provision expense for the third quarter of 2021 compared to the third quarter of 2020 was principally the result of an improved economic forecast as the economy recovers from the COVID-19 pandemic.
Noninterest income for the current quarter was $24.0 million, an increase of $1.5 million from the prior year period. The increase was largely due to a gain on the sale of our health savings accounts to a third party in addition to higher card revenue and financial services and trust revenue, partially offset by a decrease in mortgage banking revenue.
Total noninterest expense for the quarter ended September 30, 2021 was $90.0 million, an increase of $4.9 million from the prior year period. This increase was primarily driven by higher legal and professional fees and data processing and software expense.

Comparison of current year-to-date to prior year period
The Company reported net income for the nine months ended September 30, 2021 of $159.9 million or $2.24 per diluted common share, compared to $95.9 million or $1.35 per diluted common share for the same period in 2020. Net interest income for the nine months ended September 30, 2021 was $382.0 million, an increase of $13.0 million from the prior year period. The increase was primarily a result of an increase in interest income from securities and a reduction in interest expense on FHLB advances and deposits, partially offset by a decline in interest income from loans.
The provision for credit losses for the nine months ended September 30, 2021 was a recapture of $6.3 million compared to a provision of $82.4 million for the first nine months of 2020. The decrease in the provision for the first nine months of 2021 compared to the same period in 2020 was due to an improved economic forecast as the economy recovers from the COVID-19 pandemic, which had its onset during the prior year-to-date period.
Noninterest income for the nine months ended September 30, 2021 was $69.9 million, a decrease of $11.1 million from the prior year period. The decrease was primarily due to the prior year period including a $16.4 million gain from the sale and upward adjustment to the carrying value of the Visa Class B restricted shares to the market price, partially offset by increases in card revenue and financial services and trust revenue.
For the nine months ended September 30, 2021, noninterest expense was $257.7 million, an increase of $7.5 million from $250.2 million for the same period in 2020. The increase from the prior year period was most attributable to increases in compensation and employee benefits expenses and legal and professional fees.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2021			2020
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,526,052	$106,345	4.43%	$9,744,336	$106,945	4.37%
Taxable securities	5,929,321	26,374	1.76%	3,511,690	19,102	2.16%
Tax exempt securities (2)	615,813	3,436	2.21%	436,351	2,962	2.70%
Interest-earning deposits with banks	749,585	284	0.15%	800,058	203	0.10%
Total interest-earning assets	16,820,771	136,439	3.22%	14,492,435	129,212	3.55%
Other earning assets	245,907			235,735
Noninterest-earning assets	1,263,431			1,237,315
Total assets	$18,330,109			$15,965,485
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	3,790,201	741	0.08%	3,200,407	947	0.12%
Interest-bearing demand	1,581,598	298	0.07%	1,296,076	337	0.10%
Savings accounts	1,391,221	54	0.02%	1,072,472	36	0.01%
Interest-bearing public funds, other than certificates of deposit	729,382	232	0.13%	621,786	397	0.25%
Certificates of deposit	329,547	143	0.17%	336,954	288	0.34%
Total interest-bearing deposits	7,821,949	1,468	0.07%	6,527,695	2,005	0.12%
FHLB advances and FRB borrowings	7,382	73	3.92%	54,173	166	1.22%
Subordinated debentures	35,000	435	4.93%	35,161	468	5.30%
Other borrowings and interest-bearing liabilities	55,815	24	0.17%	42,090	19	0.18%
Total interest-bearing liabilities	7,920,146	2,000	0.10%	6,659,119	2,658	0.16%
Noninterest-bearing deposits	7,820,301			6,790,790
Other noninterest-bearing liabilities	225,513			221,805
Shareholders’ equity	2,364,149			2,293,771
Total liabilities & shareholders’ equity	$18,330,109			$15,965,485
Net interest income (tax equivalent)		$134,439			$126,554
Net interest margin (tax equivalent)			3.17%			3.47%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $11.3 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively. The incremental accretion income on acquired loans was $884 thousand and $1.7 million for the three months ended September 30, 2021 and 2020, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.2 million for both the three months ended September 30, 2021 and 2020. The tax equivalent yield adjustment to interest earned on tax exempt securities was $722 thousand and $622 thousand for the three months ended September 30, 2021 and 2020, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021			2020
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,592,178	$308,730	4.30%	$9,370,101	$322,347	4.60%
Taxable securities	5,286,406	73,940	1.87%	3,304,295	58,533	2.37%
Tax exempt securities (2)	615,169	10,505	2.28%	415,973	8,733	2.80%
Interest-earning deposits with banks	650,203	595	0.12%	458,987	480	0.14%
Total interest-earning assets	16,143,956	$393,770	3.26%	13,549,356	$390,093	3.85%
Other earning assets	244,269			234,044
Noninterest-earning assets	1,247,801			1,256,525
Total assets	$17,636,026			$15,039,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	3,625,688	2,132	0.08%	2,925,672	3,649	0.17%
Interest-bearing demand	1,526,312	849	0.07%	1,211,958	1,160	0.13%
Savings accounts	1,311,118	139	0.01%	982,507	117	0.02%
Interest-bearing public funds, other than certificates of deposit	698,745	753	0.14%	512,548	1,693	0.44%
Certificates of deposit	331,910	506	0.20%	351,973	1,122	0.43%
Total interest-bearing deposits	7,493,773	4,379	0.08%	5,984,658	7,741	0.17%
FHLB advances and FRB borrowings	7,395	217	3.92%	455,303	6,191	1.82%
Subordinated debentures	35,034	1,371	5.23%	35,207	1,404	5.33%
Other borrowings and interest-bearing liabilities	51,787	66	0.17%	41,706	178	0.57%
Total interest-bearing liabilities	7,587,989	$6,033	0.11%	6,516,874	$15,514	0.32%
Noninterest-bearing deposits	7,482,888			6,073,718
Other noninterest-bearing liabilities	223,911			202,105
Shareholders’ equity	2,341,238			2,247,228
Total liabilities & shareholders’ equity	$17,636,026			$15,039,925
Net interest income (tax equivalent)		$387,737			$374,579
Net interest margin (tax equivalent)			3.21%			3.69%
__________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $26.0 million and $12.5 million for the nine months ended September 30, 2021 and 2020, respectively. The incremental accretion income on acquired loans was $2.8 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.5 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.2 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30, 2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$(2,419)	$1,819	$(600)
Taxable securities	11,256	(3,984)	7,272
Tax exempt securities	1,067	(593)	474
Interest-earning deposits with banks	(14)	95	81
Interest income	$9,890	$(2,663)	$7,227
Interest Expense
Deposits:
Money market accounts	$154	$(360)	$(206)
Interest-bearing demand	66	(105)	(39)
Savings accounts	12	6	18
Interest-bearing public funds, other than certificates of deposit	59	(224)	(165)
Certificates of deposit	(6)	(139)	(145)
Total interest on deposits	285	(822)	(537)
FHLB advances and FRB borrowings	(233)	140	(93)
Subordinated debentures	(2)	(31)	(33)
Other borrowings and interest-bearing liabilities	6	(1)	5
Interest expense	$56	$(714)	$(658)
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

	Nine Months Ended September 30, 2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$7,507	$(21,124)	$(13,617)
Taxable securities	29,642	(14,235)	15,407
Tax exempt securities	3,621	(1,849)	1,772
Interest earning deposits with banks	181	(66)	115
Interest income	$40,951	$(37,274)	$3,677
Interest Expense
Deposits:
Money market accounts	729	(2,246)	(1,517)
Interest-bearing demand	253	(564)	(311)
Savings accounts	36	(14)	22
Interest-bearing public funds, other than certificates of deposit	470	(1,410)	(940)
Certificates of deposit	(61)	(555)	(616)
Total interest on deposits	1,427	(4,789)	(3,362)
FHLB advances and FRB borrowings	(9,332)	3,358	(5,974)
Subordinated debentures	(7)	(26)	(33)
Other borrowings	59	(171)	(112)
Interest expense	$(7,853)	$(1,628)	$(9,481)
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of current quarter to prior year period
Net interest income for the third quarter of 2021 was $132.5 million, up from $124.7 million for the same quarter in 2020. The increase was mainly due to an increase in interest income from securities due to higher average balances.
The Company’s net interest margin (tax equivalent) decreased to 3.17% in the third quarter of 2021, from 3.47% for the prior year period. This decrease was driven by lower average rates on securities and a higher ratio of taxable securities to our overall interest-earning assets, which was partially offset by higher loan yields, impacted by accelerated fee recognition due to substantial PPP loan forgiveness and payoffs. The Company’s operating net interest margin (tax equivalent)1 decreased to 3.16% from 3.46% during the third quarter of 2020. The decrease was due to the items previously noted for the decrease in the net interest margin.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2021 was $382.0 million, compared to $369.0 million for the prior year period. The increase was mainly due to an increase in interest income from securities and a reduction in interest expense on FHLB advances and deposits, partially offset by a decrease in interest income for loans. The increase in interest income from securities was due to higher average balances. The decrease in interest expense was due to lower average balances of FHLB advances and lower rates on deposits. The decline in interest income from loans was mainly due to lower average rates.
1 Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis

The Company’s net interest margin (tax equivalent) decreased to 3.21% for the first nine months of 2021, from 3.69% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was driven by lower average rates on loans and securities as well as a higher ratio of taxable securities to our overall earning assets. The Company’s operating net interest margin (tax equivalent)2 for the nine months ended September 30, 2021 was 3.20% compared to 3.69% for the nine months ended September 30, 2020. The decrease was due to the items previously noted for the decrease in the net interest margin.
Provision for Credit Losses
Comparison of current quarter to prior year period
During the third quarter of 2021, the Company recorded no net provision for credit losses compared to a $7.4 million net provision during the third quarter of 2020. This was principally the result of an improved economic forecast as the economy recovers from the COVID-19 pandemic.
The net provision recapture for credit losses recorded during the current quarter also reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration, and the size and composition of the loan portfolio and changes in the economic environment during the third quarter of 2021. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The provision recapture for credit losses for the nine months ended September 30, 2021 was $6.3 million compared to a net provision of $82.4 million during the same period in 2020. The decrease in the provision for the first nine months of 2021 was due to the same factors discussed above for the quarterly provision for credit losses and the prior year provision was driven by the onset of the COVID-19 pandemic. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(dollars in thousands)
Deposit account and treasury management fees	$6,893	$6,658	$235	4%	$19,952	$20,538	$(586)	(3)%
Card revenue	4,889	3,834	1,055	28%	13,395	10,431	2,964	28%
Financial services and trust revenue	4,250	3,253	997	31%	11,876	9,481	2,395	25%
Loan revenue	5,184	6,645	(1,461)	(22)%	17,067	16,842	225	1%
Bank owned life insurance	1,585	1,585	—	—%	4,780	4,799	(19)	—%
Investment securities gains, net	—	—	—	N/A	314	16,674	(16,360)	(98)%
Other	1,157	497	660	133%	2,470	2,173	297	14%
Total noninterest income	$23,958	$22,472	$1,486	7%	$69,854	$80,938	$(11,084)	(14)%
Comparison of current quarter to prior year period
Noninterest income was $24.0 million for the third quarter of 2021, compared to $22.5 million for the same period in 2020. The increase was primarily due to a $750 thousand gain related to the sale of our health savings accounts to a third party which was recorded to other noninterest income, as well as higher card revenue and financial services revenue partially offset by a decrease in mortgage banking due to a decrease in the mortgage pipeline and total volume of funded loans.

2 Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2021, noninterest income was $69.9 million compared to $80.9 million for the same period in 2020, a decrease of $11.1 million. The decrease was principally due to the sale of 17,360 shares of Visa Class B restricted stock during the second quarter of 2020 for a gain of $3.0 million, which resulted in an observable market price. As a result, the Company wrote up its remaining 77,683 Visa Class B restricted shares to fair value resulting in a gain of $13.4 million, for a total gain of $16.4 million. Based on the existing transfer restriction and uncertainty regarding the outcome of Visa’s litigation that must be settled before the Visa Class B restricted shares may be converted into publicly traded Visa Class A common shares, the shares were previously carried at a zero-cost basis. This decrease was offset by increases in card revenue and financial services and trust revenue.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(dollars in thousands)
Compensation and employee benefits	$54,679	$55,133	$(454)	(1)%	$159,865	$156,018	$3,847	2%
Occupancy	9,695	8,734	961	11%	27,739	26,743	996	4%
Data processing and software	8,515	7,095	1,420	20%	24,368	22,175	2,193	10%
Legal and professional fees	4,894	3,000	1,894	63%	10,973	8,585	2,388	28%
Amortization of intangibles	1,835	2,193	(358)	(16)%	5,611	6,713	(1,102)	(16)%
B&O taxes	1,583	1,559	24	2%	4,332	3,427	905	26%
Advertising and promotion	678	680	(2)	—%	2,026	2,822	(796)	(28)%
Regulatory premiums	1,214	826	388	47%	3,431	1,894	1,537	81%
Net cost (benefit) of operation of OREO	4	(160)	164	(103)%	52	(348)	400	(115)%
Other	6,910	6,055	855	14%	19,285	22,190	(2,905)	(13)%
Total noninterest expense	$90,007	$85,115	$4,892	6%	$257,682	$250,219	$7,463	3%
The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Acquisition-related expenses:
Data processing	$1	$—	$1	$—
Legal and professional fees	2,153	—	2,663	—
Other	38	—	38	—
Total impact of acquisition-related expense to noninterest expense (1)	$2,192	$—	$2,702	$—
__________
(1) The Company completed the acquisition of Bank of Commerce on October 1, 2021. See Note 16 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this transaction.
Comparison of current quarter to prior year period
Noninterest expense was $90.0 million for the third quarter of 2021, an increase of $4.9 million from $85.1 million for the prior year period. This increase was mostly attributable to increases in legal and professional fees and data processing and software expense. The increase in legal and professional fees was due to the acquisition-related professional services associated with our acquisition of Bank of Commerce. With this acquisition there is an expectation of elevated acquisition-related expenses for the next several quarters.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2021, noninterest expense was $257.7 million, compared to $250.2 million for the same period in 2020, an increase of $7.5 million. The increase from the prior year period was mostly attributable to increases in compensation and employee benefits expense and legal and professional fees. The largest increases in compensation and employee benefits were stock compensation, incentives and commissions while the increase in legal and professional fees was the result of acquisition-related professional fees associated with our acquisition of Bank of Commerce.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Provision for unfunded loan commitments	$500	$800	$2,200	$4,600
Income Taxes
We recorded an income tax provision of $13.5 million for the third quarter of 2021, compared to a provision of $9.9 million for the same period in 2020, with effective tax rates of 20% and 18% for the third quarter of 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we recorded income tax provisions of $40.6 million and $21.4 million, respectively, with effective tax rates of 20% for the current year and 18% for the prior year period. Our effective tax rate remains lower than the statutory tax rate due to tax-exempt income from municipal securities, BOLI and certain loan receivables. For additional information, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2020.
FINANCIAL CONDITION
Total assets were $18.60 billion at September 30, 2021, an increase of $2.02 billion from December 31, 2020. Cash and cash equivalents increased $243.7 million. Loans increased $93.7 million during the first nine months of 2021, which was primarily the result of new loan production partially offset by loan payments and a decrease in line utilization. Debt securities available for sale were $4.83 billion at September 30, 2021, a decrease of $378.2 million from December 31, 2020 which was due to maturities and repayments and the Company transferring securities with a fair value of $2.01 billion from the available for sale classification to the held to maturity classification, partially offset by purchases. Total liabilities were $16.28 billion as of September 30, 2021, an increase of $2.04 billion from December 31, 2020. The increase was primarily due to an increase in demand and other noninterest-bearing deposits supported by PPP loan funds being deposited into our clients’ deposit accounts at the Bank, stimulus funds being distributed by the federal government and reduced expenditures by consumers and business clients.
Investment Securities
At September 30, 2021, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $4.83 billion compared to $5.21 billion at December 31, 2020 and debt securities held to maturity of $2.08 billion at September 30, 2021. The decrease in the debt securities available for sale from year-end is due to a transfer of securities with a fair value of $2.01 billion from the available for sale classification to the held to maturity classification, $2.41 billion in purchases, partially offset by $612.9 million in maturities, repayments and sales, a $134.2 million decline in unrealized gains and $27.6 million in premium amortization. The increase in debt securities held to maturity from year-end is due to the $2.01 billion transfer of securities into the held to maturity classification and purchases of $112.4 million, partially offset by $42.7 million in premium amortization and a $6.7 million decrease in unrealized gains. The average duration of our debt securities available for sale was approximately 4 years and 9 months at September 30, 2021. The average duration of our debt securities held to maturity was approximately 5 years and 7 months at September 30, 2021. These durations take into account calls, where appropriate, and consensus prepayment speeds.
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
At September 30, 2021, the market value of debt securities available for sale had a net unrealized gain of $58.2 million compared to a net unrealized gain of $212.6 million at December 31, 2020. The change in valuation was the result of fluctuations in market interest rates during the nine months ended September 30, 2021, in addition to there being less securities classified as available for sale at September 30, 2021 than December 31, 2020 as a result of the aforementioned transfer to the held to maturity classification. At September 30, 2021, the Company had $2.56 billion of debt securities available for sale with gross unrealized losses of $30.2 million; however, we did not consider these investment securities to have an indicated credit loss.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2021.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2021	December 31, 2020

	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,378,861	$3,814,387
Other asset-backed securities	415,909	357,479
State and municipal securities	781,173	753,572
U.S. government agency and government-sponsored enterprise securities	255,976	284,696
Total debt securities available for sale, at fair value	$4,831,919	$5,210,134
Debt securities held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,075,158	$—
Total debt securities held to maturity, at amortized cost	$2,075,158	$—
Equity securities	13,425	13,425
Total investment securities	$6,920,502	$5,223,559
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
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial real estate and commercial business loans. The following table sets forth our loan portfolio by type of loan for the dates indicated:

	September 30, 2021	% of Total	December 31, 2020	% of Total

	(dollars in thousands)
Commercial loans:
Commercial real estate	$4,088,484	42.9%	$4,062,313	43.0%
Commercial business	3,436,351	36.1%	3,597,968	38.2%
Agriculture	815,985	8.6%	779,627	8.3%
Construction	326,569	3.4%	268,663	2.8%
Consumer loans:
One-to-four family residential real estate	823,877	8.7%	683,570	7.3%
Other consumer	30,119	0.3%	35,519	0.4%
Total loans	$9,521,385	100.0%	$9,427,660	100.0%
Loans held for sale	$11,355		$26,481
Total loans increased $93.7 million from year-end 2020. This increase includes $543.3 million of new PPP loans as well as new non-PPP loan originations, partially offset by $857.9 million of PPP loan pay downs and forgiveness from the SBA as well as contractual payments and prepayments on non-PPP loans. The PPP loans were originated to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. To further assist our borrowers, the Company also offered loan deferrals to support borrowers during the COVID-19 pandemic.
The following table provides additional detail related to the Company’s COVID-19 deferrals:

	December 31, 2020	Ended (1)	Re-deferral	New Deferral	September 30, 2021	% Change

	(dollars in thousands)
Number of deferrals	70	(75)	3	11	9	(87.1)%
Balance of deferrals (2)	$146,725	$(143,923)	$17,213	$12,780	$32,795	(77.6)%
__________
1) Ended includes re-deferrals that have ended.
2) Balance of deferrals are gross of unearned income.

The following table provides additional detail related to the net discount (premium) of acquired and purchased loans by acquisition:

	September 30, 2021	December 31, 2020

	(in thousands)
Acquisition:
Pacific Continental	$6,353	$8,442
Intermountain	843	1,090
West Coast	1,234	1,695
All other purchased and acquired net discount (premium)	(4,699)	957
Total net discount at period end	$3,731	$12,184
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
Commercial Business Loans: Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of small to medium sized businesses. Commercial and industrial loans are primarily underwritten based on the identified cash flows of the borrower’s operations and secondarily on the underlying collateral provided by the borrower and/or the strength of the guarantor. The majority of these loan provide financing for working capital and capital expenditures. Loan terms, including, loan maturity, fixed or adjustable interest rate and collateral considerations, are based on factors such as the loan purpose, collateral type and industry and are underwritten on an individual loan basis.
Agriculture Loans: Agricultural lending includes agricultural real estate and production loans and lines of credit within our primary market area. We are committed to our Pacific Northwest communities offering seasonal and longer-term loans and operating lines of credit by lending officers with expertise in the agricultural communities we serve. Typical loan-to-value ratios on term loans can range from 55% to 80% depending upon the type of loan. Operating lines of credit require the borrower to provide a 20% to 25% equity investment. The debt coverage ratio is generally 1.25 or better on all term loans.
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

The following table sets forth, at the dates indicated, information with respect to our nonaccrual loans and total nonperforming assets:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial loans:
Commercial real estate	$2,871	$7,712
Commercial business	12,105	13,222
Agriculture	7,706	11,614
Construction	—	217
Consumer loans:
One-to-four family residential real estate	1,491	2,001
Other consumer	3	40
Total nonaccrual loans	24,176	34,806
OREO and OPPO	381	553
Total nonperforming assets	$24,557	$35,359

Loans, net of unearned income	$9,521,385	$9,427,660
Total assets	$18,602,462	$16,584,779

Nonperforming loans to period-end loans	0.25%	0.37%
Nonperforming assets to period-end assets	0.13%	0.21%
At September 30, 2021, nonperforming assets were $24.6 million, compared to $35.4 million at December 31, 2020. Nonperforming assets decreased $10.8 million during the nine months ended September 30, 2021, primarily due to decreases in commercial real estate and agriculture nonaccrual loans. For information on OREO, see Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.

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
At September 30, 2021, our ACL was $142.8 million, or 1.50% of total loans (excluding loans held for sale). This compares with an ACL of $149.1 million, or 1.58% of total loans (excluding loans held for sale) at December 31, 2020 and an ACL of $157.0 million or 1.62% of total loans (excluding loans held for sale) at September 30, 2020. The decrease from year end was primarily due to an improved economic forecast as the economy recovers from the COVID-19 pandemic. The ACL at September 30, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.

The following table provides an analysis of the Company’s ACL at the dates and the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Beginning Balance	$142,988	$151,546	$149,140	$83,968
Impact of adopting ASC 326	—	—	—	1,632
Charge-offs:
Commercial loans:
Commercial real estate	—	—	(316)	(101)
Commercial business	(1,183)	(3,164)	(5,493)	(10,290)
Agriculture	—	(1,269)	(122)	(5,995)
Consumer loans:
One-to-four family residential real estate	—	(16)	(146)	(26)
Other consumer	(296)	(133)	(808)	(599)
Total charge-offs	(1,479)	(4,582)	(6,885)	(17,011)
Recoveries:
Commercial loans:
Commercial real estate	518	65	570	92
Commercial business	328	1,124	4,416	2,795
Agriculture	6	27	23	69
Construction	8	11	575	688
Consumer loans:
One-to-four family residential real estate	203	1,301	757	2,005
Other consumer	213	76	489	330
Total recoveries	1,276	2,604	6,830	5,979
Net charge-offs	(203)	(1,978)	(55)	(11,032)
Provision (recapture) for credit losses	—	7,400	(6,300)	82,400
Ending balance	142,785	156,968	142,785	156,968
Total loans, net at end of period, excluding loans held for sale	$9,521,385	$9,688,947	$9,521,385	$9,688,947
ACL to period-end loans	1.50%	1.62%	1.50%	1.62%
Allowance for unfunded commitments and letters of credit
Beginning Balance	$10,000	$8,800	$8,300	$3,430
Impact of adopting ASC 326	—	—	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	500	800	2,200	4,600
Ending balance	$10,500	$9,600	$10,500	$9,600

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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits increased $2.08 billion from December 31, 2020. The second round of PPP loans during the nine months ended September 30, 2021 had an impact on our deposits, as our clients deposited these funds into their accounts. In addition, management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2021, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $802.5 million, or 5.0% of total deposits, compared to $605.9 million or 4.4% at year-end 2020. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total

	(dollars in thousands)
Demand and other noninterest-bearing	$7,971,680	50.0%	$6,913,214	49.8%
Money market	3,076,833	19.3%	2,780,922	20.1%
Interest-bearing demand	1,646,816	10.3%	1,433,083	10.3%
Savings	1,416,376	8.9%	1,169,721	8.4%
Interest-bearing public funds, other than certificates of deposit	740,281	4.6%	656,273	4.7%
Certificates of deposit, less than $250,000	190,402	1.2%	201,805	1.5%
Certificates of deposit, $250,000 or more	108,483	0.7%	108,935	0.8%
Certificates of deposit insured by the CD Option of IntraFi Network Deposits	26,835	0.2%	23,105	0.2%
Brokered certificates of deposit	5,000	—%	5,000	—%
Reciprocal money market accounts	770,693	4.8%	577,804	4.2%
Total deposits	$15,953,399	100.0%	$13,869,862	100.0%

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities, and residential, commercial and commercial real estate loans. At both September 30, 2021 and December 31, 2020, we had FHLB advances of $7.4 million.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2021 and December 31, 2020, we had deposit customer sweep-related repurchase agreements of $40.0 million and $73.9 million, respectively, which mature on a daily basis.
Subordinated debentures are another source of funding. The Company assumed $35.0 million in aggregate principal amount with its acquisition of Pacific Continental on November 1, 2017. These subordinated debentures, which are unsecured, were callable on June 30, 2021 and have a stated maturity date of June 30, 2026.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At both September 30, 2021 and December 31, 2020, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2021.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2021, we had commitments to extend credit of $3.13 billion compared to $2.83 billion at December 31, 2020.
Capital Resources
Shareholders’ equity at September 30, 2021 was $2.32 billion, compared to $2.35 billion at December 31, 2020. Shareholders’ equity was 12% and 14% of total period-end assets at September 30, 2021 and December 31, 2020, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2020 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of September 30, 2021, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at September 30, 2021 and December 31, 2020.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of September 30, 2021 and December 31, 2020 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary as of the dates presented below:

	Company		Columbia Bank
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
CET1 risk-based capital ratio	12.79%	12.88%	12.71%	13.08%
Tier 1 risk-based capital ratio	12.79%	12.88%	12.71%	13.08%
Total risk-based capital ratio	14.25%	14.45%	13.87%	14.33%
Leverage ratio	8.43%	8.86%	8.42%	9.08%
Capital conservation buffer	6.25%	6.45%	5.87%	6.33%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2020, our board of directors approved a stock repurchase program to repurchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million. There were no share repurchases during the three or nine months ended September 30, 2021.
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$134,439	$126,554	$387,737	$374,579
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	(884)	(1,665)	(2,795)	(4,831)
Premium amortization on acquired securities	422	701	1,474	2,803
Interest reversals on nonaccrual loans (2)	—	393	—	1,854
Operating net interest income (tax equivalent) (1)	$133,977	$125,983	$386,416	$374,405

Average interest earning assets	$16,820,771	$14,492,435	$16,143,956	$13,549,356
Net interest margin (tax equivalent) (1)	3.17%	3.47%	3.21%	3.69%
Operating net interest margin (tax equivalent) (1)	3.16%	3.46%	3.20%	3.69%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $1.9 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and an addition to net interest income of $5.7 million and $5.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The following table summarizes the expected impact if interest rates gradually increased or decreased over a one or two year period, based on the results of the simulation model as of September 30, 2021:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$3,903	0.84%	$37,256	8.12%
-100	$(6,591)	(1.41)%	$(27,066)	(5.90)%
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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020 other than as set forth below.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger with Umpqua and the subsequent merger of Columbia State Bank and Umpqua Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the FRB and the FDIC and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Columbia nor Umpqua, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.

Failure to complete the merger could negatively impact Columbia.
If the merger is not completed for any reason, including as a result of Columbia shareholders or Umpqua shareholders failing to approve certain matters in connection with the merger at each company’s respective special meeting, there may be various adverse consequences and Columbia may experience negative reactions from the financial markets and from its customers and employees. For example, Columbia’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Columbia’s common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Columbia also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Columbia to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, Columbia may be required to pay a termination fee of $145 million to Umpqua.

Additionally, Columbia has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, Columbia would have to pay these expenses without realizing the expected benefits of the merger.

Combining Columbia and Umpqua may be more difficult, costly or time-consuming than expected, and Columbia may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Columbia and Umpqua. To realize the anticipated benefits and cost savings from the merger, Columbia and Umpqua must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If Columbia and Umpqua are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
Columbia and Umpqua have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on Columbia during this transition period and for an undetermined period after completion of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Columbia and Umpqua. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

The combined company may be unable to retain Columbia and/or Umpqua personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Columbia and Umpqua. It is possible that these employees may decide not to remain with Columbia or Umpqua, as applicable, while the merger is pending or with the combined company after the merger is consummated. If Columbia and Umpqua are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Columbia and Umpqua could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Columbia and Umpqua also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Columbia will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Columbia. These uncertainties may impair Columbia’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Columbia to seek to change existing business relationships with Columbia. In addition, subject to certain exceptions, Columbia has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of Umpqua. These restrictions may prevent Columbia from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Columbia has incurred and is expected to incur substantial costs related to the merger and integration.
Columbia has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by Columbia regardless of whether or not the merger is completed.

Shareholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of Columbia.
Shareholders may bring claims in connection with the proposed merger and, among other remedies, may seek damages or an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting Columbia or Umpqua from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to Columbia, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of Columbia.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of the Columbia shareholders and the Umpqua shareholders of certain matters relating to the merger at each company’s respective special meeting; (ii) the receipt of required regulatory approvals, including the approval of the FRB and the FDIC; and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder approvals, or Umpqua or Columbia may elect to terminate the merger agreement in certain other circumstances.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2021:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2021 - 7/31/2021	528	$34.59	—	3,500,000
8/1/2021 - 8/31/2021	202	35.47	—	3,500,000
9/1/2021 - 9/30/2021	103	37.53	—	3,500,000
	833	35.17	—
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

COLUMBIA BANKING SYSTEM, INC.

Date:	November 4, 2021	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2021	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2021	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)