Form 10-K
period 2021-12-31
COLUMBIA BANKING SYSTEM, INC.
filed 2022-02-25
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2021 was $2,749,660,927 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2022 was 78,538,191.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2022 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2021

i

Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of the Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

401(k) Plan	401(k) and Profit Sharing Plan	FINRA/SIPC	Financial Industry Regulatory Authority/Securities Investor Protection Corporation
ACH	Automated Clearing House	FRB	Federal Reserve Bank
ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles
AFS	Available for Sale	GDP	Gross Domestic Product
ALLL	Allowance for Loan and Lease Losses	HTM	Held to maturity
ASC	Accounting Standards Codification	IDI	Insured Depository Institutions
ASU	Accounting Standards Update	Intermountain	Intermountain Community Bancorp
ATM	Automated Teller Machine	Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
Bank of Commerce	Bank of Commerce Holdings	IRA	Individual Retirement Account
B&O	Business and Occupation	IRS	Internal Revenue Service
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	KBW	Keefe, Bruyette & Woods
Basel Committee	Basel Committee on Banking Supervision	LGBTQIA+	Lesbian, gay, bisexual, transgender, queer, intersex, asexual, plus
BHCA	Bank Holding Company Act of 1956	LIBOR	London Interbank Offering Rate
BOLI	Bank Owned Life Insurance	LLC	Limited Liability Company
BSA	Bank Secrecy Act	N/A	Not applicable
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank	NASDAQ	National Association of Securities Dealers Automated Quotations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	N/M	Not Meaningful
CCPA	California Consumer Protection Act of 2018	NOL	Net Operating Loss
CPRA	California Privacy Rights Act	OCC	Office of the Comptroller of the Currency
CDI	Core Deposit Intangible	OPPO	Other Personal Property Owned
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CEO	Chief Executive Officer	Pacific Continental	Pacific Continental Corporation
CET1	Common Equity Tier 1	Patriot Act	Includes 2006 amendments to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 which was intended to combat terrorism.
CFO	Chief Financial Officer	PCD	Purchased Credit Deteriorated
CFPB	Consumer Financial Protection Bureau	PPP	Paycheck Protection Program
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PPPLF	Paycheck Protection Program Liquidity Facility
COVID-19	Novel Coronavirus	RSA	Restricted Stock Award
CRA	Community Reinvestment Act of 1977	RSU	Restricted Stock Unit
DIF	Deposit Insurance Fund	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SERP	Supplemental Executive Retirement Plan
EPS	Earnings Per Share	SOFR	Secured Overnight Financing Rate
ESP Plan	Employee Stock Purchase Plan	SOX	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	Umpqua	Umpqua Holdings Corporation
FDIA	Federal Deposit Insurance Act	Unit Plans	Supplemental compensation arrangements
FDIC	Federal Deposit Insurance Corporation	TDRs	Troubled Debt Restructurings
Federal Reserve	Board of Governors of the Federal Reserve System	West Coast	West Coast Bancorp
FHLB	Federal Home Loan Bank of Des Moines

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
•continued increases in inflation, and the risk that information may differ, possibly materially, from expectations, and actions taken by the Federal Reserve in response to inflation and their potential impact on economic conditions;
•risks related to the proposed merger with Umpqua including, among others, (i) failure to complete the merger with Umpqua or unexpected delays related to the merger or either party’s inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the proposed transaction with Umpqua that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vii) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (viii) expenses related to the proposed merger being greater than expected, and (ix) shareholder litigation that could prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations;
•the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions (including the recent acquisition of Bank of Commerce) and infrastructure may not be realized;
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
•the risks from climate change and its potential to disrupt our business and adversely impact the operations and creditworthiness of our customers;
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

PART I
ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,” “the Company” and “Columbia”) is a registered bank holding company whose wholly owned banking subsidiary is Columbia State Bank (“Columbia Bank” or “the Bank”). Established in 1993 in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals throughout Washington, Oregon, Idaho and California. The Company’s subsidiary Columbia Trust Company (“Columbia Trust”) is an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Washington, Oregon and Idaho.
The vast majority of Columbia Bank’s loans and deposits are within its service areas in Washington, Oregon, Idaho and California. Columbia Bank is a Washington state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC. Columbia Bank is subject to regulation by the FDIC, the Washington State Department of Financial Institutions Division of Banks, the Oregon Department of Consumer and Business Services Division of Financial Regulation, the Idaho Department of Finance and the California Department of Financial Protection and Innovation. Although Columbia Bank is not a member of the Federal Reserve System, the Federal Reserve has certain supervisory authority over the Company, which can also affect Columbia Bank.
Business Overview
Having celebrated our 28th anniversary in 2021, our goal is to be a leading West Coast regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for exceptional customer satisfaction in order to be recognized as the bank of choice for individual and business customers in all markets we serve.
We have established a network of 153 branches in Washington, Oregon, Idaho and California as of December 31, 2021, from which we intend to grow market share. We operate 68 branches in 21 counties in the state of Washington, 59 branches in 16 counties in Oregon, 15 branches in 10 counties in Idaho and 11 branches in seven counties in California.
Our branch system funds our lending activities and allows us to better serve both retail and business depositors. We believe this approach enables us to expand lending activities while attracting a stable deposit base and enhancing utilization of our full range of products and services. To support our strategy of market penetration and increased profitability, while continuing our personalized banking approach, we have invested in experienced banking and administrative personnel and have incurred related costs in the creation of our branch network. Our branch system and other delivery channels are continually evaluated as an important component of ongoing efforts to improve efficiencies without compromising customer service. We have continued to enhance our digital services by offering a seamless digital experience. Our suite of digital products allows clients to easily manage their finances across all devices, enabling them to bank when, how and where they choose.
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diversified loan and deposit portfolio. We continue to build our strong deposit base, expanding total revenue and controlling expenses in an effort to gain operational efficiencies and increase our return on average tangible equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our diverse products, our strategic branch locations and the long-standing community presence of our managers and staff, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments and other financial services. We are dedicated to increasing market share in the communities we serve by continuing to leverage our existing branch network and considering business combinations that are consistent with our expansion strategy up and down the West Coast. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.
Consistent with that strategy, on October 12, 2021, we announced a definitive agreement to combine with Umpqua Holdings Corporation, the parent company of Umpqua Bank headquartered in Portland, Oregon, with $30.64 billion in assets as of December 31, 2021. The combined company will have over 300 banking offices throughout Washington, Oregon, Idaho, California and Nevada. Under the terms of the agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share. The combined company will operate under the Columbia Banking System name and will trade under Columbia Banking’s ticker symbol “COLB.” Regulatory applications have been filed and shareholders of both companies overwhelmingly approved the combination at special shareholder meetings on January 26, 2022. We expect the transaction to close in mid-2022.

In addition, on October 1, 2021 the Company completed its acquisition of Bank of Commerce. The Company acquired approximately $2.04 billion in assets, including $1.08 billion in loans measured at fair value, and approximately $1.74 billion in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.
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
• Digital Banking
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
In addition, Columbia Connect, our personal digital banking platform, allows our personal banking customers to safely and securely conduct their banking business 24 hours a day, 7 days a week across all of their devices. Columbia Connect has simple navigation and provides access to frequently used features including depositing checks, paying bills, transferring funds, or locating the nearest Columbia Bank branch or ATM.
Business Banking: A variety of checking, savings, interest-bearing money market and certificate of deposit accounts are offered to business banking customers to satisfy all their banking needs. In addition to these core banking products, we provide a breadth of services to support the complete financial needs of small and middle market businesses including Business Debit and Credit Cards, Business Loans, Professional Banking, Treasury Management, Merchant Card Services, and International Banking. We offer several online and mobile banking options to our business customers, allowing them the flexibility to manage business finances from a wide range of locations.
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
Treasury Management
Columbia Bank’s diversified Treasury Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions. Columbia’s clients, of all sizes, choose from a full range of transaction and Treasury Management tools to gain more control over their money. Treasury Management solutions include Business Online and Mobile Banking, Business Bill Pay, ACH collections and payments, Remote Deposit Capture and a variety tools to protect against fraud and manage excess funds.
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

Private Banking
Columbia offers affluent clientele and their businesses complex financial solutions, such as deposit and treasury management services, credit services and wealth management strategies. Each private banker coordinates a relationship team of experienced financial professionals to meet the unique needs of each discerning customer.
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
Competition
Our industry is highly competitive. Several other financial institutions with greater resources compete for banking business in our market areas. These competitors have the ability to make larger loans, finance extensive advertising and promotional campaigns, access international financial markets and allocate their investment assets to regions of highest yield and demand. In addition to competition from other banking institutions, we continue to compete with non-banking companies such as credit unions, brokerage houses, financial technology companies and other financial services companies. We compete for deposits, loans and other financial services by offering our customers similar breadth of products as our larger competitors while delivering a more personalized service level.
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
Effective January 1, 2020, we added a Chief Marketing & Experience Officer to the Company’s executive team whose focus is to assist and enhance the overall employee experience – from recruitment through retirement. We strongly believe that our success depends on employees understanding how their work contributes to our overall strategy. Open and direct communication is encouraged through a variety of channels including quarterly all-company CEO update calls, frequent email communications, our internal intranet and employee engagement surveys. In 2021, we added a Labor and Human Rights Principles statement further emphasizing our expectations including non-discrimination practices, mental health management, work-life balance, employment security, training and education and human rights.
Our continued commitment to employees is demonstrated by Columbia Bank’s being honored as a Best Place to Work across our footprint. Columbia Bank has been named one of Washington’s Best Places to Work by Puget Sound Business Journal 13 times. In addition, Columbia has been named a Top Place to Work in Oregon and SW Washington by The Oregonian and one of the Best Places to Work in Idaho according to Populus Marketing Research.
Demographics: As of December 31, 2021 the company employed 2,260 full and part-time employees. None of these employees is represented by a collective bargaining agreement. During fiscal year 2021, we hired 565 employees. Our voluntary annual turnover rate was 28.8% in 2021, which compares to 18.3% in 2020.
Diversity, Equity and Inclusion: Columbia Bank promotes diversity and equity and fosters an inclusive work environment that supports our workforce and the communities we serve. Our goal is to recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to comply with all laws applicable to discrimination in the workplace. We continue to enhance our diversity, equity and inclusion practices, which are guided by our executive leadership team and overseen by the Board of Director’s Governance and Nominating Committee. We have partnerships with Circa, Bankwork$ and Hiring our Heroes to engage and attract underrepresented talent populations.
1 The Do RIGHT values consist of:
R: Build enduring RELATIONSHIPS with clients and each other
I: Drive INNOVATION that simplifies life and work
G: Seek continuous GROWTH in your personal and professional development
H: Commit with HEART to serve others
T: Extend TRUST in order to receive it

Since 2019, we have engaged with third party consulting firms to expand our diversity, equity and inclusion practices throughout the bank, which have included training for our board, executive teams, senior management teams and all managers. We have also held multiple executive management listening sessions with employees who identify as people of color, women, members of the LGBTQIA+ community and employees with disabilities. We are committed to further expansion and deepening of our diversity, equity and inclusion program and practices in 2022.
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
Professional Development & Learning: We strongly encourage and support continuous learning and development, and we invest in all our employees by providing educational opportunities through internal and external sources. These include, but are not limited to, job-specific training, compliance updates, anti-corruption training for all staff including management, safety and security protocols, and information on new product and service offerings. Additionally, we have a robust leadership development and succession-planning program that includes leadership excellence programs through action learning, on-the-job training, and focused individual development plans. We are an industry leader in offering an internal coaching program, provided by our internal International Coaching Federation Professional certified coaches. In response to the impact of COVID-19 that began in 2020, we have continued to leverage virtual training offering robust training both internally and through industry and professional associations.
Workplace Safety & Wellness: Columbia Bank has detailed policies and plans in place to respond to physical threats and related risks in the workplace. While COVID-19 amplified the focus on safety and wellness, Columbia Bank was able to leverage existing policies and resources to support both physical and mental health for all employees. This included an employee assistance program and different channels for speaking with medical professionals such as 98point6, Doctor on Demand, Talkspace, Care Chat and enhanced access to E-visits, video visits and access to consulting nurses.
With regard to COVID-19, we had a phased, detailed and well-tested pandemic plan in place and began executing the first phase in the first quarter of 2020. This included moving employees capable of working from home to remote work and implementing social distancing and cleaning protocols that adhere to Center for Disease Control recommendations in all of our facilities, as well as complying with individual state restrictions. We have continued to follow that plan throughout 2021 as new variants have emerged, escalating our response at predetermined trigger points.
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

Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia State Bank, which operates under the name Columbia Bank in Washington, Oregon, Idaho and California. This regulatory framework is primarily designed for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders or non-depository creditors. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
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
Federal and State Bank Holding Company Regulation
General.  The Company is a bank holding company as defined in the BHCA, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. As of the date of this report, we have not elected to be treated as a financial holding company, but we intend to elect such status in connection with our proposed merger with Umpqua.
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
In July 2021, the Biden administration issued an executive order on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers. A number of large bank deals that were pending at the time of the executive order have not yet obtained approval, despite their being filed earlier in 2021. We are unable to predict what impact the executive order will have on the timing of or ability to obtain regulatory approvals of mergers, including our pending merger with Umpqua.
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
State Law Restrictions. As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.
Federal and State Regulation of Columbia Bank
General. The deposits of Columbia Bank, a Washington chartered commercial bank with branches in Washington, Oregon, Idaho and California, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions’ Division of Banks and the FDIC. In connection with our proposed merger with Umpqua, it is proposed that the Bank will merge with and into Umpqua Bank, following which our bank subsidiary will be subject to supervision and regulation by the Oregon Department of Consumer and Business Services Division of Financial Regulation. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Furthermore, under the FDIA, insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. With respect to branches of Columbia Bank in Oregon, Idaho and California, the Bank is also subject to certain laws and regulations governing its activities in those states.
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
Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, OCC or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of such transactions. The Bank received a rating of “outstanding” in its most recently completed CRA examination (for the period of April 1, 2017 through May 4, 2020). In May 2020, the OCC issued a final CRA rule (the “2020 CRA Rule”), which became effective October 1, 2020, which created a new CRA framework. In December 2021, the OCC issued a new final CRA rule (the “2021 CRA Rule”) to rescind the 2020 CRA Rule and replace it with rules based on the 1995 CRA rules, as revised, that were issued jointly by the OCC, Federal Reserve and FDIC. Due to the fact that many aspects of the 2020 CRA Rule had not yet been implemented and because of certain transition provisions in the 2021 CRA Rule, the Company does not expect the 2021 CRA Rule to have a significant effect on the Bank. Management will continue to evaluate any changes to CRA regulations.
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

Dividends
Columbia is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, Columbia is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. A significant portion of our income comes from dividends from the Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Washington law regarding the level of dividends that it may pay to the Company (if the proposed merger with Umpqua is completed, the Bank following its merger into Umpqua Bank will be subject to Oregon limitations instead). Washington law limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency (under Oregon law, a bank may not pay dividends greater than the bank’s unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the institution).
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor, and if the proposed merger with Umpqua is completed, the Oregon Department of Consumer and Business Services Division of Financial Regulation will monitor the capital adequacy of the Bank. The Capital Rules are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee. As of December 31, 2021, we and the Bank met all capital adequacy requirements under the Capital Rules, as described below.
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
As of December 31, 2021, we and the Bank met the capital requirements to be well-capitalized with CET1 capital ratios of 13.01% and 13.06%, respectively, Tier 1 capital ratios of 13.01% and 13.06%, respectively, total capital ratios of 14.21% and 14.18%, respectively, and Tier 1 leverage ratios of 8.55% and 8.60%, respectively.

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
On December 15, 2020, the FDIC issued a final rule intended to modernize its brokered deposit regulations in light of modern deposit-taking methods. The final rule establishes a new framework for certain provisions of the “deposit broker” definition and amends the FDIC’s interest rate methodology for calculating the national rate, the national rate cap, and the local market rate cap. The final rule became effective on April 1, 2021 with an extended compliance date of January 1, 2022.
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

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. For example, the Company is subject to the CCPA and its implementing regulations. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act of 1999, as amended. In November 2020, voters in the CPRA, a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, and disclosure by covered businesses. The key provisions of the CPRA will become effective on January 1, 2023. Similar laws may in the future be adopted by other states where the Company does business. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws. Furthermore, privacy and data protection areas are expected to receive further attention at the federal level. The potential effects of state or federal privacy and data protection laws on the Company’s business cannot be determined at this time, and will depend both on whether such laws are adopted by states in which the Company does business and/or at the federal level and the requirements imposed by any such laws.
Cybersecurity
The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would address five categories of cyber standards which include (i) cyber risk governance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the Federal Reserve will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards. If we complete the pending merger with Umpqua, we will likely have greater than $50 billion in total consolidated assets.
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
In November 2021, the U.S. federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised insured depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector.
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
Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under applicable rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
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
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may in the future adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variances of COVID-19 and the widespread availability, use and effectiveness of vaccines over the long term and against new variants, which are highly uncertain and cannot be predicted.
While financial markets rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and in 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted through the beginning of 2022, including (i) muted levels of business activity across many sectors of the economy, weakened consumer confidence and disruptions to the global supply chain; (ii) elevated levels of market volatility; (iii) the federal funds rate and yields on U.S. Treasury securities near zero; (iv) the exacerbation of recent inflationary trends; (v) heightened credit risk with regard to industries that have been most severely impacted by the pandemic; and (vi) higher cyber security, information security and operational risks as a result of work-from-home arrangements. Depending on the duration and severity of the COVID-19 pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur.
Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity, and certain authorities have indicated an intention, or are under pressure to, wind down certain of these measures to counter inflationary trends. We also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on economic and market conditions.
The length of the pandemic and the efficacy of the extraordinary measures that have been put in place to address it are unknown. For example, the omicron variant of COVID-19 has led to a spike in COVID-19 cases across the United States, has led to travel and other disruptions, and certain governmental authorities and other third parties have re-imposed restrictions in order to respond to the rise in cases attributable to the omicron variant of COVID-19. Until the pandemic subsides, we may experience draws on lines of credit, reduced revenues in our wealth management businesses and increased client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section or in the “Risk Factors” section of any subsequent Quarterly Report on Form 10-Q.
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
We have in the past sought, and expect in the future to continue to seek, to grow our business by acquiring other businesses. As of the date of this report, our proposed combination with Umpqua is pending consummation. Risks specifically associated with this pending merger can be found below under the heading “Risks Relating to our Pending Merger with Umpqua.” Our acquisitions, including our recently completed acquisition of Bank of Commerce, may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.
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

Risks Relating to our Pending Merger with Umpqua
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed merger with Umpqua.
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
Failure to complete the proposed merger with Umpqua could negatively impact Columbia.
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
Columbia will be subject to business uncertainties and contractual restrictions while the merger with Umpqua is pending.
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

Shareholder litigation related to the merger with Umpqua could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of Columbia.
Shareholders have brought claims in connection with the proposed merger and, among other remedies, seek damages and an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting Columbia or Umpqua from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to Columbia, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of Columbia.
The merger agreement between the Company and Umpqua may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of the Columbia shareholders and the Umpqua shareholders of certain matters relating to the merger at each company’s respective special meeting (which approvals were obtained on January 26, 2022); (ii) the receipt of required regulatory approvals, including the approval of the FRB and the FDIC; and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
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
Accounting standards require that we account for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, DCF analysis and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-downs, which could have a material adverse impact on our earnings and shareholders’ equity.

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
We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
We rely on third parties to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third-party risk through a variety of means, including the performance of due diligence and ongoing monitoring of vendor performance, there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance. Because of the COVID-19 pandemic, many of our counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risk of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
Our third-party partners may also rely on their own business partners and service providers in the ordinary course of their business. Although we seek to diversify our exposure to third-party partners in order to increase our resiliency, we are nevertheless exposed to the risk that a disruption or other information technology event at a common service provider to our vendors could impede their ability to provide products or services to us, which in turn could harm our business and operations, strategic growth objectives and financial performance.
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
Substantially all of our loan and deposit customers are businesses and individuals in Washington, Oregon, Idaho and California, and soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. A deterioration in the market areas we serve could result in the following consequences, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
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
•low-cost or noninterest-bearing deposits may decrease; and
•demand for our loan and other products and services may decrease.
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
As of December 31, 2021, 63% of our total gross loans were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
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
We adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments effective January 1, 2020. This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit. This standard changed the prior incurred loss model for recognizing credit losses, and adoption of the new standard required us to increase our allowance, and greatly increased the types of data we need to collect and review to determine the appropriate level of the allowance.

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
Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Although it is expected that the Federal Reserve will increase the target federal funds rate in 2022 to combat recent inflationary trends, if interest rates do not rise, or if the Federal Reserve were to lower the target federal funds rate to below 0%, these low rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets.
Interest rates on certain of our outstanding financial instruments are subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The United Kingdom’s Financial Conduct Authority and the benchmark administrator for the U.S. Dollar LIBOR have announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. We may be adversely impacted by the changes involving LIBOR and other benchmark rates as a result of our business activities and our underlying operations, and interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the SOFR as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. However, the introduction of, and adoption of, successor rates had been slow until late 2021. There continues to be substantial uncertainty as to the ultimate effects of LIBOR transition, including with respect to the acceptance and use of SOFR or other alternative benchmark rates. The characteristics of these new rates are not identical to the benchmarks they seek to replace, will not produce the exact economic equivalent as those benchmarks, and may perform differently in a variety of market conditions compared to those benchmarks. For example, during the COVID-19 pandemic period, there has been more volatility in relation to SOFR as compared to LIBOR. The SOFR markets have not yet developed into robust markets, which may present continuing risks as the June 30, 2023 cessation date approaches. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
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
Our securities portfolio currently includes securities with unrecognized losses. As of December 31, 2021, gross unrealized losses in our securities portfolio were $57.9 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities may come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any securities with an associated credit loss each reporting period, as required by GAAP in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize credit losses with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
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
Climate change concerns could adversely affect our business, affect client activity levels and damage our reputation.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Our business is subject to the risks of earthquakes, tsunamis, floods, fires and other natural catastrophic events.
A major catastrophe, such as an earthquake, tsunami, flood, fire or other natural disaster, including those caused or exacerbated by climate change, could result in a prolonged interruption of our business. For example, our headquarters are located in Tacoma, Washington and we have operations throughout the Northwest, a geographical region that has been or may be affected by earthquakes, wildfires, tsunamis and flooding activity, and in Northern California, a geographical region that has been and continues to be affected by earthquakes and wildfires. Because we primarily serve individuals and businesses in the Northwest and Northern California, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our operating cash flows from dividends and other payments from the Bank. These dividends and payments are the principal source of funds to pay dividends on our capital stock and interest and principal on any debt we may have. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse impact on our business, financial condition, results of operations and prospects.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The Company’s principal properties include our corporate headquarters which is located at 13th & A Street, Tacoma, Washington, two operations facilities in Pierce County, Washington, one operations facility in Vancouver, Washington, one operations facility in Wilsonville, Oregon, and one operations center in Redding, California.
The Company’s branch network as of December 31, 2021 is made up of 153 branches located throughout several Washington, Oregon, Idaho and California counties compared to 145 branches at December 31, 2020. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table:

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	68	50	18
Oregon branches	59	32	27
Idaho branches	15	10	5
California branches	11	9	2
Total Columbia Bank branches	153	101	52
For additional information concerning our premises and equipment and lease obligations, see Notes 8 and 10 respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding the Company’s legal proceedings, please see Note 19, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
The Company’s common stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “COLB.” At January 31, 2022, the number of shareholders of record was 3,165. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2021, there were no stock options outstanding. Additional information about stock options and other equity compensation plans is included in Note 24 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2021:

	Year Ended December 31, 2021
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	—	$—	2,142,397
Equity compensation plans not approved by security holders	—	—	—
 __________
(1)Includes 1,982,124 shares available for future issuance under the current stock option and equity compensation plan and 160,273 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2021.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2021:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
10/1/2021 - 10/31/2021	—	$—	—	3,500,000
11/1/2021 - 11/30/2021	1,074	35.18	—	3,500,000
12/1/2021 - 12/31/2021	84	33.05	—	—
	1,158	35.03	—
 __________
(1)Common shares repurchased by the Company during the quarter consisted of cancellation of 1,158 shares of common stock to pay the shareholders’ withholding taxes. There were no shares of common stock purchased under the Company’s stock repurchase program during the quarter.
(2)On October 28, 2020, the board of directors approved a stock repurchase program to repurchase up to 3.5 million shares of its outstanding stock, up to a maximum aggregate purchase price of $100.0 million through December 31, 2021. The plan expired on December 31, 2021.

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
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite and the KBW Regional Banking Index was $100 on December 31, 2016, and that all dividends were reinvested.

Index	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Columbia Banking System, Inc.	100.00	99.35	85.41	99.41	91.83	86.10
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
KBW Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65
Source: Bloomberg LP, New York City, NY

ITEM 6.     RESERVED

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
Critical Accounting Policies and Estimates
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
Allowance for Credit Losses
The Company’s determination of its ACL is a critical accounting estimate. The allowance for credit losses under ASC 326 is an accounting estimate of expected losses over the contractual life of assets carried at amortized cost within the Company’s loan portfolio at the balance sheet date. The ASU requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.
The quantitative allowance is calculated using a DCF approach with a probability of default methodology. The probability of default is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company determines a reasonable and supportable forecast and applies that forecast to the model to determine defaults over the forecast period. The forecast includes estimates for key economic variables. While there are several economic variables included, the ones most predominantly used in our models are unemployment rate, consumer price index, real gross domestic product and disposable personal income. Following the forecast period, the economic variables used to calculate the probability of default revert to a historical average. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the loss given default, which is the estimate of loss for a defaulted loan, and the discount rate applied to future cash flows. The model calculates the net present value of each loan using both the contractual and expected cash flows, respectively. The ACL is determined at the end of each quarter and is based on all relevant information and expectations at that time in accordance with GAAP and the ACL guidance. Future changes to the estimate are likely as new information becomes available regarding economic conditions, loan composition and identifiable risk factors. While quantifiable estimates are generated, management judgements regarding credit risks and the inherent imprecision with the models utilized support the overall ACL.
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
Our ACL at December 31, 2021 was $155.6 million. Given the dynamic relationships between economic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. To illustrate a hypothetical sensitivity, however, we performed an analysis on the unemployment rate economic variable to evaluate the impact of a change in that assumption over the reasonable and supportable forecast period. If the unemployment rate increased by 100 basis points, the ACL estimate would increase by $3.5 million and if the unemployment rate were decreased by 100 basis points, the ACL estimate would decrease by $4.0 million.
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
Valuation and Recoverability of Goodwill
Goodwill represented $823.2 million of our $20.95 billion in total assets as of December 31, 2021. The Company has a single reporting unit. We review goodwill for impairment annually as of July 31, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2021, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2021 Financial Summary
Income Statement
•Consolidated net income for 2021 was $202.8 million, or $2.78 per diluted common share, compared with net income of $154.2 million, or $2.17 per diluted common share in 2020.
◦Net interest income for 2021 increased 5% to $527.5 million compared to $500.1 million for 2020. Interest income was $536.1 million in 2021, compared to $517.8 million in 2020. The increase was primarily due to higher average securities balances partially offset by a lower rate environment. Interest expense for 2021 decreased $9.2 million to $8.5 million compared to $17.7 million in 2020, due to lower rates on interest-bearing deposits and FHLB advances as well as lower average FHLB balances.
◦Provision for credit loss on loans was $4.8 million in 2021, compared to $77.7 million in 2020. Provision expense for the current year included $16.2 million related to the acquired Bank of Commerce non-PCD loans. The decrease in provision expense for 2021 reflects positive economic trends during 2021 as a result of improved economic forecasts.
◦Noninterest income was $94.1 million for 2021, a decrease from $104.5 million for 2020. The decrease in 2021 was primarily due lower investment securities gains and loan revenue partially offset by increases in card revenue, financial services and other noninterest income.
◦Noninterest expense for 2021 increased $25.8 million to $360.3 million compared to $334.5 million in 2020. The increase was due to acquisition-related expenses as well as ongoing expenses related to our Bank of Commerce acquisition, which closed in the fourth quarter of 2021.
Balance Sheet
•Total assets at December 31, 2021 were $20.95 billion, up 26%, or $4.36 billion from $16.58 billion at the end of 2020 due to organic growth as well as our acquisition of Bank of Commerce.
•The Company is well-capitalized with a total risk-based capital ratio of 14.21% at December 31, 2021.
◦Cash and cash equivalents at December 31, 2021 were $824.7 million, up 26% from $653.8 million at December 31, 2020 due to an increase in interest-earning deposits with banks.
◦Debt securities at December 31, 2021 were $8.06 billion, up 55% from $5.21 billion at December 31, 2020.
◦Loans were $10.64 billion, an increase of $1.21 billion from $9.43 billion at the end of 2020.
◦The ACL increased to $155.6 million at December 31, 2021 compared to $149.1 million at December 31, 2020 due to higher average balances. The Company’s allowance was 1.46% of total loans, compared with 1.58% at the end of 2020 as a result of positive economic trends.
◦Nonperforming assets totaled $23.4 million at December 31, 2021, down from $35.4 million at December 31, 2020. Nonperforming assets to year end assets decreased to 0.11% at December 31, 2021 compared to 0.21% at December 31, 2020.
◦Deposits were $18.01 billion at December 31, 2021, an increase of $4.14 billion compared to $13.87 billion at December 31, 2020.
◦FHLB advances did not materially change from December 31, 2020 and were $7.4 million at December 31, 2021.
Business Combinations
On October 1, 2021, the Company completed its acquisition of Bank of Commerce. The Company acquired approximately $2.04 billion in assets, including $1.08 billion in loans measured at fair value and $1.74 billion in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition.

COVID-19 Update
We continue to manage our response to the pandemic by adapting to the recommendations of healthcare officials in order to provide a safe environment for continued operations. Our multi-layered approach incorporates remote work arrangements where possible as well as social distancing, enhanced cleaning practices, optimized HVAC systems, face coverings and contact tracing of confirmed COVID-19 cases. Updates regarding new guidance from local and national healthcare officials, information on vaccines and information on access to free support resources available through our benefits program have been provided through regular communication with employees. The measures we have implemented have proved effective in mitigating the spread of the virus in our organization and have allowed for the continued safe operation of our branches and facilities.
Flexibility and adaptability have been key factors in supporting our employees throughout the pandemic. As cases in communities peaked and local and State governments responded with additional guidelines, we adjusted controls and flexed our workforce to remote arrangements as needed. We continue to employ the use of virtual collaboration tools, video conferencing and regular communication to facilitate work and support our Do RIGHT culture. Opportunities for professional learning and development inside our organization have also transitioned to virtual environments, providing uninterrupted access to leadership training programs and ongoing development activities for employees working remotely as well as those working on location.
When COVID-19 arrived in early 2020, we formulated a very deliberate strategy focused on continuing to build the business throughout the pandemic while at the same time ensuring the safety of our employees and clients. As the pandemic’s disruption entered its second year, our employees remained laser focused on helping our clients keep pace with the changes affecting their lives and businesses. We rolled out the second phase of the PPP extending another $563.2 million of much needed aid for businesses and communities bringing the total PPP lending to $1.53 billion, and we helped guide our borrowers through the SBA forgiveness process. We continued to invest in our people, sales training and systems, and our bankers have responded by keeping our pipelines full and providing custom solutions to meet the needs of existing and new clients.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part I, Item 1A “Risk Factors” of this report.
RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last three years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Year ended
	2021	Amount	% (1)	2020	Amount	% (1)	2019

	(dollars in thousands, except per share amounts)
Interest income	$536,065	$18,256	4	$517,809	$(12,143)	(2)	$529,952
Interest expense	8,546	(9,152)	(52)	17,698	(18,849)	(52)	36,547
Net interest income	527,519	27,408	5	500,111	6,706	1	493,405
Provision for credit losses	4,800	(72,900)	(94)	77,700	74,207	N/M	3,493
Noninterest income	94,094	(10,406)	(10)	104,500	7,319	8	97,181
Noninterest expense:
Compensation and employee benefits	224,034	14,312	7	209,722	(3,145)	(1)	212,867
Other expense	136,270	11,473	9	124,797	(7,818)	(6)	132,615
Total	360,304	25,785	8	334,519	(10,963)	(3)	345,482
Income before income taxes	256,509	64,117	33	192,392	(49,219)	(20)	241,611
Provision for income taxes	53,689	15,541	41	38,148	(9,012)	(19)	47,160
Net income	$202,820	$48,576	31	$154,244	$(40,207)	(21)	$194,451
Less: earnings allocated to participating securities	330	(382)	(54)	712	(818)	(53)	1,530
Earnings allocated to common shareholders	$202,490	$48,958	32	$153,532	$(39,389)	(20)	$192,921
Earnings per common share, diluted	$2.78	$0.61	28	$2.17	$(0.51)	(19)	$2.68
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
Net Interest Income Summary

	2021			2020			2019
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$9,832,385	$420,439	4.28%	$9,411,213	$430,923	4.58%	$8,612,478	$453,552	5.27%
Taxable securities	5,701,810	107,594	1.89%	3,531,357	81,578	2.31%	2,703,423	69,864	2.58%
Tax exempt securities (2)	651,468	14,869	2.28%	451,561	12,110	2.68%	463,689	13,589	2.93%
Interest-earning deposits with banks	725,155	955	0.13%	522,480	661	0.13%	58,043	1,312	2.26%
Total interest-earning assets	16,910,818	543,857	3.22%	13,916,611	525,272	3.77%	11,837,633	538,317	4.55%
Other earning assets	252,476			235,491			231,731
Noninterest-earning assets	1,284,841			1,249,117			1,271,660
Total assets	$18,448,135			$15,401,219			$13,341,024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	$3,805,723	$3,083	0.08%	$3,043,731	$4,381	0.14%	$2,591,303	$10,598	0.41%
Interest-bearing demand	1,637,531	1,225	0.07%	1,248,975	1,453	0.12%	1,064,145	1,676	0.16%
Savings accounts	1,382,277	217	0.02%	1,022,388	153	0.01%	892,518	183	0.02%
Interest-bearing public funds, other than certificates of deposit	721,090	1,005	0.14%	544,109	2,003	0.37%	440,359	7,244	1.65%
Certificates of deposit	363,902	656	0.18%	348,855	1,377	0.39%	395,421	2,445	0.62%
Total interest-bearing deposits	7,910,523	6,186	0.08%	6,208,058	9,367	0.15%	5,383,746	22,146	0.41%
FHLB advances and FRB borrowings	7,388	291	3.94%	342,721	6,264	1.83%	470,082	11,861	2.52%
Subordinated debentures	37,258	1,932	5.19%	35,184	1,871	5.32%	35,368	1,871	5.29%
Other borrowings and interest-bearing liabilities	53,052	137	0.26%	40,862	196	0.48%	34,622	669	1.93%
Total interest-bearing liabilities	8,008,221	8,546	0.11%	6,626,825	17,698	0.27%	5,923,818	36,547	0.62%
Noninterest-bearing deposits	7,811,880			6,304,197			5,139,941
Other noninterest-bearing liabilities	225,579			206,921			160,623
Shareholders’ equity	2,402,455			2,263,276			2,116,642
Total liabilities & shareholders’ equity	$18,448,135			$15,401,219			$13,341,024
Net interest income (tax equivalent)		$535,311			$507,574			$501,770
Net interest spread (tax equivalent)			3.11%			3.50%			3.93%
Net interest margin (tax equivalent)			3.17%			3.65%			4.24%
Average interest-earning assets to average interest-bearing liabilities			211.17%			210.00%			199.83%
 __________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $32.2 million, $21.6 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The incremental accretion of net unearned discounts on acquired loans was $2.8 million, $6.2 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019.
(2)Yields are shown on a fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.7 million, $4.9 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.1 million, $2.5 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2021 and 2020, as well as between 2020 and 2019 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2021 Compared to 2020 Increase (Decrease) Due to			2020 Compared to 2019 Increase (Decrease) Due to
	Volume	Rate	Total (1)	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$18,770	$(29,254)	$(10,484)	$39,783	$(62,412)	$(22,629)
Taxable securities	43,066	(17,050)	26,016	19,710	(7,996)	11,714
Tax-exempt securities	4,764	(2,005)	2,759	(349)	(1,130)	(1,479)
Interest earning-deposits with banks	265	29	294	1,634	(2,285)	(651)
Interest income	$66,865	$(48,280)	$18,585	$60,778	$(73,823)	$(13,045)
Interest Expense
Deposits:
Money market accounts	$922	$(2,220)	$(1,298)	$1,596	$(7,813)	$(6,217)
Interest-bearing demand	377	(605)	(228)	261	(484)	(223)
Savings accounts	56	8	64	24	(54)	(30)
Interest-bearing public funds, other than certificates of deposit	513	(1,511)	(998)	1,398	(6,639)	(5,241)
Certificates of deposit	57	(778)	(721)	(262)	(806)	(1,068)
Total interest on deposits	1,925	(5,106)	(3,181)	3,017	(15,796)	(12,779)
FHLB advances and FRB borrowings	(9,371)	3,398	(5,973)	(2,775)	(2,822)	(5,597)
Subordinated debentures	106	(45)	61	—	—	—
Other borrowings and interest-bearing liabilities	107	(166)	(59)	149	(622)	(473)
Interest expense	$(7,233)	$(1,919)	$(9,152)	$391	$(19,240)	$(18,849)
	$74,098	$(46,361)	$27,737	$60,387	$(54,583)	$5,804
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of 2021 with 2020
Taxable-equivalent net interest income totaled $535.3 million in 2021, compared with $507.6 million for 2020. The increase in net interest income during 2021 resulted from the increase in the size of the investment securities and loan portfolios. Also contributing to the increase in net interest income was a decrease in interest expense on deposits due to the lower rate environment and lower average FHLB advance balances. These increases in net interest income were partially offset by lower interest rates on loans and securities due to the lower rate environment.
The Company’s net interest margin (tax equivalent) decreased from 3.65% for the year ended December 31, 2020 to 3.17% for the current year. The decrease in the net interest margin (tax equivalent) was driven by higher average balances as well as lower rates on the loan and securities portfolios. In addition, lower rates on deposits and lower average FHLB advance balances partially offset the decrease to the net interest margin due to the lower rate environment. The Company’s operating net interest margin (tax equivalent) decreased from 3.64% for the year ended December 31, 2020 to 3.17% for the current year for the same reasons for the decline in the net interest margin discussed above. For additional information on Non-GAAP measures, see the Non-GAAP Measures section of this discussion.

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
The Company’s net interest margin (tax equivalent) decreased from 4.24% for the year ended December 31, 2019 to 3.65% for the year ended December 31, 2020.The decrease in the net interest margin (tax equivalent) was driven by higher average interest-earning deposits with banks at an average rate of 13 basis points as well as lower rates on the loan and securities portfolios. In addition, lower rates on deposits and FHLB advances also partially offset the decrease to the net interest margin due to the lower rate environment. The Company’s operating net interest margin (tax equivalent) decreased from 4.23% for the year ended December 31, 2019 to 3.64% for 2020 for the same reasons for the decline in the net interest margin discussed above.
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
The Company recorded provision expense of $4.8 million for credit losses during 2021 compared to a provision expense of $77.7 million for 2020. A provision expense of $3.5 million was recorded in 2019 under the previous ALLL methodology. The decrease in provision expense for 2021 was due to lower expected losses principally the result of improved economic forecasts. The provision included $16.2 million of expense recorded in the fourth quarter related to the acquired Bank of Commerce non-PCD loans. In addition, the provision recorded in 2021 included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration and size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Credit Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the ACL.
For the years ended December 31, 2021, 2020 and 2019, net loan charge-offs amounted to $978 thousand, $14.2 million, and $2.9 million, respectively.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2021	$ Change	% Change	2020	$ Change	% Change	2019

	(dollars in thousands)
Deposit account and treasury management fees	$27,107	$88	—%	$27,019	$(8,676)	(24)%	$35,695
Card revenue	18,503	4,575	33%	13,928	(1,270)	(8)%	15,198
Financial services and trust revenue	15,753	2,923	23%	12,830	31	—%	12,799
Loan revenue	22,044	(2,758)	(11)%	24,802	11,337	84%	13,465
Bank owned life insurance	6,533	115	2%	6,418	124	2%	6,294
Investment securities gains, net	314	(16,396)	(98)%	16,710	14,578	684%	2,132
Other	3,840	1,047	37%	2,793	(8,805)	(76)%	11,598
Total noninterest income	$94,094	$(10,406)	(10)%	$104,500	$7,319	8%	$97,181
Comparison of 2021 with 2020
The $10.4 million decrease in noninterest income was due to decreases in investment securities gains and loan revenue partially offset by increases in card revenue, financial services and other noninterest income. The decrease in investment securities gains was due to the prior year sale of Visa Class B restricted stock and the subsequent write up to fair value of the remaining Visa Class B shares that netted a total gain of $16.4 million in 2020. The decrease in loan revenue was due to a decrease of $2.1 million related to interest rate swap income and a decrease of $1.2 million of mortgage banking revenue, which was caused by an overall reduction in loan volumes. These decreases in noninterest income were partially offset by an increase in card revenue of $4.6 million due to higher debit card fees of $2.7 million driven largely by higher interchange fees and ATM transaction fees. In addition, financial services revenue increased $2.3 million and other noninterest income increased $1.0 million primarily due a $750 thousand gain related to the sale of our health savings accounts to a third party.
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

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage changes from period to period:

	Years ended December 31,
	2021	$ Change	% Change	2020	$ Change	% Change	2019

	(dollars in thousands)
Compensation and employee benefits	$224,034	$14,312	7%	$209,722	$(3,145)	(1)%	$212,867
Occupancy	37,815	1,802	5%	36,013	837	2%	35,176
Data processing and software	33,498	4,049	14%	29,449	2,354	9%	27,095
Legal and professional fees	18,910	6,752	56%	12,158	(9,487)	(44)%	21,645
Amortization of intangibles	7,987	(737)	(8)%	8,724	(1,755)	(17)%	10,479
B&O taxes	5,903	933	19%	4,970	(876)	(15)%	5,846
Advertising and promotion	3,383	(1,083)	(24)%	4,466	(459)	(9)%	4,925
Regulatory premiums	4,912	1,956	66%	2,956	1,036	54%	1,920
Net cost (benefit) of operation of OREO	66	381	(121)%	(315)	377	(54)%	(692)
Other	23,796	(2,580)	(10)%	26,376	155	1%	26,221
Total noninterest expense	$360,304	$25,785	8%	$334,519	$(10,963)	(3)%	$345,482

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$4,875	$—	$—
Occupancy	271	—	—
Data processing and software	287	—	—
Legal and professional fees	8,287	—	—
Advertising & promotion	111	—	—
Other	683	—	—
Total impact of acquisition-related costs to noninterest expense	$14,514	$—	$—
Acquisition-related expenses by transaction:
Bank of Commerce (1)	$10,370	$—	$—
Umpqua (2)	$4,144	$—	$—
Total impact of acquisition-related costs to noninterest expense	$14,514	$—	$—
__________
(1)The Company completed the Bank of Commerce acquisition on October 1, 2021.
(2)Definitive agreements have been signed; however, completion of this transaction is pending as of the date of this filing.
Comparison of 2021 with 2020
Noninterest expense was $360.3 million in 2021, an increase of $25.8 million over 2020. Much of this increase was driven by acquisition-related expenses in the current year of $14.5 million. After removing the effect of acquisition-related expenses, noninterest expense increased $11.3 million mainly due to higher compensation and employee benefits stemming from additional personnel costs associated with the Bank of Commerce acquisition. Additional acquisition-related expenses related to the Bank of Commerce transaction are anticipated during 2022 as integration activities conclude. Also contributing to the increase was higher regulatory premiums mainly due to the prior year utilization of the remaining $1.2 million of our FDIC Small Bank Assessment Credit. These increases were partially offset by lower other noninterest expense due to a lower provision for unfunded loan commitments.

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
The provision (recapture) for unfunded loan commitments, a component of other noninterest expense, are as follows for the periods indicated:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Provision (recapture) for unfunded loan commitments	$200	$3,300	$(900)
Income Tax
For the years ended December 31, 2021, 2020 and 2019, we recorded income tax provisions of $53.7 million, $38.1 million and $47.2 million, respectively. The effective tax rate was 21% in 2021 and 20% in 2020 and 2019. For additional information, see Note 25 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Financial Condition
Our total assets increased 26% to $20.95 billion at December 31, 2021 from $16.58 billion at December 31, 2020. The acquisition of the Bank of Commerce during 2021 was a driver for the increase to total assets along with increases to other line items on our balance sheet. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition. Cash and cash equivalents increased $170.9 million. Total debt securities increased $2.85 billion as a result of purchases of securities throughout the year to utilize our excess liquidity and the Bank of Commerce acquisition. The loan portfolio, net of the allowance for credit losses, increased $1.21 billion.
Liabilities increased $4.12 billion, or 29% to $18.36 billion due to increases in total deposits partially offset by decreases in subordinated debentures. Total deposits increased $4.14 billion. Total shareholders’ equity increased $241.1 million to $2.59 billion.
Investment Portfolio
We invest in securities to generate revenue for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2021, gross unrealized losses in our debt securities available for sale portfolio were $57.9 million related to 608 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any securities in a loss position nor does available evidence suggest it is more likely than not that management will be required to sell any securities currently in a loss position before the recovery of the amortized cost basis. We review these investments for credit losses on an ongoing basis.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2021.

Debt securities available for sale increased $700.9 million from the prior year due to purchases of $3.13 billion and the Bank of Commerce acquisition resulting in an additional $654.5 million, partially offset by the transfer of securities with a fair value of $2.01 billion from the available for sale classification to the held to maturity classification, maturities, repayments and sales of $853.2 million, $179.4 million in net unrealized gains, and premium amortization of $37.1 million. Debt securities held to maturity totaled $2.15 billion due to the $2.01 billion transfer of securities into the held to maturity classification and purchases of $257.5 million, partially offset by premium amortization of $107.6 million and a $13.7 million change in unrealized gain.
At December 31, 2021, U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations comprised 73% of our debt securities portfolio, other asset-backed securities were 6%, state and municipal securities were 12% and government agency, government-sponsored enterprise securities were 3%, government securities were 2% and non-agency collateralized mortgage obligations were 4%. The portion of our investment portfolio that is categorized as available for sale is carried on our balance sheet at fair value and the average duration was approximately 4 years and 9 months at December 31, 2021. The portion of our investment portfolio that is categorized as held to maturity is carried on our balance sheet at amortized cost and had an average duration of approximately 5 years and 7 months at December 31, 2021. These durations take into account calls, where appropriate, and consensus prepayment speeds.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2021
	Amortized Cost	Fair Value	Yield

	(dollars in thousands)
Available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$12,632	$12,698	1.72%
Over 1 through 5 years	420,439	434,356	2.79%
Over 5 through 10 years	1,101,019	1,112,269	1.95%
Over 10 years	2,204,526	2,186,278	1.64%
Total	$3,738,616	$3,745,601	1.86%
Other asset-backed securities (1)
Over 1 through 5 years	$22,477	$22,533	2.11%
Over 5 through 10 years	214,813	215,780	2.01%
Over 10 years	231,762	224,750	1.47%
Total	$469,052	$463,063	1.75%
State and municipal securities (2)
Due through 1 year	$41,087	$41,381	2.82%
Over 1 through 5 years	139,385	143,532	2.79%
Over 5 through 10 years	206,903	209,953	2.07%
Over 10 years	596,329	602,425	2.29%
Total	$983,704	$997,291	2.33%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$32,394	$32,776	2.07%
Over 1 through 5 years	220,361	219,800	1.14%
Total	$252,755	$252,576	1.26%
U.S. government securities (1)
Over 1 through 5 years	$158,367	$157,536	0.94%
Total	$158,367	$157,536	0.94%
Non-agency collateralized mortgage obligations (1)
Over 10 years	$295,547	$294,932	2.17%
Total	$295,547	$294,932	2.17%
Held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$46,085	$45,307	1.30%
Over 5 through 10 years	1,256,426	1,240,587	1.55%
Over 10 years	845,816	836,712	1.60%
Total	$2,148,327	$2,122,606	1.56%
 __________
(1)The maturities reported for mortgage-backed securities, collateralized mortgage obligations, other asset-backed securities, government agency and government-sponsored enterprise securities, and government securities are based on contractual maturities and principal amortization.
(2)Yields on fully taxable equivalent basis.
For further information on our investment portfolio, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

FHLB Stock
The FHLB stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2021, the Company held $10.3 million of FHLB Class B stock, $10.0 million of which was membership stock and the remaining $280 thousand of which was activity based. The FHLB stock is issued, transferred, redeemed, and repurchased at a par value of $100.
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
Commercial Business Loans: Our commercial business lending is directed toward meeting the credit and related deposit and treasury management needs of small to medium sized businesses. Commercial and industrial loans are primarily underwritten based on the identified cash flows of the borrower’s operations and secondarily on the underlying collateral provided by the borrower and/or the strength of the guarantor. The majority of these loans provide financing for working capital and capital expenditures. Loan terms, including, loan maturity, fixed or adjustable interest rate and collateral considerations, are based on factors such as the loan purpose, collateral type and industry and are underwritten on an individual loan basis.
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
Foreign Loans: The Company has no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon, Idaho and California.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our loan portfolio and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2021:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Through 15 Years	Over 15 Years	Total

	(in thousands)
Commercial loans:
Commercial real estate	$151,859	$1,078,726	$3,450,534	$300,144	$4,981,263
Commercial business	1,005,880	927,964	1,337,136	152,288	3,423,268
Agriculture	276,675	199,473	304,657	14,910	795,715
Construction	168,416	101,773	93,605	20,961	384,755
Consumer loans:
One-to-four family residential real estate	27,473	53,440	264,911	668,084	1,013,908
Other consumer	7,791	14,922	14,047	6,268	43,028
Total loans	$1,638,094	$2,376,298	$5,464,890	$1,162,655	$10,641,937
Fixed rate loans due after 1 year
Commercial loans:
Commercial real estate		$553,810	$2,218,938	$61,512	$2,834,260
Commercial business		640,142	1,042,808	35,344	1,718,294
Agriculture		108,519	181,281	6,979	296,779
Construction		13,068	74,252	5,408	92,728
Consumer loans:
One-to-four family residential real estate		29,642	188,911	371,365	589,918
Other consumer		10,225	14,047	1,126	25,398
Total fixed rate loans due after 1 year		$1,355,406	$3,720,237	$481,734	$5,557,377
Variable rate loans due after 1 year
Commercial loans:
Commercial real estate		$524,916	$1,231,596	$238,632	$1,995,144
Commercial business		287,822	294,328	116,944	699,094
Agriculture		90,954	123,376	7,931	222,261
Construction		88,705	19,353	15,553	123,611
Consumer loans:
One-to-four family residential real estate		23,798	76,000	296,719	396,517
Other consumer		4,697	—	5,142	9,839
Total variable rate loans due after 1 year		$1,020,892	$1,744,653	$680,921	$3,446,466
Total loans due after 1 year		$2,376,298	$5,464,890	$1,162,655	$9,003,843

The following table provides additional detail related to the Company’s COVID-19 deferrals for the twelve-months ended December 31, 2021:

	December 31, 2020	Ended (1)	Re-deferral	New Deferral	December 31, 2021	% Change

	(dollars in thousands)
Number of deferrals	70	(83)	3	14	4	(94.3)%
Balance of deferrals (2)	$146,725	$(163,207)	$17,213	$13,342	$14,073	(90.4)%
__________
1) Ended includes re-deferrals that have ended.
2) Balance of deferrals are gross of unearned income.

Net unearned acquisition discount (premium): The following table provides additional details related to the net discount (premium) of acquired and purchased loans, by acquisition for the periods indicated:

	2021	2020	2019

Acquisition:	(in thousands)
Bank of Commerce	$(12,923)	$—	$—
Pacific Continental	5,306	8,442	13,314
Intermountain	796	1,090	1,614
West Coast	1,138	1,695	2,675
All other purchased and acquired net discount (premium)	(6,965)	957	(1,378)
Total net discount (premium) at period end	$(12,648)	$12,184	$16,225
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

Analysis of ACL
The table below sets forth the ratio of net charge-offs during the period to average loans outstanding during the period:

	December 31,
	2021			2020			2019
	Net Chg-offs (Recoveries)	Average Loans	Ratio Net Charge-offs (Recoveries) to Average Loans	Net Chg-offs (Recoveries)	Average Loans	Ratio Net Charge-offs (Recoveries) to Average Loans	Net Chg-offs (Recoveries)	Average Loans	Ratio Net Charge-offs (Recoveries) to Average Loans

	(dollars in thousands)
Commercial loans:
Commercial real estate	$411	$4,293,136	0.01%	$1,288	$3,994,597	0.03%	$(1,217)	$3,730,306	(0.03)%
Commercial business	1,502	3,629,301	0.04%	8,958	3,616,711	0.25%	8,224	2,999,198	0.27%
Agriculture	(33)	782,718	—%	6,255	759,059	0.82%	(54)	726,717	(0.01)%
Construction	(593)	314,484	(0.19)%	(709)	313,604	(0.23)%	(3,399)	453,728	(0.75)%
Consumer loans:
One-to-four family residential real estate	(737)	765,777	(0.10)%	(1,999)	673,854	(0.30)%	(577)	652,238	(0.09)%
Consumer	428	35,400	1.21%	367	38,539	0.95%	(83)	41,503	(0.20)%
Loans held for sale	—	11,569	—%	—	14,849	—%	—	8,788	—%
Total	$978	$9,832,385	0.01%	$14,160	$9,411,213	0.15%	$2,894	$8,612,478	0.03%

Allocation of the ACL
The table below sets forth the allocation of the ACL by loan category:

	December 31,
	2021		2020		2019
Balance at End of Period Applicable to:	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)

	(dollars in thousands)
Commercial loans:
Commercial real estate	$61,254	46.8%	$68,934	43.0%	$20,340	45.1%
Commercial business	54,712	32.2%	45,250	38.2%	30,292	34.2%
Agriculture	8,148	7.5%	9,052	8.3%	15,835	8.8%
Construction	5,397	3.6%	7,636	2.8%	8,571	4.1%
Consumer loans:
One-to-four family residential real estate	24,123	9.5%	16,875	7.3%	7,435	7.3%
Consumer	1,944	0.4%	1,393	0.4%	883	0.5%
Unallocated	—	—%	—	—%	612	—%
Total	$155,578	100.0%	$149,140	100.0%	$83,968	100.0%
 __________
(1)Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Credit Ratios

The following table sets forth the ratios between the ACL, nonaccrual loans and total loans:

	December 31,
	2021	2020	2019

	(dollars in thousands)
ACL at end of period	$155,578	$149,140	$83,968
Nonaccrual loans at end of period	$23,041	$34,806	$33,060
Loans outstanding at end of period	$10,641,937	$9,427,660	$8,743,465
ACL to total loans	1.46%	1.58%	0.96%
Nonaccrual loans to total loans	0.22%	0.37%	0.38%
ACL to nonaccrual loans	675.22%	428.49%	253.99%
The increases in the ratio of ACL to total loans and the ratio of ACL to nonaccrual loans from 2019 to 2020 was principally the result of the COVID-19 pandemic and the downturn in national and global economies as well as increased unemployment rates. The increase in the ratio of ACL to nonaccrual loans from 2020 to 2021 was primarily due to a decrease in nonaccrual loans. For additional information on our allowance for credit losses, see Note 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2021	2020	2019

	(in thousands)
Demand and other noninterest-bearing	$8,856,714	$6,913,214	$5,328,146
Money market	3,525,299	2,780,922	2,322,644
Interest-bearing demand	1,999,407	1,433,083	1,150,437
Savings	1,617,546	1,169,721	882,050
Interest-bearing public funds, other than certificates of deposit	779,146	656,273	301,203
Certificates of deposit, less than $250,000	249,120	201,805	218,764
Certificates of deposit, $250,000 or more	160,490	108,935	151,995
Certificates of deposit insured by CD Option of IntraFi Network	35,611	23,105	17,065
Brokered certificates of deposit	—	5,000	12,259
Reciprocal money market accounts	786,046	577,804	300,158
Subtotal	18,009,379	13,869,862	10,684,721
Valuation adjustment resulting from acquisition accounting	736	—	(13)
Total deposits	$18,010,115	$13,869,862	$10,684,708
Deposits totaled $18.01 billion at December 31, 2021 compared to $13.87 billion at December 31, 2020. The increase of $4.14 billion was due to the acquisition of Bank of Commerce, which added $1.74 billion, and organic growth. Noninterest-bearing deposits, interest-bearing deposits, and reciprocal money market accounts provide a stable source of low cost funding.
At December 31, 2021, broker deposits, other wholesale deposits and reciprocal money market accounts (excluding public funds) totaled $821.7 million or 4.6% of total deposits compared to $605.9 million or 4.4% of total deposits, at year end 2020. The reciprocal money market account program is similar to the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.
At December 31, 2021, public funds held by the Company totaled $1.07 billion compared to $926.8 million at December 31, 2020. Uninsured public funds balances increased from $862.3 million at December 31, 2020 to $1.00 billion at December 31, 2021. The Company is required to collateralize 50% of Washington state, 40% of Oregon state and 110% of California state uninsured public funds. For additional information regarding the collateral for these deposits, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The following table sets forth time deposits in excess of the FDIC insurance limit, which is currently $250,000, by time remaining until maturity:

December 31, 2021

Amounts maturing in:	(dollars in thousands)
Three months or less	$88,796
Over 3 through 6 months	19,189
Over 6 through 12 months	17,908
Over 12 months	34,597
Total	$160,490
As of December 31, 2021, the Company had approximately $7.97 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory requirements.

The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2021		2020		2019
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate

	(dollars in thousands)
Money market	$3,805,723	0.08%	$3,043,731	0.14%	$2,591,303	0.41%
Interest-bearing demand	1,637,531	0.07%	1,248,975	0.12%	1,064,145	0.16%
Savings	1,382,277	0.02%	1,022,388	0.01%	892,518	0.02%
Interest-bearing public funds, other than certificates of deposit	721,090	0.14%	544,109	0.37%	440,359	1.65%
Certificates of deposit	363,902	0.18%	348,855	0.39%	395,421	0.62%
Total interest-bearing deposits	7,910,523	0.08%	6,208,058	0.15%	5,383,746	0.41%
Demand and other noninterest-bearing	7,811,880		6,304,197		5,139,941
Total average deposits	$15,722,403		$12,512,255		$10,523,687
Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of FHLB advances, FRB borrowings, securities sold under agreements to repurchase, subordinated debentures, junior subordinated debentures and a revolving line of credit. FHLB advances and FRB borrowings are secured by our loan portfolio and investment securities. Securities sold under agreements to repurchase are secured by investment securities. Subordinated debentures and junior subordinated debentures are unsecured and the revolving line of credit is available, if necessary, and requires the Company to comply with certain covenants including those related to asset quality and capital levels. For additional information on our borrowings, see Notes 12, 13, 14, 15, and 16 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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
The Company had off-balance sheet loan commitments aggregating $3.50 billion and $2.80 billion at December 31, 2021 and 2020, respectively. Standby letters of credit were $36.0 million at December 31, 2021, an increase from $29.9 million at December 31, 2020.
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, borrowings from the FRB, securities repurchase agreements, subordinated debentures, junior subordinated debentures and a revolving line of credit available, if necessary. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and client deposits have proven to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $2.18 billion and $226.0 million, respectively, at December 31, 2021, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders, purchase treasury shares and cover operating expenses.

We are party to many contractual financial obligations, including repayments of deposits and borrowings and payments for operating leases. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2021
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total

	(in thousands)
Total deposits (1)	$17,911,075	$72,871	$26,167	$2	$18,010,115
FHLB advances (1)	2,017	—	—	5,342	7,359
Operating leases	12,477	20,771	16,011	23,753	73,012
Other borrowings (1)	86,013	—	—	—	86,013
Junior subordinated debentures (1)	—	—	—	10,310	10,310
Subordinated debentures (1)	—	—	10,000	—	10,000
Total	$18,011,582	$93,642	$52,178	$39,407	$18,196,809
__________
(1) In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
For additional information regarding our contractual obligations, see Notes 10, 11, 12, 13, 14 and 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Capital
Our shareholders’ equity increased to $2.59 billion at December 31, 2021, from $2.35 billion at December 31, 2020. Shareholders’ equity was 12.36% and 14.16% of total assets at December 31, 2021 and 2020, respectively. Dividends per common share were $1.14 and $1.34, for the years ended December 31, 2021 and 2020, respectively.
Regulatory Capital. In July 2013, the federal bank regulators approved the Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation—Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019.
Basel III also introduced a new capital conservation buffer, composed entirely of CET1, on top of the minimum risk- weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets, Tier 1 to risk-weighted assets or total capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Company and the Bank are required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The Company and the Bank met all such capital requirements as of December 31, 2021.
In addition, FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized” (as discussed in “Item 1. Business—Supervision and Regulation—Prompt Corrective Action Framework”), primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at December 31, 2021 and 2020.
As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of December 31, 2021 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.

The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2021 and 2020:

	Company		Columbia Bank
	2021	2020	2021	2020

CET1 risk-based capital ratio	13.01%	12.88%	13.06%	13.08%
Tier 1 risk-based capital ratio	13.01%	12.88%	13.06%	13.08%
Total risk-based capital ratio	14.21%	14.45%	14.18%	14.33%
Leverage ratio	8.55%	8.86%	8.60%	9.08%
Stock Repurchase Program
As described in our Annual Report on Form 10-K for the year ended December 31, 2020, on October 28, 2020, our board of directors approved a stock repurchase program to repurchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million. This plan expired on December 31, 2021. The Company’s intent was to purchase the shares from time to time in the open market, in private transactions, by direct or derivative purchases or other transactions under conditions which allowed such repurchases to be accretive to EPS while maintaining capital ratios that exceed the guidelines for a well-capitalized financial institution. There were no share repurchases under this plan in 2021.
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by diluted EPS):

	Years ended December 31,
	2021	2020	2019

Dividends paid per common share - regular	$1.14	$1.12	$1.12
Dividends paid per common share - special	—	0.22	0.28
Dividends paid per common share	$1.14	$1.34	$1.40

Dividend payout ratio (1)	41%	62%	52%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
Subsequent to year end, on January 19, 2022, the Company declared a quarterly cash dividend of $0.30 per share payable on February 16, 2022, to shareholders of record at the close of business on February 2, 2022.
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

	December 31,
	2021	2020

	(dollars in thousands)
Shareholders’ equity	$2,588,742	$2,347,607
Goodwill	(823,172)	(765,842)
Other intangible assets, net	(34,647)	(26,734)
Tangible common equity (a)	1,730,923	1,555,031
Total assets	20,945,333	16,584,779
Goodwill	(823,172)	(765,842)
Other intangible assets, net	(34,647)	(26,734)
Tangible assets (b)	$20,087,514	$15,792,203
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$13,146,341	$10,801,785
Ratios:
Tangible common equity to tangible assets (a)/(b)	8.62%	9.85%
Tangible common equity to risk-weighted assets (a)/(c)	13.17%	14.40%

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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2021	2020	2019

Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$535,311	$507,574	$501,770
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	(2,811)	(6,154)	(9,086)
Premium amortization on acquired securities	2,752	3,409	6,020
Interest reversals on nonaccrual loans (2)	—	2,000	1,671
Operating net interest income (tax equivalent) (1)	$535,252	$506,829	$500,375
Average interest earning assets	$16,910,818	$13,916,611	$11,837,633
Net interest margin (tax equivalent) (1)	3.17%	3.65%	4.24%
Operating net interest margin (tax equivalent) (1)	3.17%	3.64%	4.23%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $7.8 million, $7.5 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Option risk—In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity or the timing of cash flows. Option risk is also present in the investment portfolio as mortgage-backed securities could prepay or callable bonds could be called.
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
Interest Rate Risk Sensitivity
We use a number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and may not be realized and, as a result, actual results will differ from our projections. In addition, variances in the timing, magnitude and frequency of interest rate changes, overall market conditions including volumes and pricing, changes in management strategies, among other factors will also result in variances between the projected and actual results.
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates gradually increased or decreased during the first year, based on the results of the simulation model as of December 31, 2021:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$17,124	3.18%	$70,922	13.30%
-100	$(7,601)	(1.41)%	$(30,176)	(5.66)%
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates instantaneously increased or decreased, based on the results of the simulation model as of December 31, 2021:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$47,140	8.74%	$91,400	17.15%
-100	$(20,690)	(3.84)%	$(43,396)	(8.14)%

The projections are based on the current interest rate environment and we assume our balance sheet remains constant during the next two years. Short-term market interest rates are near historical lows. Loan interest rate indexes such as Prime, LIBOR and SOFR are near historical lows. Since we do not assume negative interest rates, the downward repricing of these loans is more limited than during a higher interest rate environment. Our ability to reprice deposits downward is also limited given our low cost of funds.
The smaller change in net interest income in the gradual scenarios versus the shock scenarios is due to the ramp up period of the interest rate scenario. Growth in interest income in the gradual and shock rising rate scenarios is constrained by floating rate loans where the floor rate exceeds the fully indexed rate. In year two of the rising rate scenarios, net interest income increases as yields on new loan production and investment security purchases rise faster than funding costs. The decrease in net interest income in the falling rate scenario is due to loan production and investment security purchases at rates lower than the existing portfolios combined with our inability to materially lower funding costs.
Net interest income sensitivity excludes the amortization of premiums, discounts and deferred fees on the existing loan portfolio although the amortization of the collar is included in loan interest income.
On January 23, 2019, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional based on 1-month LIBOR. In October 2020, the collar was terminated and resulted in a $34.4 million realized gain that was recorded in accumulated other comprehensive income, net of deferred income taxes. The gain will amortize into interest income through February 2024 which is in line with the initial term of the interest rate collar. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2021. The amounts in the table are derived from our internal data and are based upon SEC reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
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

December 31, 2021	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total

	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$671,300	$—	$—	$—	$671,300
Loans, net of deferred fees	3,500,046	1,277,480	4,114,190	1,750,221	10,641,937
Loans held for sale	9,774	—	—	—	9,774
Investments	276,338	637,055	3,251,533	3,918,105	8,083,031
Total interest-earning assets	$4,457,458	$1,914,535	$7,365,723	$5,668,326	19,406,042
ACL					(155,578)
Cash and due from banks					153,414
Premises and equipment, net					172,144
Other assets					1,369,311
Total assets					$20,945,333
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$8,707,444	$—	$—	$—	$8,707,444
Time deposits	174,830	172,086	99,038	3	445,957
Subordinated debentures	10,000	—	—	—	10,000
Borrowings	96,323	2,017	—	5,342	103,682
Total interest-bearing liabilities	$8,988,597	$174,103	$99,038	$5,345	9,267,083
Other liabilities					9,089,508
Total liabilities					18,356,591
Shareholders’ equity					2,588,742
Total liabilities and shareholders’ equity					$20,945,333
Interest-bearing liabilities as a percent of total interest-earning assets	46.32%	0.90%	0.51%	0.03%
Rate sensitivity gap	$(4,531,139)	$1,740,432	$7,266,685	$5,662,981
Cumulative rate sensitivity gap	$(4,531,139)	$(2,790,707)	$4,475,978	$10,138,959
Rate sensitivity gap as a percentage of interest-earning assets	(23.35)%	8.97%	37.45%	29.18%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(23.35)%	(14.38)%	23.06%	52.25%
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
LIBOR Transition
Management has discontinued use of LIBOR in new contracts, including loans, investment securities and interest rate derivatives. Current actions include the implementation of substitute language for legacy LIBOR-based loans to transition to SOFR before June 2023 when LIBOR will no longer be an option for the Company to use. This is likely to require some additional costs and litigation risk may rise with contract renewals, if needed. We are in discussions with our counterparties and tracking industry developments to ensure a smooth transition for clients and competitive loan pricing.
Please refer to Note 17 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding the interest rate derivatives. As the FASB and the IRS have proposed hedge accounting and taxation relief with regards to the transition, the Company does not anticipate any material impact to our Consolidated Financial Statements as a result of the transition away from LIBOR.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Allowance for Credit Losses - Refer to Notes 1 and 6 to the financial statements (also see change in accounting principle explanatory paragraph above)
Critical Audit Matter Description
The Company estimates its allowance for credit losses (ACL) using information derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Specifically, the Company measures reserves on a collective (pool) basis for all loan classes with similar risk characteristics, using a quantitative discounted cash flows model that is then qualitatively adjusted for large loan concentrations, policy exemptions granted, and other factors. The quantitative model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of the loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Company utilizes an 18-month forecast for the macroeconomic factors, after which the probability of default reverts to its historical mean using a straight-line basis. As of December 31, 2021, the ACL was $155.6 million.
Significant management judgments are required in determining whether, and to what extent, qualitative adjustments for each portfolio loan class are required and the selection of the reasonable and supportable forecasts of future economic conditions. The subjectivity of the judgments made in selecting qualitative adjustments and the forecasts for the macroeconomic factors remains elevated due to ongoing uncertainty as to the future impacts of the Novel Coronavirus (“COVID-19”).
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
•We used credit specialists to assist us in evaluating the quantitative discounted cash flows model and the framework for certain qualitative adjustments to that model.
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
February 25, 2022
Seattle, Washington

We have served as the Company’s auditor since 1997.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2021	2020

			(in thousands)
ASSETS
Cash and due from banks			$153,414	$218,899
Interest-earning deposits with banks			671,300	434,867
Total cash and cash equivalents			824,714	653,766
Debt securities available for sale at fair value (amortized cost of $5,898,041 and $4,997,529, respectively)			5,910,999	5,210,134
Debt securities held to maturity at amortized cost (fair value of $2,122,606 and $—, respectively)			2,148,327	—
Equity securities			13,425	13,425
FHLB stock at cost			10,280	10,280
Loans held for sale			9,774	26,481
Loans, net of unearned income			10,641,937	9,427,660
Less: ACL			155,578	149,140
Loans, net			10,486,359	9,278,520
Interest receivable			56,019	54,831
Premises and equipment, net			172,144	162,059
OREO			381	553
Goodwill			823,172	765,842
Other intangible assets, net			34,647	26,734
Other assets			455,092	382,154
Total assets			$20,945,333	$16,584,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$8,856,714	$6,913,214
Interest-bearing			9,153,401	6,956,648
Total deposits			18,010,115	13,869,862
FHLB advances			7,359	7,414
Securities sold under agreements to repurchase			86,013	73,859
Subordinated debentures			10,000	35,092
Junior subordinated debentures			10,310	—
Other liabilities			232,794	250,945
Total liabilities			18,356,591	14,237,172
Commitments and contingent liabilities (Note 19)
Shareholders’ equity:
December 31,
	2021	2020

(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	80,695	73,782	1,930,187	1,660,998
Outstanding	78,511	71,598
Retained earnings			694,227	575,248
Accumulated other comprehensive income			35,162	182,195
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,588,742	2,347,607
Total liabilities and shareholders’ equity			$20,945,333	$16,584,779

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2021	2020	2019

	(in thousands except per share amounts)
Interest Income
Loans	$415,770	$426,003	$448,041
Taxable securities	107,594	81,578	69,864
Tax-exempt securities	11,746	9,567	10,735
Deposits in banks	955	661	1,312
Total interest income	536,065	517,809	529,952
Interest Expense
Deposits	6,186	9,367	22,146
FHLB advances and FRB borrowings	291	6,264	11,861
Subordinated debentures	1,932	1,871	1,871
Other borrowings	137	196	669
Total interest expense	8,546	17,698	36,547
Net Interest Income	527,519	500,111	493,405
Provision for credit losses	4,800	77,700	3,493
Net interest income after provision for credit losses	522,719	422,411	489,912
Noninterest Income
Deposit account and treasury management fees	27,107	27,019	35,695
Card revenue	18,503	13,928	15,198
Financial services and trust revenue	15,753	12,830	12,799
Loan revenue	22,044	24,802	13,465
Bank owned life insurance	6,533	6,418	6,294
Investment securities gains, net	314	16,710	2,132
Other	3,840	2,793	11,598
Total noninterest income	94,094	104,500	97,181
Noninterest Expense
Compensation and employee benefits	224,034	209,722	212,867
Occupancy	37,815	36,013	35,176
Data processing and software	33,498	29,449	27,095
Legal and professional fees	18,910	12,158	21,645
Amortization of intangibles	7,987	8,724	10,479
B&O taxes	5,903	4,970	5,846
Advertising and promotion	3,383	4,466	4,925
Regulatory premiums	4,912	2,956	1,920
Net cost (benefit) of operation of OREO	66	(315)	(692)
Other	23,796	26,376	26,221
Total noninterest expense	360,304	334,519	345,482
Income before income taxes	256,509	192,392	241,611
Income tax provision	53,689	38,148	47,160
Net Income	$202,820	$154,244	$194,451
Earnings Per Common Share
Basic	$2.79	$2.17	$2.68
Diluted	$2.78	$2.17	$2.68
Weighted average number of common shares outstanding	72,683	70,835	71,999
Weighted average number of diluted common shares outstanding	72,873	70,880	72,032

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$202,820	$154,244	$194,451
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $41,647, $(39,489) and $(20,540)	(137,482)	130,355	67,802
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $73, $66 and $496	(242)	(219)	(1,636)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $702, $— and $—	(2,316)	—	—
Net unrealized gain (loss) from available for sale debt securities, net of reclassification adjustment	(140,040)	130,136	66,166
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) and plan amendments during the period, net of tax of $(170), $659 and $619	562	(2,177)	(2,042)
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of $(139), $(96) and $(74)	459	318	245
Pension plan liability adjustment, net	1,021	(1,859)	(1,797)
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $—, $(6,062) and $(3,562)	—	20,012	11,760
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $2,427, $1,957 and $138	(8,014)	(6,461)	(457)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(8,014)	13,551	11,303
Other comprehensive income (loss)	(147,033)	141,828	75,672
Total comprehensive income	$55,787	$296,072	$270,123

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	(in thousands, except per share amounts)
Balance at January 1, 2019	73,249	$1,642,246	$426,708	$(35,305)	$—	$2,033,649
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-02	—	—	782	—	—	782
Net income	—	—	194,451	—	—	194,451
Other comprehensive income	—	—	—	75,672	—	75,672
Issuance of common stock - employee stock purchase plan	59	2,025	—	—	—	2,025
Issuance of common stock - RSAs and RSUs, net of canceled awards	343	9,271	—	—	—	9,271
Activity in deferred compensation plan	—	3	—	—	—	3
Purchase and retirement of common stock	(74)	(2,792)	—	—	—	(2,792)
Cash dividends declared on common stock ($1.40 per share)	—	—	(102,265)	—	—	(102,265)
Purchase of treasury stock	(1,453)	—	—	—	(50,834)	(50,834)
Balance at December 31, 2019	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	154,244	—	—	154,244
Other comprehensive income	—	—	—	141,828	—	141,828
Issuance of common stock - employee stock purchase plan	65	2,028	—	—	—	2,028
Issuance of common stock - RSAs and RSUs, net of canceled awards	208	10,737	—	—	—	10,737
Activity in deferred compensation plan	—	2	—	—	—	2
Purchase and retirement of common stock	(68)	(2,522)	—	—	—	(2,522)
Cash dividends declared on common stock ($1.34 per share)	—	—	(96,215)	—	—	(96,215)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at December 31, 2020	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	202,820	—	—	202,820
Other comprehensive loss	—	—	—	(147,033)	—	(147,033)
Issuance of common stock - acquisition related	6,740	256,061	—	—	—	256,061
Issuance of common stock - employee stock purchase plan	74	2,350	—	—	—	2,350
Issuance of common stock - RSAs and RSUs, net of canceled awards	190	14,926	—	—	—	14,926
Activity in deferred compensation plan	—	(8)	—	—	—	(8)
Purchase and retirement of common stock	(91)	(4,140)	—	—	—	(4,140)
Cash dividends declared on common stock ($1.14 per share)	—	—	(83,841)	—	—	(83,841)
Balance at December 31, 2021	78,511	$1,930,187	$694,227	$35,162	$(70,834)	$2,588,742

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Cash Flows From Operating Activities
Net income	$202,820	$154,244	$194,451
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	4,800	77,700	3,493
Stock-based compensation expense	14,926	10,737	9,271
Depreciation, amortization and accretion	23,168	14,893	34,213
Investment securities gain, net	(314)	(16,710)	(2,132)
Net realized gain on sale of premises and equipment, loans held for investment and OPPO	(500)	(1,334)	(7,317)
Net realized loss (gain) on sale and valuation adjustments of OREO	40	(34)	(602)
Gain on bank owned life insurance death benefit	(344)	—	(3,051)
Originations of loans held for sale	(336,455)	(491,385)	(210,484)
Proceeds from sales of loans held for sale	352,823	483,130	196,615
Change in fair value of loans held for sale	339	(508)	—
Deferred income tax expense (benefit)	(6,629)	(13,768)	330
Net change in:
Interest receivable	4,049	(7,992)	(1,516)
Interest payable	62	(933)	632
Other assets	6,815	(48,539)	(23,464)
Other liabilities	(30,535)	32,791	14,308
Net cash provided by operating activities	235,065	192,292	204,747
Cash Flows From Investing Activities
Loans originated, net of principal collected	174,463	(619,543)	(291,857)
Investment in low income housing tax credit partnerships	(1,408)	—	—
Purchases of:
Debt securities available for sale	(3,128,233)	(2,118,667)	(1,196,895)
Debt securities held to maturity	(257,503)	—	—
Loans held for investment	(279,734)	(50,035)	(57,075)
Premises and equipment	(6,125)	(8,720)	(8,447)
FHLB stock	(1)	(53,240)	(273,800)
Proceeds from:
Sales of debt securities available for sale	89,219	194,697	259,554
Sales of equity securities	—	3,000	—
Principal repayments and maturities of securities available for sale	764,253	603,129	428,025
Principal repayments and maturities of debt securities held to maturity	107,578	—	—
Sales of premises and equipment and loans held for investment	15,880	2,948	8,634
Redemption of FHLB stock	7,464	91,080	251,640
Sales of OREO and OPPO	132	1,074	6,506
Bank owned life insurance death benefit	671	1,050	8,265
Termination of cash flow hedging instrument	—	34,442	—
Net cash received in business combinations	154,984	—	—
Net cash used in investing activities	(2,358,360)	(1,918,785)	(865,450)

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Cash Flows From Financing Activities
Net increase in deposits	2,402,669	3,185,167	226,958
Net increase in sweep repurchase agreements	12,154	9,422	3,343
Proceeds from:
Employee stock purchase plan	2,350	2,028	2,025
FHLB advances	30	1,331,000	6,845,000
FRB borrowings	40	222,010	36,000
Other borrowings	—	9,222	100
Payments for:
FHLB advances	(30)	(2,277,000)	(6,291,000)
FRB borrowings	(40)	(222,010)	(36,000)
Other borrowings	—	(9,222)	(100)
Common stock dividends	(83,790)	(95,509)	(101,911)
Repayment of subordinated debentures	(35,000)	—	—
Purchase of treasury stock	—	(20,000)	(50,834)
Purchase and retirement of common stock	(4,140)	(2,522)	(2,792)
Net cash provided by financing activities	2,294,243	2,132,586	630,789
Increase (decrease) in cash and cash equivalents	170,948	406,093	(29,914)
Cash and cash equivalents at beginning of period	653,766	247,673	277,587
Cash and cash equivalents at end of period	$824,714	$653,766	$247,673

Supplemental Information:
Interest paid	$8,484	$18,631	$35,916
Income taxes paid, net of refunds	$60,562	$43,287	$47,375
Non-cash investing and financing activities:
Transfer of debt securities available for sale to debt securities held to maturity	$2,012,123	$—	$—
Loans transferred to OREO	$—	$1,033	$386
Common stock issued in connection with acquisition	$256,061	$—	$—
Premises and equipment expenditures incurred but not yet paid	$63	$302	$451
Change in dividends payable on unvested shares included in other liabilities	$51	$706	$354
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020 and 2019
1.Summary of Significant Accounting Policies and Reclassifications
Organization
Columbia Banking System, Inc. (the “Corporation,” “we,” “our,” “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). The Bank provides a full range of financial services through 153 branch locations, including 68 in the State of Washington, 59 in Oregon, 15 in Idaho and 11 in California. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and Columbia Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
Securities
Debt securities are classified based on management’s intention on the date of purchase. The Company has debt securities that are classified as AFS and are presented at fair value and debt securities classified as HTM that are presented at amortized cost. Realized gains or losses on sales of debt securities AFS, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized gains or losses on debt securities AFS are excluded from net income but are included in other comprehensive income as a separate component of shareholders' equity, net of tax. Purchase premiums or discounts on debt securities AFS are amortized or accreted into income using the interest method over the terms of the individual securities.
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
Loans held for sale
One-to-four family residential real estate loans originated with the intent to be sold in the secondary market are considered held for sale. One-to-four family residential real estate loans under best efforts delivery commitments are carried at the lower of amortized cost or fair value. There are no economic hedges on these loans. Due to the short period of time between the origination and sale of these loans, the carrying amount of these loans approximates fair value. For one-to-four family residential real estate loans under mandatory delivery commitments, the Company has elected to account for these loans at fair value. The use of the fair value option allows the change in the fair value of the loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges for these loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes a gain or loss on the sale of loans when the sales criteria for derecognition are met. See Note 22. "Fair Value Accounting and Measurement” for additional information on loans held for sale.
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
Loan modifications in response to COVID-19—The Company worked with its borrowers to provide loan payment deferrals as a result of the COVID-19 pandemic. Pursuant to the CARES Act and a joint agency statement issued by the federal banking agencies, these loan modifications are not accounted for as TDRs. Payment deferral terms generally range from 90 to 180 days and some borrowers have been granted multiple deferrals.
Unfunded loan commitments—Unfunded commitments are generally related to providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note 19, “Commitments and Contingent Liabilities.”
Allowance for Credit Losses
The allowance for credit losses under ASC 326 is an accounting estimate of expected losses over the contractual life of assets carried at amortized cost within the Company’s loan portfolio at the balance sheet date. Financial assets (or group of financial assets) measured at amortized cost must be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.
The quantitative allowance is calculated using a DCF approach with a probability of default methodology. The probability of default is an assumption derived from regression models which determines the relationship between historical defaults and certain economic variables. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to determine defaults over the forecast period. The Company leverages economic projections from an independent third-party provider on a quarterly basis that are vetted by the Company through quantifiable analysis and comparisons are evaluated by a committee before a final scenario is determined for the 18 month reasonable and supportable forecast period used by the Company. Following the forecast period, the economic variables used to calculate the probability of default reverts to its historical mean using a straight-line basis constructed on each macroeconomic factor’s absolute historical quarterly change at a constant rate. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the loss given default, which is the estimate of loss for a defaulted loan, and the discount rate applied to future cash flows. The DCF model calculates the net present value of each loan using both the contractual and expected cash flows, respectively.
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
Implementation costs incurred for software that is part of a hosting arrangement are capitalized in “Other assets” in the Consolidated Balance Sheets and amortized on a straight-line basis over the life of the contract.
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
Identified intangible assets are amortized on an accelerated basis over the period benefited. Intangible assets are also evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections. At December 31, 2021, intangible assets included in the Consolidated Balance Sheets principally consisted of CDI with an original estimated life of 10 years.
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
As part of the Company’s overall interest rate risk management, the Company used an interest rate collar with a notional amount of $500.0 million to mitigate interest rate risk. This collar was designated and qualified as a cash flow hedge. Gains and losses were recorded in accumulated other comprehensive income to the extent the hedge was effective. Gains and losses were reclassified from accumulated other comprehensive income to earnings in the period the hedged transaction affected earnings and was included in the same income statement line item that the hedged transaction was recorded. In October 2020, the interest rate collar was terminated. See Note 17. “Derivatives and Balance Sheet Offsetting” for additional information.
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
Practical expedients
The Company does not adjust the consideration from customers for the effects of a significant financing component if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service will be one year or less.
The Company pays sales commissions to its employees in accordance with certain incentive plans and in connection with obtaining certain contracts with customers. The Company expenses such sales commissions when incurred if the amortization period of the asset the Company otherwise would have recognized is one year or less. Sales commissions are included in compensation and employee benefits expense.
For the Company’s contracts that have an original expected duration of one year or less, the Company has not disclosed the amount of the transaction price allocated to unsatisfied performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.
Accounting Pronouncements Recently Adopted or Issued
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
2.Business Combinations
Bank of Commerce
On October 1, 2021, the Company completed its acquisition of Bank of Commerce and its wholly-owned banking subsidiary Merchants Bank of Commerce. The Company acquired 100% of the equity interests of Bank of Commerce.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the October 1, 2021 acquisition date. Initial accounting for deferred taxes was incomplete as of December 31, 2021. The deferred taxes currently recognized in the financial statements have been determined provisionally as the final Bank of Commerce tax return has not yet been completed. The application of the acquisition method of accounting resulted in the recognition of goodwill of $57.3 million and a CDI of $15.9 million. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company paid this premium for a number of reasons, including to expand the Company’s current footprint, enter the California market and the synergies and economies of scale expected from the acquisition. The goodwill is not deductible for income tax purposes.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

	October 1, 2021
	(in thousands)
Merger consideration		$256,257
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$155,180
Investment securities	654,480
FHLB stock	7,463
Loans, net allowance for credit loss	1,084,984
Interest receivable	5,237
Premises and equipment	17,658
Core deposit intangible	15,932
Other assets	41,963
Total assets acquired		1,982,897
Liabilities assumed
Deposits	(1,737,584)
Subordinated debentures	(10,000)
Junior subordinated debentures	(10,310)
Other liabilities	(26,076)
Total liabilities assumed		(1,783,970)
Total fair value of identifiable net assets		198,927
Goodwill		$57,330
See Note 9, “Goodwill and Other Intangible Assets,” for further discussion of the accounting for goodwill and other intangible assets.
Of the $1.08 billion net loans acquired, $40.3 million exhibited credit deterioration on the date of purchase. The following table provides a summary of these PCD loans at acquisition:

October 1, 2021

(in thousands)
Par value of PCD loans acquired	$43,419
PCD ACL at acquisition	(2,616)
Non-credit discount on PCD loans	(525)
Purchase price of PCD loans	$40,278
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period of October 1, 2021 to December 31, 2021. Disclosure of the amount of Bank of Commerce’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the year ended December 31, 2021 and 2020. This unaudited, estimated pro forma financial information was calculated as if Bank of Commerce had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Bank of Commerce with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Years Ended December 31,
	2021	2020

	(in thousands, except per share amounts)
Total revenues (net interest income plus noninterest income)	$664,875	$660,857
Net income	$221,637	$164,087
EPS - basic	$2.85	$2.11
EPS - diluted	$2.84	$2.10
The following table shows the impact of the acquisition-related expenses related to the acquisition of Bank of Commerce for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Noninterest Expense
Compensation and employee benefits	$4,875	$—	$—
Occupancy	271	—	—
Data processing	287	—	—
Legal and professional fees	4,429	—	—
Advertising and promotion	9	—	—
Other	499	—	—
Total impact of acquisition-related costs to noninterest expense	$10,370	$—	$—
In addition, related to the recently announced transaction with Umpqua, the Company recognized $4.1 million of acquisition-related expenses for the year ended December 31, 2021.
3.Cash and Cash Equivalents
The Company is required to maintain an average reserve balance with the FRB, which is based on a percentage of deposits, or maintain such reserve balance in the form of cash. The Federal Reserve reduced the required percentage to zero effective March 26, 2020; therefore, the Company did not have an average required reserve balance for the year ended December 31, 2021. The average required reserve balance for the year ended December 31, 2020 was approximately $19.0 million, which was impacted by the FRB’s decision to reduce reserve requirement ratios, and was met by holding cash and maintaining an average balance with the FRB.
4.Securities
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

At December 31, 2021, the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and states and municipalities. Nearly all of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The remainder of the Company’s available for sale mortgage-backed securities are non-agency collateralized mortgage obligations which currently carry ratings no lower than A. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2021	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,738,616	$45,077	$(38,092)	$3,745,601
Other asset-backed securities	469,052	3,802	(9,791)	463,063
State and municipal securities	983,704	18,525	(4,938)	997,291
U.S. government agency and government-sponsored enterprise securities	252,755	3,095	(3,274)	252,576
U.S. government securities	158,367	—	(831)	157,536
Non-agency collateralized mortgage obligations	295,547	340	(955)	294,932
Total available for sale	$5,898,041	$70,839	$(57,881)	$5,910,999
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,148,327	$50	$(25,771)	$2,122,606
Total held to maturity	$2,148,327	$50	$(25,771)	$2,122,606

December 31, 2020
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,640,351	$178,579	$(4,543)	$3,814,387
Other asset-backed securities	349,904	9,651	(2,076)	357,479
State and municipal securities	729,066	25,098	(592)	753,572
U.S. government agency and government-sponsored enterprise securities	278,208	6,545	(57)	284,696
Total available for sale	$4,997,529	$219,873	$(7,268)	$5,210,134
There was no allowance for credit losses on both available for sale securities and held to maturity securities as of December 31, 2021 and December 31, 2020. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the twelve months ended December 31, 2021 and 2020.
Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At December 31, 2021 and 2020, accrued interest receivable for securities available for sale was $19.2 million and $17.1 million, respectively. Accrued interest for securities held to maturity was $4.4 million at December 31, 2021. There was no accrued interest receivable related to securities held to maturity at December 31, 2020, as the Company did not have held to maturity securities at that date. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following table provides the proceeds and both gross realized gains and losses on the sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Proceeds from sales and calls of debt securities available for sale	$89,219	$194,697	$259,554

Gross realized gains from sales of debt securities available for sale	$751	$471	$3,357
Gross realized losses from sales of debt securities available for sale	(437)	(186)	(1,225)
Other securities gains (losses), net (1)	—	16,425	—
Investment securities gains (losses), net	$314	$16,710	$2,132
__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares. See Note 22 “Fair Value Accounting and Measurement” for additional information.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Gains recognized during the period on equity securities	$—	$16,425	$—
Less: Losses recognized during the period on equity securities sold during the period.	—	(3,000)	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1).	$—	$13,425	$—
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
The scheduled contractual maturities of debt securities at December 31, 2021 are presented as follows:

	December 31, 2021
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$86,113	$86,855	$—	$—
Due after one year through five years	961,029	977,757	46,085	45,307
Due after five years through ten years	1,522,735	1,538,002	1,256,426	1,240,587
Due after ten years	3,328,164	3,308,385	845,816	836,712
Total debt securities	$5,898,041	$5,910,999	$2,148,327	$2,122,606
The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31,
	2021	2020

	(in thousands)
To secure public funds	$596,779	$488,119
To secure borrowings	98,796	111,695
Other securities pledged	267,213	261,760
Total securities pledged as collateral	$962,788	$861,574

The following tables show the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2021	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,292,062	$(30,777)	$176,946	$(7,315)	$2,469,008	$(38,092)
Other asset-backed securities	195,708	(4,823)	117,751	(4,968)	313,459	(9,791)
State and municipal securities	237,354	(3,862)	40,343	(1,076)	277,697	(4,938)
U.S. government agency and government-sponsored enterprise securities	100,813	(1,988)	48,714	(1,286)	149,527	(3,274)
U.S. government securities	157,536	(831)	—	—	157,536	(831)
Non-agency collateralized mortgage obligations	212,259	(955)	—	—	212,259	(955)
Total	$3,195,732	$(43,236)	$383,754	$(14,645)	$3,579,486	$(57,881)
December 31, 2020
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$575,329	$(3,728)	$18,527	$(815)	$593,856	$(4,543)
Other asset-backed securities	143,764	(2,076)	70	—	143,834	(2,076)
State and municipal securities	86,471	(592)	—	—	86,471	(592)
U.S. government agency and government-sponsored enterprise securities	74,943	(57)	—	—	74,943	(57)
Total	$880,507	$(6,453)	$18,597	$(815)	$899,104	$(7,268)

Debt securities available for sale

At December 31, 2021, there were 374 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2021.
At December 31, 2021, there were 55 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2021.
At December 31, 2021, there were 123 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2021, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities is investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2021.
At December 31, 2021, there were 12 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2021.

At December 31, 2021, there were nine U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2021.
At December 31, 2021, there were 35 non-agency collateralized mortgage obligations in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2021.
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
During the year ended December 31, 2020, the Company sold 17,360 shares of Visa Class B restricted stock, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At December 31, 2021, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.
5.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment (net of unearned income):

	December 31,
	2021	2020

	(in thousands)
Commercial loans:
Commercial real estate	$4,981,263	$4,062,313
Commercial business	3,423,268	3,597,968
Agriculture	795,715	779,627
Construction	384,755	268,663
Consumer loans:
One-to-four family residential real estate	1,013,908	683,570
Other consumer	43,028	35,519
Total loans	10,641,937	9,427,660
Less: Allowance for credit losses	(155,578)	(149,140)
Total loans, net	$10,486,359	$9,278,520
At December 31, 2021 and 2020, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon Idaho and California.
At December 31, 2021 and 2020, $3.49 billion and $3.46 billion, respectively, of commercial and residential real estate loans were pledged as collateral on FHLB advances. The Company has also pledged $200.5 million and $200.4 million of commercial loans to the FRB for additional borrowing capacity at December 31, 2021 and 2020, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At December 31, 2021 and 2020, accrued interest receivable for loans was $32.4 million and $37.8 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the amortized cost of the loan portfolio as of December 31, 2021 and 2020:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,977,781	$—	$1,610	$—	$1,610	$1,872	$4,981,263
Commercial business	3,406,539	2,721	687	—	3,408	13,321	3,423,268
Agriculture	789,112	1,207	—	—	1,207	5,396	795,715
Construction	384,755	—	—	—	—	—	384,755
Consumer loans:
One-to-four family residential real estate	1,010,343	921	211	—	1,132	2,433	1,013,908
Other consumer	42,998	11	—	—	11	19	43,028
Total	$10,611,528	$4,860	$2,508	$—	$7,368	$23,041	$10,641,937

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$4,037,309	$17,292	$—	—	$17,292	$7,712	$4,062,313
Commercial business	3,578,905	1,282	4,559	—	5,841	13,222	3,597,968
Agriculture	767,102	911	—	—	911	11,614	779,627
Construction	268,304	—	142	—	142	217	268,663
Consumer loans:
One-to-four family residential real estate	677,627	2,283	1,659	—	3,942	2,001	683,570
Other consumer	35,450	24	5	—	29	40	35,519
Total	$9,364,697	$21,792	$6,365	$—	$28,157	$34,806	$9,427,660
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
The following table summarizes written-off interest on nonaccrual loans for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Commercial loans	$628	$1,972	$1,475
Consumer loans	45	28	196
Total	$673	$2,000	$1,671

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

	(in thousands)
Commercial loans:
Commercial real estate	$932	$6,393
Commercial business	5,131	6,382
Agriculture	3,756	8,136
Total	$9,819	$20,911

The following is an analysis of loans classified as TDR for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021			2020			2019
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial real estate	1	$628	$628	—	$—	$—	—	$—	$—
Commercial business	11	2,600	2,600	11	3,257	3,257	10	6,560	6,560
Agriculture	1	583	583	2	3,495	3,495	—	—	—
Consumer loans:
One-to-four family residential real estate	3	155	155	6	814	814	13	787	787
Other consumer	—	—	—	—	—	—	1	1	1
Total	16	$3,966	$3,966	19	$7,566	$7,566	24	$7,348	$7,348
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had $1.5 million of commitments to lend additional funds on loans classified as TDR as of December 31, 2021 as compared to $651 thousand of similar commitments at December 31, 2020. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings, summarized in the table above, largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company had one $26 thousand consumer loan that defaulted within 12 months of being classified as a TDR. The defaulted TDR loan was collateralized and included with the loans individually measured for credit loss.
Loan modifications and PPP loans in response to COVID-19
Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. At December 31, 2021, the Company had four deferments on $14.1 million of loans, gross of unearned income. These deferments are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.
The Company offered PPP loans to provide financial support to small- and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs and applicable employment levels are maintained in accordance with the requirements of the amended PPP. At December 31, 2021, we had $184.1 million of PPP loans outstanding, which are included in commercial business loans.

6.Allowance for Credit Losses and Allowance for Unfunded Commitments and Letters of Credit
The ACL is determined through quarterly assessments of the present value of expected future cash flows within the loan portfolio, which is deducted from the loan’s amortized cost basis to determine the expected credit losses of the loan portfolio. We estimate the ACL using relevant and reliable available information, which is derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions to and recaptures from the ACL are charged to current period earnings through the provision for credit losses. Loan amounts that are determined to be uncollectible are charged directly against the ACL and netted against amounts recovered on previously charged-off loans.
For the purpose of calculating portfolio level reserves, we have segmented our loan portfolio into two portfolio segments (Commercial and Consumer). The Commercial and Consumer portfolio segments are then further broken down into loan classes by risk characteristics. The risk characteristics include regulatory call codes, type of industry, risk ratings and collateral type.
The ACL is comprised of reserves measured on a collective (pool) basis using a quantitative DCF model for all loan classes with similar risk characteristics and then qualitatively adjusted for large loan concentrations, policy exceptions granted and other factors. The quantitative DCF model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of our loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Commercial segment multi-factor models utilize a mix of 15 macroeconomic factors, including the four most commonly used factors: Real GDP, National Unemployment Rate, Disposable Personal Income and Private Inventories. The Consumer segment multi-factor models utilize a mix of three macroeconomic factors: National Unemployment Rate, Home Price Index and Disposable Income. The Company utilizes an 18 month reasonable and supportable forecast for the macroeconomic factors, after which the probability of default reverts to its historical mean using a straight-line basis constructed on each macroeconomic factor’s absolute historical quarterly change.
Loans are individually measured for credit losses if they do not share similar risk characteristics of other loans within their respective pools. Individually measured loans are primarily nonaccrual and collateral dependent with balances equal to or greater than $500,000 and for which the borrower is experiencing financial difficulty such that full satisfaction of the contractual terms of the loan are in question. Commercial real estate loans are secured by commercial real estate, including owner occupied and non-owner occupied commercial real estate, as well as multifamily residential real estate. Commercial business loans are primarily secured by non-real estate collateral, including equipment and other non-real estate fixed assets, inventory, receivables and cash. Agricultural loans are secured by farmland and other agricultural real estate, as well as equipment, inventory, such as crops and livestock, non-real estate fixed assets and cash. Construction loans are secured by one-to-four family residential real estate and commercial real estate in varying stages of development. One-to-four family residential real estate loans are secured by one-to-four family residential properties. Other consumer loans are secured by personal property. For collateral dependent loans, the Company calculates the allowance as the difference between the amortized cost of the loan and the fair market value of the collateral. The fair market value of the collateral is determined by either the discounted expected future cash flows from the operation of the collateral or the appraised value of the collateral, less costs to sell. If the fair value of the collateral is greater than the amortized cost of the loan, no reserve is recorded.
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

The following tables show a detailed analysis of the ACL for the years ended December 31, 2021, 2020 and 2019:

	Beginning Balance	Initial ACL recorded for PCD loans acquired during the period	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Year Ended December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$68,934	$2,225	$(1,044)	$633	$(9,494)	$61,254
Commercial business	45,250	30	(6,364)	4,862	10,934	54,712
Agriculture	9,052	38	(322)	355	(975)	8,148
Construction	7,636	35	—	593	(2,867)	5,397
Consumer loans:
One-to-four family residential real estate	16,875	286	(170)	907	6,225	24,123
Other consumer	1,393	2	(1,163)	735	977	1,944
Total	$149,140	$2,616	$(9,063)	$8,085	$4,800	$155,578

	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Year Ended December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$(1,419)	$131	$42,349	$68,934
Commercial business	30,292	762	(12,396)	3,438	23,154	45,250
Agriculture	15,835	(9,325)	(6,427)	172	8,797	9,052
Construction	8,571	(1,750)	—	709	106	7,636
Consumer loans:
One-to-four family residential real estate	7,435	4,237	(84)	2,083	3,204	16,875
Other consumer	883	778	(766)	399	99	1,393
Unallocated	612	(603)	—	—	(9)	—
Total	$83,968	$1,632	$(21,092)	$6,932	$77,700	$149,140

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Year Ended December 31, 2019	(in thousands)
Commercial loans:
Commercial real estate	$14,864	$(2,160)	$3,377	$4,259	$20,340
Commercial business	34,658	(11,290)	3,066	3,858	30,292
Agriculture	9,589	(245)	299	6,192	15,835
Construction	14,395	(242)	3,641	(9,223)	8,571
Consumer loans:
One-to-four family residential real estate	8,024	(1,196)	1,773	(1,166)	7,435
Other consumer	786	(82)	165	14	883
Unallocated	1,053	—	—	(441)	612
Total	$83,369	$(15,215)	$12,321	$3,493	$83,968
The $6.4 million increase in the ACL at December 31, 2021 compared to the ACL at December 31, 2020 was primarily due to the increase in the loan portfolio from the Bank of Commerce acquisition as well as loan originations, partially offset by improvement in the overall portfolio credit quality and an improved economic forecast. A primary driver used to establish the December 31, 2021 ACL included a significantly improved forecast of the national unemployment rate throughout the forecast period as compared to prior year, as well as healthy forecasts for disposable personal income and real GDP. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at December 31, 2021 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$8,300	$3,430	$4,330
Impact of Adopting ASC 326	—	1,570	—
Net changes in the allowance for unfunded commitments and letters of credit	200	3,300	(900)
Ending balance	$8,500	$8,300	$3,430
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

The following is an analysis of the credit quality of our loan portfolio as of December 31, 2021 and 2020:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total (1)

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,068,493	$760,545	$650,593	$492,348	$515,233	$1,180,115	$74,754	$3,644	$4,745,725
Special mention	2,252	—	19,016	6,196	163	27,270	—	2,199	57,096
Substandard	4,119	5,897	45,769	9,112	29,917	82,599	1,029	—	178,442
Total commercial real estate	$1,074,864	$766,442	$715,378	$507,656	$545,313	$1,289,984	$75,783	$5,843	$4,981,263
Commercial business
Pass	$891,957	$426,004	$280,823	$217,605	$144,363	$232,356	$1,028,616	$35,411	$3,257,135
Special mention	621	135	6,097	747	105	51	34,256	236	42,248
Substandard	4,329	4,610	18,393	28,066	20,568	27,462	18,796	1,661	123,885
Total commercial business	$896,907	$430,749	$305,313	$246,418	$165,036	$259,869	$1,081,668	$37,308	$3,423,268
Agriculture
Pass	$147,561	$87,964	$74,658	$29,739	$46,058	$79,693	$266,573	$5,448	$737,694
Special mention	162	—	445	—	—	—	565	—	1,172
Substandard	—	7,717	9,148	1,616	5,532	1,833	29,125	1,878	56,849
Total agriculture	$147,723	$95,681	$84,251	$31,355	$51,590	$81,526	$296,263	$7,326	$795,715
Construction
Pass	$228,661	$53,880	$35,795	$3,183	$3,285	$2,189	$55,765	$—	$382,758
Substandard	—	—	1,748	—	—	249	—	—	1,997
Total construction	$228,661	$53,880	$37,543	$3,183	$3,285	$2,438	$55,765	$—	$384,755
Consumer loans:
One-to-four family residential real estate
Pass	$390,153	$140,799	$56,520	$51,549	$32,447	$111,307	$222,747	$1,347	$1,006,869
Substandard	85	470	183	562	234	4,736	485	284	7,039
Total one-to-four family residential real estate	$390,238	$141,269	$56,703	$52,111	$32,681	$116,043	$223,232	$1,631	$1,013,908
Other consumer
Pass	$7,045	$2,711	$1,950	$13,489	$560	$1,277	$15,853	$97	$42,982
Substandard	—	—	—	—	1	13	23	9	46
Total consumer	$7,045	$2,711	$1,950	$13,489	$561	$1,290	$15,876	$106	$43,028
Total	$2,745,438	$1,490,732	$1,201,138	$854,212	$798,466	$1,751,150	$1,748,587	$52,214	$10,641,937
Less:
Allowance for credit losses									155,578
Loans, net									$10,486,359
_________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior			Total

December 31, 2020	(in thousands)
Commercial loans:
Commercial real estate
Pass	$674,444	$645,328	$478,881	$502,112	$408,972	$946,980	$52,049	$11,332	$3,720,098
Special mention	3,348	39,374	21,285	30,232	46,197	50,115	5	2,139	192,695
Substandard	2,916	24,860	13,571	15,652	43,735	41,138	3,389	4,259	149,520
Total commercial real estate	$680,708	$709,562	$513,737	$547,996	$498,904	$1,038,233	$55,443	$17,730	$4,062,313
Commercial business
Pass	$1,087,400	$366,435	$324,360	$199,010	$218,313	$214,677	$1,000,725	$11,540	$3,422,460
Special mention	3,002	26,361	8,471	24,582	7,004	10,650	22,426	—	102,496
Substandard	3,625	7,376	11,061	5,905	6,396	3,743	32,134	2,772	73,012
Total commercial business	$1,094,027	$400,172	$343,892	$229,497	$231,713	$229,070	$1,055,285	$14,312	$3,597,968
Agriculture
Pass	$142,163	$90,612	$44,434	$58,366	$58,893	$59,396	$244,135	$9,299	$707,298
Special mention	—	90	285	33	—	—	85	13	506
Substandard	5,193	12,480	5,868	4,258	284	3,502	38,780	1,458	71,823
Total agriculture	$147,356	$103,182	$50,587	$62,657	$59,177	$62,898	$283,000	$10,770	$779,627
Construction
Pass	$134,693	$66,974	$10,066	$3,498	$763	$1,805	$29,323	$3,753	$250,875
Substandard	—	17,732	—	—	—	56	—	—	17,788
Total construction	$134,693	$84,706	$10,066	$3,498	$763	$1,861	$29,323	$3,753	$268,663
Consumer loans:
One-to-four family residential real estate
Pass	$161,021	$77,756	$62,696	$29,737	$20,889	$78,098	$243,325	$3,655	$677,177
Special mention	—	—	332	—	—	195	—	—	527
Substandard	—	849	227	1,166	344	1,968	1,005	307	5,866
Total one-to-four family residential real estate	$161,021	$78,605	$63,255	$30,903	$21,233	$80,261	$244,330	$3,962	$683,570
Other consumer
Pass	$5,548	$3,109	$3,886	$989	$244	$1,060	$19,911	$474	$35,221
Substandard	30	—	—	5	—	170	53	40	298
Total consumer	$5,578	$3,109	$3,886	$994	$244	$1,230	$19,964	$514	$35,519
Total	$2,223,383	$1,379,336	$985,423	$875,545	$812,034	$1,413,553	$1,687,345	$51,041	$9,427,660
Less:
Allowance for credit losses									149,140
Loans, net									$9,278,520

7.Other Real Estate Owned
The following table sets forth activity in OREO for the periods indicated:

	Years Ended December 31,
	2021	2020

	(in thousands)
Balance, beginning of period	$553	$552
Transfers in	—	1,033
Valuation adjustments	(140)	(70)
Proceeds from sale of OREO property	(132)	(1,066)
Gain on sale of OREO, net	100	104
Balance, end of period	$381	$553
At December 31, 2021, there were no foreclosed residential real estate properties held as a result of obtaining physical possession and the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $47 thousand.
8.Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2021	2020

	(in thousands)
Land	$52,639	$51,436
Buildings	119,546	107,924
Leasehold improvements	31,084	30,094
Furniture and equipment	41,313	38,679
Vehicles	476	439
Computer software	9,942	12,581
Total cost	255,000	241,153
Less accumulated depreciation and amortization	(82,856)	(79,094)
Total	$172,144	$162,059
Total depreciation and amortization expense was $11.0 million, $10.7 million, and $10.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
9.Goodwill and Other Intangible Assets
Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed its annual impairment assessment as of July 31, 2021 and concluded that there was no impairment. As of December 31, 2021, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Our CDIs are evaluated for impairment if events and circumstances indicate possible impairment. The CDIs are amortized on an accelerated basis over an estimated life of 10 years each.

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Goodwill, beginning of period	$765,842	$765,842	$765,842
Established through acquisition (1)	57,330	—	—
Total goodwill, end of period	823,172	765,842	765,842
Other intangible assets, net
CDI:
Gross CDI balance, beginning of period (2)	78,821	105,473	105,473
Accumulated amortization, beginning of period	(53,006)	(70,934)	(60,455)
CDI, net, beginning of period	25,815	34,539	45,018
Established through acquisition	15,900	—	—
CDI current period amortization	(7,987)	(8,724)	(10,479)
Total CDI, end of period	33,728	25,815	34,539
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	34,647	26,734	35,458
Total goodwill and intangible assets, end of period	$857,819	$792,576	$801,300
__________
(1) See Note 2, Business Combinations, for additional information regarding the goodwill related to the acquisition of Bank of Commerce on October 1, 2021.
(2) For the year ended December 31, 2021, the gross CDI balance, beginning of period has been adjusted to remove fully amortized amounts. Prior period columns have not been adjusted.

The following table provides the estimated future amortization expense of CDI for the succeeding five years:

Years Ending December 31,

(in thousands)
2022	$8,698
2023	7,082
2024	5,673
2025	4,366
2026	3,225
10.Leases
Lease Commitments
The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2022 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
The following table shows the details of the Company’s operating lease right-of-use asset and the associated lease liability for the period indicated:

		December 31,
Item	Balance Sheet Location	2021	2020

		(in thousands)
Operating lease asset	Other assets	$60,296	$61,863
Operating lease liability	Other liabilities	$66,375	$67,503

At December 31, 2021, the Company’s operating leases have a weighted average remaining lease term of 7.5 years and a weighted average discount rate of 2.4%. Cash paid for amounts included in the measurement of operating lease liabilities was $12.5 million and $11.2 million for the years ended December 31, 2021 and 2020, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2021 and 2020 were $7.2 million and $13.9 million, respectively.
The following table shows the components of net lease costs:

		Years Ended December 31,
Item	Statement of Income Location	2021	2020	2019

		(in thousands)
Operating lease cost (1)	Occupancy	$11,760	$11,073	$10,851
Variable lease cost	Occupancy	1,800	1,732	1,805
Sublease income	Occupancy	(1,562)	(1,454)	(1,182)
Net lease cost		$11,998	$11,351	$11,474
__________
(1) Includes short-term lease costs, which are immaterial.
The following table shows the maturity analysis for operating leases as of December 31, 2021:

Years Ending December 31,
(in thousands)
2022	$12,477
2023	10,845
2024	9,926
2025	8,616
2026	7,395
Thereafter	23,753
Total future minimum lease payments	73,012
Amounts representing interest	(6,637)
Present value of minimum lease payments	$66,375
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

11.Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2021	2020

	(in thousands)
Demand and other noninterest-bearing	$8,856,714	$6,913,214
Money market	3,525,299	2,780,922
Interest-bearing demand	1,999,407	1,433,083
Savings	1,617,546	1,169,721
Interest-bearing public funds, other than certificates of deposit	779,146	656,273
Certificates of deposit, less than $250,000	249,120	201,805
Certificates of deposit, $250,000 or more	160,490	108,935
Certificates of deposit insured by CD Option of IntraFi Network Deposits	35,611	23,105
Brokered certificates of deposit	—	5,000
Reciprocal money market accounts	786,046	577,804
Subtotal	18,009,379	13,869,862
Valuation adjustment resulting from acquisition accounting	736	—
Total deposits	$18,010,115	$13,869,862
Overdrafts of $2.4 million and $1.2 million were reclassified as loan balances at December 31, 2021 and 2020, respectively.
The following table shows the amount and maturity of time deposits:

Years Ending December 31,
(in thousands)
2022	$346,916
2023	53,080
2024	19,791
2025	12,288
2026	13,879
Thereafter	3
Total	$445,957

12.FHLB and FRB Borrowings
FHLB
The Company has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. The Company had aggregate borrowing capacity with the FHLB of $2.18 billion and $2.09 billion for the years ended December 31, 2021 and 2020, respectively, of which the Company had borrowed $7.0 million as of both December 31, 2021 and 2020. See Note 5, “Loans,” for the carrying value of pledged loans.
At December 31, 2021, FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount

	(dollars in thousands)
Within 1 year	3.85%	$2,000
Due after 10 years	5.37%	5,000
Total		7,000
Valuation adjustment from acquisition accounting		359
Total		$7,359
The maximum, average outstanding and year end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019

	(dollars in thousands)
Balance at end of period	$7,359	$7,414	$953,469
Average balance during period	$7,388	$341,643	$469,983
Maximum month end balance during period	$7,409	$1,005,464	$953,469
Weighted average rate during period	4.94%	1.82%	2.42%
Weighted average rate at December 31	4.94%	4.94%	1.84%
FRB
The Company pledges securities and loans for borrowing capacity at the FRB and had a borrowing capacity with the FRB of $226.0 million and $234.4 million for the years ended December 31, 2021 and 2020, respectively. See Note 4, “Securities,” for the carrying value of pledged investment securities and Note 5, “Loans,” for the carrying value of pledged loans. In 2020, the Company was also eligible to borrow under the PPPLF utilizing PPP loans as collateral; however this facility terminated on July 30, 2021. The Company had no borrowings as of December 31, 2021 and only test overnight borrowings during the year resulting in no average borrowings for 2021. While the Company also had no borrowings as of December 31, 2020, there were overnight borrowings, in addition to short-term test borrowings under the PPPLF at a rate of 0.35%, resulting in average borrowings of $1.1 million and $99 thousand for 2020 and 2019, respectively.
13.Securities Sold Under Agreements to Repurchase
The Company’s securities sold under agreements to repurchase consist of sweep repurchase agreements that are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Financial Statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the Consolidated Financial Statements. These agreements had a balance of $86.0 million and a weighted average interest rate of 0.18% at December 31, 2021. All of these repurchase agreements in existence at December 31, 2021 mature on a daily basis. Securities available for sale with a carrying amount of $101.1 million at December 31, 2021 were pledged as collateral for the sweep repurchase agreement borrowings.

14.Subordinated Debentures
On November 1, 2017, with its acquisition of Pacific Continental, the Company assumed $35.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. These debentures were callable at par on June 30, 2021 and were fully redeemed in December 2021.
On October 1, 2021, with its acquisition of Bank of Commerce, the Company assumed $10.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. Interest on the subordinated debentures will be paid at a variable rate equal to three-month LIBOR plus 5.26%, payable quarterly until the maturity date of December 10, 2025.
15.Junior Subordinated Debentures
On October 1, 2021, with its acquisition of Bank of Commerce, the Company assumed $10.3 million of trust preferred obligations. These obligations bear a contractual interest rate of junior subordinated debentures based on the three-month LIBOR plus 1.58% adjusted quarterly and are redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.
16.Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank, for which the term was extended through May 26, 2022 as a result of an amendment executed during the second quarter of 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. As of December 31, 2021, there was no outstanding balance. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at December 31, 2021.
17.Derivatives and Balance Sheet Offsetting
The Company is exposed to certain risks arising from both its business and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities as well as the use of derivative financial instruments. Specifically, the Company enters into interest rate-based derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the years ended December 31, 2021, 2020 and 2019. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2021 and 2020, the Bank had commitments to originate mortgage loans held for sale totaling $21.8 million and $31.9 million, respectively and forward sales commitments of $18.5 million and $26.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2021 and 2020 was $570.2 million and $597.9 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Balance Sheet at December 31, 2021 and 2020:

	Asset Derivatives				Liability Derivatives
	2021		2020		2021		2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$356	Other assets	$1,096	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$—	Other assets	$—	Other liabilities	$27	Other liabilities	$165
Interest rate swap contracts	Other assets	$24,257	Other assets	$46,184	Other liabilities	$24,257	Other liabilities	$46,637
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2021 and 2020:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Years Ended December 31,			Years Ended December 31,
	2021	2020		2021	2020

	(in thousands)
Interest rate collar	$—	$26,074	Interest income	$10,441	$8,418
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

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Interest rate lock commitments	$(740)	$1,096	$—
Interest rate forward loan sales contracts	139	(165)	—
Interest rate swap contracts	50	(452)	(1)
Total derivative gains (losses)	$(551)	$479	$(1)
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount

December 31, 2021	(in thousands)
Assets
Interest rate swap contracts	$24,257	$—	$24,257	$(450)	$23,807
Liabilities
Interest rate swap contracts	$24,257	$—	$24,257	$(20,747)	$3,510
Repurchase agreements	$86,013	$—	$86,013	$(86,013)	$—

December 31, 2020
Assets
Interest rate swap contracts	$46,184	$—	$46,184	$—	$46,184
Liabilities
Interest rate swap contracts	$46,637	$—	$46,637	$(46,637)	$—
Repurchase agreements	$73,859	$—	$73,859	$(73,859)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total

December 31, 2021	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$86,013	$—	$—	$—	$86,013
Gross amount of recognized liabilities for repurchase agreements					86,013
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $86.0 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
18.Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) Plan, permits Columbia Bank employees who are at least 18 years of age to contribute up to 75% of their eligible compensation to the 401(k) Plan starting on the first day of the month following their hire date. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $4.0 million during 2021, $3.8 million during 2020, and $3.5 million during 2019, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $7.7 million during 2021, $8.1 million during 2020 and $7.3 million during 2019.
Employee Stock Purchase Plan
The Company maintains an ESP Plan in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two look-back periods of six months from January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 63,586 shares for $2.3 million in 2021, 79,297 shares for $2.2 million in 2020 and 57,201 shares for $2.1 million in 2019. At December 31, 2021 there were 160,273 shares available for purchase under the ESP Plan.
Supplemental Compensation Plan
The Company maintains Unit Plans to provide benefits for certain employees. The Unit Plans generally vest over a 10 year period and provide a fixed annual benefit over the subsequent 10 year period. At December 31, 2021 and 2020, the liability associated with these plans was $3.8 million and $4.0 million. Expense associated with these plans for the years ended December 31, 2021, 2020 and 2019 was $363 thousand, $488 thousand and $415 thousand, respectively.

Supplemental Executive Retirement Plan
The Company maintains a SERP, a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using a discount rate of 2.84% for 2021 and 2.51% for 2020. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in “Other liabilities” on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2021	2020

	(in thousands)
Balance, beginning of year	$27,402	$24,914
Established through acquisitions	4,889	—
Actuarial loss (gain)	(732)	2,836
Benefit expense	1,735	1,887
Benefit payments	(1,200)	(2,235)
Balance, end of year	$32,094	$27,402
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,
(in thousands)
2022	$1,571
2023	1,848
2024	2,137
2025	2,329
2026	2,291
2027 through 2031	10,088
Total	$20,264
19.Commitments and Contingent Liabilities
Financial Instruments with Off-Balance Sheet Risk - In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2021 and 2020, the Company’s loan commitments were $3.50 billion and $2.80 billion, respectively. Standby letters of credit were $36.0 million and $29.9 million at December 31, 2021 and 2020, respectively.
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

20.Shareholders’ Equity
Dividends
The following summarizes the dividend activity for the year ended December 31, 2021:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 28, 2021	$0.28	February 10, 2021	February 24, 2021
April 29, 2021	$0.28	May 12, 2021	May 26, 2021
July 29, 2021	$0.28	August 11, 2021	August 25, 2021
September 30, 2021	$0.30	October 13, 2021	October 27, 2021
Subsequent to year end, on January 19, 2022, the Company declared a regular quarterly cash dividend of $0.30 per common share payable on February 16, 2022, to shareholders of record at the close of business on February 2, 2022.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Share Repurchase Program:
On October 28, 2020, the board of directors approved a stock repurchase program to purchase up to 3.5 million shares, up to a maximum aggregate purchase price of $100.0 million, which expired on December 31, 2021. As of December 31, 2021, no shares had been purchased under this plan.

21.Accumulated Other Comprehensive Income
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021, 2020 and 2019:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)

Year Ended December 31, 2021	(in thousands)
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive income (loss) before reclassifications	(137,482)	562	—	(136,920)
Amounts reclassified from accumulated other comprehensive income (2)	(2,558)	459	(8,014)	(10,113)
Net current-period other comprehensive income (loss)	(140,040)	1,021	(8,014)	(147,033)
Ending balance	$23,134	$(4,812)	$16,840	$35,162
Year Ended December 31, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income (loss) before reclassifications	130,355	(2,177)	20,012	148,190
Amounts reclassified from accumulated other comprehensive income (2)	(219)	318	(6,461)	(6,362)
Net current-period other comprehensive income (loss)	130,136	(1,859)	13,551	141,828
Ending balance	$163,174	$(5,833)	$24,854	$182,195
Year Ended December 31, 2019
Beginning balance	$(33,128)	$(2,177)	$—	$(35,305)
Other comprehensive income (loss) before reclassifications	67,802	(2,042)	11,760	77,520
Amounts reclassified from accumulated other comprehensive loss (2)	(1,636)	245	(457)	(1,848)
Net current-period other comprehensive income (loss)	66,166	(1,797)	11,303	75,672
Ending balance	$33,038	$(3,974)	$11,303	$40,367
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Unrealized gains on available for sale debt securities	$315	$285	$2,132	Investment securities gains, net
Amortization of unrealized gains related to securities transfer	3,018	—	—	Taxable securities
	3,333	285	2,132	Total before tax
	(775)	(66)	(496)	Income tax provision
	$2,558	$219	$1,636	Net of tax

Amortization of pension plan liability actuarial losses	$(598)	$(414)	$(319)	Compensation and employee benefits
	(598)	(414)	(319)	Total before tax
	139	96	74	Income tax provision
	$(459)	$(318)	$(245)	Net of tax

Unrealized gains from hedging instruments	$10,441	$8,418	$595	Loans
	10,441	8,418	595	Total before tax
	(2,427)	(1,957)	(138)	Income tax provision
	$8,014	$6,461	$457	Net of tax
22.Fair Value Accounting and Measurement
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021 and 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2021	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,745,601	$—	$3,745,601	$—
Other asset-backed securities	463,063	—	463,063	—
State and municipal securities	997,291	—	997,291	—
U.S. government agency and government-sponsored enterprise securities	252,576	—	252,576	—
U.S. government securities	157,536	157,536	—	—
Non-agency collateralized mortgage obligations	$294,932	$—	$294,932	$—
Total debt securities available for sale	$5,910,999	$157,536	$5,753,463	$—
Loans held for sale	$9,570	$—	$9,570	$—
Other assets:
Interest rate lock commitments	$356	$—	$—	$356
Interest rate swap contracts	$24,257	$—	$24,257	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$27	$—	$27	$—
Interest rate swap contracts	$24,257	$—	$24,257	$—

	Fair Value at December 31, 2020	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,814,387	$—	$3,814,387	$—
Other asset-backed securities	357,479	—	357,479	—
State and municipal securities	753,572	—	753,572	—
U.S. government agency and government-sponsored enterprise securities	284,696	—	284,696	—
Total debt securities available for sale	$5,210,134	$—	$5,210,134	$—
Loans held for sale	$14,760	$—	$14,760	$—
Other assets:
Interest rate lock commitments	$1,096	$—	$—	$1,096
Interest rate swap contracts	$46,184	$—	$46,184	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$165	$—	$165	$—
Interest rate swap contracts	$46,637	$—	$46,637	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2021.

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$356	Internal pricing model	Pull-through rate	80.22% - 96.59% (87.84%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$1,096	Internal pricing model	Pull-through rate	75.43% - 96.63% (88.13%)
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

	Years Ended December 31,
	2021	2020

	(in thousands)
Balance at the beginning of the period	$1,096	$—
Change included in earnings	7,051	2,795
Settlements	(7,791)	(1,699)
Balance at the end of the period	$356	$1,096

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

Equity securities without readily determinable fair value - The Company measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Our equity securities without readily determinable fair values consist of 77,683 Visa Class B shares. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Please see Note 4 "Securities," for additional information.
The following table presents the carrying value of equity securities, without readily determinable fair values, still held as of December 31, 2021, that are measured under the measurement alternative and related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Years Ended December 31,
	2021	2020

Equity securities without readily determinable fair values	in thousands
Carrying value, beginning of period	$13,425	$—
Upward carrying value changes	—	13,425
Carrying value, end of period	$13,425	$13,425

The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2021 and 2020:

	Fair Value at December 31, 2021	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Year Ended December 31, 2021
		Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$7,615	$—	$—	$7,615	$(1,976)
OREO	$375	$—	$—	$375	$(140)

	Fair Value at December 31, 2020	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Year Ended December 31, 2020
		Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$15,569	$—	$—	$15,569	$(8,700)
OREO	525	—	—	525	(70)
Equity securities	13,425	—	13,425	—	13,425
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

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2021 and 2020, along with the valuation techniques used, are shown in the following tables:

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)

	(dollars in thousands)
Collateral dependent loans (2)	$7,615	Fair Market Value of Collateral	Adjustment to Stated Value	0.00% - 100.00% (48.00%)
OREO	$375	Fair Market Value of Collateral	Adjustment to Appraisal Value	N/A (3)
__________
(1) Adjustment applied to appraisal value and stated value (in the case of fixed assets, accounts receivable and inventory).
(2) Collateral consists of accounts receivable, inventory, fixed assets, intangible assets and real estate.
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$153,414	$153,414	$153,414	$—	$—
Interest-earning deposits with banks	671,300	671,300	671,300	—	—
Debt securities available for sale	5,910,999	5,910,999	157,536	5,753,463	—
Debt securities held to maturity	2,148,327	2,122,606	—	2,122,606	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	9,774	9,774	—	9,774	—
Loans	10,486,359	10,679,349	—	—	10,679,349
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate lock commitments	356	356	—	—	356
Liabilities
Time deposits	$445,957	$430,682	$—	$430,682	$—
FHLB advances and FRB borrowings	7,359	8,752	—	8,752	—
Repurchase agreements	86,013	86,013	—	86,013	—
Subordinated debentures	10,000	10,125	—	10,125	—
Junior subordinated debentures	10,310	9,927	—	9,927	—
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate forward loan sales contracts	27	27	—	27	—

	December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$218,899	$218,899	$218,899	$—	$—
Interest-earning deposits with banks	434,867	434,867	434,867	—	—
Debt securities available for sale	5,210,134	5,210,134	—	5,210,134	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	26,481	26,481	—	26,481	—
Loans	9,278,520	9,720,592	—	—	9,720,592
Interest rate contracts	46,184	46,184	—	46,184	—
Interest rate lock commitments	1,096	1,096	—	—	1,096
Liabilities
Time deposits	$338,845	$338,815	$—	$338,815	$—
FHLB advances and FRB borrowings	7,414	9,295	—	9,295	—
Repurchase agreements	73,859	73,859	—	73,859	—
Subordinated debentures	35,092	35,414	—	35,414	—
Interest rate contracts	46,637	46,637	—	46,637	—
Interest rate forward loan sales contracts	165	165	—	165	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of December 31, 2021 and 2020:

December 31,
2021			2020
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

(in thousands)
$9,570	$9,401	$169	$14,760	$14,252	$508
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the year ended December 31, 2021, the Company recorded a net decrease in fair value of $339 thousand, and for the year ended December 31, 2020, the Company recorded a net increase in fair value of $508 thousand, representing the change in fair value reflected in earnings. For the year ended December 31, 2019, there were no such loans held for sale under the mandatory delivery method. At December 31, 2021, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
23.Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2021	2020	2019

	(in thousands except per share amounts)
Basic EPS:
Net income	$202,820	$154,244	$194,451
Less: Earnings allocated to participating securities
Nonvested restricted shares	330	712	1,530
Earnings allocated to common shareholders	$202,490	$153,532	$192,921
Weighted average common shares outstanding	72,683	70,835	71,999
Basic earnings per common share	$2.79	$2.17	$2.68
Diluted EPS:
Earnings allocated to common shareholders	$202,490	$153,532	$192,921
Weighted average common shares outstanding	72,683	70,835	71,999
Dilutive effect of equity awards and warrants	190	45	33
Weighted average diluted common shares outstanding	72,873	70,880	72,032
Diluted earnings per common share	$2.78	$2.17	$2.68
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	212	289	8
24.Share-Based Payments
At December 31, 2021, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options, share units and shares to eligible employees and directors up to 3,050,000 shares.

Share Units: Restricted share units provide for an interest in Company common stock to the recipient, with such units held in escrow until certain conditions are met. Share units provide for vesting requirements that include time-based, performance-based, or market-based conditions. Recipients of restricted units do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights. For share units issued under the equity incentive plan approved in 2018, the holder accrues dividends, which are paid out when the units vest and the shares are issued. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model. The year ended December 31, 2020 was the first year the Company issued RSU’s; accordingly, there were no RSU’s granted or outstanding for the years ended December 31, 2019.
A summary of changes in the Company’s nonvested RSUs and related information for the year ended December 31, 2021 is presented below:

	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	115,542	$32.85
Forfeited	(3,641)	$34.36
Nonvested at December 31, 2020	111,901	$32.85
Granted	86,713	$47.11
Vested	(12,994)	$33.48
Forfeited	(3,050)	$33.71
Nonvested at December 31, 2021	182,570	$40.05
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
A summary of changes in the Company’s nonvested RSAs and related information for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	814,140	$36.43
Granted	405,516	$35.08
Vested	(268,253)	$32.50
Forfeited	(62,386)	$37.12
Nonvested at December 31, 2019	889,017	$36.96
Granted	299,007	$33.64
Vested	(231,805)	$35.01
Forfeited	(90,588)	$36.50
Nonvested at December 31, 2020	865,631	$36.38
Granted	257,298	$44.83
Vested	(324,222)	$37.57
Forfeited	(75,696)	$36.76
Nonvested at December 31, 2021	723,011	$38.57

As of December 31, 2021, there was $19.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2021, 2020, and 2019 was $12.6 million, $8.1 million, and $8.7 million, respectively.
Share Options: There were no options exercised or outstanding during the years ended December 31, 2021 and 2020. The total intrinsic value of options exercised during the year ended December 31, 2019 was $108 thousand. There were no options granted during the years ended December 31, 2021, 2020 and 2019. There were no options that vested during the years ended December 2021, 2020 and 2019.
It is the Company’s policy to issue new shares for share option exercises, share units vested and share awards. The Company expenses awards of share options and shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2021, 2020 and 2019, the Company recognized pre-tax share-based compensation expense of $14.9 million, $10.7 million and $9.3 million, respectively.
25.Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Current expense:
Federal	$50,708	$44,094	$40,471
State	9,610	7,822	6,359
Total current tax expense	$60,318	$51,916	$46,830
Deferred tax expense (benefit):
Federal	$(5,445)	$(12,078)	$60
State	(1,184)	(1,690)	270
Total deferred tax expense (benefit)	(6,629)	(13,768)	330
Total	$53,689	$38,148	$47,160

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
ACL	$39,378	$36,906
Lease liability	15,973	15,823
Deferred compensation	14,887	11,658
Stock options and restricted stock	3,186	2,599
OREO	50	16
Nonaccrual interest	118	102
Net operating losses and credit carryforwards	2,898	3,304
Other	1,824	278
Total deferred tax assets	78,314	70,686
Deferred tax liabilities:
Asset purchase tax basis difference	(5,052)	(6,590)
Right of use asset	(14,510)	(14,501)
FHLB stock dividends	(810)	(789)
Deferred loan fees	(5,957)	(5,695)
Unrealized gain on investment securities	(7,254)	(49,837)
Unrealized gain on equity securities	(3,231)	(3,147)
Purchase accounting	(14,211)	(7,526)
Depreciation	(3,304)	(2,427)
Cash flow hedge	(5,280)	(7,591)
Other	(130)	(112)
Total deferred tax liabilities	(59,739)	(98,215)
Net deferred tax asset (liability)	$18,575	$(27,529)
A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Income tax based on statutory rate	$53,867	21%	$40,402	21%	$50,738	21%
Increase (decrease) resulting from:
Tax exempt instruments	(6,306)	(2)%	(5,987)	(3)%	(6,771)	(3)%
Bank owned life insurance	(1,444)	(1)%	(1,348)	(1)%	(1,963)	(1)%
State income tax, net of federal benefit	7,892	3%	4,844	3%	5,134	2%
Other, net	(320)	—%	237	—%	22	1%
Income tax provision	$53,689	21%	$38,148	20%	$47,160	20%
As of December 31, 2021 and 2020, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2021 and 2020. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $11.3 million, $8.4 million and $61 thousand, respectively, which begin to expire in 2024.
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
26.Regulatory Capital Requirements
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
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was fully phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019). As a result, the Company and the Bank are now required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At December 31, 2021, the capital conservation buffer for the Company and the Bank was 6.21% and 6.18%, respectively. As of December 31, 2021, we and the Bank met all capital adequacy requirements under the Capital Rules.
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
As of December 31, 2021, the most recent notification from the FDIC categorized Columbia Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.

The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
December 31, 2021
CET1 Capital (to risk-weighted assets):
The Company	$1,710,981	13.01%	$591,585	4.50%	$920,244	7.00%	N/A	N/A
Columbia Bank	$1,716,186	13.06%	$591,154	4.50%	$919,754	7.00%	$853,890	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,710,981	13.01%	$788,780	6.00%	$1,117,439	8.50%	N/A	N/A
Columbia Bank	$1,716,186	13.06%	$788,206	6.00%	$1,116,625	8.50%	$1,050,941	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,868,192	14.21%	$1,051,707	8.00%	$1,380,366	10.50%	N/A	N/A
Columbia Bank	$1,863,397	14.18%	$1,050,941	8.00%	$1,379,360	10.50%	$1,313,677	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,710,981	8.55%	$800,615	4.00%	$800,615	4.00%	N/A	N/A
Columbia Bank	$1,716,186	8.60%	$798,206	4.00%	$798,206	4.00%	$997,757	5.00%
December 31, 2020
CET1 Capital (to risk-weighted assets):
The Company	$1,390,958	12.88%	$486,080	4.50%	$756,125	7.00%	N/A	N/A
Columbia Bank	$1,411,834	13.08%	$485,775	4.50%	$755,651	7.00%	$701,676	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,390,958	12.88%	$648,107	6.00%	$918,152	8.50%	N/A	N/A
Columbia Bank	$1,411,834	13.08%	$647,700	6.00%	$917,576	8.50%	$863,601	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,561,020	14.45%	$864,143	8.00%	$1,134,187	10.50%	N/A	N/A
Columbia Bank	$1,546,804	14.33%	$863,601	8.00%	$1,133,476	10.50%	$1,079,501	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,390,958	8.86%	$628,112	4.00%	$628,112	4.00%	N/A	N/A
Columbia Bank	$1,411,834	9.08%	$622,171	4.00%	$622,171	4.00%	$777,714	5.00%

27.Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2021	2020

	(in thousands)
Assets
Cash	$1,979	$2,301
Interest-earning deposits	3,786	4,933
Total cash and cash equivalents	5,765	7,234
Investment in banking subsidiary	2,589,218	2,363,692
Investment in other subsidiaries	7,175	6,215
Goodwill	4,729	4,729
Other assets	2,525	1,668
Total assets	$2,609,412	$2,383,538
Liabilities and Shareholders’ Equity
Subordinated debentures	$10,000	$35,092
Junior subordinated debentures	10,310	—
Other liabilities	360	839
Total liabilities	20,670	35,931
Shareholders’ equity	2,588,742	2,347,607
Total liabilities and shareholders’ equity	$2,609,412	$2,383,538

Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Income
Dividend from banking subsidiary	$108,000	$89,000	$168,000
Dividend from other subsidiaries	500	—	—
Interest-earning deposits	16	13	100
Other income	36	37	68
Total income	108,552	89,050	168,168
Expense
Compensation and employee benefits	856	758	791
Subordinated debentures interest expense	1,932	1,871	1,871
Other borrowings interest expense	52	12	—
Other expense	3,542	1,943	2,111
Total expenses	6,382	4,584	4,773
Income before income tax benefit and equity in undistributed earnings of subsidiaries	102,170	84,466	163,395
Income tax benefit	(1,329)	(952)	(967)
Income before equity in undistributed earnings of subsidiaries	103,499	85,418	164,362
Equity in undistributed earnings of subsidiaries	99,321	68,826	30,089
Net income	$202,820	$154,244	$194,451

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Operating Activities
Net income	$202,820	$154,244	$194,451
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(99,321)	(68,826)	(30,089)
Stock-based compensation expense	14,926	10,737	9,271
Net changes in other assets and liabilities	(1,436)	(17)	(133)
Net cash provided by operating activities	116,989	96,138	173,500
Investing Activities
Net cash received in business combinations	2,173	—	—
Net cash provided by investing activities	2,173	—	—
Financing Activities
Common stock dividends	(83,841)	(96,215)	(102,265)
Repayment of subordinated debentures	(35,000)	—	—
Purchase and retirement of common stock	(4,140)	(2,522)	(2,792)
Purchase of treasury shares	—	(20,000)	(50,834)
Proceeds from exercise of stock options	2,350	2,028	2,025
Net cash used in financing activities	(120,631)	(116,709)	(153,866)
Increase (decrease) in cash and cash equivalents	(1,469)	(20,571)	19,634
Cash and cash equivalents at beginning of year	7,234	27,805	8,171
Cash and cash equivalents at end of year	$5,765	$7,234	$27,805

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in connection with acquisition	$256,061	$—	$—
28.Revenue from Contracts with Customers
The following table shows the disaggregation of revenue from contracts with customers for the period indicated:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$27,107	$27,019	$35,695
Card revenue	18,503	13,928	15,198
Financial services and trust revenue	15,753	12,830	12,799
Total revenue from contracts with customers	61,363	53,777	63,692
Other sources of noninterest income	32,731	50,723	33,489
Total noninterest income	$94,094	$104,500	$97,181
For additional information, see Note 1. “Summary of Significant Accounting Policies.”

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the COSO in Internal Control-Integrated Framework (2013). Management excluded from its assessment the internal control over financial reporting at Bank of Commerce, which was acquired on October 1, 2021 and whose financial data results constituted, of the consolidated financial statement amounts, approximately 10% of loans (net of allowance for credit losses), 10% of deposits, 10% of total assets and 2% of net interest income as of and for the year ended December 31, 2021.
Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments - Credit Losses.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bank of Commerce Holdings, which was acquired on October 1, 2021 and whose financial data results constituted, of the consolidated financial statements amounts, approximately 10% of loans (net of allowance for credit losses), 10% of deposits, 10% of total assets and 2% of net interest income as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Bank of Commerce Holdings.
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
February 25, 2022

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2022 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2021 fiscal year and is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding “Principal Accounting Fees and Services” billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in the Proxy Statement and is incorporated herein by reference.

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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2022.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February 2022.

Principal Executive Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer
Clint E. Stein, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 25, 2022 as attorney in fact for the following directors who constitute a majority of the board of directors.

[Laura Alvarez Schrag]	[Michelle M. Lantow]
[Craig D. Eerkes]	[Randal L. Lund]
[Ford Elsaesser]	[Tracy Mack-Askew]
[Mark A. Finkelstein]	[S. Mae Fujita Numata]
[Eric S. Forrest]	[Elizabeth W. Seaton]
[Thomas M. Hulbert]	[Janine T. Terrano]

/s/ CLINT E. STEIN
Clint E. Stein
Attorney-in-fact

February 25, 2022

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 23, 2021, by and between Columbia Banking System, Inc. and Bank of Commerce Holdings (1)

2.2	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Umpqua Holdings Corporation, Columbia Banking System, Inc., and Cascade Merger Sub, Inc.*(2)

3.1	Amended and Restated Articles of Incorporation (3)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (4)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (5)

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation (6)

3.5	Amended and Restated Bylaws (7)

4.1	Specimen of common stock certificate (8)

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

4.3	Description of Capital Stock (9)

10.1**	Amended and Restated Stock Option and Equity Compensation Plan (10)

10.2**	Form of Stock Option Agreement (11)

10.3**	Form of Restricted Stock Agreement (11)

10.4**	Form of Stock Appreciation Right Agreement (11)

10.5**	Form of Restricted Stock Unit Agreement (11)

10.6**	Form of Long-Term Restricted Stock Agreement (12)

10.7	Office Lease, dated as of December 15, 1999, between the Company and Haub Brothers Enterprises Trust (13)

10.8**	Change in Control Agreement between the Bank and Kent L. Roberts dated December 4, 2011 (14)

10.9**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2012 (15)

10.10**	Change in Control Agreement between the Bank and Andrew L. McDonald dated June 1, 2014 (16)

10.11**	Change in Control Agreement between the Bank and Kumi Baruffi dated September 1, 2014 (17)

10.12**	Change in Control Agreement between the Bank and Lisa Dow dated as of January 24, 2018 (18)

10.13**	Change in Control Agreement between the Bank and David C. Lawson, dated December 11, 2018 (19)

10.14**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2017 (20)

10.15**	Change in Control Agreement between the Bank and Andrew L. McDonald dated as of May 23, 2019 (21)

10.16**	Change in Control Agreement between the Bank and Kumi Yamamoto Baruffi dated as of December 2, 2019 (22)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit

10.17**	Change in Control Agreement between the Bank and Christopher Merrywell dated as of January 1, 2020 (23)

10.18**	Change in Control Agreement between the Bank and David Moore Devine dated as of March 2, 2020 (23)

10.19**	Change in Control Agreement between the Bank and Eric Eid dated as of March 2, 2020 (23)

10.20**	Change in Control Agreement between the Bank and Aaron Deer dated as of May 7, 2020 (24)

10.21**	Change in Control Agreement between the Bank and David Lawson dated as of November 25, 2020 (38)

10.22**	Change in Control Agreement between the Bank and Lisa Dow dated as of November 25, 2020 (38)

10.23**	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (25)

10.24**	Amended and Restated 401 Plus Plan (Deferred Compensation Plan) dated December 14, 2011 for directors and key employees (14)

10.25**	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (11)

10.26**	Form of Indemnification Agreement between the Company and its directors (26)

10.27**	West Coast Bancorp 2012 Omnibus Incentive Plan (27)

10.28**	2014 Stock Option and Equity Compensation Plan (28)

10.29**	2014 Form of Restricted Stock Agreement (28)

10.30**	2014 Form of Stock Option Agreement (28)

10.31**	2014 Form of Stock Appreciation Rights Agreement (28)

10.32**	2014 Form of Restricted Stock Unit Agreement (28)

10.33**	2014 Form of Cash Award Agreement (28)

10.34**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (29)

10.35**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (29)

10.36**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (30)

10.37**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017 (31)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.38**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015 (30)

10.39**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David Lawson, effective November 15, 2017 (31)

10.40**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015 (30)

10.41**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective November 15, 2017 (31)

10.42**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015 (30)

10.43**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017 (31)

10.44**	2018 Equity Incentive Plan (32)

10.45**	Employment Offer (Lisa Dow), dated January 3, 2018 (18)

10.46**	Offer Letter, dated April 6, 2020 by and between Columbia State Bank and Aaron Deer (33)

10.47**	Amended and Restated Employment Agreement, dated as of October 11, 2021, by and between Columbia Banking System, Inc. and Clint E. Stein (34)

10.48**	Amended and Restated Employee Stock Purchase Plan (35)

10.49**	First Amendment to Amended and Restated Employee Stock Purchase Plan (36)

10.50**	Amended and Restated Executive Supplemental Income Agreement, by and between the Company and Lisa Dow, dated December 26, 2018 (19)

10.51**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Lisa Dow, effective March 11, 2018 (20)

10.52**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019 (20)

10.53**	First Amendment to the Columbia State Bank Endorsement Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019 (20)

10.54**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and David C. Lawson, effective May 31, 2019 (21)

10.55**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Kumi Baruffi, effective May 31, 2019 (21)

10.56**	Third Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Clinton E. Stein, effective May 31, 2019 (21)

10.57**	Columbia State Bank Endorsement Method Split Dollar Agreement, effective January 15, 2013, by and between Columbia State Bank and Christopher Merrywell (38)

10.58**	First Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 23, 2020, by and between Columbia State Bank and Christopher Merrywell (38)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.59**	Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 25, 2020 by and between Columbia State Bank and Aaron Deer (38)

10.60**	Executive Supplemental Compensation Agreement dated as of February 23, 2011 between Columbia State Bank and Eric J. Eid (38)

10.61**	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and David Devine, effective November 1, 2011 (38)

10.62**	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and Eric Eid, effective November 1, 2011 (38)

10.63**	Executive Supplemental Compensation Agreement dated as of February 27, 2014 between Columbia State Bank and Eric J. Eid (38)

10.64**	Executive Supplemental Compensation Agreement dated as of March 25, 2015 between Columbia State Bank and Christopher M. Merrywell (38)

10.65**	Executive Supplemental Compensation Agreement dated as of February 1, 2018 between Columbia State Bank and Christopher Merrywell (38)

10.66**	Executive Supplemental Compensation Agreement dated as of March 11, 2019 between Columbia State Bank and David Moore Devine (38)

14	Code of Ethics (37)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

104+	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

__________

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 23, 2021
(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K file October 15, 2021
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(5)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013
(6)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(7)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(8)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(9)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019
(10)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-160370) filed July 1, 2009
(11)	Incorporated by reference to Exhibits 10.2-10.5 and 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2010
(13)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(14)	Incorporated by reference to Exhibits 10.14 and 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(15)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 29, 2012
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
(17)	Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015
(18)	Incorporated by reference to Exhibits 10.1, 10.3, and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
(19)	Incorporated by reference to Exhibits 10.61 and 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018
(20)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019
(21)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
(22)	Incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019
(23)	Incorporated by reference to Exhibits 10.1-10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020
(24)	Incorporated by reference to Exhibits 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
(25)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(26)	Incorporated by reference to Exhibits 10.2 and 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(27)	Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s S-8 Registration Statement (File No. 333-187690) filed April 2, 2013
(28)	Incorporated by reference to Exhibits 99.1-99.6 of the Company’s S-8 Registration Statement (File No. 333-195456) filed April 23, 2014
(29)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016
(30)	Incorporated by reference to Exhibits 10.1-10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(31)	Incorporated by reference to Exhibits 10.47-10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017
(32)	Incorporated by reference to Exhibit 99.1 of the Company’s S-8 Registration Statement (File No. 333-225955) filed June 28, 2018
(33)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2020
(34)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 15, 2021
(35)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(36)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
(37)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(38)	Incorporated by reference to Exhibit 10.21, 10.22, & 10.58-10.67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
* The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.
** Management contract or compensatory plan or arrangement
+ Filed herewith