Form 10-Q
period 2022-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2022-05-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at April 30, 2022 was 78,639,422

i

Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FRB	Federal Reserve Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles
Bank of Commerce	Bank of Commerce Holdings	GDP	Gross Domestic Product
B&O	Business and Occupation	LIBOR	London Interbank Offering Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	Nasdaq	National Association of Securities Dealer Automated Quotations
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank.	OPPO	Other Personal Property Owned
CARES Act	Coronavirus Aid Relief and Economic Security Act	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible	Pacific Continental	Pacific Continental Corporation
CECL	Current Expected Credit Losses	PCD	Purchased Credit Deteriorated
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	RSA	Restricted Stock Awards
CFO	Chief Financial Officer	RSU	Restricted Stock Units
COVID-19	Novel Coronavirus	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
EPS	Earnings Per Share	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board	Umpqua	Umpqua Holdings Corporation
FDIC	Federal Deposit Insurance Corporation

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			March 31, 2022	December 31, 2021

ASSETS			(in thousands)
Cash and due from banks			$225,141	$153,414
Interest-earning deposits with banks			747,335	671,300
Total cash and cash equivalents			972,476	824,714
Debt securities available for sale at fair value (amortized cost of $5,853,160 and $5,898,041, respectively)			5,527,371	5,910,999
Debt securities held to maturity at amortized cost (fair value of $2,038,037 and $2,122,606, respectively)			2,202,437	2,148,327
Equity securities			13,425	13,425
FHLB stock at cost			10,280	10,280
Loans held for sale			4,271	9,774
Loans, net of unearned income			10,759,684	10,641,937
Less: ACL			146,949	155,578
Loans, net			10,612,735	10,486,359
Interest receivable			55,940	56,019
Premises and equipment, net			170,055	172,144
OREO			381	381
Goodwill			823,172	823,172
Other intangible assets, net			32,359	34,647
Other assets			539,056	455,092
Total assets			$20,963,958	$20,945,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$8,790,138	$8,856,714
Interest-bearing			9,509,075	9,153,401
Total deposits			18,299,213	18,010,115
FHLB advances			7,345	7,359
Securities sold under agreements to repurchase			44,212	86,013
Subordinated debentures			10,000	10,000
Junior subordinated debentures			10,310	10,310
Other liabilities			232,099	232,794
Total liabilities			18,603,179	18,356,591
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
	March 31, 2022	December 31, 2021

(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	80,828	80,695	1,931,076	1,930,187
Outstanding	78,644	78,511
Retained earnings			728,314	694,227
Accumulated other comprehensive income (loss)			(227,777)	35,162
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,360,779	2,588,742
Total liabilities and shareholders’ equity			$20,963,958	$20,945,333

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021

	(in thousands except per share amounts)
Interest Income
Loans	$107,103	$100,315
Taxable securities	37,162	22,816
Tax-exempt securities	3,725	2,759
Deposits in banks	295	152
Total interest income	148,285	126,042
Interest Expense
Deposits	1,796	1,485
FHLB advances and FRB borrowings	71	72
Subordinated debentures	144	468
Other borrowings	74	23
Total interest expense	2,085	2,048
Net Interest Income	146,200	123,994
Recapture for credit losses	(7,800)	(800)
Net interest income after recapture for credit losses	154,000	124,794
Noninterest Income
Deposit account and treasury management fees	7,113	6,358
Card revenue	4,967	3,733
Financial services and trust revenue	4,632	3,381
Loan revenue	3,193	7,369
Bank owned life insurance	1,788	1,560
Other	2,487	765
Total noninterest income	24,180	23,166
Noninterest Expense
Compensation and employee benefits	63,079	51,736
Occupancy	11,009	9,006
Data processing and software	10,324	8,451
Legal and professional fees	6,535	2,815
Amortization of intangibles	2,288	1,924
B&O taxes	1,589	1,259
Advertising and promotion	726	760
Regulatory premiums	1,536	1,105
Net cost (benefit) of operation of OREO	10	(63)
Other	7,957	6,566
Total noninterest expense	105,053	83,559
Income before income taxes	73,127	64,401
Income tax provision	15,605	12,548
Net Income	$57,522	$51,853
Earnings per common share
Basic	$0.74	$0.73
Diluted	$0.74	$0.73
Weighted average number of common shares outstanding	77,925	70,869
Weighted average number of diluted common shares outstanding	78,083	71,109

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income	$57,522	$51,853
Other comprehensive loss, net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale debt securities arising during the period, net of tax of $78,759 and $31,082	(259,988)	(102,605)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $326 and $0	(1,076)	—
Net unrealized loss from securities, net of reclassification adjustment	(261,064)	(102,605)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(30) and $(35)	101	115
Pension plan liability adjustment, net	101	115
Unrealized gain from cash flow hedging instruments:
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $599 and $599	(1,976)	(1,977)
Net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	(1,976)	(1,977)
Other comprehensive loss	(262,939)	(104,467)
Total comprehensive loss	$(205,417)	$(52,614)

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended March 31, 2022	(in thousands except per share amounts)
Balance at January 1, 2022	78,511	$1,930,187	$694,227	$35,162	$(70,834)	$2,588,742
Net income	—	—	57,522	—	—	57,522
Other comprehensive loss	—	—	—	(262,939)	—	(262,939)
Issuance of common stock - employee stock purchase plan	31	1,017	—	—	—	1,017
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - RSAs and RSUs, net of canceled awards	210	3,795	—	—	—	3,795
Purchase and retirement of common stock	(108)	(3,924)	—	—	—	(3,924)
Cash dividends declared on common stock ($0.30 per share)	—	—	(23,435)	—	—	(23,435)
Balance at March 31, 2022	78,644	$1,931,076	$728,314	$(227,777)	$(70,834)	$2,360,779

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended March 31, 2021	(in thousands except per share amounts)
Balance at January 1, 2021	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	51,853	—	—	51,853
Other comprehensive loss	—	—	—	(104,467)	—	(104,467)
Issuance of common stock - employee stock purchase plan	41	1,098	—	—	—	1,098
Issuance of common stock - RSAs and RSUs, net of canceled awards	188	3,028	—	—	—	3,028
Purchase and retirement of common stock	(88)	(3,995)	—	—	—	(3,995)
Cash dividends declared on common stock ($0.28 per share)	—	—	(20,061)	—	—	(20,061)
Balance at March 31, 2021	71,739	$1,661,129	$607,040	$77,728	$(70,834)	$2,275,063

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cash Flows From Operating Activities
Net income	$57,522	$51,853
Adjustments to reconcile net income to net cash provided by operating activities
Recapture for credit losses	(7,800)	(800)
Stock-based compensation expense	3,795	3,028
Depreciation, amortization and accretion	9,435	1,433
Net realized (gain) loss on sale of premises and equipment and loans held for investment	(1,253)	6
Net realized gain on sale and valuation adjustments of OREO	—	(100)
Gain on bank owned life insurance death benefit	—	(209)
Originations of loans held for sale	(51,395)	(107,104)
Proceeds from sales of loans held for sale	56,700	107,320
Change in fair value of loans held for sale	198	89
Net change in:
Interest receivable	79	2,164
Interest payable	(2)	494
Other assets	(7,060)	11,525
Other liabilities	2,157	(10,627)
Net cash provided by operating activities	62,376	59,072
Cash Flows From Investing Activities
Loans originated, net of principal collected	(139,777)	(164,856)
Investment in low income housing tax credit partnerships	(42)	—
Purchases of:
Debt securities available for sale	(183,802)	(608,854)
Debt securities held to maturity	(97,658)	—
Loans held for investment	—	(74,383)
Premises and equipment	(1,817)	(805)
Proceeds from:
Principal repayments and maturities of debt securities available for sale	221,718	180,380
Principal repayments and maturities of debt securities held to maturity	38,873	—
Sales of premises and equipment and loans held for investment	27,272	—
Sales of OREO and OPPO	—	132
Bank owned life insurance death benefit	—	671
Net cash used in investing activities	(135,233)	(667,715)
Cash Flows From Financing Activities
Net increase in deposits	289,282	897,604
Net decrease in sweep repurchase agreements	(41,801)	(35,235)
Proceeds from:
FHLB advances	10	—
FRB borrowings	10	—
Employee stock purchase plan	1,017	1,098
Payments for:
Repayment of FHLB advances	(10)	—
Repayment of FRB borrowings	(10)	—
Common stock dividends	(23,955)	(20,110)
Purchase and retirement of common stock	(3,924)	(3,995)
Net cash provided by financing activities	220,619	839,362
Increase in cash and cash equivalents	147,762	230,719
Cash and cash equivalents at beginning of period	824,714	653,766
Cash and cash equivalents at end of period	$972,476	$884,485

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended March 31,
	2022	2021

Supplemental Information:
Interest paid	$2,087	$1,553
Income taxes paid, net of refunds	$11	$(1)
Non-cash investing and financing activities
Premises and equipment expenditures incurred but not yet paid	$216	$43
Change in dividends payable included in other liabilities	$(520)	$(49)

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be anticipated for the year ending December 31, 2022. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2021 Annual Report on Form 10-K.
Significant Accounting Policies
The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2021 Annual Report on Form 10-K. There have not been any changes in our significant accounting policies compared to those contained in our 2021 Annual Report on Form 10-K disclosure for the year ended December 31, 2021.
2.Accounting Pronouncements Recently Adopted or Issued
Accounting Standards Adopted in 2022
There are no recently issued accounting standards that are applicable to the Company that were adopted in 2022.
Recently Issued Accounting Standards, Not Yet Adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments require the disclosure of current-period gross charge-offs by year of origination for financing receivables and net investments in leases within scope. The ASU is effective for interim and annual reporting periods beginning after December 15, 2022; early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
3.Business Combinations
Bank of Commerce
On October 1, 2021, the Company completed its acquisition of Bank of Commerce and its wholly-owned banking subsidiary Merchants Bank of Commerce. The Company acquired 100% of the equity interests of Bank of Commerce.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the October 1, 2021 acquisition date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $57.3 million and a CDI of $15.9 million. The goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company paid this premium for a number of reasons, including to expand the Company’s current footprint and to enter the California market and the synergies and economies of scale expected from the acquisition. The goodwill is not deductible for income tax purposes.

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
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period of January 1, 2022 to March 31, 2022. Disclosure of the amount of Bank of Commerce’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three months ended March 31, 2021. This unaudited, estimated pro forma financial information was calculated as if Bank of Commerce had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Bank of Commerce with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, Columbia expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma for the
Three Months Ended March 31,
2021

(in thousands, except per share amounts)
Total revenues (net interest income plus noninterest income)	$162,092
Net income	$55,882
Earnings per share - basic	$0.72
Earnings per share - diluted	$0.72
The following table shows the impact of the acquisition-related expenses related to the acquisition of Bank of Commerce for the periods indicated to the various components of noninterest expense:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Noninterest Expense
Compensation and employee benefits	$370	$—
Occupancy	819	—
Data processing and software	1,039	—
Legal and professional fees	92	—
Advertising and promotion	18	—
Other	249	—
Total impact of acquisition-related expenses to noninterest expense	$2,587	$—
In addition, related to the recently announced transaction with Umpqua, the Company recognized $4.5 million of acquisition-related expenses for the three months ended March 31, 2022.

4.Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2022	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,604,576	$8,315	$(205,237)	$3,407,654
Other asset-backed securities	433,879	377	(26,209)	408,047
State and municipal securities	1,002,490	2,275	(65,800)	938,965
U.S. government agency and government-sponsored enterprise securities	247,727	711	(9,164)	239,274
U.S. government securities	182,500	—	(9,158)	173,342
Non-agency collateralized mortgage obligations	381,988	—	(21,899)	360,089
Total available for sale	$5,853,160	$11,678	$(337,467)	$5,527,371
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,202,437	$—	$(164,400)	$2,038,037
Total held to maturity	$2,202,437	$—	$(164,400)	$2,038,037

December 31, 2021
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,738,616	$45,077	$(38,092)	$3,745,601
Other asset-backed securities	469,052	3,802	(9,791)	463,063
State and municipal securities	983,704	18,525	(4,938)	997,291
U.S. government agency and government-sponsored enterprise securities	252,755	3,095	(3,274)	252,576
U.S. government securities	158,367	—	(831)	157,536
Non-agency collateralized mortgage obligations	295,547	340	(955)	294,932
Total available for sale	$5,898,041	$70,839	$(57,881)	$5,910,999
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,148,327	$50	$(25,771)	$2,122,606
Total held to maturity	$2,148,327	$50	$(25,771)	$2,122,606
There was no allowance for credit losses on both available for sale securities and held to maturity securities as of March 31, 2022 and December 31, 2021. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three months ended March 31, 2022 and 2021.
Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At March 31, 2022 and December 31, 2021, accrued interest receivable for securities available for sale was $18.4 million and $19.2 million, respectively. At March 31, 2022 and December 31, 2021, accrued interest receivable for securities held to maturity was $4.5 million and $4.4 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

There were no proceeds or gross realized gains and losses on sales and calls of debt securities available for sale, nor were there other securities gains and losses for the three month periods ended March 31, 2022 and 2021. Additionally, there were no gains or losses recognized on equity securities during the three month periods ended March 31, 2022 and 2021.
The scheduled contractual maturities of debt securities at the period presented below are as follows:

	March 31, 2022
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$92,542	$92,902	$—	$—
Due after one year through five years	1,026,274	1,002,760	174,734	162,632
Due after five years through ten years	1,432,895	1,363,245	1,152,092	1,063,768
Due after ten years	3,301,449	3,068,464	875,611	811,637
Total debt securities	$5,853,160	$5,527,371	$2,202,437	$2,038,037
The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

March 31, 2022

(in thousands)
To secure public funds	$590,026
To secure borrowings	93,557
Other securities pledged	244,917
Total securities pledged as collateral	$928,500
The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2022	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,667,464	$(181,337)	$214,390	$(23,900)	$2,881,854	$(205,237)
Other asset-backed securities	277,210	(16,208)	106,449	(10,001)	383,659	(26,209)
State and municipal securities	657,101	(57,012)	77,447	(8,788)	734,548	(65,800)
U.S. government agency and government-sponsored enterprise securities	25,502	(1,249)	118,135	(7,915)	143,637	(9,164)
U.S. government securities	173,342	(9,158)	—	—	173,342	(9,158)
Non-agency collateralized mortgage obligations	359,060	(21,899)	—	—	359,060	(21,899)
Total	$4,159,679	$(286,863)	$516,421	$(50,604)	$4,676,100	$(337,467)
December 31, 2021
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,292,062	$(30,777)	$176,946	$(7,315)	$2,469,008	$(38,092)
Other asset-backed securities	195,708	(4,823)	117,751	(4,968)	313,459	(9,791)
State and municipal securities	237,354	(3,862)	40,343	(1,076)	277,697	(4,938)
U.S. government agency and government-sponsored enterprise securities	100,813	(1,988)	48,714	(1,286)	149,527	(3,274)
U.S. government securities	157,536	(831)	—	—	157,536	(831)
Non-agency collateralized mortgage obligations	212,259	(955)	—	—	212,259	(955)
Total	$3,195,732	$(43,236)	$383,754	$(14,645)	$3,579,486	$(57,881)

Debt securities available for sale
At March 31, 2022, there were 584 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2022.
At March 31, 2022, there were 81 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2022.
At March 31, 2022, there were 433 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of March 31, 2022, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2022.
At March 31, 2022, there were 12 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2022.
At March 31, 2022, there were 10 U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2022.
At March 31, 2022, there were 55 non-agency collateralized mortgage obligations in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at March 31, 2022.

5.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Commercial loans:
Commercial real estate	$5,047,472	$4,981,263
Commercial business	3,492,307	3,423,268
Agriculture	765,319	795,715
Construction	409,242	384,755
Consumer loans:
One-to-four family residential real estate	1,003,157	1,013,908
Other consumer	42,187	43,028
Total loans	10,759,684	10,641,937
Less: Allowance for credit losses	(146,949)	(155,578)
Total loans, net	$10,612,735	$10,486,359
At March 31, 2022 and December 31, 2021, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon, Idaho and California.
At March 31, 2022 and December 31, 2021, $3.51 billion and $3.49 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances and additional borrowing capacity. The Company also pledged $200.3 million and $200.5 million of commercial loans to the FRB for additional borrowing capacity at March 31, 2022 and December 31, 2021, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At March 31, 2022 and December 31, 2021, accrued interest receivable for loans was $32.9 million and $32.4 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio at the dates presented:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

March 31, 2022	(in thousands)
Commercial loans:
Commercial real estate	$5,045,647	$886	$—	$—	$886	$939	$5,047,472
Commercial business	3,478,768	3,013	325	—	3,338	10,201	3,492,307
Agriculture	755,439	4,332	495	—	4,827	5,053	765,319
Construction	409,242	—	—	—	—	—	409,242
Consumer loans:
One-to-four family residential real estate	1,001,426	495	—	—	495	1,236	1,003,157
Other consumer	42,151	24	—	—	24	12	42,187
Total	$10,732,673	$8,750	$820	$—	$9,570	$17,441	$10,759,684

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,977,781	$—	$1,610	$—	$1,610	$1,872	$4,981,263
Commercial business	3,406,539	2,721	687	—	3,408	13,321	3,423,268
Agriculture	789,112	1,207	—	—	1,207	5,396	795,715
Construction	384,755	—	—	—	—	—	384,755
Consumer loans:
One-to-four family residential real estate	1,010,343	921	211	—	1,132	2,433	1,013,908
Other consumer	42,998	11	—	—	11	19	43,028
Total	$10,611,528	$4,860	$2,508	$—	$7,368	$23,041	$10,641,937
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

The following table summarizes written-off interest on nonaccrual loans for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Commercial loans	$68	$211
Consumer loans	8	7
Total	$76	$218
The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL for the periods indicated:

	March 31, 2022	December 31, 2021

	(in thousands)
Commercial loans:
Commercial real estate	$—	$932
Commercial business	4,418	5,131
Agriculture	3,662	3,756
Consumer loans:
One-to-four family residential real estate	774	—
Total	$8,854	$9,819
The following is an analysis of loans classified as TDR for the periods indicated:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	$—	1	$628	$628
Commercial business	—	—	—	7	$843	$843
Agriculture	1	633	633	—	—	—
Consumer loans:
One-to-four family residential real estate	—	—	—	2	140	140
Total	1	$633	$633	10	$1,611	$1,611

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
The Company had commitments to lend $714 thousand of additional funds on loans classified as TDR as of March 31, 2022. The Company had $1.5 million of such commitments at December 31, 2021. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the three months ended March 31, 2022 and December 31, 2021.

The Company offered PPP loans to provide financial support to small and medium-size businesses to cover payroll and certain other expenses during the COVID-19 pandemic. The PPP was established by the CARES Act and is implemented by the U.S. SBA with support from the U.S. Department of Treasury. The program, which was amended by the Paycheck Protection Flexibility Act of 2020, provides small businesses with funds to pay up to 24 weeks of payroll costs including benefits, as well as interest on mortgages, rent and utilities. Funds are provided to small businesses in the form of loans that will be fully forgiven when used for permitted purposes and when at least 60% of the funds are used for payroll costs and applicable employment levels are maintained in accordance with the requirements of the amended PPP. At March 31, 2022, we had $83.2 million of PPP loans outstanding, which are included in commercial business loans.
6.Allowance for Credit Losses and Allowance for Unfunded Commitments and Letters of Credit
The ACL is determined through quarterly assessments of the present value of expected future cash flows within the loan portfolio, which, are deducted from the loan’s amortized cost basis to determine the expected credit losses of the loan portfolio. We estimate the ACL using relevant and reliable available information, which is derived from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Additions to and recaptures from the ACL are charged to current period earnings through the provision for credit losses. Loan amounts that are determined to be uncollectible are charged directly against the ACL and netted against amounts recovered on previously charged-off loans.
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
Loans are individually measured for credit losses if they do not share similar risk characteristics of other loans within their respective pools. Individually measured loans are primarily nonaccrual and collateral dependent with balances equal to or greater than $500,000 and for which the borrower is experiencing financial difficulty such that full satisfaction of the contractual terms of the loan is in question. Commercial real estate loans are secured by commercial real estate, including owner occupied and non-owner occupied commercial real estate, as well as multifamily residential real estate. Commercial business loans are primarily secured by non-real estate collateral, including equipment and other non-real estate fixed assets, inventory, receivables and cash. Agricultural loans are secured by farmland and other agricultural real estate, as well as equipment, inventory, such as crops and livestock, non-real estate fixed assets and cash. Construction loans are secured by one-to-four family residential real estate and commercial real estate in varying stages of development. One-to-four family residential real estate loans are secured by one-to-four family residential properties. Other consumer loans are secured by personal property. For collateral dependent loans, the Company calculates the allowance as the difference between the amortized cost of the loan and the fair market value of the collateral. The fair market value of the collateral is determined by either the discounted expected future cash flows from the operation of the collateral or the appraised value of the collateral, less costs to sell. If the fair value of the collateral is greater than the amortized cost of the loan, no reserve is recorded.
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
The following tables show a detailed analysis of the ACL for the periods indicated:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended March 31, 2022	(in thousands)
Commercial loans:
Commercial real estate	$61,254	$—	$14	$(3,961)	$57,307
Commercial business	54,712	(1,632)	291	(2,897)	50,474
Agriculture	8,148	(23)	125	(240)	8,010
Construction	5,397	—	8	(6)	5,399
Consumer loans:
One-to-four family residential real estate	24,123	—	294	(61)	24,356
Other consumer	1,944	(246)	340	(635)	1,403
Total	$155,578	$(1,901)	$1,072	$(7,800)	$146,949

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended March 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$68,934	$—	$36	$(11,920)	$57,050
Commercial business	45,250	(3,339)	3,214	13,280	58,405
Agriculture	9,052	—	12	423	9,487
Construction	7,636	—	46	(1,131)	6,551
Consumer loans:
One-to-four family residential real estate	16,875	—	51	(1,288)	15,638
Other consumer	1,393	(127)	61	(164)	1,163
Total	$149,140	$(3,466)	$3,420	$(800)	$148,294

The $8.6 million decrease in the ACL at March 31, 2022 compared to the ACL at December 31, 2021 was primarily due to significant improvements in portfolio risk ratings. Additionally, problem loans decreased during the quarter and their percentage within the portfolio is now near pre-pandemic levels. Specifically regarding the forecast used in the March 31, 2022 estimate, management expects the forecasted national unemployment rate to be near pre-pandemic levels throughout the forecast period. Additionally, the commercial real estate index is expected to grow more slowly throughout the year. The home price index is projected to moderate over the forecast period and real GDP growth is projected to slow in 2022. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at March 31, 2022 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Beginning balance	$8,500	$8,300
Net changes in the allowance for unfunded commitments and letters of credit	500	1,500
Ending balance	$9,000	$9,800

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
We evaluate the credit quality of our loan portfolio using regulatory risk ratings, which are based on relevant information about the borrower’s financial condition, including current financial condition, historical payment experience, credit documentation and current economic trends. Risk ratings are reviewed and updated whenever appropriate, with more periodic reviews as the risk and dollar value of the loss on the loan increases. All loans risk rated special mention or worse with amortized costs exceeding $250 thousand are reviewed at least quarterly with more frequent review for specific loans.
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

The following is an analysis of the credit quality of our loan portfolio as of the periods indicated:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior			Total

March 31, 2022	(in thousands)
Commercial loans:
Commercial real estate
Pass	$237,545	$1,053,628	$746,400	$669,287	$492,695	$1,605,407	$59,752	$3,618	$4,868,332
Special mention	—	—	1,381	16,450	—	26,154	—	—	43,985
Substandard	—	927	2,551	29,267	5,728	95,683	999	—	135,155
Total commercial real estate	$237,545	$1,054,555	$750,332	$715,004	$498,423	$1,727,244	$60,751	$3,618	$5,047,472
Commercial business
Pass	$129,275	$794,588	$408,780	$262,133	$203,962	$351,159	$1,198,963	$3,410	$3,352,270
Special mention	—	677	355	6,485	372	—	16,898	330	25,117
Substandard	—	3,831	4,045	18,627	24,648	31,317	32,302	150	114,920
Total commercial business	$129,275	$799,096	$413,180	$287,245	$228,982	$382,476	$1,248,163	$3,890	$3,492,307
Agriculture
Pass	$26,826	$141,085	$81,501	$76,041	$27,547	$119,214	$246,062	$226	$718,502
Special mention	—	154	—	428	—	—	665	—	1,247
Substandard	—	1,597	7,515	3,235	414	5,059	27,750	—	45,570
Total agriculture	$26,826	$142,836	$89,016	$79,704	$27,961	$124,273	$274,477	$226	$765,319
Construction
Pass	$31,991	$247,354	$46,517	$14,346	$3,169	$5,498	$58,569	$—	$407,444
Substandard	—	—	—	1,746	—	52	—	—	1,798
Total construction	$31,991	$247,354	$46,517	$16,092	$3,169	$5,550	$58,569	$—	$409,242
Consumer loans:
One-to-four family residential real estate
Pass	$39,826	$377,035	$131,139	$49,382	$44,964	$108,061	$248,949	$249	$999,605
Substandard	—	774	461	101	524	1,542	3	147	3,552
Total one-to-four family real estate	$39,826	$377,809	$131,600	$49,483	$45,488	$109,603	$248,952	$396	$1,003,157
Other consumer
Pass	$4,351	$4,139	$2,192	$1,643	$2,190	$11,509	$16,055	$73	$42,152
Substandard	—	21	—	—	—	13	—	1	35
Total consumer	$4,351	$4,160	$2,192	$1,643	$2,190	$11,522	$16,055	$74	$42,187
Total	$469,814	$2,625,810	$1,432,837	$1,149,171	$806,213	$2,360,668	$1,906,967	$8,204	$10,759,684
Less:
Allowance for credit losses									146,949
Loans, net									$10,612,735

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,068,493	$760,545	$650,593	$492,348	$515,233	$1,180,115	$74,754	$3,644	$4,745,725
Special mention	2,252	—	19,016	6,196	163	27,270	—	2,199	57,096
Substandard	4,119	5,897	45,769	9,112	29,917	82,599	1,029	—	178,442
Total commercial real estate	$1,074,864	$766,442	$715,378	$507,656	$545,313	$1,289,984	$75,783	$5,843	$4,981,263
Commercial business
Pass	$891,957	$426,004	$280,823	$217,605	$144,363	$232,356	$1,028,616	$35,411	$3,257,135
Special mention	621	135	6,097	747	105	51	34,256	236	42,248
Substandard	4,329	4,610	18,393	28,066	20,568	27,462	18,796	1,661	123,885
Total commercial business	$896,907	$430,749	$305,313	$246,418	$165,036	$259,869	$1,081,668	$37,308	$3,423,268
Agriculture
Pass	$147,561	$87,964	$74,658	$29,739	$46,058	$79,693	$266,573	$5,448	$737,694
Special mention	162	—	445	—	—	—	565	—	1,172
Substandard	—	7,717	9,148	1,616	5,532	1,833	29,125	1,878	56,849
Total agriculture	$147,723	$95,681	$84,251	$31,355	$51,590	$81,526	$296,263	$7,326	$795,715
Construction
Pass	$228,661	$53,880	$35,795	$3,183	$3,285	$2,189	$55,765	$—	$382,758
Substandard	—	—	1,748	—	—	249	—	—	1,997
Total construction	$228,661	$53,880	$37,543	$3,183	$3,285	$2,438	$55,765	$—	$384,755
Consumer loans:
One-to-four family real estate
Pass	$390,153	$140,799	$56,520	$51,549	$32,447	$111,307	$222,747	$1,347	$1,006,869
Substandard	85	470	183	562	234	4,736	485	284	7,039
Total one-to-four family real estate	$390,238	$141,269	$56,703	$52,111	$32,681	$116,043	$223,232	$1,631	$1,013,908
Other consumer
Pass	$7,045	$2,711	$1,950	$13,489	$560	$1,277	$15,853	$97	$42,982
Substandard	—	—	—	—	1	13	23	9	46
Total consumer	$7,045	$2,711	$1,950	$13,489	$561	$1,290	$15,876	$106	$43,028
Total	$2,745,438	$1,490,732	$1,201,138	$854,212	$798,466	$1,751,150	$1,748,587	$52,214	$10,641,937
Less:
Allowance for credit losses									155,578
Loans, net									$10,486,359

7.Other Real Estate Owned
The following tables set forth activity in OREO for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Balance, beginning of period	$381	$553
Proceeds from sale of OREO property	—	(132)
Gain on sale of OREO, net	—	100
Balance, end of period	$381	$521
At March 31, 2022, there were no foreclosed residential real estate properties held as OREO. Additionally, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
8.Goodwill and Other Intangible Assets
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Goodwill
Total goodwill	$823,172	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period (1)	88,931	105,473
Accumulated amortization at beginning of period	(55,203)	(79,658)
CDI, net at beginning of period	33,728	25,815
CDI current period amortization	(2,288)	(1,924)
Total CDI, net at end of period	31,440	23,891
Intangible assets not subject to amortization	919	919
Other intangible assets, net at end of period	32,359	24,810
Total goodwill and other intangible assets at end of period	$855,531	$790,652
__________
(1) For the three months ended March 31, 2022, the gross CDI balance, beginning of period excludes fully amortized amounts. Prior period column has not been adjusted.

The following table provides the estimated future amortization expense of our CDI for the remaining nine months ending December 31, 2022 and the succeeding four years:

Year ending December 31,

(in thousands)
2022	$6,410
2023	7,082
2024	5,673
2025	4,366
2026	3,225
9. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank, for which the term was extended through May 26, 2022 as a result of an amendment executed during the second quarter of 2021. This facility has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. There was no outstanding balance at both March 31, 2022 and December 31, 2021. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2022.
10.Derivatives, Hedging Activities and Balance Sheet Offsetting
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the three months ended March 31, 2022 and 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2022 and December 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $24.1 million and $21.8 million, respectively, and forward sales commitments of $20.5 million and $18.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at March 31, 2022 and December 31, 2021 was $543.8 million and $570.2 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet as of the dates presented:

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$36	Other assets	$356	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$313	Other assets	$—	Other liabilities	$—	Other liabilities	$27
Interest rate swap contracts	Other assets	$16,784	Other assets	$24,257	Other liabilities	$16,784	Other liabilities	$24,257

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended March 31,
		2022	2021

		(in thousands)
Interest rate collar	Interest income	$2,575	$2,576
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

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Interest rate lock commitments	$(319)	$(171)
Interest rate forward loan sales contracts	340	670
Interest rate swap contracts	—	112
Total derivative gains (losses)	$21	$611
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount

March 31, 2022	(in thousands)
Assets
Interest rate swap contracts	$16,784	$—	$16,784	$(9,940)	$6,844
Liabilities
Interest rate swap contracts	$16,784	$—	$16,784	$(180)	$16,604
Repurchase agreements	$44,212	$—	$44,212	$(44,212)	$—

December 31, 2021
Assets
Interest rate swap contracts	$24,257	$—	$24,257	$(450)	$23,807
Liabilities
Interest rate swap contracts	$24,257	$—	$24,257	$(20,747)	$3,510
Repurchase agreements	$86,013	$—	$86,013	$(86,013)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total

March 31, 2022	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$44,212	$—	$—	$—	$44,212
Gross amount of recognized liabilities for repurchase agreements					44,212
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $44.2 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
11.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2022 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At March 31, 2022 and December 31, 2021, the Company’s loan commitments amounted to $3.64 billion and $3.50 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $35.6 million and $36.0 million at March 31, 2022 and December 31, 2021, respectively.
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
12.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 19, 2022	$0.30	February 2, 2022	February 16, 2022
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
Subsequent to quarter end, on April 21, 2022, the Company declared a regular quarterly cash dividend of $0.30 per common share payable on May 18, 2022 to shareholders of record at the close of business on May 4, 2022.

13.Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)

Three Months Ended March 31, 2022	(in thousands)
Beginning balance	$23,134	$(4,812)	$16,840	$35,162
Other comprehensive loss before reclassifications	(259,988)	—	—	(259,988)
Amounts reclassified from accumulated other comprehensive income (2)	(1,076)	101	(1,976)	(2,951)
Net current-period other comprehensive income (loss)	(261,064)	101	(1,976)	(262,939)
Ending balance	$(237,930)	$(4,711)	$14,864	$(227,777)
Three Months Ended March 31, 2021
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive loss before reclassifications	(102,605)	—	—	(102,605)
Amounts reclassified from accumulated other comprehensive income (2)	—	115	(1,977)	(1,862)
Net current-period other comprehensive income (loss)	(102,605)	115	(1,977)	(104,467)
Ending balance	$60,569	$(5,718)	$22,877	$77,728
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.
The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the periods indicated:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line Item in the Consolidated
	2022	2021	Statement of Income

	(in thousands)
Amortization of unrealized gains related to securities transfer	1,402	—	Taxable securities
	1,402	—	Total before tax
	(326)	—	Income tax provision
	$1,076	$—	Net of tax

Amortization of pension plan liability actuarial losses	$(131)	$(150)	Compensation and employee benefits
	(131)	(150)	Total before tax
	30	35	Income tax provision
	$(101)	$(115)	Net of tax

Unrealized gains from hedging instruments	$2,575	$2,576	Loans
	2,575	2,576	Total before tax
	(599)	(599)	Income tax provision
	$1,976	$1,977	Net of tax

14.Fair Value Accounting and Measurement
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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at the dates presented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

March 31, 2022	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,407,654	$—	$3,407,654	$—
Other asset-backed securities	408,047	—	408,047	—
State and municipal securities	938,965	—	938,965	—
U.S. government agency and government-sponsored enterprise securities	239,274	—	239,274	—
U.S. government securities	173,342	173,342	—	—
Non-agency collateralized mortgage obligations	360,089	—	360,089	—
Total debt securities available for sale	$5,527,371	$173,342	$5,354,029	$—
Loans held for sale	$4,267	$—	$4,267	$—
Other assets:
Interest rate lock commitments	$36	$—	$—	$36
Interest rate forward loan sales contracts	$313	$—	$313	$—
Interest rate contracts	$16,784	$—	$16,784	$—
Liabilities
Other liabilities:
Interest rate contracts	$16,784	$—	$16,784	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

December 31, 2021	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,745,601	$—	$3,745,601	$—
Other asset-backed securities	463,063	—	463,063	—
State and municipal securities	997,291	—	997,291	—
U.S. government agency and government-sponsored enterprise securities	252,576	—	252,576	—
U.S. government securities	157,536	157,536	—	—
Non-agency collateralized mortgage	294,932	—	294,932	—
Total debt securities available for sale	$5,910,999	$157,536	$5,753,463	$—
Loans held for sale	$9,570	$—	$9,570	$—
Other assets:
Interest rate lock commitments	$356	$—	$—	$356
Interest rate contracts	$24,257	$—	$24,257	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$27	$—	$27	$—
Interest rate contracts	$24,257	$—	$24,257	$—
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates presented:

	Fair Value at March 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$36	Internal pricing model	Pull-through rate	77.94% - 100.00% (94.64%)

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$925	Internal pricing model	Pull-through rate	79.87% - 100.00% (90.39%)
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

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Balance at the beginning of the period	$356	$1,096
Change included in earnings	(19)	1,710
Settlements	(301)	(1,881)
Balance at the end of the period	$36	$925
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
The following tables set forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the current and prior year quarterly periods:

	Fair Value at	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended March 31, 2022
	March 31, 2022	Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$2,262	$—	$—	$2,262	$(1,465)

	Fair Value at	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended March 31, 2021
	March 31, 2021	Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$1,520	$—	$—	$1,520	$722
The gains (losses) on collateral dependent loans disclosed above represent the amount of the allowance or provision recapture for credit losses and/or charge-offs during the period applicable to loans held at period-end. The amount of the allowance is included in the ACL.

Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets, along with the valuation techniques used, are shown in the following table:

	Fair Value at March 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Collateral dependent loans (2)	$2,262	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (1)
__________
(1) Quantitative disclosures are not provided because there were no adjustments made to the appraisal value during the current period.
(2) Collateral consists of equipment and real estate.

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)

	(dollars in thousands)
Collateral dependent loans (2)	$1,520	Fair Market Value of Collateral	Adjustment to Stated Value	42.96% - 75.00% (59.53%)
__________
(1) Discount applied to appraised value or stated value (in the case of accounts receivable and fixed assets).
(2) Collateral consists of accounts receivable and fixed assets.

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at the dates presented:

	March 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$225,141	$225,141	$225,141	$—	$—
Interest-earning deposits with banks	747,335	747,335	747,335	—	—
Debt securities available for sale	5,527,371	5,527,371	173,342	5,354,029	—
Debt securities held to maturity	2,202,437	2,038,037	—	2,038,037	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	4,271	4,271	—	4,271	—
Loans	10,612,735	10,746,287	—	—	10,746,287
Interest rate contracts	16,784	16,784	—	16,784	—
Interest rate lock commitments	36	36	—	—	36
Interest rate forward loan sales contracts	313	313	—	313	—
Liabilities
Time deposits	$418,395	$412,068	$—	$412,068	$—
FHLB advances	7,345	8,090	—	8,090	—
Repurchase agreements	44,212	44,212	—	44,212	—
Subordinated debentures	10,000	10,013	—	10,013	—
Junior subordinated debentures	10,310	10,967	—	10,967	—
Interest rate contracts	16,784	16,784	—	16,784	—

	December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$153,414	$153,414	$153,414	$—	$—
Interest-earning deposits with banks	671,300	671,300	671,300	—	—
Debt securities available for sale	5,910,999	5,910,999	157,536	5,753,463	—
Debt securities held to maturity	2,148,327	2,122,606	—	2,122,606	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	9,774	9,774	—	9,774	—
Loans	10,486,359	10,679,349	—	—	10,679,349
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate lock commitments	356	356	—	—	356
Liabilities
Time deposits	$445,957	$430,682	$—	$430,682	$—
FHLB advances	7,359	8,752	—	8,752	—
Repurchase agreements	86,013	86,013	—	86,013	—
Subordinated debentures	10,000	10,125	—	10,125	—
Junior subordinated debentures	10,310	9,927	—	9,927	—
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate forward loan sales contracts	27	27	—	27	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of the dates presented:

March 31, 2022			December 31, 2021
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

(in thousands)
$4,267	$4,295	$(28)	$9,570	$9,401	$169
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the three months ended March 31, 2022 and 2021, the Company recorded net decreases in fair value of $197 thousand and $88 thousand, respectively, representing the change in fair value reflected in earnings. At March 31, 2022 and December 31, 2021, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
15.Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.
The following table sets forth the computation of basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands except per share amounts)
Basic EPS:
Net income	$57,522	$51,853
Less: Earnings allocated to participating securities:
Nonvested restricted shares	46	155
Earnings allocated to common shareholders	$57,476	$51,698
Weighted average common shares outstanding	77,925	70,869
Basic earnings per common share	$0.74	$0.73
Diluted EPS:
Earnings allocated to common shareholders	$57,476	$51,698
Weighted average common shares outstanding	77,925	70,869
Dilutive effect of equity awards	158	240
Weighted average diluted common shares outstanding	78,083	71,109
Diluted earnings per common share	$0.74	$0.73
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	257	70

16.Revenue from Contracts with Customers
The following table shows the disaggregation of revenue from contracts with customers for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$7,113	$6,358
Card revenue	4,967	3,733
Financial services and trust revenue	4,632	3,381
Total revenue from contracts with customers	16,712	13,472
Other sources of noninterest income	7,468	9,694
Total noninterest income	$24,180	$23,166
Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited Consolidated Financial Statements of Columbia Banking System, Inc. (referred to in this report as “we”, “our”, “Columbia” and “the Company”) and notes thereto presented elsewhere in this report and with the December 31, 2021 audited Consolidated Financial Statements and its accompanying notes included in our Annual Report on Form 10-K. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature, as well as the continuing effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. In addition to the factors set forth in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the factors set forth in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, the following factors, among others, could cause actual results to differ materially from the anticipated results expressed or implied by forward-looking statements:
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
•continued increases in inflation and the risk that inflation may differ, possibly materially, from expectations, and actions taken by the Federal Reserve in response to inflation and their potential impact on economic conditions;
•risks related to the proposed merger with Umpqua including, among others, (i) failure to complete the merger with Umpqua or unexpected delays related to the merger or either party’s inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the proposed transaction with Umpqua that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vii) deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, (viii) expenses related to the proposed merger being greater than expected, and (ix) shareholder litigation that may prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations;
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
•the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine;
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management has identified the accounting policies related to the ACL, business combinations and the valuation and recoverability of goodwill as critical to an understanding of our financial statements. These policies and related estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Allowance for Credit Losses,” “Business Combinations” and “Valuation and Recoverability of Goodwill” in our 2021 Annual Report on Form 10-K. There have not been any material changes in our critical accounting policies and estimates as compared to those disclosed in our 2021 Annual Report on Form 10-K.
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
In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have adopted this change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Additionally, in the first filing after the adoption of this rule change, we are required to disclose a comparison of the results for the current quarter and the corresponding quarter of the preceding fiscal year. Accordingly, we have compared the results for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, where applicable throughout this Management’s Discussion and Analysis.
Earnings Summary
Comparison of current quarter to prior quarter
The Company reported net income for the first quarter of $57.5 million or $0.74 per diluted common share, compared to $42.9 million or $0.55 per diluted common share for the fourth quarter of 2021. Net interest income for the three months ended March 31, 2022 was $146.2 million, an increase of $677 thousand from the prior quarter. The increase was primarily a result of higher interest income related to increased yield for the securities portfolio substantially driven by lower premium amortization.

The Company recorded a $7.8 million recapture for credit losses for the first quarter of 2022 compared to a net provision of $11.1 million for the fourth quarter of 2021. The decrease in provision expense for the first quarter of 2022 as compared to the fourth quarter of 2021 was primarily related to improved credit quality. The prior quarter’s net provision was recorded primarily due to the initial allowance for non-PCD loans acquired in the Bank of Commerce acquisition.
Noninterest income for the current quarter was $24.2 million, a decrease of $60 thousand from the prior quarter. The decrease was largely due to lower loan fees and mortgage banking revenue partially offset by financial services and trust revenue and other noninterest income including a gain on the sale of loans of $868 thousand for the current quarter.
Total noninterest expense for the quarter ended March 31, 2022 was $105.1 million, an increase of $2.4 million from the prior quarter. Acquisition-related expenses in the current quarter were $7.1 million compared to $11.8 million for the prior quarter. Taking this into consideration, the largest contributor to the increase in noninterest expense for the current quarter is related to compensation and employee benefits that can be attributed to higher 401k and payroll tax expenses, which are typically elevated in the first quarter. The increase was also attributable to a $500 thousand provision for unfunded loan commitments recorded in the current quarter compared to a $2.0 million recapture recorded in the prior quarter. Higher data processing and software expenses partially offset by lower professional services expense were also drivers of the current quarter increase.
Comparison of current quarter to prior year period
The Company reported net income for the first quarter of $57.5 million or $0.74 per diluted common share, compared to $51.9 million or $0.73 per diluted common share for the first quarter of 2021. Net interest income for the three months ended March 31, 2022 was $146.2 million, an increase of $22.2 million from the prior year period. The increase was primarily due to increases in interest income from loans and securities, which were a result of higher average balances partially related to the Bank of Commerce acquisition.
The Company recorded a $7.8 million recapture for credit losses for the first quarter of 2022 compared to a provision recapture of $800 thousand for the first quarter of 2021. The increase in net provision recapture for the first quarter of 2022 compared to the first quarter of 2021 was principally the result of improved credit quality.
Noninterest income for the current quarter was $24.2 million, an increase of $1.0 million from the prior year period. The increase was largely due to increases associated with other noninterest income, financial services and trust revenue and card revenue offset by lower mortgage banking revenue due to lower overall mortgage production and decreased premium on loan sales as a result of the higher rate environment.
Total noninterest expense for the quarter ended March 31, 2022 was $105.1 million, an increase of $21.5 million from the prior year period. This increase was primarily driven by higher compensation and employee benefits due to our acquisition of Bank of Commerce in the fourth quarter of 2021 and the prior year period having substantial labor costs capitalized for PPP loan originations. Increased acquisition-related expenses related to legal and professional fees, occupancy and data processing and software also contributed to the increase from the prior year period.

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

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$10,665,242	$108,181	4.11%	$10,545,172	$111,709	4.20%	$9,586,984	$101,477	4.29%
Taxable securities	7,217,844	37,162	2.09%	$6,934,477	$33,654	1.93%	4,624,175	22,816	2.00%
Tax exempt securities (2)	792,763	4,715	2.41%	$759,182	$4,364	2.28%	606,129	3,492	2.34%
Interest-earning deposits with banks	590,795	295	0.20%	$947,567	$360	0.15%	602,083	152	0.10%
Total interest-earning assets	19,266,644	150,353	3.16%	$19,186,398	$150,087	3.10%	15,419,371	127,937	3.36%
Other earning assets	302,865			$276,828			242,684
Noninterest-earning assets	1,386,157			$1,394,757			1,229,627
Total assets	$20,955,666			$20,857,983			$16,891,682
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	4,530,698	960	0.09%	4,339,959	951	0.09%	3,450,750	699	0.08%
Interest-bearing demand	2,024,757	374	0.07%	1,967,559	376	0.08%	1,449,642	265	0.07%
Savings accounts	1,632,369	77	0.02%	1,593,434	78	0.02%	1,221,431	40	0.01%
Interest-bearing public funds, other than certificates of deposit	776,965	288	0.15%	787,395	252	0.13%	663,158	276	0.17%
Certificates of deposit	437,251	97	0.09%	458,837	150	0.13%	336,319	205	0.25%
Total interest-bearing deposits	9,402,040	1,796	0.08%	9,147,184	1,807	0.08%	7,121,300	1,485	0.08%
FHLB advances and FRB borrowings	7,354	71	3.92%	7,368	74	3.98%	7,408	72	3.94%
Subordinated debentures	10,000	144	5.84%	43,859	561	5.07%	35,072	468	5.41%
Other borrowings and interest-bearing liabilities	76,185	74	0.39%	56,803	71	0.50%	53,691	23	0.17%
Total interest-bearing liabilities	9,495,579	2,085	0.09%	9,255,214	2,513	0.11%	7,217,471	2,048	0.12%
Noninterest-bearing deposits	8,695,832			8,788,127			7,091,316
Other noninterest-bearing liabilities	228,879			230,532			236,302
Shareholders’ equity	2,535,376			2,584,110			2,346,593
Total liabilities & shareholders’ equity	$20,955,666			$20,857,983			$16,891,682
Net interest income (tax equivalent)		$148,268			$147,574			$125,889
Net interest margin (tax equivalent)			3.12%			3.05%			3.31%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $4.2 million, $6.2 million and $8.3 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The net incremental amortization on acquired loans was $350 thousand for the three months ended March 31, 2022 compared to net incremental accretion of $16 thousand and $1.1 million for the three months ended December 31, 2021 and March 31, 2021, respectively.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.1 million for both the three months ended March 31, 2022 and December 31, 2021 and $1.2 million for the three months ended March 31, 2021. The tax equivalent yield adjustment to interest earned on tax exempt securities was $990 thousand, $917 thousand and $733 thousand for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

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

	Three Months Ended March 31, 2022 Compared to December 31, 2021			Three Months Ended March 31, 2022 Compared to March 31, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total (1)	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$1,260	$(4,788)	$(3,528)	$11,065	$(4,361)	$6,704
Taxable securities	1,409	2,099	3,508	13,314	1,032	14,346
Tax exempt securities	197	154	351	1,107	116	1,223
Interest-earning deposits with banks	(159)	94	(65)	(3)	146	143
Interest income	$2,707	$(2,441)	$266	$25,483	$(3,067)	$22,416
Interest Expense
Deposits:
Money market accounts	$41	$(32)	$9	$228	$33	$261
Interest-bearing demand	11	(13)	(2)	106	3	109
Savings accounts	2	(3)	(1)	15	22	37
Interest-bearing public funds, other than certificates of deposit	(3)	39	36	44	(32)	12
Certificates of deposit	(6)	(47)	(53)	50	(158)	(108)
Total interest on deposits	45	(56)	(11)	443	(132)	311
FHLB advances and FRB borrowings	—	(3)	(3)	(1)	—	(1)
Subordinated debentures	(498)	81	(417)	(364)	40	(324)
Other borrowings and interest-bearing liabilities	9	(6)	3	13	38	51
Interest expense	$(444)	$16	$(428)	$91	$(54)	$37
__________
(1)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of current quarter to prior quarter
Net interest income for the first quarter of 2022 was $146.2 million, up from $145.5 million for the fourth quarter in 2021. The increase was mainly due to higher interest income related to increased yield on the securities portfolio substantially driven by lower premium amortization partially offset by lower yield on the loan portfolio. Also contributing was lower interest expense as a result of the $35.0 million repayment of subordinated debentures in the prior quarter.
The Company’s net interest margin (tax equivalent) increased to 3.12% in the first quarter of 2022, from 3.05% for the prior quarter. This increase was driven by higher yields on securities driven by substantially lower premium amortization partially offset by lower yield on the loan portfolio. A stronger earning assets mix with a lower ratio of low-yield interest-earning deposits with banks was also a contributing factor to the improved net interest margin. The Company’s operating net interest margin (tax equivalent)1 increased to 3.15% from 3.08% compared to the fourth quarter of 2021. The increase was also due to higher yields on securities and a stronger earnings mix as noted above.
Comparison of current quarter to prior year period
Net interest income for the first quarter of 2022 was $146.2 million, up from $124.0 million for the same quarter in 2021. The increase was mainly due to an increase in interest income from loans and securities due to higher average balances partially related to the Bank of Commerce acquisition.
1 Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

The Company’s net interest margin (tax equivalent) decreased to 3.12% in the first quarter of 2022, from 3.31% for the prior year period. This decrease was driven by lower average rates on loans. The Company’s operating net interest margin (tax equivalent) decreased to 3.15% from 3.30% compared to the first quarter of 2021, which was also due to lower average rates on loans.
Provision for Credit Losses
Comparison of current quarter to prior quarter
During the first quarter of 2022, the Company recorded a $7.8 million recapture for credit losses for the first quarter of 2022 compared to a net provision of $11.1 million for the fourth quarter of 2021. The decrease in provision expense for the first quarter of 2022 as compared to the fourth quarter of 2021 was related to improved credit quality. The prior quarter’s net provision was recorded due to the initial allowance for non-PCD loans acquired in the Bank of Commerce acquisition.
Comparison of current quarter to prior year period
During the first quarter of 2022, the Company recorded a $7.8 million recapture for credit losses compared to an $800 thousand net provision recapture during the first quarter of 2021. This was principally the result of credit quality improvement.
The net provision recapture for credit losses recorded during the current quarter also reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration and the size and composition of the loan portfolio and changes in the economic environment during the first quarter of 2022. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended			Prior Quarter		Prior Year Period
	March 31, 2022	December 31, 2021	March 31, 2021	$ Change	% Change	$ Change	% Change

	(dollars in thousands)
Deposit account and treasury management fees	$7,113	$7,155	$6,358	$(42)	(1)%	$755	12%
Card revenue	4,967	5,108	3,733	(141)	(3)%	1,234	33%
Financial services and trust revenue	4,632	3,877	3,381	755	19%	1,251	37%
Loan revenue	3,193	4,977	7,369	(1,784)	(36)%	(4,176)	(57)%
Bank owned life insurance	1,788	1,753	1,560	35	2%	228	15%
Other	2,487	1,370	765	1,117	82%	1,722	225%
Total noninterest income	$24,180	$24,240	$23,166	$(60)	—%	$1,014	4%

Comparison of current quarter to prior quarter
Noninterest income was $24.2 million for the first quarter of 2022, a decrease of $60 thousand from the prior quarter. This decrease was due to lower loan fees and mortgage banking revenue partially offset by higher financial services and trust revenue and other noninterest income including a gain on the sale of loans of $868 thousand in the current quarter.
Comparison of current quarter to prior year period
Noninterest income was $24.2 million for the first quarter of 2022, compared to $23.2 million for the same period in 2021. The increase was primarily due to increases associated with other noninterest income, financial services and trust revenue and card revenue offset by lower mortgage banking revenue due to lower overall mortgage production and decreased premium on loan sales as a result of the higher rate environment.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended			Prior Quarter		Prior Year Period
	March 31, 2022	December 31, 2021	March 31, 2021	$ Change	% Change	$ Change	% Change

	(dollars in thousands)
Compensation and employee benefits	$63,079	$64,169	$51,736	$(1,090)	(2)%	$11,343	22%
Occupancy	11,009	10,076	9,006	933	9%	2,003	22%
Data processing and software	10,324	9,130	8,451	1,194	13%	1,873	22%
Legal and professional fees	6,535	7,937	2,815	(1,402)	(18)%	3,720	132%
Amortization of intangibles	2,288	2,376	1,924	(88)	(4)%	364	19%
B&O taxes	1,589	1,571	1,259	18	1%	330	26%
Advertising and promotion	726	1,357	760	(631)	(46)%	(34)	(4)%
Regulatory premiums	1,536	1,481	1,105	55	4%	431	39%
Net cost (benefit) of operation of OREO	10	14	(63)	(4)	(29)%	73	(116)%
Other	7,957	4,511	6,566	3,446	76%	1,391	21%
Total noninterest expense	$105,053	$102,622	$83,559	$2,431	2%	$21,494	26%

The following table shows the impact of the acquisition-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(in thousands)
Acquisition-related expenses:
Compensation and employee benefits	$586	$4,875	$—
Occupancy	819	271	—
Data processing and software	1,039	286	—
Legal and professional fees	4,209	5,624	—
Advertising and promotion	134	111	—
Other	270	645	—
Total impact of acquisition-related expense to noninterest expense	$7,057	$11,812	$—
Acquisition-related expenses by transaction:
Bank of Commerce (1)	2,587	7,667	—
Umpqua (2)	4,470	4,145	—
Total impact of acquisition-related expense to noninterest expense	$7,057	$11,812	$—
__________
(1) The Company completed the acquisition of Bank of Commerce on October 1, 2021. See Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this transaction.
(2) Definitive merger agreement has been entered into; however, completion of this transaction is pending as of the date of this filing.

Comparison of current quarter to prior quarter
Noninterest expense was $105.1 million for the first quarter of 2022, an increase of $2.4 million from $102.6 million for the prior quarter. Acquisition-related expenses in the current quarter were $7.1 million compared to $11.8 million for the prior quarter. Taking this into consideration, the largest contributor to the increase in noninterest expense for the current quarter is related to compensation and employee benefits that can be attributed to higher 401k and payroll tax expenses, which are typically elevated in the first quarter. The increase was also attributable to a $500 thousand provision for unfunded loan commitments recorded in the current quarter compared to a $2.0 million recapture recorded in the prior quarter. Higher data processing and software expenses partially offset by lower professional services expense were also drivers of the current quarter increase.
Comparison of current quarter to prior year period
Noninterest expense was $105.1 million for the first quarter of 2022, an increase of $21.5 million from $83.6 million for the prior year period. This increase was mostly attributable to higher compensation and employee benefits due to our acquisition of Bank of Commerce in the fourth quarter of 2021 and the prior year period having substantial labor costs capitalized for PPP loan originations. Increased acquisition-related expenses related to legal and professional fees, occupancy and data processing and software also contributed to the increase from the prior year period.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(in thousands)
Provision for unfunded loan commitments	$500	$(2,000)	$1,500
Income Taxes
We recorded an income tax provision of $15.6 million for the first quarter of 2022, compared to a provision of $13.1 million and $12.5 million for the three months ended December 31, 2021 and March 31, 2021, respectively. The effective tax rate was 21%, 23% and 19% for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
FINANCIAL CONDITION
Total assets were $20.96 billion at March 31, 2022, an increase of $18.6 million from December 31, 2021. Cash and cash equivalents increased $147.8 million. Loans increased $117.7 million during the first three months of 2022, which was primarily the result of new loan production partially offset by loan payments. Debt securities available for sale were $5.53 billion at March 31, 2022, a decrease of $383.6 million from December 31, 2021 which was primarily due to fair value movement. Total liabilities were $18.60 billion as of March 31, 2022, an increase of $246.6 million from December 31, 2021 primarily due to an increase in interest-bearing deposits.
Investment Securities
At March 31, 2022, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $5.53 billion compared to $5.91 billion at December 31, 2021 and debt securities held to maturity of $2.20 billion at March 31, 2022 compared to $2.15 billion at December 31, 2021. The decrease in the debt securities available for sale from year-end is due to a $338.7 million decline in unrealized gains, $221.7 million in maturities and repayments, and $7.0 million in premium amortization, partially offset by $183.8 million in purchases. The increase in debt securities held to maturity from year-end is due to purchases of $97.7 million, partially offset by $38.9 million in maturities and repayments and $4.7 million in premium amortization. The average duration of our debt securities available for sale was approximately 5 years and 1 month at March 31, 2022. The average duration of our debt securities held to maturity was approximately 5 years and 9 months at March 31, 2022. These durations take into account calls, where appropriate, and consensus prepayment speeds.
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
At March 31, 2022, the market value of debt securities available for sale had a net unrealized loss of $325.8 million compared to a net unrealized gain of $13.0 million at December 31, 2021. The change in valuation was the result of fluctuations in market interest rates during the three months ended March 31, 2022. At March 31, 2022, the Company had $4.68 billion of debt securities available for sale with gross unrealized losses of $337.5 million; however, we did not consider these investment securities to have an indicated credit loss.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2022.
The following table sets forth our securities portfolio by type for the dates indicated:

	March 31, 2022	December 31, 2021

	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,407,654	$3,745,601
Other asset-backed securities	408,047	463,063
State and municipal securities	938,965	997,291
U.S. government agency and government-sponsored enterprise securities	239,274	252,576
U.S. government securities	173,342	157,536
Non-agency collateralized mortgage securities	360,089	294,932
Total debt securities available for sale, at fair value	$5,527,371	$5,910,999
Debt securities held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,202,437	$2,148,327
Total debt securities held to maturity, at amortized cost	$2,202,437	$2,148,327
Equity securities	13,425	13,425
Total investment securities	$7,743,233	$8,072,751
For further information on our investment portfolio and equity securities transactions, see Note 4 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
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
For additional discussion on our methodology in managing credit risk within our loan portfolio, see the “Allowance for Credit Losses” section in this Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2021 Annual Report on Form 10-K.
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
The following table provides additional detail related to the net premium (discount) of acquired and purchased loans by acquisition:

	March 31, 2022	December 31, 2021

	(in thousands)
Acquisition:
Bank of Commerce	$11,377	$12,923
Pacific Continental	(4,773)	(5,306)
All other purchased and acquired net premium	5,082	5,031
Total net premium at period end	$11,686	$12,648
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
Other Consumer Loans: Consumer loans include automobile loans, boat and recreational vehicle financing and other miscellaneous personal loans.
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
At March 31, 2022, our ACL was $146.9 million, or 1.37% of total loans (excluding loans held for sale). This compares with an ACL of $155.6 million, or 1.46% of total loans (excluding loans held for sale) at December 31, 2021 and an ACL of $148.3 million or 1.53% of total loans (excluding loans held for sale) at March 31, 2021. The decrease from year end was primarily due to significant improvement in portfolio risk ratings as well as the percentage of problem loans to total loans reaching pre-pandemic levels. The ACL at March 31, 2022 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.
For additional information on our allowances for credit losses and allowance for unfunded commitments and letters of credit, as well as the credit quality of the loan portfolio, see Note 6 to the Consolidated Financial Statements in “Item 1. Consolidated Financial Statements (unaudited)” of this report.

Liquidity and Sources of Funds
Our primary sources of funds are customer deposits. Additionally, we utilize advances from the FHLB, borrowings from the FRB, sweep repurchase agreements, subordinated debentures and junior subordinated debentures assumed in acquisitions and a revolving line of credit to supplement our funding needs. These funds, together with loan repayments, loan sales, retained earnings, equity and other borrowed funds are used to make loans, to acquire securities, meet deposit withdrawals and maturing liabilities, to acquire other assets and to fund continuing operations.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits increased $289.1 million from December 31, 2021. Management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At March 31, 2022, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $1.11 billion, or 6.1% of total deposits, compared to $821.7 million or 4.6% at year-end 2021. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	March 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total

	(dollars in thousands)
Demand and other noninterest-bearing	$8,790,138	48.1%	$8,856,714	49.1%
Money market	3,501,723	19.1%	3,525,299	19.6%
Interest-bearing demand	2,103,053	11.5%	1,999,407	11.1%
Savings	1,637,451	8.9%	1,617,546	9.0%
Interest-bearing public funds, other than certificates of deposit	775,048	4.2%	779,146	4.3%
Certificates of deposit, less than $250,000	239,863	1.3%	249,120	1.4%
Certificates of deposit, $250,000 or more	145,372	0.8%	160,490	0.9%
Certificates of deposit insured by the CD Option of IntraFi Network Deposits	32,608	0.2%	35,611	0.2%
Reciprocal money market accounts	1,073,405	5.9%	786,046	4.4%
Subtotal	$18,298,661	100.0%	$18,009,379	100.0%
Valuation adjustment resulting from acquisition accounting	$552		$736
Total deposits	$18,299,213		$18,010,115

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities and residential, commercial and commercial real estate loans. At March 31, 2022 and December 31, 2021, we had FHLB advances of $7.3 million and $7.4 million, respectively.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At March 31, 2022 and December 31, 2021, we had deposit customer sweep-related repurchase agreements of $44.2 million and $86.0 million, respectively, which mature on a daily basis.
Subordinated debentures and junior subordinated debentures are another source of funding. On October 1, 2021, with its acquisition of Bank of Commerce, the Company assumed $10.0 million in aggregate principal amount of subordinated debentures, which are unsecured, and mature on December 10, 2025. Also assumed through the Bank of Commerce acquisition were $10.3 million of trust preferred obligations which are redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities including the repurchase of shares of Columbia Banking System, Inc. common stock. At both March 31, 2022 and December 31, 2021, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2022.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At March 31, 2022, we had commitments to extend credit of $3.67 billion compared to $3.54 billion at December 31, 2021.
Capital Resources
Shareholders’ equity at March 31, 2022 was $2.36 billion, compared to $2.59 billion at December 31, 2021. Shareholders’ equity was 11% and 12% of total period-end assets at March 31, 2022 and December 31, 2021, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2021 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of March 31, 2022, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at March 31, 2022 and December 31, 2021.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of March 31, 2022 and December 31, 2021 have a reduced impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary as of the dates presented below:

	Company		Columbia Bank
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
CET1 risk-based capital ratio	12.88%	13.01%	12.94%	13.06%
Tier 1 risk-based capital ratio	12.88%	13.01%	12.94%	13.06%
Total risk-based capital ratio	14.00%	14.21%	13.99%	14.18%
Leverage ratio	8.64%	8.55%	8.70%	8.60%
Capital conservation buffer	6.00%	6.21%	5.99%	6.18%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$148,268	$147,574	$125,889
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	350	(16)	(1,055)
Premium amortization on acquired securities	1,031	1,278	520
Operating net interest income (tax equivalent) (1)	$149,649	$148,836	$125,354

Average interest earning assets	$19,266,644	$19,186,398	$15,419,371
Net interest margin (tax equivalent) (1)	3.12%	3.05%	3.31%
Operating net interest margin (tax equivalent) (1)	3.15%	3.08%	3.30%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.1 million for both the three months ended March 31, 2022 and December 31, 2021, respectively, and $1.9 million for the three months ended March 31, 2021.

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
Option risk—In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals and early redemptions. Option risk arises whenever a bank’s products give customers the right, but not the obligation, to alter the quantity or the timing of cash flows. We are also exposed to option risk in callable bonds as the counterparty may call the bonds during a low rate environment resulting in reinvestment of the proceeds at lower yields. Option risk is also present in the investment portfolio as mortgage-backed securities could prepay or callable bonds could be called.
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
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates gradually increased or decreased during the first year, based on the results of the simulation model as of March 31, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$17,411	3.09%	$71,327	12.61%
-100	$(11,308)	(2.01)%	$(35,781)	(6.33)%

The following table summarizes the expected impact on net interest income over a one or two year period if interest rates instantaneously increased or decreased, based on the results of the simulation model as of March 31, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$48,211	8.56%	$92,004	16.27%
-100	$(25,606)	(4.55)%	$(47,951)	(8.48)%
The projections are based on the current interest rate environment and we assume our balance sheet remains constant during the next two years. Short-term market interest rates increased slightly since year end and tenors over one year increased by more than 100 basis points. Loan interest rate indexes such as Prime, LIBOR and SOFR also increased modestly but are still near historical lows. Since we do not assume negative interest rates, the downward repricing of these loans is more limited than during a higher interest rate environment. Our ability to reprice deposits downward is also limited given our low cost of funds.
The increase in interest rates improved our projected net interest income in a stable interest rate environment by more than the change in our funding costs. However, this resulted in a modest adverse change in sensitivity in the -100 interest rate shock and ramp as our ability to reprice deposits is limited.
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
Item 1A. RISK FACTORS
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
1/1/2022 - 1/31/2022	2,696	$35.14	—	—
2/1/2022 - 2/28/2022	50,531	36.75	—	—
3/1/2022 - 3/31/2022	54,315	36.32	—	—
	107,542	36.49	—
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

COLUMBIA BANKING SYSTEM, INC.

Date:	May 5, 2022	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2022	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2022	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)