Form 10-Q
period 2022-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2022-08-04
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at July 31, 2022 was 78,649,458

i

Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles
ASU	Accounting Standards Update	GDP	Gross Domestic Product
Bank of Commerce	Bank of Commerce Holdings	LIBOR	London Interbank Offering Rate
B&O	Business and Occupation	Nasdaq	National Association of Securities Dealer Automated Quotations
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	N/M	Not meaningful
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank.	OPPO	Other Personal Property Owned
CDI	Core Deposit Intangible	OREO	Other Real Estate Owned
CECL	Current Expected Credit Losses	Pacific Continental	Pacific Continental Corporation
CEO	Chief Executive Officer	PCD	Purchased Credit Deteriorated
CET1	Common Equity Tier 1	PPP	Paycheck Protection Program
CFO	Chief Financial Officer	RSA	Restricted Stock Awards
COVID-19	Novel Coronavirus	RSU	Restricted Stock Units
DCF	Discounted Cash Flow	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings Per Share	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation	Umpqua	Umpqua Holdings Corporation
FHLB	Federal Home Loan Bank of Des Moines

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			June 30, 2022	December 31, 2021

ASSETS			(in thousands)
Cash and due from banks			$239,868	$153,414
Interest-earning deposits with banks			174,328	671,300
Total cash and cash equivalents			414,196	824,714
Debt securities available for sale at fair value (amortized cost of $5,647,523 and $5,898,041, respectively)			5,122,568	5,910,999
Debt securities held to maturity at amortized cost (fair value of $1,912,526 and $2,122,606, respectively)			2,149,255	2,148,327
Equity securities			13,425	13,425
FHLB stock at cost			10,280	10,280
Loans held for sale			3,718	9,774
Loans, net of unearned income			11,322,387	10,641,937
Less: ACL			149,935	155,578
Loans, net			11,172,452	10,486,359
Interest receivable			57,155	56,019
Premises and equipment, net			168,586	172,144
OREO			33	381
Goodwill			823,172	823,172
Other intangible assets, net			30,140	34,647
Other assets			599,410	455,092
Total assets			$20,564,390	$20,945,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$8,741,488	$8,856,714
Interest-bearing			9,215,438	9,153,401
Total deposits			17,956,926	18,010,115
FHLB advances			7,331	7,359
Securities sold under agreements to repurchase			70,349	86,013
Subordinated debentures			10,000	10,000
Junior subordinated debentures			10,310	10,310
Other liabilities			266,256	232,794
Total liabilities			18,321,172	18,356,591
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
	June 30, 2022	December 31, 2021

(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	80,805	80,695	1,935,180	1,930,187
Outstanding	78,621	78,511
Retained earnings			763,487	694,227
Accumulated other comprehensive income (loss)			(384,615)	35,162
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,243,218	2,588,742
Total liabilities and shareholders’ equity			$20,564,390	$20,945,333

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands except per share amounts)
Interest Income
Loans	$111,049	$99,712	$218,152	$200,027
Taxable securities	34,622	24,750	71,784	47,566
Tax-exempt securities	3,755	2,826	7,480	5,585
Deposits in banks	887	159	1,182	311
Total interest income	150,313	127,447	298,598	253,489
Interest Expense
Deposits	2,464	1,426	4,260	2,911
FHLB advances and FRB borrowings	73	72	144	144
Subordinated debentures	172	468	316	936
Other borrowings	153	19	227	42
Total interest expense	2,862	1,985	4,947	4,033
Net Interest Income	147,451	125,462	293,651	249,456
Provision (recapture) for credit losses	2,100	(5,500)	(5,700)	(6,300)
Net interest income after provision (recapture) for credit losses	145,351	130,962	299,351	255,756
Noninterest Income
Deposit account and treasury management fees	8,212	6,701	15,325	13,059
Card revenue	5,031	4,773	9,998	8,506
Financial services and trust revenue	4,192	4,245	8,824	7,626
Loan revenue	3,881	4,514	7,074	11,883
Bank owned life insurance	2,024	1,635	3,812	3,195
Investment securities gains, net	—	314	—	314
Other	1,666	548	4,153	1,313
Total noninterest income	25,006	22,730	49,186	45,896
Noninterest Expense
Compensation and employee benefits	57,386	53,450	120,465	105,186
Occupancy	9,632	9,038	20,641	18,044
Data processing and software	9,185	7,402	19,509	15,853
Legal and professional fees	5,182	3,264	11,717	6,079
Amortization of intangibles	2,219	1,852	4,507	3,776
B&O taxes	1,584	1,490	3,173	2,749
Advertising and promotion	1,208	588	1,934	1,348
Regulatory premiums	1,461	1,112	2,997	2,217
Net cost of operation of OREO	116	111	126	48
Other	7,406	5,809	15,363	12,375
Total noninterest expense	95,379	84,116	200,432	167,675
Income before income taxes	74,978	69,576	148,105	133,977
Income tax provision	16,170	14,537	31,775	27,085
Net Income	$58,808	$55,039	$116,330	$106,892
Earnings per common share
Basic	$0.75	$0.77	$1.49	$1.50
Diluted	$0.75	$0.77	$1.49	$1.50
Weighted average number of common shares outstanding	78,049	70,987	77,989	70,924
Weighted average number of diluted common shares outstanding	78,114	71,164	78,099	71,079

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	June 30,
	2022	2021

	(in thousands)
Net income	$58,808	$55,039
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $46,306 and $(6,619)	(152,860)	21,850
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $0 and $73	—	(241)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $630 and $105	(2,080)	(345)
Net unrealized gain (loss) from securities, net of reclassification adjustment	(154,940)	21,264
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(31) and $(34)	100	115
Pension plan liability adjustment, net	100	115
Unrealized gain from cash flow hedging instruments:
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $605 and $604	(1,998)	(1,998)
Net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	(1,998)	(1,998)
Other comprehensive income (loss)	(156,838)	19,381
Total comprehensive income (loss)	$(98,030)	$74,420

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net income	$116,330	$106,892
Other comprehensive loss, net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale debt securities arising during the period, net of tax of $125,065 and $24,463	(412,848)	(80,755)
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $0 and $73	—	(241)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $956 and $105	(3,156)	(345)
Net unrealized loss from securities, net of reclassification adjustment	(416,004)	(81,341)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(61) and $(69)	201	230
Pension plan liability adjustment, net	201	230
Unrealized gain from cash flow hedging instruments:
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $1,204 and $1,203	(3,974)	(3,975)
Net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	(3,974)	(3,975)
Other comprehensive loss	(419,777)	(85,086)
Total comprehensive income (loss)	$(303,447)	$21,806

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended June 30, 2022	(in thousands except per share amounts)
Balance at April 1, 2022	78,644	$1,931,076	$728,314	$(227,777)	$(70,834)	$2,360,779
Net income	—	—	58,808	—	—	58,808
Other comprehensive loss	—	—	—	(156,838)	—	(156,838)
Activity in deferred compensation plan	—	2	—	—	—	2
Issuance of common stock - RSAs and RSUs, net of canceled awards	(23)	4,115	—	—	—	4,115
Purchase and retirement of common stock	—	(13)	—	—	—	(13)
Cash dividends declared on common stock ($0.30 per share)	—	—	(23,635)	—	—	(23,635)
Balance at June 30, 2022	78,621	$1,935,180	$763,487	$(384,615)	$(70,834)	$2,243,218
For the Six Months Ended June 30, 2022
Balance at January 1, 2022	78,511	$1,930,187	$694,227	$35,162	$(70,834)	$2,588,742
Net income	—	—	116,330	—	—	116,330
Other comprehensive loss	—	—	—	(419,777)	—	(419,777)
Issuance of common stock - employee stock purchase plan	31	1,017	—	—	—	1,017
Activity in deferred compensation plan	—	3	—	—	—	3
Issuance of common stock - RSAs and RSUs, net of canceled awards	187	7,910	—	—	—	7,910
Purchase and retirement of common stock	(108)	(3,937)	—	—	—	(3,937)
Cash dividends declared on common stock ($0.60 per share)	—	—	(47,070)	—	—	(47,070)
Balance at June 30, 2022	78,621	$1,935,180	$763,487	$(384,615)	$(70,834)	$2,243,218

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

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Six Months Ended June 30,
	2022	2021

	(in thousands)
Cash Flows From Operating Activities
Net income	$116,330	$106,892
Adjustments to reconcile net income to net cash provided by operating activities
Recapture for credit losses	(5,700)	(6,300)
Stock-based compensation expense	7,910	6,936
Depreciation, amortization and accretion	22,599	7,056
Investment securities gain, net	—	(314)
Net realized gain on sale of premises and equipment and loans held for investment	(1,339)	(279)
Net realized loss on sale and valuation adjustments of OREO	148	40
Gain on bank owned life insurance death benefit	(610)	(209)
Originations of loans held for sale	(90,137)	(195,632)
Proceeds from sales of loans held for sale	96,022	208,789
Change in fair value of loans held for sale	171	145
Net change in:
Interest receivable	(1,136)	2,484
Interest payable	18	(49)
Other assets	(7,201)	12,583
Other liabilities	24,488	(14,700)
Net cash provided by operating activities	161,563	127,442
Cash Flows From Investing Activities
Loans originated, net of principal collected	(700,946)	(177,399)
Investment in low income housing tax credit partnerships	(271)	—
Purchases of:
Debt securities available for sale	(183,803)	(1,527,512)
Debt securities held to maturity	(97,658)	(22,915)
Loans held for investment	—	(74,383)
Premises and equipment	(3,639)	(3,087)
Proceeds from:
Sales of debt securities available for sale	—	26,914
Principal repayments and maturities of debt securities available for sale	418,967	385,408
Principal repayments and maturities of debt securities held to maturity	86,328	8,711
Sales of premises and equipment and loans held for investment	27,574	4,296
Sales of OREO and OPPO	200	132
Bank owned life insurance death benefit	—	671
Net cash used in investing activities	(453,248)	(1,379,164)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Six Months Ended June 30,
	2022	2021

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(52,821)	1,475,570
Net decrease in sweep repurchase agreements	(15,664)	(2,865)
Proceeds from:
FHLB advances	20	10
FRB borrowings	20	—
Employee stock purchase plan	1,017	1,098
Payments for:
Repayment of FHLB advances	(20)	(10)
Repayment of FRB borrowings	(20)	—
Common stock dividends	(47,428)	(40,244)
Purchase and retirement of common stock	(3,937)	(4,071)
Net cash provided by (used in) financing activities	(118,833)	1,429,488
Increase (decrease) in cash and cash equivalents	(410,518)	177,766
Cash and cash equivalents at beginning of period	824,714	653,766
Cash and cash equivalents at end of period	$414,196	$831,532

Supplemental Information:
Interest paid	$4,930	$4,082
Income taxes paid, net of refunds	$15,393	$28,474
Non-cash investing and financing activities
Transfer of debt securities available for sale to debt securities held to maturity	$—	$2,012,123
Change in dividends payable included in other liabilities	$(358)	$(122)

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results to be anticipated for the year ending December 31, 2022. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2021 Annual Report on Form 10-K.
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
Recently Issued Accounting Standards, Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value. Further, an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, the amendments require the disclosures for equity securities subject to contractual sale restrictions to include the fair value of equity securities subject to contractual sale restrictions reflected on the balance sheet, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. The ASU is effective for interim and annual reporting periods beginning after December 15, 2023; early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments require the disclosure of current-period gross charge-offs by year of origination for financing receivables and net investments in leases within scope. The ASU is effective for interim and annual reporting periods beginning after December 15, 2022; early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period of January 1, 2022 to June 30, 2022. Disclosure of the amount of Bank of Commerce’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the six months ended June 30, 2021. This unaudited, estimated pro forma financial information was calculated as if Bank of Commerce had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Bank of Commerce with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the pro forma amounts below do not reflect Columbia’s expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the acquisition. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma for the
Six Months Ended June 30,
2021

(in thousands, except per share amounts)
Total revenues (net interest income plus noninterest income)	$324,547
Net income	$115,073
Earnings per share - basic	$1.48
Earnings per share - diluted	$1.48
The following table shows the impact of the merger-related expenses related to the acquisition of Bank of Commerce for the periods indicated to the various components of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Noninterest Expense
Compensation and employee benefits	$569	$—	$939	$—
Occupancy	101	—	920	—
Data processing and software	381	—	1,421	—
Legal and professional fees	153	510	245	510
Advertising and promotion	—	—	18	—
Other	545	—	794	—
Total impact of merger-related expenses to noninterest expense	$1,749	$510	$4,337	$510
In addition, related to the pending transaction with Umpqua, the Company recognized $2.2 million and $6.6 million of merger-related expenses for the three and six months ended June 30, 2022. While regulatory approval is still pending, integration planning efforts continue to move forward.

4.Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2022	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,447,262	$1,016	$(309,514)	$3,138,764
Other asset-backed securities	419,448	—	(39,480)	379,968
State and municipal securities	989,070	629	(111,371)	878,328
U.S. government agency and government-sponsored enterprise securities	240,375	58	(11,005)	229,428
U.S. government securities	182,681	—	(11,362)	171,319
Non-agency collateralized mortgage obligations	368,687	—	(43,926)	324,761
Total available for sale	$5,647,523	$1,703	$(526,658)	$5,122,568
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,149,255	$—	$(236,729)	$1,912,526
Total held to maturity	$2,149,255	$—	$(236,729)	$1,912,526

December 31, 2021
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,738,616	$45,077	$(38,092)	$3,745,601
Other asset-backed securities	469,052	3,802	(9,791)	463,063
State and municipal securities	983,704	18,525	(4,938)	997,291
U.S. government agency and government-sponsored enterprise securities	252,755	3,095	(3,274)	252,576
U.S. government securities	158,367	—	(831)	157,536
Non-agency collateralized mortgage obligations	295,547	340	(955)	294,932
Total available for sale	$5,898,041	$70,839	$(57,881)	$5,910,999
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,148,327	$50	$(25,771)	$2,122,606
Total held to maturity	$2,148,327	$50	$(25,771)	$2,122,606
There was no allowance for credit losses on both available for sale securities and held to maturity securities as of June 30, 2022 and December 31, 2021. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three or six months ended June 30, 2022 and 2021.
Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At June 30, 2022 and December 31, 2021, accrued interest receivable for securities available for sale was $18.5 million and $19.2 million, respectively. At June 30, 2022 and December 31, 2021, accrued interest receivable for securities held to maturity was $4.4 million. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following table provides the proceeds and both gross realized gains and losses on sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$26,914	$—	$26,914

Gross realized gains from sales of debt securities available for sale	$—	$751	$—	$751
Gross realized losses from sales of debt securities available for sale	—	(437)	—	(437)
Investment securities gains, net	$—	$314	$—	$314
There were no gains or losses recognized on equity securities during the three and six month periods ended June 30, 2022 and 2021.
The scheduled contractual maturities of debt securities at the period presented below are as follows:

	June 30, 2022
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$82,217	$82,117	$—	$—
Due after one year through five years	1,072,574	1,032,016	218,714	199,431
Due after five years through ten years	1,342,718	1,235,074	1,079,230	963,623
Due after ten years	3,150,014	2,773,361	851,311	749,472
Total debt securities	$5,647,523	$5,122,568	$2,149,255	$1,912,526
The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

June 30, 2022

(in thousands)
To secure public funds	$558,331
To secure borrowings	91,525
Other securities pledged	235,258
Total securities pledged as collateral	$885,114

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2022	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,595,623	$(249,339)	$390,944	$(60,175)	$2,986,567	$(309,514)
Other asset-backed securities	265,060	(23,946)	114,909	(15,534)	379,969	(39,480)
State and municipal securities	708,006	(98,857)	73,417	(12,514)	781,423	(111,371)
U.S. government agency and government-sponsored enterprise securities	87,960	(1,781)	117,326	(9,224)	205,286	(11,005)
U.S. government securities	171,319	(11,362)	—	—	171,319	(11,362)
Non-agency collateralized mortgage obligations	324,761	(43,926)	—	—	324,761	(43,926)
Total	$4,152,729	$(429,211)	$696,596	$(97,447)	$4,849,325	$(526,658)
December 31, 2021
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,292,062	$(30,777)	$176,946	$(7,315)	$2,469,008	$(38,092)
Other asset-backed securities	195,708	(4,823)	117,751	(4,968)	313,459	(9,791)
State and municipal securities	237,354	(3,862)	40,343	(1,076)	277,697	(4,938)
U.S. government agency and government-sponsored enterprise securities	100,813	(1,988)	48,714	(1,286)	149,527	(3,274)
U.S. government securities	157,536	(831)	—	—	157,536	(831)
Non-agency collateralized mortgage obligations	212,259	(955)	—	—	212,259	(955)
Total	$3,195,732	$(43,236)	$383,754	$(14,645)	$3,579,486	$(57,881)

Debt securities available for sale
At June 30, 2022, there were 643 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2022.
At June 30, 2022, there were 83 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2022.
At June 30, 2022, there were 520 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of June 30, 2022, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2022.
At June 30, 2022, there were 20 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2022.
At June 30, 2022, there were 10 U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2022.
At June 30, 2022, there were 56 non-agency collateralized mortgage obligations in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at June 30, 2022.

5.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Commercial loans:
Commercial real estate	$5,251,100	$4,981,263
Commercial business	3,646,956	3,423,268
Agriculture	853,099	795,715
Construction	482,211	384,755
Consumer loans:
One-to-four family residential real estate	1,042,190	1,013,908
Other consumer	46,831	43,028
Total loans	11,322,387	10,641,937
Less: Allowance for credit losses	(149,935)	(155,578)
Total loans, net	$11,172,452	$10,486,359
At June 30, 2022 and December 31, 2021, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon, Idaho and California.
At June 30, 2022 and December 31, 2021, $4.24 billion and $3.49 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances and additional borrowing capacity. The Company also pledged $200.3 million and $200.5 million of commercial loans to the FRB for additional borrowing capacity at June 30, 2022 and December 31, 2021, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At June 30, 2022 and December 31, 2021, accrued interest receivable for loans was $34.3 million and $32.4 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio at the dates presented:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

June 30, 2022	(in thousands)
Commercial loans:
Commercial real estate	$5,244,961	$1,281	$2,183	$—	$3,464	$2,675	$5,251,100
Commercial business	3,621,858	14,910	241	—	15,151	9,947	3,646,956
Agriculture	849,483	400	—	—	400	3,216	853,099
Construction	481,238	973	—	—	973	—	482,211
Consumer loans:
One-to-four family residential real estate	1,038,770	1,537	743	—	2,280	1,140	1,042,190
Other consumer	46,693	108	10	—	118	20	46,831
Total	$11,283,003	$19,209	$3,177	$—	$22,386	$16,998	$11,322,387

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,977,781	$—	$1,610	$—	$1,610	$1,872	$4,981,263
Commercial business	3,406,539	2,721	687	—	3,408	13,321	3,423,268
Agriculture	789,112	1,207	—	—	1,207	5,396	795,715
Construction	384,755	—	—	—	—	—	384,755
Consumer loans:
One-to-four family residential real estate	1,010,343	921	211	—	1,132	2,433	1,013,908
Other consumer	42,998	11	—	—	11	19	43,028
Total	$10,611,528	$4,860	$2,508	$—	$7,368	$23,041	$10,641,937
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
The following table summarizes written-off interest on nonaccrual loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Commercial loans	$71	$212	$139	$424
Consumer loans	1	2	8	9
Total	$72	$214	$147	$433

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL for the periods indicated:

	June 30, 2022	December 31, 2021

	(in thousands)
Commercial loans:
Commercial real estate	$1,760	$932
Commercial business	4,036	5,131
Agriculture	2,079	3,756
Consumer loans:
One-to-four family residential real estate	751	—
Total	$8,626	$9,819
The following is an analysis of loans classified as TDR for the periods indicated:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial business	—	—	—	4	$1,757	$1,757
Total	—	$—	$—	4	$1,757	$1,757

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	$—	1	$628	$628
Commercial business	—	—	—	11	2,600	2,600
Agriculture	1	633	633	—	—	—
Consumer loans:
One-to-four family residential real estate	—	—	—	2	140	140
Total	1	$633	$633	14	$3,368	$3,368

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
The Company had commitments to lend $299 thousand of additional funds on loans classified as TDR as of June 30, 2022. The Company had $1.5 million of such commitments at December 31, 2021. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the three and six months ended June 30, 2022 and December 31, 2021.

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
The following tables show a detailed analysis of the ACL for the periods indicated:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended June 30, 2022	(in thousands)
Commercial loans:
Commercial real estate	$57,307	$(299)	$147	$(36)	$57,119
Commercial business	50,474	(92)	797	806	51,985
Agriculture	8,010	(1)	24	862	8,895
Construction	5,399	—	136	379	5,914
Consumer loans:
One-to-four family residential real estate	24,356	(3)	291	(18)	24,626
Other consumer	1,403	(241)	127	107	1,396
Total	$146,949	$(636)	$1,522	$2,100	$149,935

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Six Months Ended June 30, 2022
Commercial loans:
Commercial real estate	$61,254	$(299)	$161	$(3,997)	$57,119
Commercial business	54,712	(1,724)	1,088	(2,091)	51,985
Agriculture	8,148	(24)	149	622	8,895
Construction	5,397	—	144	373	5,914
Consumer loans:
One-to-four family residential real estate	24,123	(3)	585	(79)	24,626
Other consumer	1,944	(487)	467	(528)	1,396
Total	$155,578	$(2,537)	$2,594	$(5,700)	$149,935

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended June 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$57,050	$(316)	$16	$(3,500)	$53,250
Commercial business	58,405	(971)	874	(754)	57,554
Agriculture	9,487	(122)	5	(1,450)	7,920
Construction	6,551	—	521	(513)	6,559
Consumer loans:
One-to-four family residential real estate	15,638	(146)	503	524	16,519
Other consumer	1,163	(385)	215	193	1,186
Total	$148,294	$(1,940)	$2,134	$(5,500)	$142,988

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Six Months Ended June 30, 2021
Commercial loans:
Commercial real estate	$68,934	$(316)	$52	$(15,420)	$53,250
Commercial business	45,250	(4,310)	4,088	12,526	57,554
Agriculture	9,052	(122)	17	(1,027)	7,920
Construction	7,636	—	567	(1,644)	6,559
Consumer loans:
One-to-four family residential real estate	16,875	(146)	554	(764)	16,519
Other consumer	1,393	(512)	276	29	1,186
Total	$149,140	$(5,406)	$5,554	$(6,300)	$142,988

The $5.6 million decrease in the ACL at June 30, 2022 compared to the ACL at December 31, 2021 was primarily due to significant improvements in portfolio risk ratings. Additionally, problem loans decreased during the period and their percentage within the portfolio is now near pre-pandemic levels. Specifically regarding the forecast used in the June 30, 2022 estimate, management expects the forecasted national unemployment rate to be near pre-pandemic levels early in the forecast period, increasing a little later in the forecast period. Additionally, the commercial real estate index is expected to grow more slowly throughout the year. The home price index is projected to moderate over the forecast period and real GDP growth is projected to slow in 2022. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at June 30, 2022 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$9,000	$9,800	$8,500	$8,300
Net changes in the allowance for unfunded commitments and letters of credit	—	200	500	1,700
Ending balance	$9,000	$10,000	$9,000	$10,000

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

The following is an analysis of the credit quality of our loan portfolio as of the periods indicated:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior			Total

June 30, 2022	(in thousands)
Commercial loans:
Commercial real estate
Pass	$705,896	$1,033,579	$709,061	$629,353	$450,830	$1,490,341	$54,099	$6,325	$5,079,484
Special mention	—	1,882	1,373	30,655	1,424	26,442	—	—	61,776
Substandard	—	2,187	9,460	22,464	4,274	70,421	999	35	109,840
Total commercial real estate	$705,896	$1,037,648	$719,894	$682,472	$456,528	$1,587,204	$55,098	$6,360	$5,251,100
Commercial business
Pass	$305,290	$742,045	$386,970	$239,935	$191,713	$306,756	$1,313,072	$5,325	$3,491,106
Special mention	—	5,434	1,924	6,877	311	205	22,562	206	37,519
Substandard	—	4,253	3,697	18,494	23,571	30,124	37,477	715	118,331
Total commercial business	$305,290	$751,732	$392,591	$265,306	$215,595	$337,085	$1,373,111	$6,246	$3,646,956
Agriculture
Pass	$63,852	$134,066	$77,772	$75,835	$24,957	$108,954	$325,438	$666	$811,540
Special mention	—	152	—	196	—	—	618	—	966
Substandard	—	1,524	6,621	548	1,134	2,753	28,013	—	40,593
Total agriculture	$63,852	$135,742	$84,393	$76,579	$26,091	$111,707	$354,069	$666	$853,099
Construction
Pass	$106,490	$246,371	$40,102	$14,137	$2,702	$4,849	$64,558	$—	$479,209
Special mention	—	761	—	—	453	—	—	—	1,214
Substandard	—	—	—	1,737	—	51	—	—	1,788
Total construction	$106,490	$247,132	$40,102	$15,874	$3,155	$4,900	$64,558	$—	$482,211
Consumer loans:
One-to-four family residential real estate
Pass	$88,455	$368,446	$128,930	$44,689	$41,821	$102,116	$264,454	$429	$1,039,340
Substandard	—	751	77	—	515	1,247	3	257	2,850
Total one-to-four family real estate	$88,455	$369,197	$129,007	$44,689	$42,336	$103,363	$264,457	$686	$1,042,190
Other consumer
Pass	$3,931	$3,671	$1,934	$1,415	$1,899	$10,082	$23,855	$5	$46,792
Substandard	—	25	—	3	—	11	—	—	39
Total consumer	$3,931	$3,696	$1,934	$1,418	$1,899	$10,093	$23,855	$5	$46,831
Total	$1,273,914	$2,545,147	$1,367,921	$1,086,338	$745,604	$2,154,352	$2,135,148	$13,963	$11,322,387
Less:
Allowance for credit losses									149,935
Loans, net									$11,172,452

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,068,493	$760,545	$650,593	$492,348	$515,233	$1,180,115	$74,754	$3,644	$4,745,725
Special mention	2,252	—	19,016	6,196	163	27,270	—	2,199	57,096
Substandard	4,119	5,897	45,769	9,112	29,917	82,599	1,029	—	178,442
Total commercial real estate	$1,074,864	$766,442	$715,378	$507,656	$545,313	$1,289,984	$75,783	$5,843	$4,981,263
Commercial business
Pass	$891,957	$426,004	$280,823	$217,605	$144,363	$232,356	$1,028,616	$35,411	$3,257,135
Special mention	621	135	6,097	747	105	51	34,256	236	42,248
Substandard	4,329	4,610	18,393	28,066	20,568	27,462	18,796	1,661	123,885
Total commercial business	$896,907	$430,749	$305,313	$246,418	$165,036	$259,869	$1,081,668	$37,308	$3,423,268
Agriculture
Pass	$147,561	$87,964	$74,658	$29,739	$46,058	$79,693	$266,573	$5,448	$737,694
Special mention	162	—	445	—	—	—	565	—	1,172
Substandard	—	7,717	9,148	1,616	5,532	1,833	29,125	1,878	56,849
Total agriculture	$147,723	$95,681	$84,251	$31,355	$51,590	$81,526	$296,263	$7,326	$795,715
Construction
Pass	$228,661	$53,880	$35,795	$3,183	$3,285	$2,189	$55,765	$—	$382,758
Substandard	—	—	1,748	—	—	249	—	—	1,997
Total construction	$228,661	$53,880	$37,543	$3,183	$3,285	$2,438	$55,765	$—	$384,755
Consumer loans:
One-to-four family real estate
Pass	$390,153	$140,799	$56,520	$51,549	$32,447	$111,307	$222,747	$1,347	$1,006,869
Substandard	85	470	183	562	234	4,736	485	284	7,039
Total one-to-four family real estate	$390,238	$141,269	$56,703	$52,111	$32,681	$116,043	$223,232	$1,631	$1,013,908
Other consumer
Pass	$7,045	$2,711	$1,950	$13,489	$560	$1,277	$15,853	$97	$42,982
Substandard	—	—	—	—	1	13	23	9	46
Total consumer	$7,045	$2,711	$1,950	$13,489	$561	$1,290	$15,876	$106	$43,028
Total	$2,745,438	$1,490,732	$1,201,138	$854,212	$798,466	$1,751,150	$1,748,587	$52,214	$10,641,937
Less:
Allowance for credit losses									155,578
Loans, net									$10,486,359

7.Other Real Estate Owned
The following tables set forth activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Balance, beginning of period	$381	$521	$381	$553
Valuation adjustments	(149)	(140)	(149)	(140)
Proceeds from sale of OREO property	(200)	—	(200)	(132)
Gain on sale of OREO, net	1	—	1	100
Balance, end of period	$33	$381	$33	$381
At June 30, 2022, there were no foreclosed residential real estate properties held as OREO. Additionally, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
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
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Goodwill
Total goodwill	$823,172	$765,842	$823,172	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period (1)	88,931	105,473	88,931	105,473
Accumulated amortization at beginning of period	(57,491)	(81,582)	(55,203)	(79,658)
CDI, net at beginning of period	31,440	23,891	33,728	25,815
CDI current period amortization	(2,219)	(1,852)	(4,507)	(3,776)
Total CDI, net at end of period	29,221	22,039	29,221	22,039
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	30,140	22,958	30,140	22,958
Total goodwill and other intangible assets at end of period	$853,312	$788,800	$853,312	$788,800
__________
(1) For the three and six months ended June 30, 2022, the gross CDI balance, beginning of period excludes fully amortized amounts. Prior period columns has not been adjusted.

The following table provides the estimated future amortization expense of our CDI for the remaining six months ending December 31, 2022 and the succeeding four years:

Total

(in thousands)
Remainder of 2022	$4,191
2023	7,082
2024	5,673
2025	4,366
2026	3,225
9. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility, which expires May 25, 2023, has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities. There was no outstanding balance at both June 30, 2022 and December 31, 2021. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2022.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the three and six months ended June 30, 2022 and 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2022 and December 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $8.8 million and $21.8 million, respectively, and forward sales commitments of $7.5 million and $18.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2022 and December 31, 2021 was $522.5 million and $570.2 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet as of the dates presented:

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$90	Other assets	$356	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$—	Other assets	$—	Other liabilities	$20	Other liabilities	$27
Interest rate swap contracts	Other assets	$24,063	Other assets	$24,257	Other liabilities	$24,063	Other liabilities	$24,257

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended June 30,
		2022	2021

		(in thousands)
Interest rate collar	Interest income	$2,603	$2,602

		Six Months Ended June 30,
		2022	2021

		(in thousands)
Interest rate collar	Interest income	$5,178	$5,178

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
The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Interest rate lock commitments	$53	$(340)	$(266)	$(511)
Interest rate forward loan sales contracts	(333)	(527)	7	143
Interest rate swap contracts	—	(40)	—	72
Total derivative gains (losses)	$(280)	$(907)	$(259)	$(296)
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount

June 30, 2022	(in thousands)
Assets
Interest rate swap contracts	$24,063	$—	$24,063	$(24,063)	$—
Liabilities
Interest rate swap contracts	$24,063	$—	$24,063	$(180)	$23,883
Repurchase agreements	$70,349	$—	$70,349	$(70,349)	$—

December 31, 2021
Assets
Interest rate swap contracts	$24,257	$—	$24,257	$(450)	$23,807
Liabilities
Interest rate swap contracts	$24,257	$—	$24,257	$(20,747)	$3,510
Repurchase agreements	$86,013	$—	$86,013	$(86,013)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total

June 30, 2022	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$70,349	$—	$—	$—	$70,349
Gross amount of recognized liabilities for repurchase agreements					70,349
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $70.3 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
11.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2022 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At June 30, 2022 and December 31, 2021, the Company’s loan commitments amounted to $3.71 billion and $3.50 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $34.2 million and $36.0 million at June 30, 2022 and December 31, 2021, respectively. Commercial and similar letters of credit and other off-balance sheet liabilities were $66 thousand as of June 30, 2022, while there were none at December 31, 2021.
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
12.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 19, 2022	$0.30	February 2, 2022	February 16, 2022
April 21, 2022	$0.30	May 4, 2022	May 18, 2022
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

Subsequent to quarter end, on July 21, 2022, the Company declared a regular quarterly cash dividend of $0.30 per common share payable on August 17, 2022 to shareholders of record at the close of business on August 3, 2022.

13.Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)

Three Months Ended June 30, 2022	(in thousands)
Beginning balance	$(237,930)	$(4,711)	$14,864	$(227,777)
Other comprehensive loss before reclassifications	(152,860)	—	—	(152,860)
Amounts reclassified from accumulated other comprehensive loss (2)	(2,080)	100	(1,998)	(3,978)
Net current-period other comprehensive income (loss)	(154,940)	100	(1,998)	(156,838)
Ending balance	$(392,870)	$(4,611)	$12,866	$(384,615)
Three Months Ended June 30, 2021
Beginning balance	$60,569	$(5,718)	$22,877	$77,728
Other comprehensive income before reclassifications	21,850	—	—	21,850
Amounts reclassified from accumulated other comprehensive income (2)	(586)	115	(1,998)	(2,469)
Net current-period other comprehensive income (loss)	21,264	115	(1,998)	19,381
Ending balance	$81,833	$(5,603)	$20,879	$97,109
Six Months Ended June 30, 2022
Beginning balance	$23,134	$(4,812)	$16,840	$35,162
Other comprehensive loss before reclassifications	(412,848)	—	—	(412,848)
Amounts reclassified from accumulated other comprehensive income (2)	(3,156)	201	(3,974)	(6,929)
Net current-period other comprehensive income (loss)	(416,004)	201	(3,974)	(419,777)
Ending balance	$(392,870)	$(4,611)	$12,866	$(384,615)
Six Months Ended June 30, 2021
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive loss before reclassifications	(80,755)	—	—	(80,755)
Amounts reclassified from accumulated other comprehensive income (2)	(586)	230	(3,975)	(4,331)
Net current-period other comprehensive income (loss)	(81,341)	230	(3,975)	(85,086)
Ending balance	$81,833	$(5,603)	$20,879	$97,109
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the periods indicated:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated
	2022	2021	2022	2021	Statement of Income

	(in thousands)
Unrealized gains on available for sale debt securities	$—	$314	$—	$314	Investment securities gains, net
Amortization of unrealized gains related to securities transfer	2,710	450	4,112	450	Taxable securities
	2,710	764	4,112	764	Total before tax
	(630)	(178)	(956)	(178)	Income tax provision
	$2,080	$586	$3,156	$586	Net of tax

Amortization of pension plan liability actuarial losses	$(131)	$(149)	$(262)	$(299)	Compensation and employee benefits
	(131)	(149)	(262)	(299)	Total before tax
	31	34	61	69	Income tax provision
	$(100)	$(115)	$(201)	$(230)	Net of tax

Unrealized gains from hedging instruments	$2,603	$2,602	$5,178	$5,178	Loans
	2,603	2,602	5,178	5,178	Total before tax
	(605)	(604)	(1,204)	(1,203)	Income tax provision
	$1,998	$1,998	$3,974	$3,975	Net of tax
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
The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at the dates presented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

June 30, 2022	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,138,764	$—	$3,138,764	$—
Other asset-backed securities	379,968	—	379,968	—
State and municipal securities	878,328	—	878,328	—
U.S. government agency and government-sponsored enterprise securities	229,428	—	229,428	—
U.S. government securities	171,319	171,319		—
Non-agency collateralized mortgage obligations	324,761	—	324,761	—
Total debt securities available for sale	$5,122,568	$171,319	$4,951,249	$—
Loans held for sale	$3,505	$—	$3,505	$—
Other assets:
Interest rate lock commitments	$90	$—	$—	$90
Interest rate contracts	$24,063	$—	$24,063	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$20	$—	$20	$—
Interest rate contracts	$24,063	$—	$24,063	$—

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

December 31, 2021	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,745,601	$—	$3,745,601	$—
Other asset-backed securities	463,063	—	463,063	—
State and municipal securities	997,291	—	997,291	—
U.S. government agency and government-sponsored enterprise securities	252,576	—	252,576	—
U.S. government securities	157,536	157,536	—	—
Non-agency collateralized mortgage	294,932	—	294,932	—
Total debt securities available for sale	$5,910,999	$157,536	$5,753,463	$—
Loans held for sale	$9,570	$—	$9,570	$—
Other assets:
Interest rate lock commitments	$356	$—	$—	$356
Interest rate contracts	$24,257	$—	$24,257	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$27	$—	$27	$—
Interest rate contracts	$24,257	$—	$24,257	$—
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates presented:

	Fair Value at June 30, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$90	Internal pricing model	Pull-through rate	75.10% - 100.00% (90.64%)

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$585	Internal pricing model	Pull-through rate	78.50% - 98.53% (88.89%)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Balance at the beginning of the period	$36	$925	$356	$1,096
Change included in earnings	165	2,134	146	3,844
Settlements	(111)	(2,474)	(412)	(4,355)
Balance at the end of the period	$90	$585	$90	$585
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
OREO - OREO is the real property of which the Bank has taken ownership in partial or full satisfaction of a loan or loans. OREO is generally measured based on the property’s fair market value as indicated by an appraisal or a letter of intent to purchase. OREO is initially recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any fair value adjustments based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance for credit losses, or in the event of a write-up without previous losses charged to the allowance for credit losses, a credit to earnings is recorded. Management periodically reviews OREO in an effort to ensure the property is recorded at its fair value, net of estimated costs to sell. Any fair value adjustments subsequent to acquisition are charged or credited to earnings.
The Company had no assets measured using fair value estimates on a nonrecurring basis during the current quarterly period. For the six months ended June 30, 2022, the Company recorded a loss of $1.5 million on the nonrecurring measurement of collateral dependent loans.
The following table sets forth information related to the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the prior year quarterly period:

	Fair Value at	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Three Months Ended June 30, 2021	Gains (Losses) During the Six Months Ended June 30, 2021
	June 30, 2021	Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$4,331	$—	$—	$4,331	$(383)	$(383)
OREO	$375	$—	$—	$375	$(140)	$(140)
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at the dates presented:

	June 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$239,868	$239,868	$239,868	$—	$—
Interest-earning deposits with banks	174,328	174,328	174,328	—	—
Debt securities available for sale	5,122,568	5,122,568	171,319	4,951,249	—
Debt securities held to maturity	2,149,255	1,912,526	—	1,912,526	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	3,718	3,718	—	3,718	—
Loans	11,172,452	11,060,539	—	—	11,060,539
Interest rate contracts	24,063	24,063	—	24,063	—
Interest rate lock commitments	90	90	—	—	90
Liabilities
Time deposits	$400,553	$392,047	$—	$392,047	$—
FHLB advances	7,331	7,685	—	7,685	—
Repurchase agreements	70,349	70,349	—	70,349	—
Subordinated debentures	10,000	10,013	—	10,013	—
Junior subordinated debentures	10,310	12,813	—	12,813	—
Interest rate contracts	24,063	24,063	—	24,063	—
Interest rate forward loan sales contracts	20	20	—	20	—

	December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$153,414	$153,414	$153,414	$—	$—
Interest-earning deposits with banks	671,300	671,300	671,300	—	—
Debt securities available for sale	5,910,999	5,910,999	157,536	5,753,463	—
Debt securities held to maturity	2,148,327	2,122,606	—	2,122,606	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	9,774	9,774	—	9,774	—
Loans	10,486,359	10,679,349	—	—	10,679,349
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate lock commitments	356	356	—	—	356
Liabilities
Time deposits	$445,957	$430,682	$—	$430,682	$—
FHLB advances	7,359	8,752	—	8,752	—
Repurchase agreements	86,013	86,013	—	86,013	—
Subordinated debentures	10,000	10,125	—	10,125	—
Junior subordinated debentures	10,310	9,927	—	9,927	—
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate forward loan sales contracts	27	27	—	27	—
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of the dates presented:

June 30, 2022			December 31, 2021
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

(in thousands)
$3,505	$3,506	$(1)	$9,570	$9,401	$169
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the three months ended June 30, 2022, the Company recorded a net increase in fair value of $27 thousand representing the change in fair value reflected in earnings. For the six months ended June 30, 2022, the Company recorded a net decrease in fair value of $170 thousand, while the Company recorded net decreases in fair value of $57 thousand and $145 thousand, respectively, for the three and six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
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

The following table sets forth the computation of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands except per share amounts)
Basic EPS:
Net income	$58,808	$55,039	$116,330	$106,892
Less: Earnings allocated to participating securities:
Nonvested restricted shares	—	70	47	227
Earnings allocated to common shareholders	$58,808	$54,969	$116,283	$106,665
Weighted average common shares outstanding	78,049	70,987	77,989	70,924
Basic earnings per common share	$0.75	$0.77	$1.49	$1.50
Diluted EPS:
Earnings allocated to common shareholders	$58,808	$54,969	$116,283	$106,665
Weighted average common shares outstanding	78,049	70,987	77,989	70,924
Dilutive effect of equity awards	65	177	110	155
Weighted average diluted common shares outstanding	78,114	71,164	78,099	71,079
Diluted earnings per common share	$0.75	$0.77	$1.49	$1.50
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	600	248	389	158
16.Revenue from Contracts with Customers
The following table shows the disaggregation of revenue from contracts with customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$8,212	$6,701	$15,325	$13,059
Card revenue	5,031	4,773	9,998	8,506
Financial services and trust revenue	4,192	4,245	8,824	7,626
Total revenue from contracts with customers	17,435	15,719	34,147	29,191
Other sources of noninterest income	7,571	7,011	15,039	16,705
Total noninterest income	$25,006	$22,730	$49,186	$45,896
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
•continued increases in inflation and the risk that inflation may differ, possibly materially, from expectations, and actions taken by the Federal Reserve in response to inflation and their potential impact on economic conditions including the possibility of a recession;
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
•the ability to successfully integrate future acquired entities;
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
In November 2020, the SEC amended the rules governing Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, to modernize and simplify certain disclosure requirements. One update allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have adopted this change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended June 30, 2022 and March 31, 2022, where applicable throughout this Management’s Discussion and Analysis.
Earnings Summary
Comparison of current quarter to prior quarter
The Company reported net income for the second quarter of $58.8 million or $0.75 per diluted common share, compared to $57.5 million or $0.74 per diluted common share for the first quarter of 2022. Net interest income for the three months ended June 30, 2022 was $147.5 million, an increase of $1.3 million from the prior quarter. The increase was primarily a result of higher loan interest income due to higher average balances partially offset by lower interest income from securities substantially driven by lower average balances.

The Company recorded a $2.1 million provision for credit losses for the second quarter of 2022 compared to a recapture of $7.8 million for the first quarter of 2022. The increase in provision expense for the second quarter of 2022 as compared to the first quarter of 2022 was primarily related to loan growth partially offset by improved credit quality over the quarter. The prior quarter’s recapture was primarily related to improved credit quality.
Noninterest income for the quarter was $25.0 million, an increase of $826 thousand from the prior quarter. The increase was largely due to higher deposit account and treasury management fees and loan revenue partially offset by lower financial services and trust revenue and other noninterest income.
Total noninterest expense for the quarter ended June 30, 2022 was $95.4 million, a decrease of $9.7 million from the prior quarter. Merger-related expenses in the quarter were $3.9 million compared to $7.1 million for the prior quarter. Taking this into consideration, the largest contributor to the decrease in noninterest expense for the quarter is related to compensation and employee benefits attributed to lower 401(k) and payroll tax expenses, which are typically elevated in the first quarter. In addition, there were increased capitalized loan labor costs related to the high amounts of loan production during the quarter. The decrease was also attributable to lower occupancy, data processing and software expenses along with other noninterest expense.
Comparison of current year-to-date to prior year period
The Company reported net income for the six months ended June 30, 2022 of $116.3 million or $1.49 per diluted common share, compared to $106.9 million or $1.50 per diluted common share for the same period in 2021. Net interest income for the six months ended June 30, 2022 was $293.7 million, an increase of $44.2 million from the prior year period. The increase was primarily due to increases in interest income from loans and securities, which were a result of higher average balances partially related to the Bank of Commerce acquisition.
The provision for credit losses on loans for the six months ended June 30, 2022 was a recapture of $5.7 million compared to a recapture of $6.3 million for the first six months of 2021. The lower recapture for the first six months of 2022 compared to the same period in 2021 was primarily due to loan growth.
Noninterest income for the six months ended June 30, 2022 was $49.2 million, an increase of $3.3 million from the prior year period. The increase was primarily due to higher other noninterest income, deposit account and treasury management fees, card revenue and financial services and trust revenue offset by lower mortgage banking revenue due to lower overall mortgage production as a result of the higher rate environment.
For the six months ended June 30, 2022, noninterest expense was $200.4 million, an increase of $32.8 million from $167.7 million for the same period in 2021. The increase from the prior year period was primarily driven by higher compensation and employee benefits due to our acquisition of Bank of Commerce and the prior year period having substantial capitalized labor costs for PPP loan originations. Increased merger-related expenses related to legal and professional fees, data processing and software and other noninterest expense also contributed to the increase from the prior year period.

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

	Three Months Ended
	June 30, 2022			March 31, 2022
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$10,989,493	$112,142	4.09%	$10,665,242	$108,181	4.11%
Taxable securities	6,761,383	34,622	2.05%	$7,217,844	$37,162	2.09%
Tax exempt securities (2)	729,916	4,753	2.61%	$792,763	$4,715	2.41%
Interest-earning deposits with banks	494,725	887	0.72%	$590,795	$295	0.20%
Total interest-earning assets	18,975,517	152,404	3.22%	$19,266,644	$150,353	3.16%
Other earning assets	305,775			$302,865
Noninterest-earning assets	1,488,910			$1,386,157
Total assets	$20,770,202			$20,955,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	4,406,022	1,000	0.09%	4,530,698	960	0.09%
Interest-bearing demand	2,123,005	411	0.08%	2,024,757	374	0.07%
Savings accounts	1,638,334	78	0.02%	1,632,369	77	0.02%
Interest-bearing public funds, other than certificates of deposit	756,528	923	0.49%	776,965	288	0.15%
Certificates of deposit	411,115	52	0.05%	437,251	97	0.09%
Total interest-bearing deposits	9,335,004	2,464	0.11%	9,402,040	1,796	0.08%
FHLB advances and FRB borrowings	7,340	73	3.99%	7,354	71	3.92%
Subordinated debentures	10,000	172	6.90%	10,000	144	5.84%
Other borrowings and interest-bearing liabilities	62,017	153	0.99%	76,185	74	0.39%
Total interest-bearing liabilities	9,414,361	2,862	0.12%	9,495,579	2,085	0.09%
Noninterest-bearing deposits	8,822,071			8,695,832
Other noninterest-bearing liabilities	235,159			228,879
Shareholders’ equity	2,298,611			2,535,376
Total liabilities & shareholders’ equity	$20,770,202			$20,955,666
Net interest income (tax equivalent)		$149,542			$148,268
Net interest margin (tax equivalent)			3.16%			3.12%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.8 million and $4.2 million for the three months ended June 30, 2022 and March 31, 2022, respectively. The net incremental amortization on acquired loans was $2.1 million for the three months ended June 30, 2022 compared to net incremental amortization of $350 thousand for the three months ended March 31, 2022.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.1 million for both the three months ended June 30, 2022 and March 31, 2022. The tax equivalent yield adjustment to interest earned on tax exempt securities was $998 thousand and $990 thousand for the three months ended June 30, 2022, and March 31, 2022, respectively.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2022			2021
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$10,828,263	$220,323	4.10%	$9,625,790	$202,385	4.24%
Taxable securities	6,988,353	71,784	2.07%	4,959,620	47,566	1.93%
Tax exempt securities (2)	761,166	9,468	2.51%	614,841	7,069	2.32%
Interest-earning deposits with banks	542,494	1,182	0.44%	599,689	311	0.10%
Total interest-earning assets	19,120,276	$302,757	3.19%	15,799,940	$257,331	3.28%
Other earning assets	304,328			243,437
Noninterest-earning assets	1,437,817			1,239,855
Total assets	$20,862,421			$17,283,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	4,468,015	1,960	0.09%	3,542,068	1,391	0.08%
Interest-bearing demand	2,074,152	785	0.08%	1,498,211	551	0.07%
Savings accounts	1,635,368	155	0.02%	1,270,403	85	0.01%
Interest-bearing public funds, other than certificates of deposit	766,690	1,211	0.32%	683,172	521	0.15%
Certificates of deposit	424,111	149	0.07%	333,111	363	0.22%
Total interest-bearing deposits	9,368,336	4,260	0.09%	7,326,965	2,911	0.08%
FHLB advances and FRB borrowings	7,347	144	3.95%	7,401	144	3.92%
Subordinated debentures	10,000	316	6.37%	35,051	936	5.39%
Other borrowings and interest-bearing liabilities	69,062	227	0.66%	49,740	42	0.17%
Total interest-bearing liabilities	9,454,745	$4,947	0.11%	7,419,157	$4,033	0.11%
Noninterest-bearing deposits	8,759,301			7,311,385
Other noninterest-bearing liabilities	232,036			223,097
Shareholders’ equity	2,416,339			2,329,593
Total liabilities & shareholders’ equity	$20,862,421			$17,283,232
Net interest income (tax equivalent)		$297,810			$253,298
Net interest margin (tax equivalent)			3.14%			3.23%
__________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $7.0 million and $14.7 million for the six months ended June 30, 2022 and 2021, respectively. The incremental amortization on acquired loans was $2.4 million for the six months ended June 30, 2022 compared to net incremental accretion of $1.9 million for the six months ended June 30, 2021.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $2.2 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $2.0 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30, 2022 Compared to March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$3,306	$655	$3,961
Taxable securities	(2,339)	(201)	(2,540)
Tax exempt securities	(390)	428	38
Interest-earning deposits with banks	(55)	647	592
Interest income	$522	$1,529	$2,051
Interest Expense
Deposits:
Money market accounts	$(26)	$66	$40
Interest-bearing demand	19	18	37
Savings accounts	—	1	1
Interest-bearing public funds, other than certificates of deposit	(8)	643	635
Certificates of deposit	(6)	(39)	(45)
Total interest on deposits	(21)	689	668
FHLB advances and FRB borrowings	—	2	2
Subordinated debentures	—	28	28
Other borrowings and interest-bearing liabilities	(11)	90	79
Interest expense	$(32)	$809	$777
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

	Six Months Ended June 30, 2022 Compared to 2021 Increase (Decrease) Due to
	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$24,634	$(6,696)	$17,938
Taxable securities	20,635	3,583	24,218
Tax exempt securities	1,785	614	2,399
Interest earning deposits with banks	(33)	904	871
Interest income	$47,021	$(1,595)	$45,426
Interest Expense
Deposits:
Money market accounts	393	176	569
Interest-bearing demand	218	16	234
Savings accounts	29	41	70
Interest-bearing public funds, other than certificates of deposit	71	619	690
Certificates of deposit	80	(294)	(214)
Total interest on deposits	791	558	1,349
FHLB advances and FRB borrowings	(1)	1	—
Subordinated debentures	(833)	213	(620)
Other borrowings	22	163	185
Interest expense	$(21)	$935	$914
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of current quarter to prior quarter
Net interest income for the second quarter of 2022 was $147.5 million, up from $146.2 million for the first quarter in 2022. The increase was primarily due to higher loan interest income as a result of higher average balances partially offset by lower interest income from securities substantially driven by lower average balances.
The Company’s net interest margin (tax equivalent) increased to 3.16% in the second quarter of 2022, from 3.12% for the prior quarter. This increase was driven by a stronger earning assets mix with a smaller ratio of assets in lower-yield interest earning deposits with banks and a larger ratio of assets in higher-yield loans. The Company’s operating net interest margin (tax equivalent)1 increased to 3.23% from 3.15% compared to the first quarter of 2022. The increase was also due to a stronger earnings mix as noted above.
Comparison of current year-to-date to prior year period
Net interest income for the six months ended June 30, 2022 was $293.7 million, compared to $249.5 million for the prior year period. The increase was mainly due to an increase in interest income from loans and securities due to higher average balances partially related to the Bank of Commerce acquisition.
The Company’s net interest margin (tax equivalent) decreased to 3.14% for the first six months of 2022, from 3.23% for the prior year period. The decrease in the Company’s net interest margin (tax equivalent) was driven by lower average rates on loans. The Company’s operating net interest margin (tax equivalent) for the six months ended June 30, 2022 was 3.19% compared to 3.22% for the six months ended June 30, 2021. This decrease was also due to lower average rates on loans.
1 Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

The favorable effect of recent interest rate increases was tempered in our loan portfolio due to many floating rate loans not yet moving off their floor rates and due to the timing of recent market rate increases being later in the six month period ended June 30, 2022.
Provision for Credit Losses
Comparison of current quarter to prior quarter
During the second quarter of 2022, the Company recorded a $2.1 million provision for credit losses compared to a recapture of $7.8 million for the first quarter of 2022. The increase in provision expense for the second quarter of 2022 as compared to the first quarter of 2022 was primarily related to loan growth partially offset by improved credit quality over the quarter.
The provision recapture for credit losses recorded during the current quarter also reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration and the size and composition of the loan portfolio and changes in the economic environment during the second quarter of 2022. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The recapture for credit losses for the six months ended June 30, 2022 was $5.7 million compared to a recapture of $6.3 million during the same period in 2021. The lower recapture for the first six months of 2022 was due to the same factors discussed above for the quarterly provision for credit losses. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
	June 30, 2022	March 31, 2022	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change

	(dollars in thousands)
Deposit account and treasury management fees	$8,212	$7,113	$1,099	15%	$15,325	$13,059	$2,266	17%
Card revenue	5,031	4,967	64	1%	9,998	8,506	1,492	18%
Financial services and trust revenue	4,192	4,632	(440)	(9)%	8,824	7,626	1,198	16%
Loan revenue	3,881	3,193	688	22%	7,074	11,883	(4,809)	(40)%
Bank owned life insurance	2,024	1,788	236	13%	3,812	3,195	617	19%
Investment securities gains, net	—	—	—	—%	—	314	(314)	(100)%
Other	1,666	2,487	(821)	(33)%	4,153	1,313	2,840	216%
Total noninterest income	$25,006	$24,180	$826	3%	$49,186	$45,896	$3,290	7%
Comparison of current quarter to prior quarter
Noninterest income was $25.0 million for the second quarter of 2022, an increase of $826 thousand from the prior quarter. This increase was primarily due to higher deposit account and treasury management fees and loan revenue partially offset by lower financial services and trust revenue and other noninterest income.

Comparison of current year-to-date to prior year period
For the six months ended June 30, 2022, noninterest income was $49.2 million compared to $45.9 million for the same period in 2021, an increase of $3.3 million. The increase was principally due to increases associated with other noninterest income, deposit account and treasury management fees, card revenue along with financial services and trust revenue offset by lower mortgage banking revenue due to lower overall mortgage production and decreased premium on loan sales as a result of the higher rate environment.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
	June 30, 2022	March 31, 2022	$ Change	% Change (1)	June 30, 2022	June 30, 2021	$ Change	% Change

	(dollars in thousands)
Compensation and employee benefits	$57,386	$63,079	$(5,693)	(9)%	$120,465	$105,186	$15,279	15%
Occupancy	9,632	11,009	(1,377)	(13)%	20,641	18,044	2,597	14%
Data processing and software	9,185	10,324	(1,139)	(11)%	19,509	15,853	3,656	23%
Legal and professional fees	5,182	6,535	(1,353)	(21)%	11,717	6,079	5,638	93%
Amortization of intangibles	2,219	2,288	(69)	(3)%	4,507	3,776	731	19%
B&O taxes	1,584	1,589	(5)	—%	3,173	2,749	424	15%
Advertising and promotion	1,208	726	482	66%	1,934	1,348	586	43%
Regulatory premiums	1,461	1,536	(75)	(5)%	2,997	2,217	780	35%
Net cost of operation of OREO	116	10	106	N/M	126	48	78	163%
Other	7,406	7,957	(551)	(7)%	15,363	12,375	2,988	24%
Total noninterest expense	$95,379	$105,053	$(9,674)	(9)%	$200,432	$167,675	$32,757	20%
____________
(1) Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M.”
The following table shows the impact of the merger-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in thousands)
Merger-related expenses:
Compensation and employee benefits	$612	$586	$1,198	$—
Occupancy	112	819	931	—
Data processing and software	501	1,039	$1,540	—
Legal and professional fees	1,906	4,209	6,115	510
Advertising and promotion	10	134	144	—
Other	760	270	1,030	—
Total impact of merger-related expense to noninterest expense	$3,901	$7,057	$10,958	$510
Merger-related expenses by transaction:
Bank of Commerce (1)	1,749	2,587	4,337	510
Umpqua (2)	2,152	4,470	6,621	—
Total impact of merger-related expense to noninterest expense	$3,901	$7,057	$10,958	$510
__________
(1) The Company completed the acquisition of Bank of Commerce on October 1, 2021. See Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this transaction.
(2) Definitive merger agreement was executed; however, completion of this transaction is pending as of the date of this filing.

Comparison of current quarter to prior quarter
Noninterest expense was $95.4 million for the second quarter of 2022, a decrease of $9.7 million from $105.1 million for the prior quarter. Merger-related expenses during the quarter were $3.9 million compared to $7.1 million for the prior quarter. Taking this into consideration, the largest contributor to the decrease in noninterest expense was related to compensation and employee benefits attributed to lower 401(k) and payroll tax expenses, which are typically elevated in the first quarter. In addition, there were increased capitalized loan labor costs related to the high amounts of loan production for the quarter. The decrease was also attributable to lower occupancy, data processing and software expense and other noninterest expense.
Comparison of current year-to-date to prior year period
For the six months ended June 30, 2022, noninterest expense was $200.4 million, compared to $167.7 million for the same period in 2021, an increase of $32.8 million. The increase from the prior year period was mostly attributable to increases in compensation and employee benefits expense due to our acquisition of Bank of Commerce and the prior year period having substantial capitalized labor costs for PPP loan originations. Increased merger-related expenses also contributed to the increase.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(in thousands)
Provision for unfunded loan commitments	$—	$500	$500	$1,700
Income Taxes
We recorded an income tax provision of $16.2 million for the second quarter of 2022, compared to a provision of $15.6 million for the three months ended March 31, 2022, with effective tax rates of 22% and 21%, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax provisions of $31.8 million and $27.1 million, respectively, with effective tax rates of 21% for the current year and 20% for the prior year period. For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
FINANCIAL CONDITION
Total assets were $20.56 billion at June 30, 2022, a decrease of $380.9 million from December 31, 2021. Cash and cash equivalents decreased $410.5 million. Loans increased $680.5 million during the first six months of 2022, which was primarily the result of new loan production partially offset by loan payments. Debt securities available for sale were $5.12 billion at June 30, 2022, a decrease of $788.4 million from December 31, 2021 which was primarily due to fair value movement. Total liabilities were $18.32 billion as of June 30, 2022, a decrease of $35.4 million from December 31, 2021 primarily due to a decrease in noninterest-bearing deposits.
Investment Securities
At June 30, 2022, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $5.12 billion compared to $5.91 billion at December 31, 2021 and debt securities held to maturity of $2.15 billion at both June 30, 2022 and December 31, 2021. The decrease in the debt securities available for sale from year-end is due to a $537.9 million decline in unrealized gains, $419.0 million in maturities and repayments, and $15.4 million in premium amortization, partially offset by $183.8 million in purchases. The increase in debt securities held to maturity from year-end is due to purchases of $97.7 million, partially offset by $86.3 million in maturities and repayments and $10.4 million in premium amortization. The average duration of our debt securities available for sale was approximately 5 years and 3 months at June 30, 2022. The average duration of our debt securities held to maturity was approximately 5 years and 10 months at June 30, 2022. These durations take into account calls, where appropriate, and consensus prepayment speeds.
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
At June 30, 2022, the market value of debt securities available for sale had a net unrealized loss of $525.0 million compared to a net unrealized gain of $13.0 million at December 31, 2021. The change in valuation was the result of fluctuations in market interest rates during the six months ended June 30, 2022. At June 30, 2022, the Company had $4.85 billion of debt securities available for sale with gross unrealized losses of $526.7 million; however, we did not consider these investment securities to have an indicated credit loss.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2022.
The following table sets forth our securities portfolio by type for the dates indicated:

	June 30, 2022	December 31, 2021

	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,138,764	$3,745,601
Other asset-backed securities	379,968	463,063
State and municipal securities	878,328	997,291
U.S. government agency and government-sponsored enterprise securities	229,428	252,576
U.S. government securities	171,319	157,536
Non-agency collateralized mortgage securities	324,761	294,932
Total debt securities available for sale, at fair value	$5,122,568	$5,910,999
Debt securities held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,149,255	$2,148,327
Total debt securities held to maturity, at amortized cost	$2,149,255	$2,148,327
Equity securities	13,425	13,425
Total investment securities	$7,285,248	$8,072,751
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
Loan Portfolio Analysis
Our wholly owned banking subsidiary Columbia State Bank is a full service commercial bank which, originates a wide variety of loans and focuses its lending efforts on originating commercial real estate and commercial business loans.
The following table provides additional detail related to the net premium (discount) of acquired and purchased loans by acquisition:

	June 30, 2022	December 31, 2021

	(in thousands)
Acquisition:
Bank of Commerce	$8,850	$12,923
Pacific Continental	(4,369)	(5,306)
All other purchased and acquired net premium	4,585	5,031
Total net premium at period end	$9,066	$12,648
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
Agriculture Loans: Agricultural lending includes agricultural real estate and production loans and lines of credit within our primary market areas. We are committed to offering seasonal and longer-term loans and operating lines of credit by lending officers with expertise in the agricultural communities we serve. Typical loan-to-value ratios on term loans can range from 55% to 80% depending upon the type of loan. Operating lines of credit require the borrower to provide a 20% to 25% equity investment. The debt coverage ratio is generally 1.25 or better on all term loans.
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
At June 30, 2022, our ACL was $149.9 million, or 1.32% of total loans (excluding loans held for sale). This compares with an ACL of $155.6 million, or 1.46% of total loans (excluding loans held for sale) at December 31, 2021. The decrease from year end was primarily due to significant improvement in portfolio risk ratings as well as the percentage of problem loans to total loans reaching pre-pandemic levels. The ACL at June 30, 2022 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits decreased $53.2 million from December 31, 2021. Management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At June 30, 2022, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $953.7 million, or 5.3% of total deposits, compared to $821.7 million or 4.6% at year-end 2021. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	June 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total

	(dollars in thousands)
Demand and other noninterest-bearing	$8,741,488	48.7%	$8,856,714	49.1%
Money market	3,402,555	18.9%	3,525,299	19.6%
Interest-bearing demand	2,104,118	11.7%	1,999,407	11.1%
Savings	1,646,363	9.2%	1,617,546	9.0%
Interest-bearing public funds, other than certificates of deposit	737,297	4.1%	779,146	4.3%
Certificates of deposit, less than $250,000	232,063	1.3%	249,120	1.4%
Certificates of deposit, $250,000 or more	138,945	0.8%	160,490	0.9%
Certificates of deposit insured by the CD Option of IntraFi Network Deposits	29,178	0.2%	35,611	0.2%
Reciprocal money market accounts	924,552	5.1%	786,046	4.4%
Subtotal	$17,956,559	100.0%	$18,009,379	100.0%
Valuation adjustment resulting from acquisition accounting	$367		$736
Total deposits	$17,956,926		$18,010,115

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities and residential, commercial and commercial real estate loans. At June 30, 2022 and December 31, 2021, we had FHLB advances of $7.3 million and $7.4 million, respectively.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At June 30, 2022 and December 31, 2021, we had deposit customer sweep-related repurchase agreements of $70.3 million and $86.0 million, respectively, which mature on a daily basis.
Subordinated debentures and junior subordinated debentures are another source of funding. On October 1, 2021, with its acquisition of Bank of Commerce, the Company assumed $10.0 million in aggregate principal amount of subordinated debentures, which are unsecured, and mature on December 10, 2025. Also assumed through the Bank of Commerce acquisition were $10.3 million of trust preferred obligations which mature on September 15, 2035 and are redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities. At both June 30, 2022 and December 31, 2021, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2022.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At June 30, 2022, we had commitments to extend credit of $3.74 billion compared to $3.54 billion at December 31, 2021.
Capital Resources
Shareholders’ equity at June 30, 2022 was $2.24 billion, compared to $2.59 billion at December 31, 2021. Shareholders’ equity was 11% and 12% of total period-end assets at June 30, 2022 and December 31, 2021, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2021 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of June 30, 2022, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at June 30, 2022 and December 31, 2021.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of June 30, 2022 and December 31, 2021 have a reduced impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary as of the dates presented below:

	Company		Columbia Bank
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
CET1 risk-based capital ratio	12.59%	13.01%	12.64%	13.06%
Tier 1 risk-based capital ratio	12.59%	13.01%	12.64%	13.06%
Total risk-based capital ratio	13.69%	14.21%	13.67%	14.18%
Leverage ratio	8.77%	8.55%	8.86%	8.60%
Capital conservation buffer	5.69%	6.21%	5.67%	6.18%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021

	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$149,542	$148,268	$297,810	$253,298
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	2,053	350	2,403	(1,911)
Premium amortization on acquired securities	1,132	1,031	2,163	1,052
Operating net interest income (tax equivalent) (1)	$152,727	$149,649	$302,376	$252,439

Average interest earning assets	$18,975,517	$19,266,644	$19,120,276	$15,799,940
Net interest margin (tax equivalent) (1)	3.16%	3.12%	3.14%	3.23%
Operating net interest margin (tax equivalent) (1)	3.23%	3.15%	3.19%	3.22%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.1 million for both the three months ended June 30, 2022 and March 31, 2022, respectively, and $1.9 million for the three months ended June 30, 2021.

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
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates gradually increased or decreased during the first year, based on the results of the simulation model as of June 30, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$16,756	2.71%	$67,414	10.66%
-100	$(17,073)	(2.76)%	$(55,041)	(8.70)%

The following table summarizes the expected impact on net interest income over a one or two year period if interest rates instantaneously increased or decreased, based on the results of the simulation model as of June 30, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$44,374	7.17%	$88,329	13.96%
-100	$(42,921)	(6.93)%	$(65,968)	(10.43)%
The projections are based on the current interest rate environment and we assume our balance sheet remains constant during the next two years. Market interest rates increased substantially during the quarter and since year end. Loan interest rate indexes such as Prime, LIBOR and SOFR also increased significantly. Our ability to reprice deposits downward is limited given our low cost of funds.
Exposure to falling interest increased since the prior quarter mainly due to the rise in market interest rates. Loan coupon rates increased by more than the rates paid on deposits as we were able to maintain a disciplined pricing approach on deposits. Our ability to reprice our deposit costs downward in the falling interest rate scenarios is constrained given our low cost of funds.
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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
4/1/2022 - 4/30/2022	382	$16.21	—	—
5/1/2022 - 5/31/2022	213	28.61	—	—
6/1/2022 - 6/30/2022	—	—	—	—
	595	20.65	—
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

COLUMBIA BANKING SYSTEM, INC.

Date:	August 4, 2022	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2022	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2022	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)