Form 10-Q
period 2022-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2022-10-28
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.

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
Yes ☐  No ☒
The number of shares of common stock outstanding at October 25, 2022 was 78,646,118

i

Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.”

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FRB	Federal Reserve Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles
Bank of Commerce	Bank of Commerce Holdings	GDP	Gross Domestic Product
B&O	Business and Occupation	LIBOR	London Interbank Offering Rate
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	OPPO	Other Personal Property Owned
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank.	OREO	Other Real Estate Owned
CDI	Core Deposit Intangible	Pacific Continental	Pacific Continental Corporation
CECL	Current Expected Credit Losses	PCD	Purchased Credit Deteriorated
CEO	Chief Executive Officer	PPP	Paycheck Protection Program
CET1	Common Equity Tier 1	RSA	Restricted Stock Awards
CFO	Chief Financial Officer	RSU	Restricted Stock Units
COVID-19	Novel Coronavirus	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SOFR	Secured Overnight Financing Rate
EPS	Earnings Per Share	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board	Umpqua	Umpqua Holdings Corporation
FDIC	Federal Deposit Insurance Corporation

ii

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Columbia Banking System, Inc.
(Unaudited)
			September 30, 2022	December 31, 2021

ASSETS			(in thousands)
Cash and due from banks			$263,551	$153,414
Interest-earning deposits with banks			54,124	671,300
Total cash and cash equivalents			317,675	824,714
Debt securities available for sale at fair value (amortized cost of $5,447,566 and $5,898,041, respectively)			4,700,821	5,910,999
Debt securities held to maturity at amortized cost (fair value of $1,747,282 and $2,122,606, respectively)			2,079,285	2,148,327
Equity securities			13,425	13,425
FHLB stock at cost			10,560	10,280
Loans held for sale			1,251	9,774
Loans, net of unearned income			11,692,261	10,641,937
Less: ACL			154,871	155,578
Loans, net			11,537,390	10,486,359
Interest receivable			61,652	56,019
Premises and equipment, net			161,853	172,144
OREO			—	381
Goodwill			823,172	823,172
Other intangible assets, net			27,921	34,647
Other assets			670,364	455,092
Total assets			$20,405,369	$20,945,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing			$8,911,267	$8,856,714
Interest-bearing			9,030,058	9,153,401
Total deposits			17,941,325	18,010,115
FHLB advances			14,322	7,359
Securities sold under agreements to repurchase			48,733	86,013
Subordinated debentures			10,000	10,000
Junior subordinated debentures			10,310	10,310
Other liabilities			265,198	232,794
Total liabilities			18,289,888	18,356,591
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
	September 30, 2022	December 31, 2021

(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	80,831	80,695	1,940,385	1,930,187
Outstanding	78,647	78,511
Retained earnings			804,774	694,227
Accumulated other comprehensive income (loss)			(558,844)	35,162
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,115,481	2,588,742
Total liabilities and shareholders’ equity			$20,405,369	$20,945,333

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands except per share amounts)
Interest Income
Loans	$130,908	$105,168	$349,060	$305,195
Taxable securities	31,987	26,374	103,771	73,940
Tax-exempt securities	3,662	2,714	11,142	8,299
Deposits in banks	1,191	284	2,373	595
Total interest income	167,748	134,540	466,346	388,029
Interest Expense
Deposits	4,446	1,468	8,706	4,379
FHLB advances and FRB borrowings	109	73	253	217
Subordinated debentures	220	435	536	1,371
Other borrowings	481	24	708	66
Total interest expense	5,256	2,000	10,203	6,033
Net Interest Income	162,492	132,540	456,143	381,996
Provision (recapture) for credit losses	5,250	—	(450)	(6,300)
Net interest income after provision (recapture) for credit losses	157,242	132,540	456,593	388,296
Noninterest Income
Deposit account and treasury management fees	8,181	6,893	23,506	19,952
Card revenue	4,988	4,889	14,986	13,395
Financial services and trust revenue	4,292	4,250	13,116	11,876
Loan revenue	2,853	5,184	9,927	17,067
Bank owned life insurance	1,939	1,585	5,751	4,780
Investment securities gains, net	—	—	—	314
Other	4,374	1,157	8,527	2,470
Total noninterest income	26,627	23,958	75,813	69,854
Noninterest Expense
Compensation and employee benefits	60,744	54,679	181,209	159,865
Occupancy	10,469	9,695	31,110	27,739
Data processing and software	10,548	8,515	30,057	24,368
Legal and professional fees	4,022	4,894	15,739	10,973
Amortization of intangibles	2,219	1,835	6,726	5,611
B&O taxes	1,771	1,583	4,944	4,332
Advertising and promotion	830	678	2,764	2,026
Regulatory premiums	1,782	1,214	4,779	3,431
Net cost (benefit) of operation of OREO	(4)	4	122	52
Other	9,065	6,910	24,428	19,285
Total noninterest expense	101,446	90,007	301,878	257,682
Income before income taxes	82,423	66,491	230,528	200,468
Income tax provision	17,481	13,474	49,256	40,559
Net Income	$64,942	$53,017	$181,272	$159,909
Earnings per common share
Basic	$0.83	$0.75	$2.32	$2.25
Diluted	$0.83	$0.74	$2.32	$2.24
Weighted average number of common shares outstanding	78,100	71,036	78,027	70,965
Weighted average number of diluted common shares outstanding	78,233	71,186	78,142	71,155

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Columbia Banking System, Inc.
(Unaudited)
	Three Months Ended
	September 30,
	2022	2021

	(in thousands)
Net income	$64,942	$53,017
Other comprehensive loss, net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale debt securities arising during the period, net of tax of $51,566 and $6,671	(170,224)	(22,022)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $632 and $141	(2,086)	(465)
Net unrealized loss from securities, net of reclassification adjustment	(172,310)	(22,487)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(30) and $(35)	100	114
Pension plan liability adjustment, net	100	114
Unrealized gain from cash flow hedging instruments:
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $612 and $612	(2,019)	(2,019)
Net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	(2,019)	(2,019)
Other comprehensive loss	(174,229)	(24,392)
Total comprehensive income (loss)	$(109,287)	$28,625

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net income	$181,272	$159,909
Other comprehensive loss, net of tax:
Unrealized loss from securities:
Net unrealized holding loss from available for sale debt securities arising during the period, net of tax of $176,631 and $31,134	(583,072)	(102,777)
Reclassification adjustment of net gain from available for sale debt securities arising during the period, net of tax of $0 and $73	—	(241)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $1,588 and $246	(5,242)	(810)
Net unrealized loss from securities, net of reclassification adjustment	(588,314)	(103,828)
Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost, net of tax of $(91) and $(104)	301	344
Pension plan liability adjustment, net	301	344
Unrealized gain from cash flow hedging instruments:
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $1,816 and $1,815	(5,993)	(5,994)
Net unrealized loss from cash flow hedging instruments, net of reclassification adjustment	(5,993)	(5,994)
Other comprehensive loss	(594,006)	(109,478)
Total comprehensive income (loss)	$(412,734)	$50,431

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended September 30, 2022	(in thousands except per share amounts)
Balance at July 1, 2022	78,621	$1,935,180	$763,487	$(384,615)	$(70,834)	$2,243,218
Net income	—	—	64,942	—	—	64,942
Other comprehensive loss	—	—	—	(174,229)	—	(174,229)
Issuance of common stock - employee stock purchase plan	37	1,093	—	—	—	1,093
Activity in deferred compensation plan	—	1	—	—	—	1
Issuance of common stock - RSAs and RSUs, net of canceled awards	(10)	4,149	—	—	—	4,149
Purchase and retirement of common stock	(1)	(38)	—	—	—	(38)
Cash dividends declared on common stock ($0.30 per share)	—	—	(23,655)	—	—	(23,655)
Balance at September 30, 2022	78,647	$1,940,385	$804,774	$(558,844)	$(70,834)	$2,115,481
For the Nine Months Ended September 30, 2022
Balance at January 1, 2022	78,511	$1,930,187	$694,227	$35,162	$(70,834)	$2,588,742
Net income	—	—	181,272	—	—	181,272
Other comprehensive loss	—	—	—	(594,006)	—	(594,006)
Issuance of common stock - employee stock purchase plan	68	2,110	—	—	—	2,110
Activity in deferred compensation plan	—	4	—	—	—	4
Issuance of common stock - RSAs and RSUs, net of canceled awards	177	12,059	—	—	—	12,059
Purchase and retirement of common stock	(109)	(3,975)	—	—	—	(3,975)
Cash dividends declared on common stock ($0.90 per share)	—	—	(70,725)	—	—	(70,725)
Balance at September 30, 2022	78,647	$1,940,385	$804,774	$(558,844)	$(70,834)	$2,115,481

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Columbia Banking System, Inc.
(Unaudited)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares Outstanding	Amount

For the Three Months Ended September 30, 2021	(in thousands except per share amounts)
Balance at July 1, 2021	71,742	$1,664,953	$642,018	$97,109	$(70,834)	$2,333,246
Net income	—	—	53,017	—	—	53,017
Other comprehensive loss	—	—	—	(24,392)	—	(24,392)
Issuance of common stock - employee stock purchase plan	33	1,253	—	—	—	1,253
Issuance of common stock - RSAs and RSUs, net of canceled awards	(14)	3,899	—	—	—	3,899
Purchase and retirement of common stock	(1)	(29)	—	—	—	(29)
Cash dividends declared on common stock ($0.58 per share)	—	—	(43,727)	—	—	(43,727)
Balance at September 30, 2021	71,760	$1,670,076	$651,308	$72,717	$(70,834)	$2,323,267
For the Nine Months Ended September 30, 2021
Balance at January 1, 2021	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	159,909	—	—	159,909
Other comprehensive loss	—	—	—	(109,478)	—	(109,478)
Issuance of common stock - employee stock purchase plan	74	2,351	—	—	—	2,351
Activity in deferred compensation plan	—	(8)	—	—	—	(8)
Issuance of common stock - RSAs and RSUs, net of canceled awards	178	10,835	—	—	—	10,835
Purchase and retirement of common stock	(90)	(4,100)	—	—	—	(4,100)
Cash dividends declared on common stock ($1.14 per share)	—	—	(83,849)	—	—	(83,849)
Balance at September 30, 2021	71,760	$1,670,076	$651,308	$72,717	$(70,834)	$2,323,267

See accompanying Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash Flows From Operating Activities
Net income	$181,272	$159,909
Adjustments to reconcile net income to net cash provided by operating activities
Recapture for credit losses	(450)	(6,300)
Stock-based compensation expense	12,059	10,835
Depreciation, amortization and accretion	35,971	11,383
Investment securities gain, net	—	(314)
Net realized gain on sale of premises and equipment and loans held for investment	(4,985)	(268)
Net realized loss on sale and valuation adjustments of OREO	181	40
Gain on bank owned life insurance death benefit	(610)	(209)
Originations of loans held for sale	(105,392)	(263,367)
Proceeds from sales of loans held for sale	113,698	278,187
Change in fair value of loans held for sale	217	306
Net change in:
Interest receivable	(5,633)	1,945
Interest payable	(79)	(52)
Other assets	(27,620)	15,761
Other liabilities	25,088	(18,755)
Net cash provided by operating activities	223,717	189,101
Cash Flows From Investing Activities
Loans originated, net of principal collected	(1,069,862)	108,551
Investment in low income housing tax credit partnerships	(1,229)	(1,106)
Purchases of:
Debt securities available for sale	(185,800)	(2,408,578)
Debt securities held to maturity	(97,658)	(112,372)
Loans held for investment	—	(176,545)
Premises and equipment	(5,557)	(4,334)
FHLB stock	(7,441)	(1)
Proceeds from:
Sales of debt securities available for sale	—	26,914
Principal repayments and maturities of debt securities available for sale	613,046	586,288
Principal repayments and maturities of debt securities held to maturity	149,562	42,653
Sales of premises and equipment and loans held for investment	36,973	4,287
Redemption of FHLB stock	7,161	1
Sales of OREO and OPPO	200	132
Bank owned life insurance death benefit	1,108	671
Net cash used in investing activities	(559,497)	(1,933,439)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Columbia Banking System, Inc.
(Unaudited)
	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(68,238)	2,083,537
Net decrease in sweep repurchase agreements	(37,280)	(33,819)
Proceeds from:
FHLB advances	186,030	20
FRB borrowings	30	10
Employee stock purchase plan	2,110	2,351
Payments for:
Repayment of FHLB advances	(179,030)	(20)
Repayment of FRB borrowings	(30)	(10)
Common stock dividends	(70,876)	(59,922)
Purchase and retirement of common stock	(3,975)	(4,100)
Net cash provided by (used in) financing activities	(171,259)	1,988,047
Increase (decrease) in cash and cash equivalents	(507,039)	243,709
Cash and cash equivalents at beginning of period	824,714	653,766
Cash and cash equivalents at end of period	$317,675	$897,475

Supplemental Information:
Interest paid	$10,282	$6,085
Income taxes paid, net of refunds	$48,952	$45,122
Non-cash investing and financing activities
Transfer of debt securities available for sale to debt securities held to maturity	$—	$2,012,123
Premises and equipment expenditures incurred but not yet paid	$51	$87
Change in dividends payable included in other liabilities	$(151)	$23,927

See accompanying Notes to unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Columbia Banking System, Inc.
1.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The Consolidated Financial Statements include the accounts of Columbia Banking System, Inc. (“we”, “our”, “Columbia” or the “Company”) and its subsidiaries, including its wholly owned banking subsidiary Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). All intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results to be anticipated for the year ending December 31, 2022. The accompanying interim unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2021 Annual Report on Form 10-K.
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
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period of January 1, 2022 to September 30, 2022. Disclosure of the amount of Bank of Commerce’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the nine months ended September 30, 2021. This unaudited, estimated pro forma financial information was calculated as if Bank of Commerce had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Bank of Commerce with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the pro forma amounts below do not reflect Columbia’s expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the acquisition. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma for the
Nine Months Ended September 30,
2021

(in thousands, except per share amounts)
Total revenues (net interest income plus noninterest income)	$495,378
Net income	$173,355
Earnings per share - basic	$2.23
Earnings per share - diluted	$2.23
The following table shows the impact of the merger-related expenses related to the acquisition of Bank of Commerce for the periods indicated to the various components of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Noninterest Expense
Compensation and employee benefits	$205	$—	$1,144	$—
Occupancy	8	—	928	—
Data processing and software	219	1	1,640	1
Legal and professional fees	133	2,153	378	2,663
Advertising and promotion	—	—	18	—
Other	3	38	796	38
Total impact of merger-related expenses to noninterest expense	$568	$2,192	$4,904	$2,702
In addition, related to the pending transaction with Umpqua, the Company recognized $2.7 million and $9.3 million of merger-related expenses for the three and nine months ended September 30, 2022. While full regulatory approval is still pending, integration planning efforts continue to move forward. See Note 17, “Subsequent Events,” for additional information.

4.Securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2022	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,305,031	$514	$(452,678)	$2,852,867
Other asset-backed securities	384,649	—	(50,641)	334,008
State and municipal securities	977,756	74	(150,996)	826,834
U.S. government agency and government-sponsored enterprise securities	237,849	—	(14,898)	222,951
U.S. government securities	182,865	—	(16,559)	166,306
Non-agency collateralized mortgage obligations	359,416	2	(61,563)	297,855
Total available for sale	$5,447,566	$590	$(747,335)	$4,700,821
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,079,285	$—	$(332,003)	$1,747,282
Total held to maturity	$2,079,285	$—	$(332,003)	$1,747,282

December 31, 2021
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,738,616	$45,077	$(38,092)	$3,745,601
Other asset-backed securities	469,052	3,802	(9,791)	463,063
State and municipal securities	983,704	18,525	(4,938)	997,291
U.S. government agency and government-sponsored enterprise securities	252,755	3,095	(3,274)	252,576
U.S. government securities	158,367	—	(831)	157,536
Non-agency collateralized mortgage obligations	295,547	340	(955)	294,932
Total available for sale	$5,898,041	$70,839	$(57,881)	$5,910,999
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,148,327	$50	$(25,771)	$2,122,606
Total held to maturity	$2,148,327	$50	$(25,771)	$2,122,606
There was no allowance for credit losses on both available for sale securities and held to maturity securities as of September 30, 2022 and December 31, 2021. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the three or nine months ended September 30, 2022 and 2021.
Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At September 30, 2022 and December 31, 2021, accrued interest receivable for securities available for sale was $17.6 million and $19.2 million, respectively. At September 30, 2022 and December 31, 2021, accrued interest receivable for securities held to maturity was $4.2 million and $4.4 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following table provides the proceeds and both gross realized gains and losses on sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Proceeds from sales of debt securities available for sale	$—	$—	$—	$26,914

Gross realized gains from sales of debt securities available for sale	$—	$—	$—	$751
Gross realized losses from sales of debt securities available for sale	—	—	—	(437)
Investment securities gains, net	$—	$—	$—	$314
There were no gains or losses recognized on equity securities during the three and nine month periods ended September 30, 2022 and 2021.
The scheduled contractual maturities of debt securities at the period presented below are as follows:

	September 30, 2022
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$78,736	$78,328	$—	$—
Due after one year through five years	1,079,875	1,007,916	266,398	233,123
Due after five years through ten years	1,238,659	1,081,591	981,070	824,858
Due after ten years	3,050,296	2,532,986	831,817	689,301
Total debt securities	$5,447,566	$4,700,821	$2,079,285	$1,747,282
The following table summarizes the carrying value of securities pledged as collateral to secure public funds, borrowings and other purposes as permitted or required by law:

September 30, 2022

(in thousands)
To secure public funds	$548,175
To secure borrowings	84,099
Other securities pledged	245,958
Total securities pledged as collateral	$878,232

The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2022	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$1,071,973	$(106,441)	$1,757,493	$(346,237)	$2,829,466	$(452,678)
Other asset-backed securities	129,541	(14,741)	204,467	(35,900)	334,008	(50,641)
State and municipal securities	601,998	(99,002)	205,918	(51,994)	807,916	(150,996)
U.S. government agency and government-sponsored enterprise securities	83,992	(1,478)	138,881	(13,420)	222,873	(14,898)
U.S. government securities	111,904	(10,996)	54,402	(5,563)	166,306	(16,559)
Non-agency collateralized mortgage obligations	291,301	(60,781)	5,664	(782)	296,965	(61,563)
Total	$2,290,709	$(293,439)	$2,366,825	$(453,896)	$4,657,534	$(747,335)
December 31, 2021
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,292,062	$(30,777)	$176,946	$(7,315)	$2,469,008	$(38,092)
Other asset-backed securities	195,708	(4,823)	117,751	(4,968)	313,459	(9,791)
State and municipal securities	237,354	(3,862)	40,343	(1,076)	277,697	(4,938)
U.S. government agency and government-sponsored enterprise securities	100,813	(1,988)	48,714	(1,286)	149,527	(3,274)
U.S. government securities	157,536	(831)	—	—	157,536	(831)
Non-agency collateralized mortgage obligations	212,259	(955)	—	—	212,259	(955)
Total	$3,195,732	$(43,236)	$383,754	$(14,645)	$3,579,486	$(57,881)

Debt securities available for sale
At September 30, 2022, there were 650 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2022.
At September 30, 2022, there were 83 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2022.
At September 30, 2022, there were 603 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of September 30, 2022, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities are investment grade and the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2022.
At September 30, 2022, there were 23 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2022.
At September 30, 2022, there were 10 U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2022.
At September 30, 2022, there were 55 non-agency collateralized mortgage obligations in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at September 30, 2022.

5.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment and class (net of unearned income):

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Commercial loans:
Commercial real estate	$5,375,051	$4,981,263
Commercial business	3,783,696	3,423,268
Agriculture	903,260	795,715
Construction	512,308	384,755
Consumer loans:
One-to-four family residential real estate	1,071,222	1,013,908
Other consumer	46,724	43,028
Total loans	11,692,261	10,641,937
Less: Allowance for credit losses	(154,871)	(155,578)
Total loans, net	$11,537,390	$10,486,359
At September 30, 2022 and December 31, 2021, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon, Idaho and California.
At September 30, 2022 and December 31, 2021, $4.33 billion and $3.49 billion of commercial and residential real estate loans were pledged as collateral on FHLB advances and additional borrowing capacity. The Company also pledged $200.5 million of commercial loans to the FRB for additional borrowing capacity at September 30, 2022 and December 31, 2021.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At September 30, 2022 and December 31, 2021, accrued interest receivable for loans was $39.9 million and $32.4 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the recorded investment of the loan portfolio at the dates presented:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

September 30, 2022	(in thousands)
Commercial loans:
Commercial real estate	$5,359,998	$4,753	$6,869	$—	$11,622	$3,431	$5,375,051
Commercial business	3,764,976	7,565	3,974	—	11,539	7,181	3,783,696
Agriculture	900,462	509	110	—	619	2,179	903,260
Construction	512,171	137	—	—	137	—	512,308
Consumer loans:
One-to-four family residential real estate	1,067,427	2,640	553	—	3,193	602	1,071,222
Other consumer	46,526	103	3	—	106	92	46,724
Total	$11,651,560	$15,707	$11,509	$—	$27,216	$13,485	$11,692,261

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,977,781	$—	$1,610	$—	$1,610	$1,872	$4,981,263
Commercial business	3,406,539	2,721	687	—	3,408	13,321	3,423,268
Agriculture	789,112	1,207	—	—	1,207	5,396	795,715
Construction	384,755	—	—	—	—	—	384,755
Consumer loans:
One-to-four family residential real estate	1,010,343	921	211	—	1,132	2,433	1,013,908
Other consumer	42,998	11	—	—	11	19	43,028
Total	$10,611,528	$4,860	$2,508	$—	$7,368	$23,041	$10,641,937
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
The following table summarizes written-off interest on nonaccrual loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Commercial loans	$288	$83	$427	$507
Consumer loans	6	16	14	25
Total	$294	$99	$441	$532

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL for the periods indicated:

	September 30, 2022	December 31, 2021

	(in thousands)
Commercial loans:
Commercial real estate	$3,113	$932
Commercial business	1,465	5,131
Agriculture	1,192	3,756
Total	$5,770	$9,819
The following is an analysis of loans classified as TDR for the periods indicated:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial business	1	548	548	—	$—	$—
Consumer loans:
One-to-four family residential real estate	1	50	50	1	15	15
Total	2	$598	$598	1	$15	$15

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	$—	1	$628	$628
Commercial business	1	548	548	11	2,600	2,600
Agriculture	1	633	633	—	—	—
Consumer loans:
One-to-four family residential real estate	1	50	50	3	155	155
Total	3	$1,231	$1,231	15	$3,383	$3,383

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
The Company had commitments to lend $124 thousand of additional funds on loans classified as TDR as of September 30, 2022. The Company had $1.5 million of such commitments at December 31, 2021. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the three and nine months ended September 30, 2022 and December 31, 2021.

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
The following tables show a detailed analysis of the ACL for the periods indicated:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended September 30, 2022	(in thousands)
Commercial loans:
Commercial real estate	$57,119	$—	$11	$251	$57,381
Commercial business	51,985	(295)	482	1,913	54,085
Agriculture	8,895	(706)	98	1,146	9,433
Construction	5,914	—	9	2,224	8,147
Consumer loans:
One-to-four family residential real estate	24,626	—	331	(943)	24,014
Other consumer	1,396	(431)	187	659	1,811
Total	$149,935	$(1,432)	$1,118	$5,250	$154,871

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Nine Months Ended September 30, 2022
Commercial loans:
Commercial real estate	$61,254	$(299)	$172	$(3,746)	$57,381
Commercial business	54,712	(2,019)	1,570	(178)	54,085
Agriculture	8,148	(730)	247	1,768	9,433
Construction	5,397	—	153	2,597	8,147
Consumer loans:
One-to-four family residential real estate	24,123	(3)	916	(1,022)	24,014
Other consumer	1,944	(918)	654	131	1,811
Total	$155,578	$(3,969)	$3,712	$(450)	$154,871

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Three Months Ended September 30, 2021	(in thousands)
Commercial loans:
Commercial real estate	$53,250	$—	$518	$(2,016)	$51,752
Commercial business	57,554	(1,183)	328	(1,138)	55,561
Agriculture	7,920	—	6	1,039	8,965
Construction	6,559	—	8	(200)	6,367
Consumer loans:
One-to-four family residential real estate	16,519	—	203	2,133	18,855
Other consumer	1,186	(296)	213	182	1,285
Total	$142,988	$(1,479)	$1,276	$—	$142,785

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Nine Months Ended September 30, 2021
Commercial loans:
Commercial real estate	$68,934	$(316)	$570	$(17,436)	$51,752
Commercial business	45,250	(5,493)	4,416	11,388	55,561
Agriculture	9,052	(122)	23	12	8,965
Construction	7,636	—	575	(1,844)	6,367
Consumer loans:
One-to-four family residential real estate	16,875	(146)	757	1,369	18,855
Other consumer	1,393	(808)	489	211	1,285
Total	$149,140	$(6,885)	$6,830	$(6,300)	$142,785

The $707 thousand decrease in the ACL at September 30, 2022 compared to the ACL at December 31, 2021 was primarily due to significant improvements in portfolio risk ratings. Additionally, problem loans decreased during the period and their percentage within the portfolio is now near pre-pandemic levels. Specifically regarding the forecast used in the September 30, 2022 estimate, management expects the forecasted national unemployment rate to be near pre-pandemic levels early in the forecast period, increasing a little later in the forecast period. Additionally, the commercial real estate index has slowed during the year and is expected to grow more slowly through the forecast period. The home price index is projected to moderate over the forecast period and real GDP growth has slowed during the year and is projected to continue to decline through the forecast period. The models used for calculating the ACL are sensitive to changes in these and other economic factors, which could result in volatility as these assumptions change over time. The ACL at September 30, 2022 does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.
Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$9,000	$10,000	$8,500	$8,300
Net changes in the allowance for unfunded commitments and letters of credit	(500)	500	—	2,200
Ending balance	$8,500	$10,500	$8,500	$10,500

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

The following is an analysis of the credit quality of our loan portfolio as of the periods indicated:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior			Total

September 30, 2022	(in thousands)
Commercial loans:
Commercial real estate
Pass	$983,823	$1,021,822	$688,119	$603,943	$431,582	$1,402,281	$71,235	$8,932	$5,211,737
Special mention	—	1,865	3,566	19,591	—	11,763	—	—	36,785
Substandard	—	7,519	7,393	33,951	4,258	69,411	3,997	—	126,529
Total commercial real estate	$983,823	$1,031,206	$699,078	$657,485	$435,840	$1,483,455	$75,232	$8,932	$5,375,051
Commercial business
Pass	$436,851	$713,165	$364,061	$224,851	$180,781	$272,401	$1,413,129	$6,807	$3,612,046
Special mention	2,362	10,652	1,564	6,588	392	653	28,105	425	50,741
Substandard	93	3,297	3,823	17,399	21,636	28,945	44,645	1,071	120,909
Total commercial business	$439,306	$727,114	$369,448	$248,838	$202,809	$301,999	$1,485,879	$8,303	$3,783,696
Agriculture
Pass	$113,968	$129,433	$72,571	$69,576	$24,244	$103,310	$346,565	$1,160	$860,827
Special mention	—	140	—	4,306	—	—	899	—	5,345
Substandard	548	1,343	5,126	524	20	1,761	27,766	—	37,088
Total agriculture	$114,516	$130,916	$77,697	$74,406	$24,264	$105,071	$375,230	$1,160	$903,260
Construction
Pass	$176,863	$221,956	$27,571	$14,115	$2,618	$3,466	$55,628	$7,121	$509,338
Special mention	—	745	—	—	—	—	—	—	745
Substandard	—	—	—	1,727	448	50	—	—	2,225
Total construction	$176,863	$222,701	$27,571	$15,842	$3,066	$3,516	$55,628	$7,121	$512,308
Consumer loans:
One-to-four family residential real estate
Pass	$126,882	$364,441	$126,287	$39,728	$40,319	$91,542	$278,903	$856	$1,068,958
Substandard	—	—	76	—	543	1,141	260	244	2,264
Total one-to-four family real estate	$126,882	$364,441	$126,363	$39,728	$40,862	$92,683	$279,163	$1,100	$1,071,222
Other consumer
Pass	$7,115	$3,121	$1,479	$994	$1,579	$8,969	$23,328	$107	$46,692
Substandard	—	20	—	—	—	10	2	—	32
Total consumer	$7,115	$3,141	$1,479	$994	$1,579	$8,979	$23,330	$107	$46,724
Total	$1,848,505	$2,479,519	$1,301,636	$1,037,293	$708,420	$1,995,703	$2,294,462	$26,723	$11,692,261
Less:
Allowance for credit losses									154,871
Loans, net									$11,537,390

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,068,493	$760,545	$650,593	$492,348	$515,233	$1,180,115	$74,754	$3,644	$4,745,725
Special mention	2,252	—	19,016	6,196	163	27,270	—	2,199	57,096
Substandard	4,119	5,897	45,769	9,112	29,917	82,599	1,029	—	178,442
Total commercial real estate	$1,074,864	$766,442	$715,378	$507,656	$545,313	$1,289,984	$75,783	$5,843	$4,981,263
Commercial business
Pass	$891,957	$426,004	$280,823	$217,605	$144,363	$232,356	$1,028,616	$35,411	$3,257,135
Special mention	621	135	6,097	747	105	51	34,256	236	42,248
Substandard	4,329	4,610	18,393	28,066	20,568	27,462	18,796	1,661	123,885
Total commercial business	$896,907	$430,749	$305,313	$246,418	$165,036	$259,869	$1,081,668	$37,308	$3,423,268
Agriculture
Pass	$147,561	$87,964	$74,658	$29,739	$46,058	$79,693	$266,573	$5,448	$737,694
Special mention	162	—	445	—	—	—	565	—	1,172
Substandard	—	7,717	9,148	1,616	5,532	1,833	29,125	1,878	56,849
Total agriculture	$147,723	$95,681	$84,251	$31,355	$51,590	$81,526	$296,263	$7,326	$795,715
Construction
Pass	$228,661	$53,880	$35,795	$3,183	$3,285	$2,189	$55,765	$—	$382,758
Substandard	—	—	1,748	—	—	249	—	—	1,997
Total construction	$228,661	$53,880	$37,543	$3,183	$3,285	$2,438	$55,765	$—	$384,755
Consumer loans:
One-to-four family real estate
Pass	$390,153	$140,799	$56,520	$51,549	$32,447	$111,307	$222,747	$1,347	$1,006,869
Substandard	85	470	183	562	234	4,736	485	284	7,039
Total one-to-four family real estate	$390,238	$141,269	$56,703	$52,111	$32,681	$116,043	$223,232	$1,631	$1,013,908
Other consumer
Pass	$7,045	$2,711	$1,950	$13,489	$560	$1,277	$15,853	$97	$42,982
Substandard	—	—	—	—	1	13	23	9	46
Total consumer	$7,045	$2,711	$1,950	$13,489	$561	$1,290	$15,876	$106	$43,028
Total	$2,745,438	$1,490,732	$1,201,138	$854,212	$798,466	$1,751,150	$1,748,587	$52,214	$10,641,937
Less:
Allowance for credit losses									155,578
Loans, net									$10,486,359

7.Other Real Estate Owned
The following tables set forth activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Balance, beginning of period	$33	$381	$381	$553
Valuation adjustments	(33)	—	(182)	(140)
Proceeds from sale of OREO property	—	—	(200)	(132)
Gain on sale of OREO, net	—	—	1	100
Balance, end of period	$—	$381	$—	$381
At September 30, 2022, there were no foreclosed residential real estate properties held as OREO. Additionally, there were $85 thousand consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
8.Goodwill and Other Intangible Assets
Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on July 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of July 31, 2022 and concluded that there was no impairment.
Our CDIs are evaluated for impairment if events and circumstances indicate a possible impairment. Each CDI is amortized on an accelerated basis over an estimated life of 10 years.
The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Goodwill
Total goodwill	$823,172	$765,842	$823,172	$765,842
Other intangible assets, net
CDI:
Gross CDI balance at beginning of period (1)	88,931	105,473	88,931	105,473
Accumulated amortization at beginning of period	(59,710)	(83,434)	(55,203)	(79,658)
CDI, net at beginning of period	29,221	22,039	33,728	25,815
CDI current period amortization	(2,219)	(1,835)	(6,726)	(5,611)
Total CDI, net at end of period	27,002	20,204	27,002	20,204
Intangible assets not subject to amortization	919	919	919	919
Other intangible assets, net at end of period	27,921	21,123	27,921	21,123
Total goodwill and other intangible assets at end of period	$851,093	$786,965	$851,093	$786,965
__________
(1) For the three and nine months ended September 30, 2022, the gross CDI balance, beginning of period excludes fully amortized amounts. Prior period columns have not been adjusted.

The following table provides the estimated future amortization expense of our CDI for the remaining three months ending December 31, 2022 and the succeeding four years:

Total

(in thousands)
Remainder of 2022	$1,972
2023	7,082
2024	5,673
2025	4,366
2026	3,225
9. Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility, which expires May 25, 2023, has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities. There was no outstanding balance at both September 30, 2022 and December 31, 2021. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2022.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the three and nine months ended September 30, 2022 and 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2022 and December 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $7.9 million and $21.8 million, respectively, and forward sales commitments of $6.5 million and $18.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at September 30, 2022 and December 31, 2021 was $524.7 million and $570.2 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Consolidated Balance Sheet as of the dates presented:

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$—	Other assets	$356	Other liabilities	$62	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$119	Other assets	$—	Other liabilities	$—	Other liabilities	$27
Interest rate swap contracts	Other assets	$43,574	Other assets	$24,257	Other liabilities	$43,574	Other liabilities	$24,257

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended September 30,
		2022	2021

		(in thousands)
Interest rate collar	Interest income	$2,631	$2,631

		Nine Months Ended September 30,
		2022	2021

		(in thousands)
Interest rate collar	Interest income	$7,809	$7,809

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
The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Interest rate lock commitments	$(152)	$(103)	$(418)	$(614)
Interest rate forward loan sales contracts	139	(57)	146	86
Interest rate swap contracts	—	(22)	—	50
Total derivative gains (losses)	$(13)	$(182)	$(272)	$(478)
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount

September 30, 2022	(in thousands)
Assets
Interest rate swap contracts	$43,574	$—	$43,574	$(41,330)	$2,244
Liabilities
Interest rate swap contracts	$43,574	$—	$43,574	$(180)	$43,394
Repurchase agreements	$48,733	$—	$48,733	$(48,733)	$—

December 31, 2021
Assets
Interest rate swap contracts	$24,257	$—	$24,257	$(450)	$23,807
Liabilities
Interest rate swap contracts	$24,257	$—	$24,257	$(20,747)	$3,510
Repurchase agreements	$86,013	$—	$86,013	$(86,013)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total

September 30, 2022	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$48,733	$—	$—	$—	$48,733
Gross amount of recognized liabilities for repurchase agreements					48,733
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $48.7 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
11.Commitments and Contingent Liabilities
Lease Commitments: The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2022 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
Financial Instruments with Off-Balance Sheet Risk: In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers. At September 30, 2022 and December 31, 2021, the Company’s loan commitments amounted to $3.84 billion and $3.50 billion, respectively.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Standby letters of credit were $32.4 million and $36.0 million at September 30, 2022 and December 31, 2021, respectively. Commercial and similar letters of credit and other off-balance sheet liabilities were $27 thousand as of September 30, 2022, while there were none at December 31, 2021.
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
12.Shareholders’ Equity
Dividends:
The following table summarizes year-to-date dividend activity:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 19, 2022	$0.30	February 2, 2022	February 16, 2022
April 21, 2022	$0.30	May 4, 2022	May 18, 2022
July 21, 2022	$0.30	August 3, 2022	August 17, 2022
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.

Subsequent to quarter end, on October 5, 2022, the Company declared a regular quarterly cash dividend of $0.30 per common share payable on October 28, 2022 to shareholders of record at the close of business on October 17, 2022.
13.Accumulated Other Comprehensive Income (Loss)
The following table shows changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)

Three Months Ended September 30, 2022	(in thousands)
Beginning balance	$(392,870)	$(4,611)	$12,866	$(384,615)
Other comprehensive loss before reclassifications	(170,224)	—	—	(170,224)
Amounts reclassified from accumulated other comprehensive loss (2)	(2,086)	100	(2,019)	(4,005)
Net current-period other comprehensive income (loss)	(172,310)	100	(2,019)	(174,229)
Ending balance	$(565,180)	$(4,511)	$10,847	$(558,844)
Three Months Ended September 30, 2021
Beginning balance	$81,833	$(5,603)	$20,879	$97,109
Other comprehensive loss before reclassifications	(22,022)	—	—	(22,022)
Amounts reclassified from accumulated other comprehensive income (2)	(465)	114	(2,019)	(2,370)
Net current-period other comprehensive income (loss)	(22,487)	114	(2,019)	(24,392)
Ending balance	$59,346	$(5,489)	$18,860	$72,717
Nine Months Ended September 30, 2022
Beginning balance	$23,134	$(4,812)	$16,840	$35,162
Other comprehensive loss before reclassifications	(583,072)	—	—	(583,072)
Amounts reclassified from accumulated other comprehensive income (2)	(5,242)	301	(5,993)	(10,934)
Net current-period other comprehensive income (loss)	(588,314)	301	(5,993)	(594,006)
Ending balance	$(565,180)	$(4,511)	$10,847	$(558,844)
Nine Months Ended September 30, 2021
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive loss before reclassifications	(102,777)	—	—	(102,777)
Amounts reclassified from accumulated other comprehensive income (2)	(1,051)	344	(5,994)	(6,701)
Net current-period other comprehensive income (loss)	(103,828)	344	(5,994)	(109,478)
Ending balance	$59,346	$(5,489)	$18,860	$72,717
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income (loss) for the periods indicated:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line Item in the Consolidated
	2022	2021	2022	2021	Statement of Income

	(in thousands)
Unrealized gains on available for sale debt securities	$—	$—	$—	$314	Investment securities gains, net
Amortization of unrealized gains related to securities transfer	2,718	606	6,830	1,056	Taxable securities
	2,718	606	6,830	1,370	Total before tax
	(632)	(141)	(1,588)	(319)	Income tax provision
	$2,086	$465	$5,242	$1,051	Net of tax

Amortization of pension plan liability actuarial losses	$(130)	$(149)	$(392)	$(448)	Compensation and employee benefits
	(130)	(149)	(392)	(448)	Total before tax
	30	35	91	104	Income tax provision
	$(100)	$(114)	$(301)	$(344)	Net of tax

Unrealized gains from hedging instruments	$2,631	$2,631	$7,809	$7,809	Loans
	2,631	2,631	7,809	7,809	Total before tax
	(612)	(612)	(1,816)	(1,815)	Income tax provision
	$2,019	$2,019	$5,993	$5,994	Net of tax
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
The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at the dates presented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

September 30, 2022	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$2,852,867	$—	$2,852,867	$—
Other asset-backed securities	334,008	—	334,008	—
State and municipal securities	826,834	—	826,834	—
U.S. government agency and government-sponsored enterprise securities	222,951	—	222,951	—
U.S. government securities	166,306	166,306	—	—
Non-agency collateralized mortgage obligations	297,855	—	297,855	—
Total debt securities available for sale	$4,700,821	$166,306	$4,534,515	$—
Loans held for sale	$1,251	$—	$1,251	$—
Other assets:
Interest rate forward loan sales contracts	$119	$—	$119	$—
Interest rate contracts	$43,574	$—	$43,574	$—
Liabilities
Other liabilities:
Interest rate contracts	$43,574	$—	$43,574	$—
Interest rate lock commitments	$62	$—	$—	$62

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

December 31, 2021	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-back securities and collateralized mortgage obligations	$3,745,601	$—	$3,745,601	$—
Other asset-backed securities	463,063	—	463,063	—
State and municipal securities	997,291	—	997,291	—
U.S. government agency and government-sponsored enterprise securities	252,576	—	252,576	—
U.S. government securities	157,536	157,536	—	—
Non-agency collateralized mortgage	294,932	—	294,932	—
Total debt securities available for sale	$5,910,999	$157,536	$5,753,463	$—
Loans held for sale	$9,570	$—	$9,570	$—
Other assets:
Interest rate lock commitments	$356	$—	$—	$356
Interest rate contracts	$24,257	$—	$24,257	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$27	$—	$27	$—
Interest rate contracts	$24,257	$—	$24,257	$—
Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates presented:

	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$(62)	Internal pricing model	Pull-through rate	80.84% - 100.00% (95.19%)

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Interest rate lock commitments	$482	Internal pricing model	Pull-through rate	77.76% - 100.00% (90.62%)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Balance at the beginning of the period	$90	$585	$356	$1,096
Change included in earnings	(13)	1,864	133	5,708
Settlements	(139)	(1,967)	(551)	(6,322)
Balance at the end of the period	$(62)	$482	$(62)	$482
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
The Company had no assets measured using fair value estimates on a nonrecurring basis during the current quarterly period. For the nine months ended September 30, 2022, the Company recorded a loss of $1.5 million on the nonrecurring measurement of collateral dependent loans.
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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments by level within the fair value hierarchy at the dates presented:

	September 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$263,551	$263,551	$263,551	$—	$—
Interest-earning deposits with banks	54,124	54,124	54,124	—	—
Debt securities available for sale	4,700,821	4,700,821	166,306	4,534,515	—
Debt securities held to maturity	2,079,285	1,747,282	—	1,747,282	—
FHLB stock	10,560	10,560	—	10,560	—
Loans held for sale	1,251	1,251	—	1,251	—
Loans	11,537,390	11,353,412	—	—	11,353,412
Interest rate contracts	43,574	43,574	—	43,574	—
Interest rate forward loan sales contracts	119	119	—	119	—
Liabilities
Time deposits	$371,230	$360,340	$—	$360,340	$—
FHLB advances	14,322	14,290	—	14,290	—
Repurchase agreements	48,733	48,733	—	48,733	—
Subordinated debentures	10,000	10,013	—	10,013	—
Junior subordinated debentures	10,310	9,984	—	9,984	—
Interest rate contracts	43,574	43,574	—	43,574	—
Interest rate lock commitments	62	62	—	—	62

	December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$153,414	$153,414	$153,414	$—	$—
Interest-earning deposits with banks	671,300	671,300	671,300	—	—
Debt securities available for sale	5,910,999	5,910,999	157,536	5,753,463	—
Debt securities held to maturity	2,148,327	2,122,606	—	2,122,606	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	9,774	9,774	—	9,774	—
Loans	10,486,359	10,679,349	—	—	10,679,349
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate lock commitments	356	356	—	—	356
Liabilities
Time deposits	$445,957	$430,682	$—	$430,682	$—
FHLB advances	7,359	8,752	—	8,752	—
Repurchase agreements	86,013	86,013	—	86,013	—
Subordinated debentures	10,000	10,125	—	10,125	—
Junior subordinated debentures	10,310	9,927	—	9,927	—
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate forward loan sales contracts	27	27	—	27	—

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale sold under the mandatory delivery method and accounted for under the fair value option as of the dates presented:

September 30, 2022			December 31, 2021
Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance

(in thousands)
$1,251	$1,299	$(48)	$9,570	$9,401	$169
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the three months ended September 30, 2022, the Company recorded a net decrease in fair value of $47 thousand representing the change in fair value reflected in earnings. For the nine months ended September 30, 2022, the Company recorded a net decrease in fair value of $217 thousand, while the Company recorded net decreases in fair value of $161 thousand and $306 thousand, respectively, for the three and nine months ended September 30, 2021. At September 30, 2022 and December 31, 2021, there were no residential mortgage loans held for sale for which the fair value option was elected that were 90 days or more past due, in nonaccrual status or both.
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
The following table sets forth the computation of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands except per share amounts)
Basic EPS:
Net income	$64,942	$53,017	$181,272	$159,909
Less: Earnings allocated to participating securities:
Nonvested restricted shares	—	91	49	317
Earnings allocated to common shareholders	$64,942	$52,926	$181,223	$159,592
Weighted average common shares outstanding	78,100	71,036	78,027	70,965
Basic earnings per common share	$0.83	$0.75	$2.32	$2.25
Diluted EPS:
Earnings allocated to common shareholders	$64,942	$52,926	$181,223	$159,592
Weighted average common shares outstanding	78,100	71,036	78,027	70,965
Dilutive effect of equity awards	133	150	115	190
Weighted average diluted common shares outstanding	78,233	71,186	78,142	71,155
Diluted earnings per common share	$0.83	$0.74	$2.32	$2.24
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	165	269	378	198

16.Revenue from Contracts with Customers
The following table shows the disaggregation of revenue from contracts with customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$8,181	$6,893	$23,506	$19,952
Card revenue	4,988	4,889	14,986	13,395
Financial services and trust revenue	4,292	4,250	13,116	11,876
Total revenue from contracts with customers	17,461	16,032	51,608	45,223
Other sources of noninterest income	9,166	7,926	24,205	24,631
Total noninterest income	$26,627	$23,958	$75,813	$69,854
17.Subsequent Events
On October 25, 2022, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) approved the application of Columbia with respect to the previously announced combination of Columbia and Umpqua pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 11, 2021, by and among Umpqua, Columbia and Cascade Merger Sub, Inc. (“Merger Sub”). Completion of the transaction remains subject to receipt of required regulatory approvals, including approval from the FDIC, and other customary closing considerations set forth in the Merger Agreement.
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
•risks related to the proposed merger with Umpqua including, among others, (i) failure to complete the merger with Umpqua or unexpected delays related to the merger or either party’s inability to obtain regulatory approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the proposed transaction with Umpqua that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vii) deposit attrition, customer or employee loss and/or revenue loss as a result of the proposed merger, (viii) expenses related to the proposed merger being greater than expected, and (ix) shareholder litigation that may prevent or delay the closing of the proposed merger or otherwise negatively impact the Company’s business and operations;
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
In November 2020, the SEC amended the rules governing Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, to modernize and simplify certain disclosure requirements. One update allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have adopted this change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended September 30, 2022 and June 30, 2022, where applicable throughout this Management’s Discussion and Analysis.
Earnings Summary
Comparison of current quarter to prior quarter
The Company reported net income for the third quarter of $64.9 million or $0.83 per diluted common share, compared to $58.8 million or $0.75 per diluted common share for the second quarter of 2022. Net interest income for the three months ended September 30, 2022 was $162.5 million, an increase of $15.0 million from the prior quarter. The increase was primarily due to higher loan interest income as a result of increased average rates and higher average balances. This was partially offset by lower interest income from securities due to decreased average balances and increased deposit interest expense driven by higher average rates on public fund deposits.

The Company recorded a $5.3 million provision for credit losses for the third quarter of 2022 compared to a provision of $2.1 million for the second quarter of 2022. The increase in provision expense for the third quarter of 2022 as compared to the second quarter of 2022 was primarily related to loan growth, but also was impacted by a less favorable economic forecast. The prior quarter’s provision was primarily related to loan growth partially offset by improved credit quality.
Noninterest income for the quarter was $26.6 million, an increase of $1.6 million from the prior quarter. The increase was primarily due to a $3.7 million gain from the sale-leaseback of owned real estate. The gain was partially offset by decreased loan revenue principally as a result of lower mortgage banking revenue and loan-related fees. Overall mortgage production declined as a result of the higher rate environment.
Total noninterest expense for the quarter ended September 30, 2022 was $101.4 million, an increase of $6.1 million from the prior quarter. Merger-related expenses in the quarter were $3.2 million compared to $3.9 million for the prior quarter. The largest contributor to the decrease in noninterest expense was related to compensation and employee benefits driven by higher incentive expense. In addition, there was increased net loan expense and data processing and software expense.
Comparison of current year-to-date to prior year period
The Company reported net income for the nine months ended September 30, 2022 of $181.3 million or $2.32 per diluted common share, compared to $159.9 million or $2.24 per diluted common share for the same period in 2021. Net interest income for the nine months ended September 30, 2022 was $456.1 million, an increase of $74.1 million from the prior year period. The increase was primarily due to increases in interest income from loans and securities, which were a result of higher average balances partially related to the Bank of Commerce acquisition.
The provision for credit losses on loans for the nine months ended September 30, 2022 was a recapture of $450 thousand compared to a recapture of $6.3 million for the first nine months of 2021. The lower recapture for the first nine months of 2022 compared to the same period in 2021 was primarily due to loan growth.
Noninterest income for the nine months ended September 30, 2022 was $75.8 million, an increase of $6.0 million from the prior year period. The increase was primarily due to the previously noted $3.7 million gain from a sale-leaseback transaction and higher deposit account and treasury management fees. This was partially offset by lower mortgage banking revenue due to lower overall mortgage production as a result of the higher rate environment.
For the nine months ended September 30, 2022, noninterest expense was $301.9 million, an increase of $44.2 million from $257.7 million for the same period in 2021. The increase from the prior year period was primarily driven by higher compensation and employee benefits due to our acquisition of Bank of Commerce and the prior year period having substantial capitalized labor costs for PPP loan originations. Increased merger-related expenses also contributed to the increase from the prior year period.

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

	Three Months Ended
	September 30, 2022			June 30, 2022
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$11,513,653	$132,302	4.56%	$10,989,493	$112,142	4.09%
Taxable securities	6,419,977	31,987	1.98%	$6,761,383	$34,622	2.05%
Tax exempt securities (2)	710,137	4,635	2.59%	$729,916	$4,753	2.61%
Interest-earning deposits with banks	220,678	1,191	2.14%	$494,725	$887	0.72%
Total interest-earning assets	18,864,445	170,115	3.58%	$18,975,517	$152,404	3.22%
Other earning assets	306,200			$305,775
Noninterest-earning assets	1,527,607			$1,488,910
Total assets	$20,698,252			$20,770,202
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	4,342,054	1,378	0.13%	4,406,022	1,000	0.09%
Interest-bearing demand	2,085,124	419	0.08%	2,123,005	411	0.08%
Savings accounts	1,658,078	82	0.02%	1,638,334	78	0.02%
Interest-bearing public funds, other than certificates of deposit	724,502	2,410	1.32%	756,528	923	0.49%
Certificates of deposit	386,623	157	0.16%	411,115	52	0.05%
Total interest-bearing deposits	9,196,381	4,446	0.19%	9,335,004	2,464	0.11%
FHLB advances and FRB borrowings	11,512	109	3.76%	7,340	73	3.99%
Subordinated debentures	10,000	220	8.73%	10,000	172	6.90%
Other borrowings and interest-bearing liabilities	74,722	481	2.55%	62,017	153	0.99%
Total interest-bearing liabilities	9,292,615	5,256	0.22%	9,414,361	2,862	0.12%
Noninterest-bearing deposits	8,878,977			8,822,071
Other noninterest-bearing liabilities	255,648			235,159
Shareholders’ equity	2,271,012			2,298,611
Total liabilities & shareholders’ equity	$20,698,252			$20,770,202
Net interest income (tax equivalent)		$164,859			$149,542
Net interest margin (tax equivalent)			3.47%			3.16%
__________
(1)Nonaccrual loans have been included in the tables as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $2.1 million and $2.8 million for the three months ended September 30, 2022 and June 30, 2022, respectively. The net incremental amortization on acquired loans was $871 thousand for the three months ended September 30, 2022 compared to net incremental amortization of $2.1 million for the three months ended June 30, 2022.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $1.4 million and $1.1 million for the three months ended September 30, 2022 and June 30, 2022, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $973 thousand and $998 thousand for the three months ended September 30, 2022, and June 30, 2022, respectively.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022			2021
	Average Balances	Interest Earned / Paid	Average Rate	Average Balances	Interest Earned / Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$11,059,237	$352,625	4.26%	$9,592,178	$308,730	4.30%
Taxable securities	6,796,812	103,771	2.04%	5,286,406	73,940	1.87%
Tax exempt securities (2)	743,970	14,103	2.53%	615,169	10,505	2.28%
Interest-earning deposits with banks	434,043	2,373	0.73%	650,203	595	0.12%
Total interest-earning assets	19,034,062	$472,872	3.32%	16,143,956	$393,770	3.26%
Other earning assets	304,959			244,269
Noninterest-earning assets	1,468,076			1,247,801
Total assets	$20,807,097			$17,636,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	4,425,567	3,338	0.10%	3,625,688	2,132	0.08%
Interest-bearing demand	2,077,850	1,204	0.08%	1,526,312	849	0.07%
Savings accounts	1,643,021	237	0.02%	1,311,118	139	0.01%
Interest-bearing public funds, other than certificates of deposit	752,473	3,621	0.64%	698,745	753	0.14%
Certificates of deposit	411,477	306	0.10%	331,910	506	0.20%
Total interest-bearing deposits	9,310,388	8,706	0.13%	7,493,773	4,379	0.08%
FHLB advances and FRB borrowings	8,751	253	3.87%	7,395	217	3.92%
Subordinated debentures	10,000	536	7.17%	35,034	1,371	5.23%
Other borrowings and interest-bearing liabilities	70,969	708	1.33%	51,787	66	0.17%
Total interest-bearing liabilities	9,400,108	$10,203	0.15%	7,587,989	$6,033	0.11%
Noninterest-bearing deposits	8,799,631			7,482,888
Other noninterest-bearing liabilities	239,993			223,911
Shareholders’ equity	2,367,365			2,341,238
Total liabilities & shareholders’ equity	$20,807,097			$17,636,026
Net interest income (tax equivalent)		$462,669			$387,737
Net interest margin (tax equivalent)			3.25%			3.21%
__________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $9.1 million and $26.0 million for the nine months ended September 30, 2022 and 2021, respectively. The incremental amortization on acquired loans was $3.3 million for the nine months ended September 30, 2022 compared to net incremental accretion of $2.8 million for the nine months ended September 30, 2021.
(2)Tax-exempt income is calculated on a tax equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $3.6 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.0 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30, 2022 Compared to June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$5,534	$14,626	$20,160
Taxable securities	(1,718)	(917)	(2,635)
Tax exempt securities	(129)	11	(118)
Interest-earning deposits with banks	(705)	1,009	304
Interest income	$2,982	$14,729	$17,711
Interest Expense
Deposits:
Money market accounts	$(15)	$393	$378
Interest-bearing demand	(7)	15	8
Savings accounts	1	3	4
Interest-bearing public funds, other than certificates of deposit	(40)	1,527	1,487
Certificates of deposit	(4)	109	105
Total interest on deposits	(65)	2,047	1,982
FHLB advances and FRB borrowings	40	(4)	36
Subordinated debentures	—	48	48
Other borrowings and interest-bearing liabilities	38	290	328
Interest expense	$13	$2,381	$2,394
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

	Nine Months Ended September 30, 2022 Compared to 2021 Increase (Decrease) Due to
	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$46,802	$(2,907)	$43,895
Taxable securities	22,591	7,240	29,831
Tax exempt securities	2,358	1,240	3,598
Interest earning deposits with banks	(260)	2,038	1,778
Interest income	$71,491	$7,611	$79,102
Interest Expense
Deposits:
Money market accounts	528	678	1,206
Interest-bearing demand	319	36	355
Savings accounts	40	58	98
Interest-bearing public funds, other than certificates of deposit	62	2,806	2,868
Certificates of deposit	102	(302)	(200)
Total interest on deposits	1,051	3,276	4,327
FHLB advances and FRB borrowings	40	(4)	36
Subordinated debentures	(1,737)	902	(835)
Other borrowings	33	609	642
Interest expense	$(613)	$4,783	$4,170
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of current quarter to prior quarter
Net interest income for the third quarter of 2022 was $162.5 million, up from $147.5 million for the second quarter in 2022. The increase was primarily due to higher loan interest income as a result of increased average rates and higher average balances. This was partially offset by lower interest income from securities due to decreased average balances and increased deposit interest expense driven by average rates on public fund deposits.
The Company’s net interest margin (tax equivalent) increased to 3.47% in the third quarter of 2022, from 3.16% for the prior quarter. This increase was predominantly driven by higher average loan rates and a stronger earning assets mix. The Company’s operating net interest margin (tax equivalent)1 increased to 3.50% from 3.23% compared to the second quarter of 2022. The increase was also due to higher average loan rates and a stronger earning assets mix as noted above.
Comparison of current year-to-date to prior year period
Net interest income for the nine months ended September 30, 2022 was $456.1 million, compared to $382.0 million for the prior year period. The increase was mainly due to an increase in interest income from loans and securities due to higher average balances partially related to the Bank of Commerce acquisition.
1 Operating net interest margin (tax equivalent) is a non-GAAP financial measure. See the “Non-GAAP financial measures” section in this Management’s Discussion and Analysis.

The Company’s net interest margin (tax equivalent) increased to 3.25% for the first nine months of 2022, from 3.21% for the prior year period. The increase in the Company’s net interest margin (tax equivalent) was driven by higher average balances on loans and securities, a stronger earning assets mix and a higher interest rate environment. The Company’s operating net interest margin (tax equivalent) for the nine months ended September 30, 2022 was 3.29% compared to 3.20% for the nine months ended September 30, 2021. This increase was due to the same factors noted for the increase in net interest margin.
Provision for Credit Losses
Comparison of current quarter to prior quarter
During the third quarter of 2022, the Company recorded a $5.3 million provision for credit losses compared to a provision of $2.1 million for the second quarter of 2022. The increase in provision expense for the third quarter of 2022 as compared to the second quarter of 2022 was primarily related to loan growth, but also was impacted by a less favorable economic forecast.
The provision for credit losses recorded during the current quarter also reflected management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Other factors affecting the provision include net charge-offs, credit quality migration and the size and composition of the loan portfolio and changes in the economic environment during the third quarter of 2022. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Comparison of current year-to-date to prior year period
The recapture for credit losses for the nine months ended September 30, 2022 was $450 thousand compared to a recapture of $6.3 million during the same period in 2021. The lower recapture for the first nine months of 2022 was due to the same factors discussed above for the quarterly provision for credit losses. The amount of provision was calculated in accordance with the Company’s methodology for determining the ACL, discussed in Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(dollars in thousands)
Deposit account and treasury management fees	$8,181	$8,212	$(31)	—%	$23,506	$19,952	$3,554	18%
Card revenue	4,988	5,031	(43)	(1)%	14,986	13,395	1,591	12%
Financial services and trust revenue	4,292	4,192	100	2%	13,116	11,876	1,240	10%
Loan revenue	2,853	3,881	(1,028)	(26)%	9,927	17,067	(7,140)	(42)%
Bank owned life insurance	1,939	2,024	(85)	(4)%	5,751	4,780	971	20%
Investment securities gains, net	—	—	—	—%	—	314	(314)	(100)%
Other	4,374	1,666	2,708	163%	8,527	2,470	6,057	245%
Total noninterest income	$26,627	$25,006	$1,621	6%	$75,813	$69,854	$5,959	9%
Comparison of current quarter to prior quarter
Noninterest income was $26.6 million for the third quarter of 2022, an increase of $1.6 million from the prior quarter. This increase was primarily due to a $3.7 million gain from the sale-leaseback of owned real estate. The gain was partially offset by decreased loan revenue, principally a result of lower mortgage banking revenue and loan-related fees. Overall mortgage production declined as a result of the higher rate environment.

Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2022, noninterest income was $75.8 million compared to $69.9 million for the same period in 2021, an increase of $6.0 million. The increase was primarily due to the previous noted $3.7 million gain from a sale-leaseback transaction and higher deposit account and treasury management fees. This was partially offset by lower mortgage banking revenue due to lower overall mortgage production and decreased premium on loan sales as a result of the higher rate environment.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change	September 30, 2022	September 30, 2021	$ Change	% Change

	(dollars in thousands)
Compensation and employee benefits	$60,744	$57,386	$3,358	6%	$181,209	$159,865	$21,344	13%
Occupancy	10,469	9,632	837	9%	31,110	27,739	3,371	12%
Data processing and software	10,548	9,185	1,363	15%	30,057	24,368	5,689	23%
Legal and professional fees	4,022	5,182	(1,160)	(22)%	15,739	10,973	4,766	43%
Amortization of intangibles	2,219	2,219	—	—%	6,726	5,611	1,115	20%
B&O taxes	1,771	1,584	187	12%	4,944	4,332	612	14%
Advertising and promotion	830	1,208	(378)	(31)%	2,764	2,026	738	36%
Regulatory premiums	1,782	1,461	321	22%	4,779	3,431	1,348	39%
Net cost (benefit) of operation of OREO	(4)	116	(120)	(103)%	122	52	70	135%
Other	9,065	7,406	1,659	22%	24,428	19,285	5,143	27%
Total noninterest expense	$101,446	$95,379	$6,067	6%	$301,878	$257,682	$44,196	17%
The following table shows the impact of the merger-related expenses for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in thousands)
Merger-related expenses:
Compensation and employee benefits	$250	$612	$1,448	$—
Occupancy	435	112	1,366	—
Data processing and software	510	501	$2,050	1
Legal and professional fees	1,418	1,906	7,533	2,663
Advertising and promotion	24	10	168	—
Other	609	760	1,639	38
Total impact of merger-related expense to noninterest expense	$3,246	$3,901	$14,204	$2,702
Merger-related expenses by transaction:
Bank of Commerce (1)	568	1,749	4,904	2,702
Umpqua (2)	2,678	2,152	9,300	—
Total impact of merger-related expense to noninterest expense	$3,246	$3,901	$14,204	$2,702
__________
(1) The Company completed the acquisition of Bank of Commerce on October 1, 2021. See Note 3 of the Consolidated Financial Statements in “Item 1. Financial Statements (unaudited)” of this report for further information regarding this transaction.
(2) As of the date of this filing, completion of this transaction is still pending full regulatory approval. See Note 17, “Subsequent Events,” for additional information.

Comparison of current quarter to prior quarter
Noninterest expense was $101.4 million for the third quarter of 2022, an increase of $6.1 million from $95.4 million for the prior quarter. Merger-related expenses during the quarter were $3.2 million compared to $3.9 million for the prior quarter. The largest contributor to the increase in noninterest expense was related to compensation and employee benefits driven by increased incentive expense. In addition, there was increased net loan expense and data processing and software expense during the quarter.
Comparison of current year-to-date to prior year period
For the nine months ended September 30, 2022, noninterest expense was $301.9 million, compared to $257.7 million for the same period in 2021, an increase of $44.2 million. The increase from the prior year period was mostly attributable to increases in compensation and employee benefits expense due to our acquisition of Bank of Commerce and the prior year period having substantial capitalized labor costs for PPP loan originations. Increased merger-related expenses also contributed to the increase.
The provision for unfunded loan commitments for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(in thousands)
Provision (recapture) for unfunded loan commitments	$(500)	$—	$—	$2,200
Income Taxes
We recorded an income tax provision of $17.5 million for the third quarter of 2022, compared to a provision of $16.2 million for the three months ended June 30, 2022, with effective tax rates of 21% and 22%, respectively. For the nine months ended September 30, 2022 and 2021, we recorded income tax provisions of $49.3 million and $40.6 million, respectively, with effective tax rates of 21% for the current year and 20% for the prior year period. For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
FINANCIAL CONDITION
Total assets were $20.41 billion at September 30, 2022, a decrease of $540.0 million from December 31, 2021. Cash and cash equivalents decreased $507.0 million. Loans increased $1.05 billion during the first nine months of 2022, which was primarily the result of new loan production partially offset by loan payments. Debt securities available for sale were $4.70 billion at September 30, 2022, a decrease of $1.21 billion from December 31, 2021 which was due to a combination of maturities, repayments and fair value movement. Total liabilities were $18.29 billion as of September 30, 2022, a decrease of $66.7 million from December 31, 2021 primarily due to a decrease in noninterest-bearing deposits.
Investment Securities
At September 30, 2022, the Company’s investment portfolio primarily consisted of debt securities available for sale totaling $4.70 billion compared to $5.91 billion at December 31, 2021 and debt securities held to maturity of $2.08 billion and $2.15 billion at September 30, 2022 and December 31, 2021, respectively. The decrease in the debt securities available for sale from year-end is due to a $759.7 million decline in unrealized gains, $613.0 million in maturities and repayments, and $23.2 million in premium amortization, partially offset by $185.8 million in purchases. The decrease in debt securities held to maturity from year-end is due to $149.6 million in maturities and repayments and $17.1 million in premium amortization, partially offset by purchases of $97.7 million. The average duration of our debt securities available for sale was approximately 5 years and 3 months at September 30, 2022. The average duration of our debt securities held to maturity was approximately 5 years and 8 months at September 30, 2022. These durations take into account calls, where appropriate, and consensus prepayment speeds.
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
At September 30, 2022, the market value of debt securities available for sale had a net unrealized loss of $746.7 million compared to a net unrealized gain of $13.0 million at December 31, 2021. The change in valuation was the result of fluctuations in market interest rates during the nine months ended September 30, 2022. At September 30, 2022, the Company had $4.66 billion of debt securities available for sale with gross unrealized losses of $747.3 million; however, we did not consider these investment securities to have an indicated credit loss.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2022.
The following table sets forth our securities portfolio by type for the dates indicated:

	September 30, 2022	December 31, 2021

	(in thousands)
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,852,867	$3,745,601
Other asset-backed securities	334,009	463,063
State and municipal securities	826,833	997,291
U.S. government agency and government-sponsored enterprise securities	222,951	252,576
U.S. government securities	166,306	157,536
Non-agency collateralized mortgage securities	297,855	294,932
Total debt securities available for sale, at fair value	$4,700,821	$5,910,999
Debt securities held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,079,285	$2,148,327
Total debt securities held to maturity, at amortized cost	$2,079,285	$2,148,327
Equity securities	13,425	13,425
Total investment securities	$6,793,531	$8,072,751
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
The following table provides additional detail related to the net premium (discount) of acquired and purchased loans by acquisition:

	September 30, 2022	December 31, 2021

	(in thousands)
Acquisition:
Bank of Commerce	$7,511	$12,923
Pacific Continental	(4,008)	(5,306)
All other purchased and acquired net premium	3,784	5,031
Total net premium at period end	$7,287	$12,648
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
At September 30, 2022, our ACL was $154.9 million, or 1.32% of total loans (excluding loans held for sale). This compares with an ACL of $155.6 million, or 1.46% of total loans (excluding loans held for sale) at December 31, 2021. The decrease from year end was primarily due to significant improvement in portfolio risk ratings as well as the percentage of problem loans to total loans reaching pre-pandemic levels. The ACL at September 30, 2022 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA.
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
Deposit Activities
Our deposit products include a wide variety of transaction accounts, savings accounts and time deposit accounts. We have established a branch system to serve our consumer and business depositors. Deposits decreased $68.8 million from December 31, 2021. Management’s strategy for funding asset growth is to make use of public funds and brokered and other wholesale deposits on an as-needed basis. The Company participates in the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. The Company also participates in a similar program to offer extended FDIC deposit insurance coverage on money market accounts. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity. At September 30, 2022, brokered deposits, reciprocal money market accounts and other wholesale deposits (excluding public funds) totaled $919.1 million, or 5.1% of total deposits, compared to $821.7 million or 4.6% at year-end 2021. These deposits have varied maturities.
The following table sets forth the Company’s deposit base by type of product for the dates indicated:

	September 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total

	(dollars in thousands)
Demand and other noninterest-bearing	$8,911,267	49.8%	$8,856,714	49.1%
Money market	3,355,705	18.7%	3,525,299	19.6%
Interest-bearing demand	2,047,169	11.4%	1,999,407	11.1%
Savings	1,657,799	9.2%	1,617,546	9.0%
Interest-bearing public funds, other than certificates of deposit	701,741	3.9%	779,146	4.3%
Certificates of deposit, less than $250,000	221,087	1.2%	249,120	1.4%
Certificates of deposit, $250,000 or more	127,229	0.7%	160,490	0.9%
Certificates of deposit insured by the CD Option of IntraFi Network Deposits	22,730	0.1%	35,611	0.2%
Reciprocal money market accounts	896,414	5.0%	786,046	4.4%
Subtotal	$17,941,141	100.0%	$18,009,379	100.0%
Valuation adjustment resulting from acquisition accounting	$184		$736
Total deposits	$17,941,325		$18,010,115

Borrowings
We rely on FHLB advances and FRB borrowings as another source of both short and long-term funding. FHLB advances and FRB borrowings are secured by investment securities and residential, commercial and commercial real estate loans. At September 30, 2022 and December 31, 2021, we had FHLB advances of $14.3 million and $7.4 million, respectively.
We also utilize wholesale and retail repurchase agreements to supplement our funding sources. Our wholesale repurchase agreements are secured by mortgage-backed securities. At September 30, 2022 and December 31, 2021, we had deposit customer sweep-related repurchase agreements of $48.7 million and $86.0 million, respectively, which mature on a daily basis.
Subordinated debentures and junior subordinated debentures are another source of funding. On October 1, 2021, with its acquisition of Bank of Commerce, the Company assumed $10.0 million in aggregate principal amount of subordinated debentures, which are unsecured, and mature on December 10, 2025. Also assumed through the Bank of Commerce acquisition were $10.3 million of trust preferred obligations which mature on September 15, 2035 and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15.
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility provides the Company additional liquidity, if needed, for various corporate activities. At both September 30, 2022 and December 31, 2021, there was no balance associated with this credit facility. The credit agreement requires the Company to comply with certain covenants including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2022.
Management anticipates we will continue to rely on FHLB advances, FRB borrowings, the short-term credit facility and wholesale and retail repurchase agreements in the future. We will use those funds primarily to make loans and purchase securities.
Contractual Obligations, Commitments & Off-Balance Sheet Arrangements
We are party to many contractual financial obligations, including repayments of borrowings, operating and equipment lease payments, off-balance sheet commitments to extend credit and investments in affordable housing partnerships. At September 30, 2022, we had commitments to extend credit of $3.87 billion compared to $3.54 billion at December 31, 2021.
Capital Resources
Shareholders’ equity at September 30, 2022 was $2.12 billion, compared to $2.59 billion at December 31, 2021. Shareholders’ equity was 10% and 12% of total period-end assets at September 30, 2022 and December 31, 2021, respectively.
Regulatory Capital
In July 2013, the federal bank regulators approved the Capital Rules (as discussed in our 2021 Annual Report on Form 10-K, “Item 1. Business—Supervision and Regulation and —Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act, which were fully phased in as of January 1, 2019. As of September 30, 2022, we and the Bank met all capital adequacy requirements under the Capital Rules.
FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized,” primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at September 30, 2022 and December 31, 2021.

As part of its response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of September 30, 2022 and December 31, 2021 have a reduced impact of the increased allowance for credit losses related to the adoption of CECL.

The following table presents the capital ratios and the capital conservation buffer, as applicable, for the Company and its banking subsidiary as of the dates presented below:

	Company		Columbia Bank
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
CET1 risk-based capital ratio	12.50%	13.01%	12.55%	13.06%
Tier 1 risk-based capital ratio	12.50%	13.01%	12.55%	13.06%
Total risk-based capital ratio	13.59%	14.21%	13.57%	14.18%
Leverage ratio	9.00%	8.55%	9.10%	8.60%
Capital conservation buffer	5.59%	6.21%	5.57%	6.18%
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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

	(dollars in thousands)
Operating net interest margin non-GAAP reconciliation:
Net interest income (tax equivalent) (1)	$164,859	$149,542	$462,669	$387,737
Adjustments to arrive at operating net interest income (tax equivalent):
Premium amortization (discount accretion) on acquired loans	871	2,053	3,274	(2,795)
Premium amortization on acquired securities	877	1,132	3,040	1,474
Operating net interest income (tax equivalent) (1)	$166,607	$152,727	$468,983	$386,416

Average interest earning assets	$18,864,445	$18,975,517	$19,034,062	$16,143,956
Net interest margin (tax equivalent) (1)	3.47%	3.16%	3.25%	3.21%
Operating net interest margin (tax equivalent) (1)	3.50%	3.23%	3.29%	3.20%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $2.4 million and $2.1 million for the three months ended September 30, 2022 and June 30, 2022, respectively, and $6.5 million and $5.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates gradually increased or decreased during the first year, based on the results of the simulation model as of September 30, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$18,267	2.65%	$72,679	10.01%
-100	$(16,684)	(2.42)%	$(56,313)	(7.76)%

The following table summarizes the expected impact on net interest income over a one or two year period if interest rates instantaneously increased or decreased, based on the results of the simulation model as of September 30, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$46,963	6.81%	$93,350	12.86%
-100	$(43,095)	(6.25)%	$(67,691)	(9.32)%
The projections are based on the current interest rate environment and we assume our balance sheet remains constant during the next two years. Market interest rates increased substantially during the quarter and since year end. Loan interest rate indexes such as Prime, LIBOR and SOFR also increased significantly. Our ability to reprice deposits downward is limited given our low cost of funds.
Net interest income sensitivity was relatively unchanged since the prior quarter. We remain asset sensitive and well-positioned to benefit from a rising interest rate environment. Our ability to reprice our deposit costs downward in falling interest rate scenarios is constrained given our low cost of funds. Prudent management of deposit rates and balances will be the key driver in realizing the benefit of our asset sensitive status.
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
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
7/1/2022 - 7/31/2022	701	$29.30	—	—
8/1/2022 - 8/31/2022	436	31.19	—	—
9/1/2022 - 9/30/2022	132	30.11	—	—
	1,269	30.04	—
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

COLUMBIA BANKING SYSTEM, INC.

Date:	October 28, 2022	By	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2022	By	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2022	By	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)