Form 10-K
period 2022-12-31
COLUMBIA BANKING SYSTEM, INC.
filed 2023-02-24
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2022 was $2,239,965,870 based on the closing sale price of the Common Stock on that date.
The number of shares of registrant’s Common Stock outstanding at January 31, 2023 was 78,677,504.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive 2023 Annual Meeting Proxy Statement.                     Part III

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2022

i

Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of the Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

401(k) Plan	401(k) and Profit Sharing Plan	FHLB	Federal Home Loan Bank of Des Moines
ACH	Automated Clearing House	FINRA/SIPC	Financial Industry Regulatory Authority/Securities Investor Protection Corporation
ACL	Allowance for Credit Losses	FRB	Federal Reserve Bank
AFS	Available for Sale	GAAP	Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GDP	Gross Domestic Product
ASU	Accounting Standards Update	HTM	Held to maturity
ATM	Automated Teller Machine	IDI	Insured Depository Institutions
Bank of Commerce	Bank of Commerce Holdings	Interstate Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
B&O	Business and Occupation	IRA	Individual Retirement Account
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	IRS	Internal Revenue Service
Basel Committee	Basel Committee on Banking Supervision	KBW	Keefe, Bruyette & Woods
BHCA	Bank Holding Company Act of 1956	LGBTQIA+	Lesbian, gay, bisexual, transgender, queer, intersex, asexual, plus
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offering Rate
BSA	Bank Secrecy Act	LLC	Limited Liability Company
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank	N/A	Not applicable
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NASDAQ	The Nasdaq Stock Market
CCPA	California Consumer Protection Act of 2018	NOL	Net Operating Loss
CPRA	California Privacy Rights Act	OCC	Office of the Comptroller of the Currency
CDI	Core Deposit Intangible	OPPO	Other Personal Property Owned
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CEO	Chief Executive Officer	Pacific Continental	Pacific Continental Corporation
CET1	Common Equity Tier 1	Patriot Act	Includes 2006 amendments to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 which was intended to combat terrorism.
CFO	Chief Financial Officer	PCD	Purchased Credit Deteriorated
CFPB	Consumer Financial Protection Bureau	PPP	Paycheck Protection Program
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PPPLF	Paycheck Protection Program Liquidity Facility
COVID-19	Novel Coronavirus	RSA	Restricted Stock Award
CRA	Community Reinvestment Act of 1977	RSU	Restricted Stock Unit
DIF	Deposit Insurance Fund	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SERP	Supplemental Executive Retirement Plan
EPS	Earnings Per Share	SOFR	Secured Overnight Financing Rate
ESP Plan	Employee Stock Purchase Plan	SOX	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	Umpqua	Umpqua Holdings Corporation
FDIA	Federal Deposit Insurance Act	Unit Plans	Supplemental compensation arrangements
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
Federal Reserve	Board of Governors of the Federal Reserve System
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
•continued increases in inflation, and the risk that information may differ, possibly materially, from expectations, and actions taken by the Federal Reserve in response to inflation and their potential impact on economic conditions including the possibility of a recession or economic downturn;
•risks related to the proposed merger with Umpqua including, among others, (i) failure to complete the merger with Umpqua or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger, (ii) certain restrictions during the pendency of the proposed transaction with Umpqua that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposit attrition, customer or employee loss and/or revenue loss as a result of the proposed merger, and (vii) expenses related to the proposed merger being greater than expected;
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
•our ability to identify and address cybersecurity risks, including security breaches, “denial of service attacks,” “hacking” and identity theft;
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

PART I
ITEM 1.    BUSINESS
General
Columbia Banking System, Inc. (referred to in this report as “we,” “our,” “the Company” and “Columbia”) is a registered bank holding company whose wholly-owned banking subsidiary is Columbia State Bank (“Columbia Bank” or “the Bank”). Established in 1993 in Tacoma, Washington, we provide a full range of banking services to small and medium-sized businesses, professionals and individuals throughout Washington, Oregon, Idaho and California. The Company’s subsidiary Columbia Trust Company (“Columbia Trust”) is an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Washington, Oregon and Idaho.
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
Business Overview
Having celebrated our 29th anniversary in 2022, our goal is to be a leading West Coast regional community banking company while consistently increasing shareholder value. We continue to build on our reputation for exceptional customer satisfaction in order to be recognized as the bank of choice for individual and business customers in all markets we serve.
We have established a network of 152 branches in Washington, Oregon, Idaho and California as of December 31, 2022, from which we intend to grow market share. We operate 67 branches in 21 counties in the state of Washington, 59 branches in 16 counties in Oregon, 15 branches in 10 counties in Idaho and 11 branches in seven counties in California.
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
Business Strategy
Our business strategy is to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. We continually evaluate our existing business processes while focusing on maintaining asset quality and a diversified loan and deposit portfolio. We continue to build our strong deposit base, expanding total revenue and controlling expenses in an effort to gain operational efficiencies and increase our return on average tangible equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our diverse products, our strategic branch locations and the long-standing community presence of our managers and staff, we believe we are well positioned to attract and retain new customers and to increase our market share of loans, deposits, investments and other financial services. We are dedicated to increasing market share in the communities we serve by continuing to leverage our existing branch network and considering business combinations that are consistent with our expansion strategy. We have grown our franchise over the past decade through a combination of acquisitions and organic growth.
Consistent with that strategy, on October 12, 2021, we announced a definitive agreement to combine with Umpqua Holdings Corporation, the parent company of Umpqua Bank, headquartered in Lake Oswego, Oregon, with $31.85 billion in assets as of December 31, 2022. Following the consummation of our merger with Umpqua, the combined company will have over 300 banking offices throughout Washington, Oregon, Idaho, California and Nevada. Under the terms of the merger agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share. The combined company will operate under the Columbia Banking System, Inc. name and will trade under the ticker symbol “COLB.” Shareholders of both companies overwhelmingly approved the combination at special shareholder meetings on January 26, 2022, and all regulatory approvals required to complete the merger have been obtained. We expect the transaction to close in the first quarter of 2023.

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

Treasury Management
Columbia Bank’s diversified Treasury Management Programs are tailored to meet specific banking needs of each individual business. We combine technology with integrated operations and local expertise for safe, powerful, flexible solutions. Columbia’s clients, of all sizes, choose from a full range of transaction and Treasury Management tools to gain more control over their money. Treasury Management solutions include Business Online and Mobile Banking, Business Bill Pay, ACH collections and payments, Remote Deposit Capture and a variety of tools to protect against fraud and manage excess funds.
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
Human Capital
At Columbia Bank, we strive to recruit high-performing talent by providing competitive compensation packages. We emphasize a culture of kindness and positivity, encouraging behaviors consistent with our Do Right TOGETHER1 values, which were rolled out in 2022 in anticipation of our merger with Umpqua. Our values are the qualities we expect all of our associates to embody, every day, in all interactions with other associates, customers, shareholders and in our communities. We seek to create a workplace where employees care about the person next to them, where they root for the client down the street and where they do not just want the best for their community, they also participate in making it happen.
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
As of December 31, 2022, the company employed 2,093 full and part-time employees. None of these employees is represented by a collective bargaining agreement. During fiscal year 2022, we hired 665 employees. Our voluntary annual turnover rate was 32.0% in 2022, which compares to 28.8% in 2021.
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

1 The Do Right TOGETHER values consist of:
T: Build TRUST through credibility.
O: Take OWNERSHIP of personal and company goals.
G: Pursue GROWTH for you, your customers and communities.
E: Practice EMPATHY to increase understanding.
T: Embrace TEAMWORK to improve outcomes.
H: Serve others with HEART.
E: Bring ENJOYMENT to everything you do.
R: Form lasting RELATIONSHIPS with customers and each other.

Since 2019, we have engaged with third party consulting firms to expand our diversity, equity and inclusion practices throughout the bank, which have included training for our board, executive teams, senior management teams and all managers. We have also held multiple executive management listening sessions with employees who identify as people of color, women, members of the LGBTQIA+ community and employees with disabilities. In early 2023, we hired a Director of Diversity, Equity and Inclusion to further expand and deepen our diversity, equity and inclusion program and practices in 2023 and beyond.
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
Workplace Safety & Wellness: Columbia Bank has detailed policies and plans in place to respond to physical threats and related risks in the workplace including, but not limited to, wildfires, earthquakes, flooding and pandemics. While COVID-19 amplified the focus on safety and wellness, Columbia Bank was able to leverage existing policies and resources to support both physical and mental health for all employees. This includes a comprehensive employee assistance program and different channels for speaking with medical professionals such as 98point6, Doctor on Demand, Talkspace, Care Chat and enhanced access to E-visits, video visits and access to consulting nurses.
With regard to COVID-19, we had a phased, detailed and well-tested pandemic plan in place and began executing the first phase in the first quarter of 2020. This included moving employees capable of working from home to remote work and implementing social distancing and cleaning protocols that adhere to Center for Disease Control recommendations in all of our facilities, as well as complying with individual state restrictions. We continued to follow that plan throughout 2021 and 2022 as new variants emerged, escalating our response at predetermined trigger points.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, proxy statements and other information with the United States SEC. The public may obtain copies of these reports and any amendments at the SEC’s website: www.sec.gov.
 Additionally, reports filed with the SEC can be obtained free of charge through our website at www.columbiabank.com. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with the SEC. We also make available on that website our Code of Ethics for Senior Financial Officers, our Corporate Governance Policy, and the charters for certain committees of our Board of Directors. Any changes to or waiver of our Code of Ethics for Senior Financial Officers will be posted on that website. Information contained on our website is not incorporated by reference into this report.
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
Federal and State Bank Holding Company Regulation
General.  The Company is a bank holding company as defined in the BHCA, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting. While not a financial holding company as of the date of this report, we have elected to be treated as a financial holding company upon consummation of our proposed merger with Umpqua. To maintain its status as a financial holding company, a bank holding company (and all of its depository institution subsidiaries) must each remain “well capitalized” and “well managed”. If a bank holding company fails to meet these regulatory standards, the Federal Reserve could place limitations on its ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of the bank holding company or its affiliates. If the deficiencies persisted, the Federal Reserve could order the bank holding company to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies.
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
In July 2021, the Biden administration issued an executive order on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers. We are unable to predict what impact the executive order will have on the timing of or ability to obtain regulatory approvals of future mergers.
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
Support of Subsidiary Banks. Under Federal Reserve policy and federal law, the Company is required to act as a source of financial and managerial strength to Columbia Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’, best interests to do so. This means that the Company is required to commit resources, as necessary, to support Columbia Bank. Any capital loans the Company makes to Columbia Bank are subordinate to deposits and to certain other indebtedness of Columbia Bank.
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
Federal and State Regulation of Columbia Bank
General. The deposits of Columbia Bank, a Washington state-chartered commercial bank with branches in Washington, Oregon, Idaho and California, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the Washington Department of Financial Institutions’ Division of Banks and the FDIC. In connection with our proposed merger with Umpqua, it is proposed that the Bank will merge with and into Umpqua Bank, following which our bank subsidiary will be subject to supervision and regulation by the Oregon Department of Consumer and Business Services Division of Financial Regulation. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Furthermore, under the FDIA, insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. With respect to branches of Columbia Bank in Oregon, Idaho and California, the Bank is also subject to certain laws and regulations governing its activities in those states.
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
Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, OCC or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of such transactions. The Bank received a rating of “outstanding” in its most recently completed CRA examination (for the period of April 1, 2017 through May 4, 2020). On May 5, 2022, the Federal Reserve, FDIC and the OCC jointly issued a notice of proposed rulemaking proposing revisions to the agencies’ CRA regulations, including with respect to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities, and data collection and reporting. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as Columbia Bank. Management will continue to evaluate any changes to CRA regulations.

Anti-Money Laundering, Anti-Terrorism and Sanctions. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements.
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
Columbia Bank is also subject to regulation under the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control (“Sanctions Laws”). The Sanctions Laws are intended to restrict transactions with persons, companies, or foreign governments sanctions by U.S. authorities. An institution that fails to meet these standards may be subject to regulatory sanctions, including limitations on growth. Columbia Bank has established compliance programs designed to comply with the BSA, the Patriot Act and applicable Sanctions Laws.
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

Dividends
Columbia is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, Columbia is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. A significant portion of our income comes from dividends from the Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Washington law regarding the level of dividends that it may pay to the Company (if the proposed merger with Umpqua is completed, the Bank, following its merger with and into Umpqua Bank, will be subject to Oregon limitations instead). Washington law limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the applicable banking agency (under Oregon law, a bank may not pay dividends greater than the bank’s unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the institution).
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the Washington Department of Financial Institutions’ Division of Banks monitor, and if the proposed merger with Umpqua is completed, the Oregon Department of Consumer and Business Services Division of Financial Regulation will monitor the capital adequacy of the Bank. The Capital Rules are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee. As of December 31, 2022, we and the Bank met all capital adequacy requirements under the Capital Rules, as described below.
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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The standards are commonly referred to as “Basel IV.” Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provide a new standardized approach for operational risk capital. The Basel framework contemplates that these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The federal bank regulators have not yet proposed rules implementing these standards. In July 2020, the Basel Committee finalized further revisions to the framework for credit valuation adjustment risk, which are intended to align that framework with the market risk framework. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.
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
As of December 31, 2022, we and the Bank met the capital requirements to be well-capitalized with CET1 capital ratios of 12.87% and 12.93%, respectively, Tier 1 capital ratios of 12.87% and 12.93%, respectively, total capital ratios of 13.98% and 13.97%, respectively, and Tier 1 leverage ratios of 9.34% and 9.47%, respectively.

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

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. For example, the Company is subject to the CCPA and its implementing regulations. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act of 1999, as amended. In November 2020, voters in the CPRA, a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, and disclosure by covered businesses. The key provisions of the CPRA became effective on January 1, 2023, with civil and administrative enforcement of the CPRA beginning July 1, 2023. Similar laws may in the future be adopted by other states where the Company does business. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws. Furthermore, privacy and data protection areas are expected to receive further attention at the federal level. The potential effects of state or federal privacy and data protection laws on the Company’s business cannot be determined at this time, and will depend both on whether such laws are adopted by states in which the Company does business and/or at the federal level and the requirements imposed by any such laws.
Cybersecurity
The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would address five categories of cyber standards which include (i) cyber risk governance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the Federal Reserve will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards. If we complete the pending merger with Umpqua, we will likely have greater than $50 billion in total consolidated assets and, as a result, would be subject to these enhanced cybersecurity risk-management and resilience standards.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs with detailed requirements, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level cybersecurity regulation to continue, and are continually monitoring developments in the states in which the Company operates.
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in March 2022, the SEC proposed new rules that would require reporting on Form 8-K of material cybersecurity incidents.
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

Deposit Insurance
The Bank’s deposits are insured under the FDIA up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. Under the FDIC’s assessment system for determining payments to the DIF, large IDIs with more than $10 billion in assets are assessed under a complex “scorecard” methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs. The assessment base of a large IDI is its total assets less tangible equity.
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
Interchange Fees
The Company is subject to rules governing interchange fees, which establish standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. The final rule requires the exchanges to propose conforming listing standards by February 26, 2023 and requires the standards to become effective no later than November 28, 2023. Each listed issuer, which includes the Company as a listed issuer on Nasdaq, would then be required to adopt a clawback policy within 60 days after its exchange’s listing standard has become effective. The Company will work to implement these new requirements as the rule becomes effective.
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
Effects of Government Monetary Policy
Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

ITEM 1A.RISK FACTORS
The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition and future results.
Risks Relating to our Operations
A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyberattacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems are susceptible to a variety of interruptions or information security breaches, including those caused by computer hacking, cyberattacks, electronic fraudulent activity or attempted theft of financial assets. We are not able to anticipate, detect, or implement effective preventative measures against all threats, particularly because the techniques used by cybercriminals change frequently, often are not recognized until launched and can be initiated from a variety of sources. We cannot assure you that we will be able to adequately address all such failures, interruptions or security breaches that may have a material adverse impact on our business, financial condition, results of operations and prospects. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties can also be the source of an attack on, or breach of, our operational systems. Failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance, all of which could have a material adverse impact on our business, financial condition, results of operations and prospects. Further, as an investigation into a cyberattack is inherently unpredictable, it may take a significant amount of time for us to fully uncover the scope of and damage related to a cyberattack and develop an effective mitigation plan. During such time, damage related to a cyberattack may continue and communications to the public, customers, regulators, and other stakeholders may not be timely or accurate. Potential new regulations may require us to publicly disclose information about a cyberattack before the incident has been resolved or fully investigated.
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
Furthermore, notwithstanding our prior acquisitions, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions as this will depend on the availability of prospective target opportunities at valuations we find attractive and other factors. Among other things, acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies. In addition, the Northwest is experiencing intensified consolidation in the banking industry, and we face significant competition from numerous other financial services institutions for attractive acquisition candidates, and many of these competitors have greater financial resources than we do.
Our business, financial condition, liquidity and results of operations have been, and may in the future be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may in the future adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19 and the widespread availability, use and effectiveness of vaccines over the long term and against new variants, which are highly uncertain and cannot be predicted.
While financial markets rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and in 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted through the beginning of 2022, including (i) muted levels of business activity across many sectors of the economy, weakened consumer confidence and disruptions to the global supply chain; (ii) elevated levels of market volatility; (iii) the federal funds rate and yields on U.S. Treasury securities near zero; (iv) the exacerbation of recent inflationary trends; (v) heightened credit risk with regard to industries that have been most severely impacted by the pandemic; and (vi) higher cybersecurity, information security and operational risks as a result of work-from-home arrangements. Depending on the duration and severity of the COVID-19 pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur.
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
The length of the pandemic and the efficacy of the extraordinary measures that have been put in place to address it are unknown. For example, the Omicron variant of COVID-19 has led to a spike in COVID-19 cases across the United States, has led to travel and other disruptions, and certain governmental authorities and other third parties have re-imposed restrictions in order to respond to the rise in cases attributable to the Omicron variant of COVID-19. The U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section or in the “Risk Factors” section of any subsequent Quarterly Report we file on Form 10-Q.

Risks Relating to our Pending Merger with Umpqua
Failure to complete the proposed merger with Umpqua could negatively impact Columbia.
If the merger with Umpqua is not completed for any reason there may be various adverse consequences and Columbia may experience negative reactions from the financial markets and from its customers and employees. For example, Columbia’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, the benefits from which may not be realized. Additionally, if the merger agreement is terminated, the market price of Columbia’s common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Columbia also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Columbia to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, Columbia may be required to pay a termination fee of $145 million to Umpqua.
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
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of the Columbia shareholders and the Umpqua shareholders of certain matters relating to the merger at each company’s respective special meeting (which approvals were obtained on January 26, 2022); (ii) the receipt of required regulatory approvals, including the approval of the FRB and the FDIC (which approvals were obtained on October 25, 2022 and January 5, 2023, respectively); and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party set forth in the merger agreement, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.
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
Our success depends in significant part on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and other key employees. Leadership changes will occur from time to time, and we cannot predict whether significant resignations or other departures will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. The increase in remote and hybrid work arrangements has also increased competition for skilled personnel, and our current or future approach to in-office or remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable compared to arrangements offered by other companies, which could adversely affect our ability to attract and retain skilled and qualified personnel. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. The unexpected loss of any such employees, or the inability to recruit and retain qualified personnel in the future, could have a material adverse impact on our business, financial condition, results of operations and prospects. In addition, the scope and content of U.S. banking regulators' regulations and policies on incentive compensation, as well as changes to these regulations and policies, could adversely affect our ability to hire, retain and motivate our key employees.
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
We are from time to time subject to claims and proceedings related to our operations. Claims and legal actions, including supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs. If the proposed merger with Umpqua is completed, the combined company will also be subject to the claims and proceedings related to Umpqua’s operations. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, financial condition, results of operations and prospects. Because we primarily serve individuals and businesses located in the Northwest, any negative impact resulting from reputational harm, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse.
We are subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
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
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, pandemics or other damage to property or physical assets) that can give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, each of which could have a material adverse impact on our business, financial condition, results of operations and prospects.
We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
We rely on third parties to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third-party risk through a variety of means, including the performance of due diligence and ongoing monitoring of vendor performance, there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance. Because of the COVID-19 pandemic, many of our counterparties and third-party service providers have been, and may further be, affected by the continuing shift to work-from-home or hybrid-work arrangements, market volatility and other factors that increase their risk of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
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
Substantially all of our loan and deposit customers are businesses and individuals in Washington, Oregon, Idaho and California, and soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. A deterioration in the market areas we serve could result in consequences, including the following, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
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
While our loan portfolio is diversified across business sectors, it is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations. Commercial real estate valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Emerging and evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including online shopping), COVID-19-related restrictions and resulting changes in occupancy rates as a result of these and other trends can also impact such valuations over relatively short periods. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.
As of December 31, 2022, 64% of our total gross loans were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects.
Our allowance may not be adequate to cover future loan losses, which could adversely affect earnings.
We maintain an allowance for credit losses (for periods prior to January 1, 2020, referred to as the allowance for loan and lease losses) in an amount that we believe is adequate to provide for losses inherent in our loan portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit losses on those loans that have been identified. Additionally, the process for determining the allowance requires different, subjective and complex judgments about the future impact from current economic conditions that might impair the ability of borrowers to repay their loans. As a result, future significant increases to the allowance may be necessary. Future increases to the allowance may be required based on changes in the composition of the loans comprising the portfolio, deteriorating values in underlying collateral (most of which consists of real estate) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of actual future events differing from assumptions used by management in determining the allowance.

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
Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.
Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. The Federal Reserve raised benchmark interest rates throughout 2022 and may continue to raise interest rates in response to economic conditions, particularly inflationary pressures. Increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts, and may have otherwise have unpredictable effects. For example, increases in interest rates may result in increases in the number of delinquencies, bankruptcies or defaults by clients and more nonperforming assets and net charge-offs, decreases in deposit levels, decreases to the demand for interest rate-based products and services, including loans, and changes to the level of off-balance sheet market-based investments preferred by our clients, each of which may reduce our interest rate spread. Lower rates would continue to constrain our interest rate spread and adversely affect our business forecasts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets.
Interest rates on certain of our outstanding financial instruments are subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority and the benchmark administrator for the U.S. Dollar LIBOR have announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. In March 2022, the U.S. Dollar Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted, providing a uniform approach for replacing LIBOR as a reference interest rate in new contracts as soon as practicable and in so-called “tough legacy” contracts. Tough legacy contracts are contracts that do not include effective fallback provisions, for example, because they have no provisions for a replacement benchmark. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced automatically to reference a SOFR-based benchmark interest rate identified in Federal Reserve regulations. In December 2022, the Federal Reserve issued final regulations identifying benchmark replacements, based on SOFR, for various types of contracts subject to the LIBOR Act. We may be adversely impacted by the changes involving LIBOR and other benchmark rates as a result of our business activities and our underlying operations, and interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.

There continues to be substantial uncertainty as to the ultimate effects of LIBOR transition, including with respect to the acceptance and use of SOFR or other alternative benchmark rates. The characteristics of these new rates are not identical to the benchmarks they seek to replace, will not produce the exact economic equivalent as those benchmarks, and may perform differently in a variety of market conditions compared to those benchmarks. For example, during the COVID-19 pandemic period, there has been more volatility in relation to SOFR as compared to LIBOR. The SOFR markets have not yet developed into robust markets, which may present continuing risks as the June 30, 2023 LIBOR cessation date approaches. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
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
Our securities portfolio currently includes securities with unrecognized losses. As of December 31, 2022, gross unrealized losses in our securities portfolio were $694.3 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities may come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any securities with an associated credit loss each reporting period, as required by GAAP in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize credit losses with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.
We are exposed to the risk of environmental liabilities in connection with real properties acquired.
During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If previously unknown or undisclosed hazardous or toxic substances are discovered, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement polices with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures which require the performance of an environmental review at the time of underwriting a loan secured by real property, and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Funding and Liquidity Risks
Our management of capital could adversely affect profitability measures and the market price of our common stock and could dilute the holders of our outstanding common stock.
Our capital ratios are higher than regulatory minimums. We may lower our capital ratios through selective acquisitions that meet our disciplined criteria, share repurchase plans, organic loan growth, investment in securities, or a combination of all four. We continually evaluate opportunities to expand our business through strategic acquisitions. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us.

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
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws or accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. For example, the Dodd-Frank Act was enacted in July 2010. Among other provisions, the legislation (i) created the CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) resulted in new capital requirements from federal banking agencies, (iii) placed new limits on electronic debit card interchange fees and (iv) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms, some of which have yet to be promulgated. The Dodd-Frank Act and regulations that have been adopted thereunder have increased the overall costs of regulatory compliance, and further regulatory developments whether related to Dodd-Frank or otherwise may lead to additional costs. In addition, the CFPB has broad rulemaking authority and is the principal federal regulatory agency responsible for the supervision and enforcement of a wide range of consumer protection laws for banks with greater than $10 billion in assets.
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
We cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, the Company and the Bank. The terms and costs of these activities, or any worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition and results of operations, as well as the trading price of our common stock.
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
Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. If recessionary economic conditions or an economic downturn develop, they would likely have a negative financial impact across the financial services industry, including on us. If these conditions are more severe, the extent of the negative impact on our business and financial performance can increase and be more severe, including the adverse effects listed above and discussed throughout this “Risk Factors” section.
Supply chain constraints, robust demand and labor shortages have led to persistent inflationary pressures throughout the economy. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of our borrowers or, result in lower values for our investment securities and other interest-earning assets, and increase expense related to talent acquisition and retention.
Additionally, economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties, military conflicts, including Russia’s invasion of Ukraine, pandemics, including the COVID-19 pandemic, and global, national and local responses thereto by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affects our business, financial condition, capital and results of operations.
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
Our business is subject to the risks of earthquakes, tsunamis, floods, fires and other natural catastrophic events and other events beyond our control.
A major catastrophe, such as an earthquake, tsunami, flood, fire or other natural disaster, including those caused or exacerbated by climate change, public health issues such as the COVID-19 or other pandemics, or other events beyond our control, could result in a prolonged interruption of our business. For example, our headquarters are located in Tacoma, Washington and we have operations throughout the Northwest, a geographical region that has been or may be affected by earthquakes, wildfires, tsunamis and flooding activity, and in Northern California, a geographical region that has been and continues to be affected by earthquakes and wildfires. Because we primarily serve individuals and businesses in the Northwest and Northern California, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The Company’s branch network as of December 31, 2022 is made up of 152 branches located throughout several Washington, Oregon, Idaho and California counties compared to 153 branches at December 31, 2021. The number of branches per state, as well as whether they are owned or operated under a lease agreement is detailed in the following table:

	Number of Branches	Occupancy Type
		Owned	Leased
Washington branches	67	49	18
Oregon branches	59	31	28
Idaho branches	15	10	5
California branches	11	9	2
Total Columbia Bank branches	152	99	53
For additional information concerning our premises and equipment and lease obligations, see Notes 8, 10 and 29, respectively, to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
The Company’s common stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “COLB.” At January 31, 2023, the number of shareholders of record was 3,040. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
At December 31, 2022, there were no stock options outstanding. Additional information about stock options and other equity compensation plans is included in Note 24 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022, regarding securities issued and to be issued under our equity compensation plans that were in effect during 2022:

	Year Ended December 31, 2022
	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	—	$—	1,777,175
Equity compensation plans not approved by security holders	—	—	—
 __________
(1)Includes 1,691,529 shares available for future issuance under the current stock option and equity compensation plan and 85,646 shares available for purchase under the Employee Stock Purchase Plan as of December 31, 2022.

The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2022:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares That May Yet Be Purchased Under the Plan (2)
10/1/2022 - 10/31/2022	344	$31.15	—	—
11/1/2022 - 11/30/2022	—	—	—	—
12/1/2022 - 12/31/2022	101	29.86	—	—
	445	30.85	—
 __________
(1)Common shares repurchased by the Company during the quarter consisted of cancellation of 445 shares of common stock to pay the shareholders’ withholding taxes.
(2)The Company does not have a current share repurchase authorization from its Board of Directors.

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
The definition of total return includes appreciation in market value of the stock as well as the actual cash and stock dividends paid to shareholders. The graph assumes that the value of the investment in Columbia’s common stock, the NASDAQ Composite and the KBW Regional Banking Index was $100 on December 31, 2017, and that all dividends were reinvested.

Index	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Columbia Banking System, Inc.	100.00	85.96	100.06	92.43	86.66	82.97
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
KBW Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
Source: Bloomberg LP, New York City, NY

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date for the previous year. For comparison of 2021 to 2020 results and other 2020 information not included herein, refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2021 Form 10-K filed with the SEC on February 25, 2022.
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
Our ACL at December 31, 2022 was $158.4 million. Given the dynamic relationships between economic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. To illustrate a hypothetical sensitivity, however, we performed an analysis on the unemployment rate economic variable to evaluate the impact of a change in that assumption over the reasonable and supportable forecast period. If the unemployment rate increased by 100 basis points, the quantitative ACL estimate would increase by $2.9 million and if the unemployment rate were decreased by 100 basis points, the quantitative ACL estimate would decrease by $2.4 million.
Our allowance policy and the judgments, estimates and economic assumptions involved are described in greater detail in the “Allowance for Credit Losses and Unfunded Commitments and Letters of Credit” section of this discussion and in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Merger-related costs are expensed as incurred.
Valuation and Recoverability of Goodwill
Goodwill represented $823.2 million of our $20.27 billion in total assets as of December 31, 2022. The Company has a single reporting unit. We review goodwill for impairment annually as of July 31, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Based on the results of the annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. As of December 31, 2022, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Please refer to Note 9 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further discussion.

2022 Financial Summary
Income Statement
•Consolidated net income for 2022 was $250.2 million, or $3.20 per diluted common share, compared with net income of $202.8 million, or $2.78 per diluted common share in 2021.
◦Net interest income in 2022 increased 18% to $622.8 million compared to $527.5 million in 2021. Interest income was $646.5 million in 2022, compared to $536.1 million in 2021. The increase was primarily due to higher interest income from loans. Interest expense for 2022 increased $15.1 million to $23.6 million compared to $8.5 million in 2021, due to higher deposit interest expense as a result of higher average rates and increased average balances of FHLB advances.
◦Provision for credit loss on loans was $2.0 million in 2022, compared to $4.8 million in 2021. The decrease in provision expense for 2022 reflects improving credit quality, the removal of allowance for credit loss on loans transferred to held for sale in connection with the branch divestitures related to our pending merger with Umpqua, a reduction in COVID-19 related reserve impacts and recoveries outpacing charge-offs.
◦Noninterest income was $99.1 million in 2022, an increase from $94.1 million in 2021. The increase in 2022 was primarily due to a $3.7 million gain from the sale-leaseback of owned real estate, increased deposit account and treasury management fees, card revenue, financial services and trust revenue. This was partially offset by a decrease in mortgage banking revenue.
◦Noninterest expense in 2022 increased $42.1 million to $402.4 million compared to $360.3 million in 2021. The increase was primarily due to higher compensation and employee benefits and occupancy expense mainly driven by our acquisition of Bank of Commerce Holdings in the fourth quarter of 2021. Higher other noninterest expense, data processing and software, regulatory premiums and merger-related expenses also contributed to the increase from the prior period.
Balance Sheet
•Total assets at December 31, 2022 were $20.27 billion, down 3%, or $679.5 million from $20.95 billion at the end of 2021.
•The Company is well-capitalized with a total risk-based capital ratio of 13.98% at December 31, 2022.
◦Cash and cash equivalents at December 31, 2022 were $291.7 million, down 65% from $824.7 million at December 31, 2021 due to a decrease in interest-earning deposits with banks.
◦Debt securities at December 31, 2022 were $6.62 billion, down 18% from $8.06 billion at December 31, 2021 due to a combination of fair value movement and repayments and maturities.
◦Loans were $11.61 billion, an increase of $969.0 million from $10.64 billion at the end of 2021.
◦The ACL increased to $158.4 million at December 31, 2022 compared to $155.6 million at December 31, 2021 due to loan growth. The Company’s allowance was 1.36% of total loans, compared with 1.46% at the end of 2021 as a result of improving credit quality.
◦Nonperforming assets totaled $23.4 million at December 31, 2022, down from $35.4 million at December 31, 2021. Nonperforming assets to year end assets decreased to 0.11% at December 31, 2022 compared to 0.21% at December 31, 2021.
◦Deposits were $16.71 billion at December 31, 2022, a decrease of $1.30 billion compared to $18.01 billion at December 31, 2021.
◦FHLB advances were $954.3 million at December 31, 2022, an increase of $947.0 million compared to December 31, 2021.

Business Combinations
On October 1, 2021, the Company completed its acquisition of Bank of Commerce. The Company acquired approximately $2.04 billion in assets, including $1.08 billion in loans measured at fair value and $1.74 billion in deposits. See Note 2 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this acquisition. At December 31, 2022 our merger with Umpqua was still pending. See Note 26 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information regarding this merger.
COVID-19 Update
We continue to follow recommended guidelines of healthcare officials in order to provide a safe environment for our associates and customers. The measures we have implemented remain effective in mitigating the spread of the virus in our organization and have allowed for the continued safe operation of our branches and facilities. Flexibility and adaptability have been key factors throughout the pandemic. As cases in communities slowed and local and state governments responded by adjusting guidelines, we adjusted controls accordingly. Throughout the COVID-19 pandemic, our preparedness allowed us to continue building our business while responding with appropriate precautions and protections for associates and customers.
For additional information on the impact and potential impact of COVID-19 on our business, financial condition, liquidity, capital and results of operations, see Part I, Item 1A “Risk Factors” of this report.
RESULTS OF OPERATIONS
Summary
A summary of the Company’s results of operations for each of the last three years ended December 31 follows:

	Year ended	Increase (Decrease)		Year ended	Increase (Decrease)		Year ended
	2022	Amount	%	2021	Amount	%	2020

	(dollars in thousands, except per share amounts)
Interest income	$646,481	$110,416	21	$536,065	$18,256	4	$517,809
Interest expense	23,645	15,099	177	8,546	(9,152)	(52)	17,698
Net interest income	622,836	95,317	18	527,519	27,408	5	500,111
Provision for credit losses	1,950	(2,850)	(59)	4,800	(72,900)	(94)	77,700
Noninterest income	99,144	5,050	5	94,094	(10,406)	(10)	104,500
Noninterest expense:
Compensation and employee benefits	241,139	17,105	8	224,034	14,312	7	209,722
Other expense	161,244	24,974	18	136,270	11,473	9	124,797
Total	402,383	42,079	12	360,304	25,785	8	334,519
Income before income taxes	317,647	61,138	24	256,509	64,117	33	192,392
Provision for income taxes	67,469	13,780	26	53,689	15,541	41	38,148
Net income	$250,178	$47,358	23	$202,820	$48,576	31	$154,244
Less: earnings allocated to participating securities	50	(280)	(85)	330	(382)	(54)	712
Earnings allocated to common shareholders	$250,128	$47,638	24	$202,490	$48,958	32	$153,532
Earnings per common share, diluted	$3.20	$0.42	15	$2.78	$0.61	28	$2.17

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
Net Interest Income Summary

	2022			2021			2020
	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate	Average Balances	Interest Earned/ Paid	Average Rate

	(dollars in thousands)
ASSETS
Loans, net (1)(2)	$11,211,442	$500,112	4.46%	$9,832,385	$420,439	4.28%	$9,411,213	$430,923	4.58%
Taxable securities	6,595,476	133,084	2.02%	5,701,810	107,594	1.89%	3,531,357	81,578	2.31%
Tax exempt securities (2)	725,027	18,759	2.59%	651,468	14,869	2.28%	451,561	12,110	2.68%
Interest-earning deposits with banks	336,850	2,748	0.82%	725,155	955	0.13%	522,480	661	0.13%
Total interest-earning assets	18,868,795	654,703	3.47%	16,910,818	543,857	3.22%	13,916,611	525,272	3.77%
Other earning assets	305,683			252,476			235,491
Noninterest-earning assets	1,497,471			1,284,841			1,249,117
Total assets	$20,671,949			$18,448,135			$15,401,219
LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	$4,324,611	$6,098	0.14%	$3,805,723	$3,083	0.08%	$3,043,731	$4,381	0.14%
Interest-bearing demand	2,056,059	1,877	0.09%	1,637,531	1,225	0.07%	1,248,975	1,453	0.12%
Savings accounts	1,633,354	306	0.02%	1,382,277	217	0.02%	1,022,388	153	0.01%
Interest-bearing public funds, other than certificates of deposit	734,667	7,582	1.03%	721,090	1,005	0.14%	544,109	2,003	0.37%
Certificates of deposit	400,756	670	0.17%	363,902	656	0.18%	348,855	1,377	0.39%
Total interest-bearing deposits	9,149,447	16,533	0.18%	7,910,523	6,186	0.08%	6,208,058	9,367	0.15%
FHLB advances and FRB borrowings	113,683	4,659	4.10%	7,388	291	3.94%	342,721	6,264	1.83%
Subordinated debentures	10,000	807	8.07%	37,258	1,932	5.19%	35,184	1,871	5.32%
Other borrowings and interest-bearing liabilities	69,866	1,646	2.36%	53,052	137	0.26%	40,862	196	0.48%
Total interest-bearing liabilities	9,342,996	23,645	0.25%	8,008,221	8,546	0.11%	6,626,825	17,698	0.27%
Noninterest-bearing deposits	8,773,511			7,811,880			6,304,197
Other noninterest-bearing liabilities	247,989			225,579			206,921
Shareholders’ equity	2,307,453			2,402,455			2,263,276
Total liabilities & shareholders’ equity	$20,671,949			$18,448,135			$15,401,219
Net interest income (tax equivalent)		$631,058			$535,311			$507,574
Net interest spread (tax equivalent)			3.22%			3.11%			3.50%
Net interest margin (tax equivalent)			3.34%			3.17%			3.65%
Average interest-earning assets to average interest-bearing liabilities			201.96%			211.17%			210.00%
 __________
(1)Nonaccrual loans have been included in the table as loans carrying a zero yield. Amortized net deferred loan fees and unearned net discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $11.2 million, $32.2 million and $21.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The incremental amortization of net unearned discounts on acquired loans was $3.9 million for the year ended December 31, 2022 compared to net accretion of $2.8 million and $6.2 million for the years ended December 31, 2021 and 2020.
(2)Yields are shown on a fully taxable equivalent basis. The tax equivalent yield adjustment to interest earned on loans was $4.3 million, $4.7 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax equivalent yield adjustment to interest earned on tax exempt securities was $3.9 million, $3.1 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and the mix of interest-earning assets and interest-bearing liabilities. The following table shows changes in net interest income on a fully taxable-equivalent basis between 2022 and 2021, as well as between 2021 and 2020 broken down between volume and rate. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates:
Changes in Net Interest Income

	2022 Compared to 2021 Increase (Decrease) Due to			2021 Compared to 2020 Increase (Decrease) Due to
	Volume	Rate	Total (1)	Volume	Rate	Total (1)

	(in thousands)
Interest Income
Loans, net	$60,916	$18,757	$79,673	$18,770	$(29,254)	$(10,484)
Taxable securities	17,673	7,817	25,490	43,066	(17,050)	26,016
Tax-exempt securities	1,782	2,108	3,890	4,764	(2,005)	2,759
Interest earning-deposits with banks	(760)	2,553	1,793	265	29	294
Interest income	$79,611	$31,235	$110,846	$66,865	$(48,280)	$18,585
Interest Expense
Deposits:
Money market accounts	$469	$2,546	$3,015	$922	$(2,220)	$(1,298)
Interest-bearing demand	350	302	652	377	(605)	(228)
Savings accounts	43	46	89	56	8	64
Interest-bearing public funds, other than certificates of deposit	19	6,558	6,577	513	(1,511)	(998)
Certificates of deposit	64	(50)	14	57	(778)	(721)
Total interest on deposits	945	9,402	10,347	1,925	(5,106)	(3,181)
FHLB advances and FRB borrowings	4,355	13	4,368	(9,371)	3,398	(5,973)
Subordinated debentures	(4,695)	3,570	(1,125)	106	(45)	61
Other borrowings and interest-bearing liabilities	57	1,452	1,509	107	(166)	(59)
Interest expense	$662	$14,437	$15,099	$(7,233)	$(1,919)	$(9,152)
	$78,949	$16,798	$95,747	$74,098	$(46,361)	$27,737
__________
(1) The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.
Comparison of 2022 with 2021
Taxable-equivalent net interest income totaled $631.1 million in 2022, compared with $535.3 million for 2021. The increase in net interest income during 2022 resulted from the increase in the size and average rate of the loan and investment securities portfolios. This was partially offset by increased interest expense on deposits due to the higher rate environment and higher FHLB advance balances.
The Company’s net interest margin (tax equivalent) increased from 3.17% for the year ended December 31, 2021 to 3.34% for the current year. The increase in the net interest margin (tax equivalent) was predominantly driven by the increase in the size and average rate of the loan and investment securities portfolios. This was partially offset by a shift in the funding mix from deposits to higher-costing FHLB advances. The Company’s operating net interest margin (tax equivalent) increased from 3.17% for the year ended December 31, 2021 to 3.39% for the current year for the same reasons noted in the net interest margin increase discussed above. For additional information on Non-GAAP measures, see the Non-GAAP Measures section of this discussion.
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
The Company recorded provision expense of $2.0 million for credit losses during 2022 compared to a provision expense of $4.8 million for 2021. A provision expense of $77.7 million was recorded in 2020. The decrease in provision expense for 2022 was due to improved credit quality, the removal of allowance for credit loss on loans transferred to held for sale in connection with the branch divestitures related to our pending merger with Umpqua, a reduction in COVID-19 related reserve impacts and recoveries outpacing charge-offs. In addition, the provision recorded in 2022 included management’s ongoing assessment of the credit quality of the Company’s loan portfolio. Factors affecting the provision include net charge-offs, credit quality migration and size and composition of the loan portfolio and changes in the economic environment during the period. See “Allowance for Credit Losses and Unfunded Commitments and Letters of Credit” section of this discussion for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the ACL.
Net loan recoveries for the year ended December 31, 2022 were $910 thousand. For the years ended December 31, 2021 and 2020, net loan charge-offs amounted to $978 thousand, and $14.2 million, respectively.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Years ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(dollars in thousands)
Deposit account and treasury management fees	$31,498	$4,391	16%	$27,107	$88	—%	$27,019
Card revenue	20,186	1,683	9%	18,503	4,575	33%	13,928
Financial services and trust revenue	17,659	1,906	12%	15,753	2,923	23%	12,830
Loan revenue	12,582	(9,462)	(43)%	22,044	(2,758)	(11)%	24,802
Bank owned life insurance	7,636	1,103	17%	6,533	115	2%	6,418
Investment securities gains (losses), net	(9)	(323)	(103)%	314	(16,396)	(98)%	16,710
Other	9,592	5,752	150%	3,840	1,047	37%	2,793
Total noninterest income	$99,144	$5,050	5%	$94,094	$(10,406)	(10)%	$104,500
Comparison of 2022 with 2021
The $5.1 million increase in noninterest income was due to increases in other noninterest income, deposit account and treasury management fees, card revenue and financial services and trust revenue partially offset by decreases in loan revenue. The increase in other noninterest income was primarily related to a $3.7 million gain from the sale-leaseback of owned real estate. The increases in noninterest income were partially offset by a decrease in loan revenue primarily driven by a decrease in mortgage banking revenue, which was caused by an overall reduction in loan volumes due to the higher rate environment.

Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage changes from period to period:

	Years ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020

	(dollars in thousands)
Compensation and employee benefits	$241,139	$17,105	8%	$224,034	$14,312	7%	$209,722
Occupancy	41,150	3,335	9%	37,815	1,802	5%	36,013
Data processing and software	41,117	7,619	23%	33,498	4,049	14%	29,449
Legal and professional fees	20,578	1,668	9%	18,910	6,752	56%	12,158
Amortization of intangibles	8,698	711	9%	7,987	(737)	(8)%	8,724
B&O taxes	6,797	894	15%	5,903	933	19%	4,970
Advertising and promotion	3,962	579	17%	3,383	(1,083)	(24)%	4,466
Regulatory premiums	6,619	1,707	35%	4,912	1,956	66%	2,956
Net cost (benefit) of operation of OREO	114	48	73%	66	381	(121)%	(315)
Other	32,209	8,413	35%	23,796	(2,580)	(10)%	26,376
Total noninterest expense	$402,383	$42,079	12%	$360,304	$25,785	8%	$334,519

The following table shows the impact of the merger-related expenses for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2022	2021	2020

	(in thousands)
Merger-related expenses:
Compensation and employee benefits	$2,109	$4,875	$—
Occupancy	1,367	271	—
Data processing and software	3,180	287	—
Legal and professional fees	10,114	8,287	—
Advertising & promotion	170	111	—
Other	2,161	683	—
Total impact of merger-related costs to noninterest expense	$19,101	$14,514	$—
Merger-related expenses by transaction:
Bank of Commerce (1)	$5,593	$10,370	$—
Umpqua (2)	$13,508	$4,144	$—
Total impact of merger-related costs to noninterest expense	$19,101	$14,514	$—
__________
(1)The Company completed the Bank of Commerce acquisition on October 1, 2021.
(2)The Company expects to close this transaction after the close of business on February 28, 2023.
Comparison of 2022 with 2021
Noninterest expense was $402.4 million in 2022, an increase of $42.1 million over 2021. Merger-related expenses in the current year were $19.1 million, an increase of $4.6 million over 2021. After removing the effect of merger-related expenses, noninterest expense increased $37.5 million mainly due to higher compensation and employee benefits stemming from additional personnel costs associated with the Bank of Commerce acquisition and lower loan origination costs related to the prior year PPP loan production. Higher occupancy expense was also associated with the Bank of Commerce acquisition. In addition, data processing expense and regulatory premiums increased. Other noninterest expense increased mainly due to higher net loan expense, travel and entertainment expenses and fraud losses. These increases were partially offset by a provision recapture for unfunded loan commitments.

The provision (recapture) for unfunded loan commitments, a component of other noninterest expense, are as follows for the periods indicated:

	Years ended December 31,
	2022	2021	2020

	(in thousands)
Provision (recapture) for unfunded loan commitments	$(500)	$200	$3,300
Income Tax
For the years ended December 31, 2022, 2021 and 2020, we recorded income tax provisions of $67.5 million, $53.7 million and $38.1 million, respectively. The effective tax rate was 21% in 2022 and 2021 and 20% in 2020. For additional information, see Note 25 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Financial Condition
Our total assets decreased 3% to $20.27 billion at December 31, 2022 from $20.95 billion at December 31, 2021. Cash and cash equivalents decreased $533.0 million. Total debt securities decreased $1.44 billion due to a combination of maturities, repayments and fair value movement. The loan portfolio, net of the allowance for credit losses, increased $966.2 million.
Liabilities decreased $303.9 million, or 2% to $18.05 billion due to a decrease in total deposits partially offset by increases in FHLB advances. Total deposits decreased $1.30 billion. Total shareholders’ equity decreased $375.6 million to $2.21 billion primarily as a result of market value decreases in our available for sale securities portfolio, which are recorded to accumulated other comprehensive income, net of tax.
Investment Portfolio
We invest in securities to generate revenue for the Company, to manage liquidity while minimizing interest rate risk and to provide collateral for certain public deposits and short-term borrowings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts we believe the securities could be sold for as of the dates indicated. At December 31, 2022, gross unrealized losses in our debt securities available for sale portfolio were $694.3 million related to 1,378 separate available for sale securities. Based on past experience with these types of securities and our own financial performance, we do not currently intend to sell any securities in a loss position nor does available evidence suggest it is more likely than not that management will be required to sell any securities currently in a loss position before the recovery of the amortized cost basis. We review these investments for credit losses on an ongoing basis.
All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2022.
Debt securities available for sale decreased $1.32 billion from the prior year due to maturities and repayments of $770.7 million, $706.7 million in net unrealized losses, and premium amortization of $31.0 million, partially offset by purchases of $186.5 million. Debt securities held to maturity decreased by $113.5 million due to maturities and repayments of $188.4 million and premium amortization of $22.7 million, partially offset by purchases of $97.7 million.
At December 31, 2022, U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations comprised 71% of our debt securities portfolio, other asset-backed securities were 5%, state and municipal securities were 13% and government agency, government-sponsored enterprise securities were 3%, government securities were 3% and non-agency collateralized mortgage obligations were 5%. The portion of our investment portfolio that is categorized as available for sale is carried on our balance sheet at fair value and the average duration was approximately 5 years and 2 months at December 31, 2022. The portion of our investment portfolio that is categorized as held to maturity is carried on our balance sheet at amortized cost and had an average duration of approximately 5 years and 7 months at December 31, 2022. These durations take into account calls, where appropriate, and consensus prepayment speeds.

The following table presents the contractual maturities and weighted average yield of our investment portfolio:

	December 31, 2022
	Amortized Cost	Fair Value	Yield

	(dollars in thousands)
Available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Due through 1 year	$1,407	$1,397	0.60%
Over 1 through 5 years	583,912	545,233	2.51%
Over 5 through 10 years	714,547	622,765	1.90%
Over 10 years	1,888,515	1,590,315	1.98%
Total	$3,188,381	$2,759,710	2.07%
Other asset-backed securities (1)
Due through 1 year	$100	$99	2.28%
Over 1 through 5 years	$49,394	$44,312	2.10%
Over 5 through 10 years	162,820	143,324	1.67%
Over 10 years	164,022	139,618	1.95%
Total	$376,336	$327,353	1.85%
State and municipal securities (2)
Due through 1 year	$35,056	$34,903	2.96%
Over 1 through 5 years	143,242	137,721	2.56%
Over 5 through 10 years	228,322	206,055	2.23%
Over 10 years	552,849	455,394	2.30%
Total	$959,469	$834,073	2.35%
U.S. government agency and government-sponsored enterprise securities (1)
Due through 1 year	$48,531	$47,817	2.28%
Over 1 through 5 years	173,298	159,988	0.83%
Over 5 through 10 years	1,000	964	3.50%
Total	$222,829	$208,769	1.17%
U.S. government securities (1)
Over 1 through 5 years	$183,049	$167,896	1.00%
Total	$183,049	$167,896	1.00%
Non-agency collateralized mortgage obligations (1)
Over 10 years	$352,782	$291,298	2.36%
Total	$352,782	$291,298	2.36%
Held to maturity:
U.S. government agency and government-sponsored enterprise mortgage-backed securities & collateralized mortgage obligations (1)
Over 1 through 5 years	$301,515	$265,831	1.27%
Over 5 through 10 years	916,571	775,931	1.61%
Over 10 years	816,706	681,016	1.79%
Total	$2,034,792	$1,722,778	1.63%
 __________
(1)The maturities reported for mortgage-backed securities, collateralized mortgage obligations, other asset-backed securities, government agency and government-sponsored enterprise securities, government securities, and non-agency collateralized mortgage obligations are based on contractual maturities and principal amortization.
(2)Yields on fully taxable equivalent basis.
For further information on our investment portfolio, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

FHLB Stock
The FHLB stock is composed of two sub-classes: membership stock and activity based stock. Membership stock is stock we are required to purchase and hold as a condition of membership in the FHLB. The Company’s membership stock purchase requirement is measured as a percentage of our year end assets, subject to a $10 million cap. Activity based stock is stock we are required to purchase and hold in order to obtain an advance or participate in FHLB mortgage programs. The Company’s activity based stock purchase requirement is measured as a percentage of our advance proceeds. At December 31, 2022, the Company held $48.2 million of FHLB Class B stock, $10.0 million of which was membership stock and the remaining $38.2 million of which was activity based. The FHLB stock is issued, transferred, redeemed, and repurchased at a par value of $100.
Loan Portfolio
Our wholly-owned banking subsidiary Columbia State Bank is a full service commercial bank, which originates a wide variety of loans, and focuses its lending efforts on originating commercial real estate and commercial business loans.
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
Agriculture Loans: Agricultural lending includes agricultural real estate and production loans and lines of credit within our primary market area. We are committed to our communities, offering seasonal and longer-term loans and operating lines of credit by lending officers with expertise in the agricultural communities we serve. Typical loan-to-value ratios on term loans can range from 55% to 80% depending upon the type of loan. Operating lines of credit require the borrower to provide a 20% to 25% equity investment. The debt coverage ratio is generally 1.25 or better on all term loans.
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

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our loan portfolio and the sensitivity of these loans due after one year to changes in interest rates as of December 31, 2022:

	Maturing
	Due Through 1 Year	Over 1 Through 5 Years	Over 5 Through 15 Years	Over 15 Years	Total

	(in thousands)
Commercial loans:
Commercial real estate	$132,817	$1,190,478	$3,735,353	$294,137	$5,352,785
Commercial business	1,253,136	948,835	1,397,565	151,028	3,750,564
Agriculture	304,001	202,193	329,726	12,983	848,903
Construction	295,685	87,501	127,673	30,002	540,861
Consumer loans:
One-to-four family residential real estate	19,977	67,128	264,630	725,759	1,077,494
Other consumer	6,826	18,566	9,930	5,044	40,366
Total loans	$2,012,442	$2,514,701	$5,864,877	$1,218,953	$11,610,973
Fixed rate loans due after 1 year
Commercial loans:
Commercial real estate		$598,305	$2,698,539	$43,216	$3,340,060
Commercial business		541,953	1,089,218	25,402	1,656,573
Agriculture		107,205	218,465	3,761	329,431
Construction		13,832	81,427	46	95,305
Consumer loans:
One-to-four family residential real estate		42,218	202,397	377,568	622,183
Other consumer		9,318	9,930	1,081	20,329
Total fixed rate loans due after 1 year		$1,312,831	$4,299,976	$451,074	$6,063,881
Variable rate loans due after 1 year
Commercial loans:
Commercial real estate		$592,173	$1,036,814	$250,921	$1,879,908
Commercial business		406,882	308,347	125,626	840,855
Agriculture		94,988	111,261	9,222	215,471
Construction		73,669	46,246	29,956	149,871
Consumer loans:
One-to-four family residential real estate		24,910	62,233	348,191	435,334
Other consumer		9,248	—	3,963	13,211
Total variable rate loans due after 1 year		$1,201,870	$1,564,901	$767,879	$3,534,650
Total loans due after 1 year		$2,514,701	$5,864,877	$1,218,953	$9,598,531
Net unearned acquisition premium (discount): The following table provides additional details related to the net premium (discount) of acquired and purchased loans, by acquisition for the periods indicated:

	2022	2021	2020

Acquisition:	(in thousands)
Bank of Commerce	$6,416	$12,923	$—
Pacific Continental	(3,615)	(5,306)	(8,442)
All other purchased and acquired net premium (discount)	3,819	5,031	(3,742)
Total net premium (discount) at period end	$6,620	$12,648	$(12,184)
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

Analysis of ACL
The table below sets forth the ratio of net charge-offs during the period to average loans outstanding during the period:

	December 31,
	2022			2021			2020
	Net Chg-offs (Recoveries)	Average Loans	Ratio Net Charge-offs (Recoveries) to Average Loans	Net Chg-offs (Recoveries)	Average Loans	Ratio Net Charge-offs (Recoveries) to Average Loans	Net Chg-offs (Recoveries)	Average Loans	Ratio Net Charge-offs (Recoveries) to Average Loans

	(dollars in thousands)
Commercial loans:
Commercial real estate	$92	$5,161,841	—%	$411	$4,293,136	0.01%	$1,288	$3,994,597	0.03%
Commercial business	(75)	3,661,645	—%	1,502	3,629,301	0.04%	8,958	3,616,711	0.25%
Agriculture	(70)	833,162	(0.01)%	(33)	782,718	—%	6,255	759,059	0.82%
Construction	(387)	457,970	(0.08)%	(593)	314,484	(0.19)%	(709)	313,604	(0.23)%
Consumer loans:
One-to-four family residential real estate	(940)	1,049,846	(0.09)%	(737)	765,777	(0.10)%	(1,999)	673,854	(0.30)%
Consumer	470	43,820	1.07%	428	35,400	1.21%	367	38,539	0.95%
Loans held for sale	—	3,158	—%	—	11,569	—%	—	14,849	—%
Total	$(910)	$11,211,442	(0.01)%	$978	$9,832,385	0.01%	$14,160	$9,411,213	0.15%
Allocation of the ACL
The table below sets forth the allocation of the ACL by loan category:

	December 31,
	2022		2021		2020
Balance at End of Period Applicable to:	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)

	(dollars in thousands)
Commercial loans:
Commercial real estate	$54,856	46.1%	$61,254	46.8%	$68,934	43.0%
Commercial business	57,836	32.3%	54,712	32.2%	45,250	38.2%
Agriculture	9,071	7.3%	8,148	7.5%	9,052	8.3%
Construction	13,142	4.7%	5,397	3.6%	7,636	2.8%
Consumer loans:
One-to-four family residential real estate	22,355	9.3%	24,123	9.5%	16,875	7.3%
Consumer	1,178	0.3%	1,944	0.4%	1,393	0.4%
Total	$158,438	100.0%	$155,578	100.0%	$149,140	100.0%
 __________
(1)Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Credit Ratios

The following table sets forth the ratios between the ACL, nonaccrual loans and total loans:

	December 31,
	2022	2021	2020

	(dollars in thousands)
ACL at end of period	$158,438	$155,578	$149,140
Nonaccrual loans at end of period	$13,441	$23,041	$34,806
Loans outstanding at end of period	$11,610,973	$10,641,937	$9,427,660
ACL to total loans	1.36%	1.46%	1.58%
Nonaccrual loans to total loans	0.12%	0.22%	0.37%
ACL to nonaccrual loans	1178.77%	675.22%	428.49%
The increase in the ratio of ACL to nonaccrual loans from 2020 to 2021, as well as 2021 to 2022, was primarily due to decreases in nonaccrual loans and increases in the ACL as a result of loan growth. For additional information on our allowance for credit losses, see Note 6 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Deposits
The following table sets forth the composition of the Company’s deposits by significant category:

	December 31,
	2022 (1)	2021	2020

	(in thousands)
Demand and other noninterest-bearing	$8,373,350	$8,856,714	$6,913,214
Money market	2,972,838	3,525,299	2,780,922
Interest-bearing demand	1,980,631	1,999,407	1,433,083
Savings	1,555,765	1,617,546	1,169,721
Interest-bearing public funds, other than certificates of deposit	670,580	779,146	656,273
Certificates of deposit, less than $250,000	215,848	249,120	201,805
Certificates of deposit, $250,000 or more	124,411	160,490	108,935
Certificates of deposit insured by CD Option of IntraFi Network	21,828	35,611	23,105
Brokered certificates of deposit	—	—	5,000
Reciprocal money market accounts	796,199	786,046	577,804
Subtotal	16,711,450	18,009,379	13,869,862
Valuation adjustment resulting from acquisition accounting	—	736	—
Total deposits	$16,711,450	$18,010,115	$13,869,862
__________
(1) Includes $259.4 million of noninterest-bearing deposits and $325.7 million of interest-bearing deposits classified as held for sale at December 31, 2022.
Deposits totaled $16.71 billion at December 31, 2022 compared to $18.01 billion at December 31, 2021. Noninterest-bearing deposits, interest-bearing deposits, and reciprocal money market accounts provide a stable source of low cost funding.
At December 31, 2022, broker deposits, other wholesale deposits and reciprocal money market accounts (excluding public funds) totaled $818.0 million or 4.9% of total deposits compared to $821.7 million or 4.6% of total deposits, at year end 2021. The reciprocal money market account program is similar to the CD Option of IntraFi Network Deposits program, which is a network that allows participating banks to offer extended FDIC deposit insurance coverage on time deposits. These extended deposit insurance programs are generally available only to existing customers and are not used as a means of generating additional liquidity.

At December 31, 2022, public funds held by the Company totaled $949.0 million compared to $1.07 billion at December 31, 2021. Uninsured public funds balances decreased from $1.00 billion at December 31, 2021 to $877.7 million at December 31, 2022. The Company is required to collateralize 50% of Washington state, 40% of Oregon state and 110% of California state uninsured public funds. For additional information regarding the collateral for these deposits, see Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
The following table sets forth time deposits in excess of the FDIC insurance limit, which is currently $250,000, by time remaining until maturity:

December 31, 2022

Amounts maturing in:	(dollars in thousands)
Three months or less (1)	$74,641
Over 3 through 6 months	5,386
Over 6 through 12 months	13,120
Over 12 months	31,264
Total	$124,411
__________
(1) Includes $4.1 million of certificates of deposit held for sale at December 31, 2022.
As of December 31, 2022, the Company had approximately $7.19 billion of uninsured deposits, which is an estimated amount based on the same methodologies and assumptions used for the Bank’s regulatory requirements.
The following table sets forth the average amount of and the average rate paid on each significant deposit category:

	Years ended December 31,
	2022		2021		2020
	Average Deposits	Average Rate	Average Deposits	Average Rate	Average Deposits	Average Rate

	(dollars in thousands)
Money market	$4,324,611	0.14%	$3,805,723	0.08%	$3,043,731	0.14%
Interest-bearing demand	2,056,059	0.09%	1,637,531	0.07%	1,248,975	0.12%
Savings	1,633,354	0.02%	1,382,277	0.02%	1,022,388	0.01%
Interest-bearing public funds, other than certificates of deposit	734,667	1.03%	721,090	0.14%	544,109	0.37%
Certificates of deposit	400,756	0.17%	363,902	0.18%	348,855	0.39%
Total interest-bearing deposits	9,149,447	0.18%	7,910,523	0.08%	6,208,058	0.15%
Demand and other noninterest-bearing	8,773,511		7,811,880		6,304,197
Total average deposits	$17,922,958		$15,722,403		$12,512,255
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
The Company had off-balance sheet loan commitments aggregating $3.91 billion and $3.50 billion at December 31, 2022 and 2021, respectively. Standby letters of credit were $33.2 million at December 31, 2022, a decrease from $36.0 million at December 31, 2021.
Liquidity and Sources of Funds
In general, our primary sources of funds are net income, loan repayments, maturities and principal payments on investment securities, customer deposits, advances from the FHLB, borrowings from the FRB, securities repurchase agreements, subordinated debentures, junior subordinated debentures and a revolving line of credit available, if necessary. These funds are used to make loans, purchase investments, meet deposit withdrawals and maturing liabilities and cover operational expenses. Scheduled loan repayments and client deposits have proven to be a relatively stable source of funds while other deposit inflows and unscheduled loan prepayments are influenced by interest rate levels, competition and general economic conditions. We manage liquidity through monitoring sources and uses of funds on a daily basis and had unused credit lines with the FHLB and the FRB of $1.92 billion and $198.8 million, respectively, at December 31, 2022, that are available to us as a supplemental funding source. The holding company’s sources of funds are dividends from its banking subsidiary which are used to fund dividends to shareholders, purchase treasury shares and cover operating expenses.
In addition, we have a shelf registration statement on file with the SEC registering an unspecified amount of any combination of debt or equity securities, depository shares, purchase contracts, units and warrants in one or more offerings. From time to time, we may seek to raise additional capital in order to meet our commitments, fund our business needs and future growth, and supplement our regulatory capital. Specific information regarding the terms of the securities being offered will be provided at the time of any offering. Proceeds from any future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, repurchasing or redeeming outstanding securities, working capital, funding future acquisitions or other purposes identified at the time of any future offering.
We are party to many contractual financial obligations, including repayments of deposits and borrowings and payments for operating leases. The table below presents certain future financial obligations of the Company:

	Payments due within time period at December 31, 2022
	0-12 Months	1-3 Years	4-5 Years	Due after Five Years	Total

	(in thousands)
Total deposits (1) (2)	$16,616,237	$77,231	$17,972	$10	$16,711,450
FHLB advances (1)	949,000	—	—	5,315	954,315
Operating leases	11,597	19,564	14,749	18,269	64,179
Other borrowings (1)	95,168	—	—	—	95,168
Junior subordinated debentures (1)	—	—	—	10,310	10,310
Subordinated debentures (1)	—	10,000	—	—	10,000
Total	$17,672,002	$106,795	$32,721	$33,904	$17,845,422
__________
(1) In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(2) Includes $585.1 million of deposits held for sale at December 31, 2022.
For additional information regarding our contractual obligations, see Notes 10, 11, 12, 13, 14 and 15 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Capital
Our shareholders’ equity decreased to $2.21 billion at December 31, 2022, from $2.59 billion at December 31, 2021. This decrease was primarily a result of market value decreases in our available for sale securities portfolio, partially offset by higher retained earnings. Shareholders’ equity was 10.92% and 12.36% of total assets at December 31, 2022 and 2021, respectively. Dividends per common share were $1.20 and $1.14, for the years ended December 31, 2022 and 2021, respectively.
Regulatory Capital. We are subject to the Capital Rules (as discussed in “Item 1. Business—Supervision and Regulation—Regulatory Capital Requirements”), which implement the Basel III capital framework and various provisions of the Dodd-Frank Act. The Company and the Bank are required to maintain a capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The Company and the Bank met all such capital requirements as of December 31, 2022.
In addition, FDIC regulations set forth the qualifications necessary for a bank to be classified as “well-capitalized” (as discussed in “Item 1. Business—Supervision and Regulation—Prompt Corrective Action Framework”), primarily for assignment of FDIC insurance premium rates. Failure to qualify as “well-capitalized” can negatively impact a bank’s ability to expand and to engage in certain activities. The Company and the Bank qualified as “well-capitalized” at December 31, 2022 and 2021.
As part of their response to the impact of COVID-19, the U.S. federal regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule. As a result, certain capital ratios and amounts as of December 31, 2022 exclude the impact of the increased allowance for credit losses related to the adoption of CECL.
The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2022 and 2021:

	Company		Columbia Bank
	2022	2021	2022	2021

CET1 risk-based capital ratio	12.87%	13.01%	12.93%	13.06%
Tier 1 risk-based capital ratio	12.87%	13.01%	12.93%	13.06%
Total risk-based capital ratio	13.98%	14.21%	13.97%	14.18%
Leverage ratio	9.34%	8.55%	9.47%	8.60%
Dividends
The following table sets forth the dividends paid per common share and the dividend payout ratio (dividends paid per common share divided by diluted EPS):

	Years ended December 31,
	2022	2021	2020

Dividends paid per common share - regular	$1.20	$1.14	$1.12
Dividends paid per common share - special	—	—	0.22
Dividends paid per common share	$1.20	$1.14	$1.34

Dividend payout ratio (1)	38%	41%	62%
 ______________
(1) Dividends paid per common share as a percentage of earnings per diluted common share
Subsequent to year end, on January 24, 2023, the Company declared a quarterly cash dividend of $0.30 per share payable on February 21, 2023, to shareholders of record at the close of business on February 6, 2023.

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
Non-GAAP Financial Measures
In addition to the capital ratios defined by banking regulators, the Company considers various measures when evaluating capital utilization and adequacy, including:
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

	December 31,
	2022	2021

	(dollars in thousands)
Shareholders’ equity	$2,213,153	$2,588,742
Goodwill	(823,172)	(823,172)
Other intangible assets, net	(25,949)	(34,647)
Tangible common equity (a)	1,364,032	1,730,923
Total assets	20,265,843	20,945,333
Goodwill	(823,172)	(823,172)
Other intangible assets, net	(25,949)	(34,647)
Tangible assets (b)	$19,416,722	$20,087,514
Risk-weighted assets, determined in accordance with prescribed regulatory requirements (c)	$14,649,966	$13,146,341
Ratios:
Tangible common equity to tangible assets (a)/(b)	7.03%	8.62%
Tangible common equity to risk-weighted assets (a)/(c)	9.31%	13.17%

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
The following table reconciles the Company’s calculation of the operating net interest margin (tax equivalent) to the net interest margin (tax equivalent) for the periods indicated:

	Years ended December 31,
	2022	2021	2020

Operating net interest margin non-GAAP reconciliation:	(dollars in thousands)
Net interest income (tax equivalent) (1)	$631,058	$535,311	$507,574
Adjustments to arrive at operating net interest income (tax equivalent):
Incremental accretion income on acquired loans	3,943	(2,811)	(6,154)
Premium amortization on acquired securities	3,852	2,752	3,409
Interest reversals on nonaccrual loans (2)	—	—	2,000
Operating net interest income (tax equivalent) (1)	$638,853	$535,252	$506,829
Average interest earning assets	$18,868,795	$16,910,818	$13,916,611
Net interest margin (tax equivalent) (1)	3.34%	3.17%	3.65%
Operating net interest margin (tax equivalent) (1)	3.39%	3.17%	3.64%
__________
(1) Tax-exempt interest income has been adjusted to a tax equivalent basis. The amount of such adjustment was an addition to net interest income of $8.2 million, $7.8 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Interest Rate Risk Sensitivity
We use a number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Basic assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and may not be realized and, as a result, actual results will differ from our projections. In addition, variances in the timing, magnitude and frequency of interest rate changes, overall market conditions including volumes and pricing, changes in management strategies, among other factors will also result in variances between projected and actual results.
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates gradually increased or decreased during the first year, based on the results of the simulation model as of December 31, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$6,420	0.99%	$43,017	6.27%
-100	$(6,445)	(0.99)%	$(31,589)	(4.61)%
The following table summarizes the expected impact on net interest income over a one or two year period if interest rates instantaneously increased or decreased, based on the results of the simulation model as of December 31, 2022:

	Year one		Year two
Change in basis points (bps)	Change in net interest income	% Change in net interest income	Change in net interest income	% Change in net interest income

	(dollars in thousands)
+200	$18,971	2.93%	$62,062	9.05%
-100	$(19,518)	(3.01)%	$(41,788)	(6.09)%

The projections are based on the current interest rate environment and a stable balance sheet. Market interest rates increased substantially during 2022 with short-term interest rates increasing substantially more than long-term interest rates resulting in an inverted yield curve at year end. Due to the rise in short-term interest rates, the majority of our floating rate loans are no longer constrained by interest rate floors. However our ability to reprice deposits downward is still limited given our low cost of funds.
Our asset sensitivity decreased since the prior quarter and year ends mainly due to the decline in deposits during the quarter and the corresponding increase in short-term FHLB borrowings. Balance sheet projections for this analysis include the sales of branches and a corresponding increase in borrowings. The net impact of the change in funding mix was a decrease in the duration of funding, which reduced the net interest income benefits of rising interest rates but also reduced our exposure to falling interest rates. Prudent management of deposit rates and balances will be the key driver in realizing the projected asset sensitivity.
Net interest income sensitivity excludes the amortization of premiums, discounts and deferred fees on the existing loan portfolio although the amortization of the collar is included in loan interest income.
On January 23, 2019, the Company entered into an interest rate collar derivative transaction with a $500.0 million notional based on 1-month LIBOR. In October 2020, the collar was terminated and resulted in a $34.4 million realized gain that was recorded in accumulated other comprehensive income, net of deferred income taxes. The gain will amortize into interest income through February 2024, which is in line with the initial term of the interest rate collar. The gain will be amortized in this manner as long as the cash flows pertaining to the hedged item are expected to occur.
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
The table on the following page sets forth the estimated maturity or repricing, and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities at December 31, 2022. The amounts in the table are derived from our internal data and are based upon SEC reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere herein that has been prepared in accordance with accounting principles generally accepted in the United States.
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

December 31, 2022	Estimated Maturity or Repricing
	0-3 months	4-12 months	Over 1 year through 5 years	Due after 5 years	Total

	(dollars in thousands)
Interest-Earning Assets
Interest-earning deposits	$29,283	$—	$—	$—	$29,283
Loans, net of deferred fees	3,978,005	1,127,424	4,392,671	2,112,873	11,610,973
Loans held for sale	76,843	—	—	—	76,843
Investments	167,010	418,387	2,673,919	3,426,160	6,685,476
Total interest-earning assets	$4,251,141	$1,545,811	$7,066,590	$5,539,033	18,402,575
ACL					(158,438)
Cash and due from banks					262,458
Premises and equipment, net					160,578
Other assets					1,598,670
Total assets					$20,265,843
Interest-Bearing Liabilities
Interest-bearing non-maturity deposits	$7,976,013	$—	$—	$—	$7,976,013
Time deposits	155,589	111,284	95,203	11	362,087
Subordinated debentures	10,000	—	—	—	10,000
Borrowings	1,054,478	15	—	5,300	1,059,793
Total interest-bearing liabilities	$9,196,080	$111,299	$95,203	$5,311	9,407,893
Other liabilities					8,644,797
Total liabilities					18,052,690
Shareholders’ equity					2,213,153
Total liabilities and shareholders’ equity					$20,265,843
Interest-bearing liabilities as a percent of total interest-earning assets	49.97%	0.60%	0.52%	0.03%
Rate sensitivity gap	$(4,944,939)	$1,434,512	$6,971,387	$5,533,722
Cumulative rate sensitivity gap	$(4,944,939)	$(3,510,427)	$3,460,960	$8,994,682
Rate sensitivity gap as a percentage of interest-earning assets	(26.87)%	7.80%	37.88%	30.07%
Cumulative rate sensitivity gap as a percentage of interest-earning assets	(26.87)%	(19.08)%	18.81%	48.88%
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
LIBOR Transition
Management has discontinued use of LIBOR in new contracts, including loans, investment securities and interest rate derivatives. Current actions include the implementation of substitute language for legacy LIBOR-based loans to transition to SOFR before June 2023, at which point LIBOR will no longer be an option for Columbia Bank to use. This is likely to require some additional costs and litigation risk may rise with contract renewals. We are in discussions with our counterparties and tracking industry developments to ensure a smooth transition for clients and competitive loan pricing.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company estimates its allowance for credit losses (ACL) using information derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Specifically, the Company measures reserves on a collective (pool) basis for all loan classes with similar risk characteristics, using a quantitative discounted cash flows model that is then qualitatively adjusted for large loan concentrations, policy exemptions granted, and other factors. The quantitative model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of the loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Company utilizes an 18-month forecast for the macroeconomic factors, after which the probability of default reverts to its historical mean using a straight-line basis. As of December 31, 2022, the ACL was $158.4 million.
Significant management judgments are required in determining whether, and to what extent, qualitative adjustments for each portfolio loan class are required and the selection of the reasonable and supportable forecasts of future economic conditions. The subjectivity of the judgments made in selecting qualitative adjustments and the forecasts for the macroeconomic factors remains elevated due to continued economic volatility.
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
February 24, 2023
Seattle, Washington

We have served as the Company’s auditor since 1997.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

			December 31,
			2022	2021

			(in thousands)
ASSETS
Cash and due from banks			$262,458	$153,414
Interest-earning deposits with banks			29,283	671,300
Total cash and cash equivalents			291,741	824,714
Debt securities available for sale at fair value (amortized cost of $5,282,846 and $5,898,041, respectively)			4,589,099	5,910,999
Debt securities held to maturity at amortized cost (fair value of $1,722,778 and $2,122,606, respectively)			2,034,792	2,148,327
Equity securities			13,425	13,425
FHLB stock at cost			48,160	10,280
Loans held for sale (includes $907 and $9,570, respectively, measured at fair value) (1)			76,843	9,774
Loans, net of unearned income			11,610,973	10,641,937
Less: ACL			158,438	155,578
Loans, net			11,452,535	10,486,359
Interest receivable			64,908	56,019
Premises and equipment, net			160,578	172,144
OREO			—	381
Goodwill			823,172	823,172
Other intangible assets, net			25,949	34,647
Other assets			684,641	455,092
Total assets			$20,265,843	$20,945,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing (includes $259,360 at December 31, 2022 classified as held for sale)			$8,373,350	$8,856,714
Interest-bearing (includes $325,696 at December 31, 2022 classified as held for sale)			8,338,100	9,153,401
Total deposits			16,711,450	18,010,115
FHLB advances			954,315	7,359
Securities sold under agreements to repurchase			95,168	86,013
Subordinated debentures			10,000	10,000
Junior subordinated debentures			10,310	10,310
Other liabilities			271,447	232,794
Total liabilities			18,052,690	18,356,591
Commitments and contingent liabilities (Note 19)
Shareholders’ equity:
December 31,
	2022	2021

(in thousands)
Preferred stock (no par value)
Authorized shares	2,000	2,000
Common stock (no par value)
Authorized shares	115,000	115,000
Issued	80,830	80,695	1,944,471	1,930,187
Outstanding	78,646	78,511
Retained earnings			850,011	694,227
Accumulated other comprehensive income (loss)			(510,495)	35,162
Treasury stock at cost	2,184	2,184	(70,834)	(70,834)
Total shareholders’ equity			2,213,153	2,588,742
Total liabilities and shareholders’ equity			$20,265,843	$20,945,333
__________
(1) Amounts represent loans for which the Company has elected the fair value option. The remaining loans held for sale at December 31, 2022 relate to our pending divestitures and are held at the lower of cost or market value.

See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2022	2021	2020

	(in thousands except per share amounts)
Interest Income
Loans	$495,829	$415,770	$426,003
Taxable securities	133,084	107,594	81,578
Tax-exempt securities	14,820	11,746	9,567
Deposits in banks	2,748	955	661
Total interest income	646,481	536,065	517,809
Interest Expense
Deposits	16,533	6,186	9,367
FHLB advances and FRB borrowings	4,659	291	6,264
Subordinated debentures	807	1,932	1,871
Other borrowings	1,646	137	196
Total interest expense	23,645	8,546	17,698
Net Interest Income	622,836	527,519	500,111
Provision for credit losses	1,950	4,800	77,700
Net interest income after provision for credit losses	620,886	522,719	422,411
Noninterest Income
Deposit account and treasury management fees	31,498	27,107	27,019
Card revenue	20,186	18,503	13,928
Financial services and trust revenue	17,659	15,753	12,830
Loan revenue	12,582	22,044	24,802
Bank owned life insurance	7,636	6,533	6,418
Investment securities gains (losses), net	(9)	314	16,710
Other	9,592	3,840	2,793
Total noninterest income	99,144	94,094	104,500
Noninterest Expense
Compensation and employee benefits	241,139	224,034	209,722
Occupancy	41,150	37,815	36,013
Data processing and software	41,117	33,498	29,449
Legal and professional fees	20,578	18,910	12,158
Amortization of intangibles	8,698	7,987	8,724
B&O taxes	6,797	5,903	4,970
Advertising and promotion	3,962	3,383	4,466
Regulatory premiums	6,619	4,912	2,956
Net cost (benefit) of operation of OREO	114	66	(315)
Other	32,209	23,796	26,376
Total noninterest expense	402,383	360,304	334,519
Income before income taxes	317,647	256,509	192,392
Income tax provision	67,469	53,689	38,148
Net Income	$250,178	$202,820	$154,244
Earnings Per Common Share
Basic	$3.20	$2.79	$2.17
Diluted	$3.20	$2.78	$2.17
Weighted average number of common shares outstanding	78,047	72,683	70,835
Weighted average number of diluted common shares outstanding	78,193	72,873	70,880
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2022	2021	2020

	(in thousands)
Net income	$250,178	$202,820	$154,244
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from securities:
Net unrealized holding gain (loss) from available for sale debt securities arising during the period, net of tax of $170,452, $41,647 and $(39,489)	(536,262)	(137,482)	130,355
Reclassification adjustment of net (gain) loss from available for sale debt securities arising during the period, net of tax of $(2), $73 and $66	7	(242)	(219)
Amortization of net unrealized gain for the reclassification of available for sale securities to held to maturity, net of tax of $1,740, $702 and $—	(6,074)	(2,316)	—
Net unrealized gain (loss) from available for sale debt securities, net of reclassification adjustment	(542,329)	(140,040)	130,136
Pension plan liability adjustment:
Unrecognized net actuarial gain (loss) and plan amendments during the period, net of tax of $(1,317), $(170) and $659	4,533	562	(2,177)
Less: amortization of unrecognized net actuarial losses included in net periodic pension cost, net of tax of $(122), $(139) and $(96)	402	459	318
Pension plan liability adjustment, net	4,935	1,021	(1,859)
Unrealized gain from cash flow hedging instruments:
Net unrealized gain in cash flow hedging instruments arising during the period, net of tax of $—, $— and $(6,062)	—	—	20,012
Reclassification adjustment for net gain in cash flow hedging instruments included in income, net of tax of $2,178, $2,427 and $1,957	(8,263)	(8,014)	(6,461)
Net unrealized gain (loss) from cash flow hedging instruments, net of reclassification adjustment	(8,263)	(8,014)	13,551
Other comprehensive income (loss)	(545,657)	(147,033)	141,828
Total comprehensive income (loss)	$(295,479)	$55,787	$296,072
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	(in thousands, except per share amounts)
Balance at January 1, 2020	72,124	$1,650,753	$519,676	$40,367	$(50,834)	$2,159,962
Adjustment to opening retained earnings pursuant to adoption of ASU 2016-13	—	—	(2,457)	—	—	(2,457)
Net income	—	—	154,244	—	—	154,244
Other comprehensive income	—	—	—	141,828	—	141,828
Issuance of common stock - employee stock purchase plan	65	2,028	—	—	—	2,028
Issuance of common stock - RSAs and RSUs, net of canceled awards	208	10,737	—	—	—	10,737
Activity in deferred compensation plan	—	2	—	—	—	2
Purchase and retirement of common stock	(68)	(2,522)	—	—	—	(2,522)
Cash dividends declared on common stock ($1.34 per share)	—	—	(96,215)	—	—	(96,215)
Purchase of treasury stock	(731)	—	—	—	(20,000)	(20,000)
Balance at December 31, 2020	71,598	$1,660,998	$575,248	$182,195	$(70,834)	$2,347,607
Net income	—	—	202,820	—	—	202,820
Other comprehensive loss	—	—	—	(147,033)	—	(147,033)
Issuance of common stock - acquisition related	6,740	256,061	—	—	—	256,061
Issuance of common stock - employee stock purchase plan	74	2,350	—	—	—	2,350
Issuance of common stock - RSAs and RSUs, net of canceled awards	190	14,926	—	—	—	14,926
Activity in deferred compensation plan	—	(8)	—	—	—	(8)
Purchase and retirement of common stock	(91)	(4,140)	—	—	—	(4,140)
Cash dividends declared on common stock ($1.14 per share)	—	—	(83,841)	—	—	(83,841)
Balance at December 31, 2021	78,511	$1,930,187	$694,227	$35,162	$(70,834)	$2,588,742
Net income	—	—	250,178	—	—	250,178
Other comprehensive loss	—	—	—	(545,657)	—	(545,657)
Issuance of common stock - employee stock purchase plan	69	2,110	—	—	—	2,110
Issuance of common stock - RSAs and RSUs, net of canceled awards	176	16,158	—	—	—	16,158
Activity in deferred compensation plan	—	5	—	—	—	5
Purchase and retirement of common stock	(110)	(3,989)	—	—	—	(3,989)
Cash dividends declared on common stock ($1.20 per share)	—	—	(94,394)	—	—	(94,394)
Balance at December 31, 2022	78,646	$1,944,471	$850,011	$(510,495)	$(70,834)	$2,213,153
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Cash Flows From Operating Activities
Net income	$250,178	$202,820	$154,244
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,950	4,800	77,700
Stock-based compensation expense	16,158	14,926	10,737
Depreciation, amortization and accretion	49,018	23,168	14,893
Investment securities loss (gain), net	9	(314)	(16,710)
Net realized gain on sale of premises and equipment, loans held for investment and OPPO	(4,777)	(500)	(1,334)
Net realized loss (gain) on sale and valuation adjustments of OREO	181	40	(34)
Gain on bank owned life insurance death benefit	(965)	(344)	—
Originations of loans held for sale	(116,463)	(336,455)	(491,385)
Proceeds from sales of loans held for sale	125,161	352,823	483,130
Change in fair value of loans held for sale	169	339	(508)
Deferred income tax (benefit)	(6,113)	(6,629)	(13,768)
Net change in:
Interest receivable	(8,889)	4,049	(7,992)
Interest payable	1,485	62	(933)
Other assets	(35,491)	6,815	(48,539)
Other liabilities	29,073	(30,535)	32,791
Net cash provided by operating activities	300,684	235,065	192,292
Cash Flows From Investing Activities
Loans originated, net of principal collected	(1,061,878)	174,463	(619,543)
Investment in low income housing tax credit partnerships	(2,850)	(1,408)	—
Purchases of:
Debt securities available for sale	(186,547)	(3,128,233)	(2,118,667)
Debt securities held to maturity	(97,658)	(257,503)	—
Loans held for investment	—	(279,734)	(50,035)
Premises and equipment	(7,210)	(6,125)	(8,720)
FHLB stock	(68,841)	(1)	(53,240)
Proceeds from:
Sales of debt securities available for sale	741	89,219	194,697
Sales of equity securities	—	—	3,000
Principal repayments and maturities of securities available for sale	769,991	764,253	603,129
Principal repayments and maturities of debt securities held to maturity	188,445	107,578	—
Sales of premises and equipment and loans held for investment	37,001	15,880	2,948
Redemption of FHLB stock	30,961	7,464	91,080
Sales of OREO and OPPO	200	132	1,074
Bank owned life insurance death benefit	1,955	671	1,050
Termination of cash flow hedging instrument	—	—	34,442
Net cash received in business combinations	—	154,984	—
Net cash used in investing activities	(395,690)	(2,358,360)	(1,918,785)

COLUMBIA BANKING SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(1,297,929)	2,402,669	3,185,167
Net increase in sweep repurchase agreements	9,155	12,154	9,422
Proceeds from:
Employee stock purchase plan	2,110	2,350	2,028
FHLB advances	2,928,030	30	1,331,000
FRB borrowings	210,030	40	222,010
Other borrowings	100	—	9,222
Payments for:
FHLB advances	(1,981,030)	(30)	(2,277,000)
FRB borrowings	(210,030)	(40)	(222,010)
Other borrowings	(100)	—	(9,222)
Common stock dividends	(94,314)	(83,790)	(95,509)
Repayment of subordinated debentures	—	(35,000)	—
Purchase of treasury stock	—	—	(20,000)
Purchase and retirement of common stock	(3,989)	(4,140)	(2,522)
Net cash provided by (used in) financing activities	(437,967)	2,294,243	2,132,586
Increase (decrease) in cash and cash equivalents	(532,973)	170,948	406,093
Cash and cash equivalents at beginning of period	824,714	653,766	247,673
Cash and cash equivalents at end of period	$291,741	$824,714	$653,766

Supplemental Information:
Interest paid	$22,160	$8,484	$18,631
Income taxes paid, net of refunds	$72,989	$60,562	$43,287
Non-cash investing and financing activities:
Transfer of debt securities available for sale to debt securities held to maturity	$—	$2,012,123	$—
Transfer of loans held for investment to loans held for sale	$75,936	$—	$—
Loans transferred to OREO	$—	$—	$1,033
Common stock issued in connection with acquisition	$—	$256,061	$—
Premises and equipment expenditures incurred but not yet paid	$71	$63	$302
Change in dividends payable on unvested shares included in other liabilities	$80	$51	$706
See accompanying Notes to Consolidated Financial Statements.

COLUMBIA BANKING SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021 and 2020
1.Summary of Significant Accounting Policies
Organization
Columbia Banking System, Inc. (the “Corporation,” “we,” “our,” “Columbia” or the “Company”) is the holding company for Columbia State Bank (“Columbia Bank” or the “Bank”) and Columbia Trust Company (“Columbia Trust”). The Bank provides a full range of financial services through 152 branch locations, including 67 in the State of Washington, 59 in Oregon, 15 in Idaho and 11 in California. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation, the Bank and Columbia Trust together. The Corporation is approved as a bank holding company pursuant to the Gramm-Leach-Bliley Act of 1999.
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
In addition, loans related to the branch divestitures in connection with our merger with Umpqua were reclassified as held for sale at December 31, 2022. These loans are carried at the lower of amortized cost or fair value.
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
Identified intangible assets are amortized on an accelerated basis over the period benefited. Intangible assets are also evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections. At December 31, 2022, intangible assets included in the Consolidated Balance Sheets principally consisted of CDI with an original estimated life of 10 years.

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
Accounting Pronouncements Recently Adopted or Issued
Accounting Standards Adopted in 2022
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date included in ASU 2020-04 to provide temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. Preceding the issuance of ASU 2020-04, which established ASC 848, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it would no longer need to persuade or compel banks to submit to LIBOR after December 31, 2021. In response, the FASB established a December 31, 2022 expiration date of ASC 848. In March 2021, the FCA announced that the intended cessation date of LIBOR in the United States would be June 30, 2023. Accordingly, ASU 2022-06 defers the expiration date of ASC 848 to December 31, 2024. This ASU was effective immediately and did not have a material impact on the Company’s Consolidated Financial Statements.
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
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period of October 1, 2021 to December 31, 2022. Disclosure of the amount of Bank of Commerce’s revenue and net income (excluding integration costs) included in Columbia’s Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for this acquisition.

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
The following table shows the impact of the merger-related expenses related to the acquisition of Bank of Commerce for the periods indicated to the various components of noninterest expense:

	Years ended December 31,
	2022	2021	2020

	(in thousands)
Noninterest Expense
Compensation and employee benefits	$1,753	$4,875	$—
Occupancy	928	271	—
Data processing	1,584	287	—
Legal and professional fees	414	4,429	—
Advertising and promotion	18	9	—
Other	896	499	—
Total impact of merger-related costs to noninterest expense	$5,593	$10,370	$—
In addition, related to the pending transaction with Umpqua, the Company recognized $13.5 million of merger-related expenses for the year ended December 31, 2022. The Company expects to close this transaction after close of business on February 28, 2023. See Note 29, “Subsequent Events,” for additional information.

3.Cash and Cash Equivalents
Generally, the Company is required to maintain an average reserve balance with the FRB, which is based on a percentage of deposits, or maintain such reserve balance in the form of cash. However, the Federal Reserve reduced the required percentage to zero effective March 26, 2020; therefore, the Company did not have an average required reserve balance for the years ended December 31, 2022 or 2021.
4.Securities
At December 31, 2022, the Company’s securities portfolio primarily consisted of securities issued by the U.S. government, U.S. government agencies, U.S. government-sponsored enterprises and states and municipalities. Nearly all of the Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government. The remainder of the Company’s available for sale mortgage-backed securities are non-agency collateralized mortgage obligations which currently carry ratings no lower than A. The Company had no other issuances in its portfolio which exceeded ten percent of shareholders’ equity.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2022	(in thousands)
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,188,381	$382	$(429,053)	$2,759,710
Other asset-backed securities	376,336	—	(48,983)	327,353
State and municipal securities	959,469	199	(125,595)	834,073
U.S. government agency and government-sponsored enterprise securities	222,829	2	(14,062)	208,769
U.S. government securities	183,049	—	(15,153)	167,896
Non-agency collateralized mortgage obligations	352,782	—	(61,484)	291,298
Total available for sale	$5,282,846	$583	$(694,330)	$4,589,099
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,034,792	$—	$(312,014)	$1,722,778
Total held to maturity	$2,034,792	$—	$(312,014)	$1,722,778

December 31, 2021
Available for sale
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,738,616	$45,077	$(38,092)	$3,745,601
Other asset-backed securities	469,052	3,802	(9,791)	463,063
State and municipal securities	983,704	18,525	(4,938)	997,291
U.S. government agency and government-sponsored enterprise securities	252,755	3,095	(3,274)	252,576
U.S. government securities	158,367	—	(831)	157,536
Non-agency collateralized mortgage obligations	295,547	340	(955)	294,932
Total available for sale	$5,898,041	$70,839	$(57,881)	$5,910,999
Held to maturity
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,148,327	$50	$(25,771)	$2,122,606
Total held to maturity	$2,148,327	$50	$(25,771)	$2,122,606
There was no allowance for credit losses on both available for sale securities and held to maturity securities as of December 31, 2022 and December 31, 2021. All of the Company’s debt securities held to maturity were issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income. There were no amounts of accrued interest reversed against interest income for the twelve months ended December 31, 2022 and 2021.

Accrued interest receivable for debt securities is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At December 31, 2022 and 2021, accrued interest receivable for securities available for sale was $17.3 million and $19.2 million, respectively. Accrued interest for securities held to maturity was $4.2 million at December 31, 2022 and $4.4 million at December 31, 2021. The Company does not measure an allowance for credit losses for accrued interest receivable.
The following table provides the proceeds and both gross realized gains and losses on the sales and calls of debt securities available for sale as well as other securities gains and losses for the periods indicated:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Proceeds from sales and calls of debt securities available for sale	$741	$89,219	$194,697

Gross realized gains from sales of debt securities available for sale	$—	$751	$471
Gross realized losses from sales of debt securities available for sale	(9)	(437)	(186)
Other securities gains, net (1)	—	—	16,425
Investment securities gains (losses), net	$(9)	$314	$16,710
__________
(1) Other securities gains includes gain from sale of Visa Class B restricted stock and subsequent write up to fair value of remaining Visa Class B shares.

The following table provides the unrealized gains and losses on equity securities at the reporting date:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Gains recognized during the period on equity securities	$—	$—	$16,425
Less: Losses recognized during the period on equity securities sold during the period.	—	—	(3,000)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date (1).	$—	$—	$13,425
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
The scheduled contractual maturities of debt securities at December 31, 2022 are presented as follows:

	December 31, 2022
	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Due within one year	$85,094	$84,216	$—	$—
Due after one year through five years	1,132,895	1,055,150	301,515	265,831
Due after five years through ten years	1,106,689	973,108	916,571	775,931
Due after ten years	2,958,168	2,476,625	816,706	681,016
Total debt securities	$5,282,846	$4,589,099	$2,034,792	$1,722,778

The following table summarizes the carrying value of securities pledged as collateral to secure public deposits, borrowings and other purposes as permitted or required by law:

	December 31,
	2022	2021

	(in thousands)
To secure public funds	$564,150	$596,779
To secure borrowings	—	98,796
Other securities pledged	266,752	267,213
Total securities pledged as collateral	$830,902	$962,788
The following tables show the gross unrealized losses and fair value of the Company’s debt securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2022	(in thousands)
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$735,898	$(50,201)	$2,005,957	$(378,852)	$2,741,855	$(429,053)
Other asset-backed securities	76,877	(7,579)	250,475	(41,404)	327,352	(48,983)
State and municipal securities	309,675	(23,690)	485,620	(101,905)	795,295	(125,595)
U.S. government agency and government-sponsored enterprise securities	68,656	(1,375)	139,364	(12,687)	208,020	(14,062)
U.S. government securities	—	—	167,896	(15,153)	167,896	(15,153)
Non-agency collateralized mortgage obligations	11,669	(2,736)	279,629	(58,748)	291,298	(61,484)
Total	$1,202,775	$(85,581)	$3,328,941	$(608,749)	$4,531,716	$(694,330)
December 31, 2021
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,292,062	$(30,777)	$176,946	$(7,315)	$2,469,008	$(38,092)
Other asset-backed securities	195,708	(4,823)	117,751	(4,968)	313,459	(9,791)
State and municipal securities	237,354	(3,862)	40,343	(1,076)	277,697	(4,938)
U.S. government agency and government-sponsored enterprise securities	100,813	(1,988)	48,714	(1,286)	149,527	(3,274)
U.S. government securities	157,536	(831)	—	—	157,536	(831)
Non-agency collateralized mortgage obligations	212,259	(955)	—	—	212,259	(955)
Total	$3,195,732	$(43,236)	$383,754	$(14,645)	$3,579,486	$(57,881)

Debt securities available for sale

At December 31, 2022, there were 645 U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligation securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2022.
At December 31, 2022, there were 83 other asset-backed securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2022.

At December 31, 2022, there were 563 state and municipal government securities in an unrealized loss position. The unrealized losses on state and municipal securities were caused by interest rate changes or widening of market spreads subsequent to the purchase of the individual securities. Management monitors published credit ratings of these securities for adverse changes. As of December 31, 2022, none of the rated obligations of state and local government entities held by the Company had a below investment grade credit rating. Because the credit quality of these securities is investment grade and the Company does not currently intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2022.
At December 31, 2022, there were 21 U.S. government agency and government-sponsored enterprise securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2022.
At December 31, 2022, there were 10 U.S. government securities in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2022.
At December 31, 2022, there were 56 non-agency collateralized mortgage obligations in an unrealized loss position. The decline in fair value is attributable to changes in interest rates relative to where these investments fall within the yield curve and their individual characteristics. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company concluded an allowance for credit losses is unnecessary at December 31, 2022.
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
During the year ended December 31, 2020, the Company sold 17,360 shares of Visa Class B restricted stock, which resulted in an observable market price. As a result, the Company adjusted the carrying value of its remaining Visa Class B restricted shares upward to this observable market price. At December 31, 2022, the Company owned 77,683 Visa Class B shares, which had a carrying value of $13.4 million.

5.Loans
The Company’s loan portfolio includes originated and purchased loans. The following is an analysis of the loan portfolio by segment (net of unearned income):

	December 31,
	2022	2021

	(in thousands)
Commercial loans:
Commercial real estate	$5,352,785	$4,981,263
Commercial business	3,750,564	3,423,268
Agriculture	848,903	795,715
Construction	540,861	384,755
Consumer loans:
One-to-four family residential real estate	1,077,494	1,013,908
Other consumer	40,366	43,028
Total loans	11,610,973	10,641,937
Less: Allowance for credit losses	(158,438)	(155,578)
Total loans, net	$11,452,535	$10,486,359
At December 31, 2022 and 2021, the Company had no material foreign activities. Substantially all of the Company’s loans and unfunded commitments are geographically concentrated in its service areas within the states of Washington, Oregon Idaho and California.
At December 31, 2022 and 2021, $4.36 billion and $3.49 billion, respectively, of commercial and residential real estate loans were pledged as collateral on FHLB advances. The Company has also pledged $301.4 million and $200.5 million of commercial loans to the FRB for additional borrowing capacity at December 31, 2022 and 2021, respectively.
Accrued interest receivable for loans is included in “Interest receivable” on the Company’s Consolidated Balance Sheet and is not reflected in the balances in the table above. At December 31, 2022 and 2021, accrued interest receivable for loans was $43.4 million and $32.4 million, respectively. The Company does not measure an allowance for credit losses for accrued interest receivable.

The following is an aging of the amortized cost of the loan portfolio as of December 31, 2022 and 2021:

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2022	(in thousands)
Commercial loans:
Commercial real estate	$5,338,999	$6,756	$3,786	$—	$10,542	$3,244	$5,352,785
Commercial business	3,739,731	4,336	1,364	—	5,700	5,133	3,750,564
Agriculture	842,506	493	1,537	—	2,030	4,367	848,903
Construction	540,861	—	—	—	—	—	540,861
Consumer loans:
One-to-four family residential real estate	1,072,211	4,315	283	—	4,598	685	1,077,494
Other consumer	40,172	160	22	—	182	12	40,366
Total	$11,574,480	$16,060	$6,992	$—	$23,052	$13,441	$11,610,973

	Current Loans	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Nonaccrual Loans	Total Loans

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$4,977,781	$—	$1,610	—	$1,610	$1,872	$4,981,263
Commercial business	3,406,539	2,721	687	—	3,408	13,321	3,423,268
Agriculture	789,112	1,207	—	—	1,207	5,396	795,715
Construction	384,755	—	—	—	—	—	384,755
Consumer loans:
One-to-four family residential real estate	1,010,343	921	211	—	1,132	2,433	1,013,908
Other consumer	42,998	11	—	—	11	19	43,028
Total	$10,611,528	$4,860	$2,508	$—	$7,368	$23,041	$10,641,937
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

The following table summarizes written-off interest on nonaccrual loans for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Commercial loans	$604	$628	$1,972
Consumer loans	25	45	28
Total	$629	$673	$2,000

The following summarizes the amortized cost of nonaccrual loans for which there was no related ACL as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

	(in thousands)
Commercial loans:
Commercial real estate	$2,281	$932
Commercial business	815	5,131
Agriculture	2,111	3,756
Total	$5,207	$9,819

The following is an analysis of loans classified as TDR for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022			2021			2020
	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of TDR Modifications	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	$—	1	$628	$628	—	$—	$—
Commercial business	2	637	637	11	2,600	2,600	11	3,257	3,257
Agriculture	1	633	633	1	583	583	2	3,495	3,495
Consumer loans:
One-to-four family residential real estate	1	50	50	3	155	155	6	814	814
Other consumer	—	—	—	—	—	—	—	—	—
Total	4	$1,320	$1,320	16	$3,966	$3,966	19	$7,566	$7,566
The Company’s loans classified as TDR are loans that have been modified or the borrower has been granted special concessions due to financial difficulties, that if not for the challenges of the borrower, the Company would not otherwise consider. The Company had $123 thousand of commitments to lend additional funds on loans classified as TDR as of December 31, 2022 as compared to $1.5 million of similar commitments at December 31, 2021. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended. The concessions granted in the restructurings, summarized in the table above, largely consisted of maturity extensions, interest rate modifications or a combination of both. In limited circumstances, a reduction in the principal balance of the loan could also be made as a concession. The Company had no loans classified as TDR that defaulted within 12 months of being classified as TDR during the years ended December 31, 2022, 2021 and 2020.

6.Allowance for Credit Losses and Allowance for Unfunded Commitments and Letters of Credit
The ACL is determined through quarterly assessments of the present value of expected future cash flows within the loan portfolio, which are deducted from the loan’s amortized cost basis to determine the expected credit losses of the loan portfolio. We estimate the ACL using relevant and reliable available information, which is derived from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions to and recaptures from the ACL are charged to current period earnings through the provision for credit losses. Loan amounts that are determined to be uncollectible are charged directly against the ACL and netted against amounts recovered on previously charged-off loans.
For the purpose of calculating portfolio level reserves, we have segmented our loan portfolio into two portfolio segments (Commercial and Consumer). The Commercial and Consumer portfolio segments are then further broken down into loan classes by risk characteristics. The risk characteristics include regulatory call codes, type of industry, risk ratings and collateral type.
The ACL is comprised of reserves measured on a collective (pool) basis using a quantitative DCF model for all loan classes with similar risk characteristics and then qualitatively adjusted for large loan concentrations, policy exceptions granted and other factors. The quantitative DCF model utilizes anticipated period cash flows determined on a loan-level basis. The anticipated cash flows take into account contractual principal and interest payments, anticipated segment level prepayments, probability of defaults and historical loss given defaults. The majority of our loan classes utilize regression models to calculate probability of defaults, in which macroeconomic factors are correlated to historical quarterly defaults. The Commercial segment multi-factor models utilize a mix of 15 macroeconomic factors, including the most commonly used factors: Real GDP, National Unemployment Rate, Disposable Personal Income, Home Price Index and Private Inventories. The Consumer segment multi-factor models utilize a mix of three macroeconomic factors: National Unemployment Rate, Home Price Index and Disposable Income. The Company utilizes an 18 month reasonable and supportable forecast for the macroeconomic factors, after which the probability of default reverts to its historical mean using a straight-line basis constructed on each macroeconomic factor’s absolute historical quarterly change.
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

The following tables show a detailed analysis of the ACL for the years ended December 31, 2022, 2021 and 2020:

	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Year Ended December 31, 2022	(in thousands)
Commercial loans:
Commercial real estate	$61,254	$(299)	$207	$(6,306)	$54,856
Commercial business	54,712	(2,108)	2,183	3,049	57,836
Agriculture	8,148	(799)	869	853	9,071
Construction	5,397	—	387	7,358	13,142
Consumer loans:
One-to-four family residential real estate	24,123	(3)	943	(2,708)	22,355
Other consumer	1,944	(1,240)	770	(296)	1,178
Total	$155,578	$(4,449)	$5,359	$1,950	$158,438

	Beginning Balance	Initial ACL recorded for PCD loans acquired during the period	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Year Ended December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate	$68,934	$2,225	$(1,044)	$633	$(9,494)	$61,254
Commercial business	45,250	30	(6,364)	4,862	10,934	54,712
Agriculture	9,052	38	(322)	355	(975)	8,148
Construction	7,636	35	—	593	(2,867)	5,397
Consumer loans:
One-to-four family residential real estate	16,875	286	(170)	907	6,225	24,123
Other consumer	1,393	2	(1,163)	735	977	1,944
Unallocated	—	—	—	—	—	—
Total	$149,140	$2,616	$(9,063)	$8,085	$4,800	$155,578

	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance

Year Ended December 31, 2020			(in thousands)
Commercial loans:
Commercial real estate	$20,340	$7,533	$(1,419)	$131	$42,349	$68,934
Commercial business	30,292	762	(12,396)	3,438	23,154	45,250
Agriculture	15,835	(9,325)	(6,427)	172	8,797	9,052
Construction	8,571	(1,750)	—	709	106	7,636
Consumer loans:
One-to-four family residential real estate	7,435	4,237	(84)	2,083	3,204	16,875
Other consumer	883	778	(766)	399	99	1,393
Unallocated	612	(603)	—	—	(9)	—
Total	$83,968	$1,632	$(21,092)	$6,932	$77,700	$149,140
The $2.9 million increase in the ACL at December 31, 2022 compared to the ACL at December 31, 2021 was primarily due to the increase in the size of the loan portfolio. This was partially offset by significant improvement in the portfolio composition with declining special mention and substandard loans as a percentage of the portfolio, lower anticipated losses given default and the reductions of pandemic-related model inputs. The ACL does not include a reserve for the PPP loans as these loans are fully guaranteed by the SBA.

Changes in the allowance for unfunded commitments and letters of credit, a component of “Other liabilities” in the Consolidated Balance Sheets, are summarized as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$8,500	$8,300	$3,430
Impact of Adopting ASC 326	—	—	1,570
Net changes in the allowance for unfunded commitments and letters of credit	(500)	200	3,300
Ending balance	$8,000	$8,500	$8,300
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
We evaluate the credit quality of our loan portfolio using regulatory risk ratings, which are based on relevant information about the borrower’s financial condition, including current financial condition, historical payment experience, credit documentation and current economic trends. Risk ratings are reviewed and updated whenever appropriate, with more periodic reviews as the risk and dollar value of the loss on the loan increases. All loans risk rated special mention or worse with amortized costs exceeding $250,000 are reviewed at least quarterly with more frequent review for specific loans.
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

The following is an analysis of the credit quality of our loan portfolio as of December 31, 2022 and 2021:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior			Total (1)

December 31, 2022	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,182,136	$1,009,480	$636,056	$588,494	$394,552	$1,295,185	$75,487	$12,551	$5,193,941
Special mention	1,698	—	1,357	15,199	1,513	13,590	—	—	33,357
Substandard	318	7,460	20,317	30,422	2,904	60,343	3,723	—	125,487
Total commercial real estate	$1,184,152	$1,016,940	$657,730	$634,115	$398,969	$1,369,118	$79,210	$12,551	$5,352,785
Commercial business
Pass	$521,615	$658,452	$337,927	$208,199	$159,105	$247,086	$1,456,332	$9,736	$3,598,452
Special mention	1,129	3,681	617	6,335	187	193	17,988	74	30,204
Substandard	2,716	6,162	2,210	16,164	20,321	28,402	39,037	6,896	121,908
Total commercial business	$525,460	$668,295	$340,754	$230,698	$179,613	$275,681	$1,513,357	$16,706	$3,750,564
Agriculture
Pass	$141,623	$119,538	$68,621	$67,689	$20,570	$91,411	$301,607	$1,345	$812,404
Special mention	3,890	659	—	198	—	33	598	—	5,378
Substandard	1,425	1,280	2,104	2,986	20	6,105	17,201	—	31,121
Total agriculture	$146,938	$121,477	$70,725	$70,873	$20,590	$97,549	$319,406	$1,345	$848,903
Construction
Pass	$220,558	$208,472	$20,334	$14,329	$2,437	$3,192	$67,559	$1,037	$537,918
Special mention	—	734	—	—	—	—	—	—	734
Substandard	—	—	—	1,717	443	49	—	—	2,209
Total construction	$220,558	$209,206	$20,334	$16,046	$2,880	$3,241	$67,559	$1,037	$540,861
Consumer loans:
One-to-four family residential real estate
Pass	$156,406	$354,364	$124,150	$37,546	$39,054	$84,403	$277,930	$1,288	$1,075,141
Substandard	—	—	—	253	498	932	510	160	2,353
Total one-to-four family residential real estate	$156,406	$354,364	$124,150	$37,799	$39,552	$85,335	$278,440	$1,448	$1,077,494
Other consumer
Pass	$5,235	$2,614	$1,169	$819	$1,209	$7,833	$21,276	$201	$40,356
Substandard	—	—	—	—	—	10	—	—	10
Total consumer	$5,235	$2,614	$1,169	$819	$1,209	$7,843	$21,276	$201	$40,366
Total	$2,238,749	$2,372,896	$1,214,862	$990,350	$642,813	$1,838,767	$2,279,248	$33,288	$11,610,973
Less:
Allowance for credit losses									158,438
Loans, net									$11,452,535
_________
(1) Loans that are on short-term deferments are treated as Pass loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior			Total

December 31, 2021	(in thousands)
Commercial loans:
Commercial real estate
Pass	$1,068,493	$760,545	$650,593	$492,348	$515,233	$1,180,115	$74,754	$3,644	$4,745,725
Special mention	2,252	—	19,016	6,196	163	27,270	—	2,199	57,096
Substandard	4,119	5,897	45,769	9,112	29,917	82,599	1,029	—	178,442
Total commercial real estate	$1,074,864	$766,442	$715,378	$507,656	$545,313	$1,289,984	$75,783	$5,843	$4,981,263
Commercial business
Pass	$891,957	$426,004	$280,823	$217,605	$144,363	$232,356	$1,028,616	$35,411	$3,257,135
Special mention	621	135	6,097	747	105	51	34,256	236	42,248
Substandard	4,329	4,610	18,393	28,066	20,568	27,462	18,796	1,661	123,885
Total commercial business	$896,907	$430,749	$305,313	$246,418	$165,036	$259,869	$1,081,668	$37,308	$3,423,268
Agriculture
Pass	$147,561	$87,964	$74,658	$29,739	$46,058	$79,693	$266,573	$5,448	$737,694
Special mention	162	—	445	—	—	—	565	—	1,172
Substandard	—	7,717	9,148	1,616	5,532	1,833	29,125	1,878	56,849
Total agriculture	$147,723	$95,681	$84,251	$31,355	$51,590	$81,526	$296,263	$7,326	$795,715
Construction
Pass	$228,661	$53,880	$35,795	$3,183	$3,285	$2,189	$55,765	$—	$382,758
Substandard	—	—	1,748	—	—	249	—	—	1,997
Total construction	$228,661	$53,880	$37,543	$3,183	$3,285	$2,438	$55,765	$—	$384,755
Consumer loans:
One-to-four family residential real estate
Pass	$390,153	$140,799	$56,520	$51,549	$32,447	$111,307	$222,747	$1,347	$1,006,869
Substandard	85	470	183	562	234	4,736	485	284	7,039
Total one-to-four family residential real estate	$390,238	$141,269	$56,703	$52,111	$32,681	$116,043	$223,232	$1,631	$1,013,908
Other consumer
Pass	$7,045	$2,711	$1,950	$13,489	$560	$1,277	$15,853	$97	$42,982
Substandard	—	—	—	—	1	13	23	9	46
Total consumer	$7,045	$2,711	$1,950	$13,489	$561	$1,290	$15,876	$106	$43,028
Total	$2,745,438	$1,490,732	$1,201,138	$854,212	$798,466	$1,751,150	$1,748,587	$52,214	$10,641,937
Less:
Allowance for credit losses									155,578
Loans, net									$10,486,359

7.Other Real Estate Owned
The following table sets forth activity in OREO for the periods indicated:

	Years Ended December 31,
	2022	2021

	(in thousands)
Balance, beginning of period	$381	$553
Valuation adjustments	(182)	(140)
Proceeds from sale of OREO property	(200)	(132)
Gain on sale of OREO, net	1	100
Balance, end of period	$—	$381
At December 31, 2022, there were no foreclosed residential real estate properties held as a result of obtaining physical possession and there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
8.Premises and Equipment
Real and personal property and software, less accumulated depreciation and amortization, were as follows:

	December 31,
	2022	2021

	(in thousands)
Land	$50,393	$52,639
Buildings	116,005	119,546
Leasehold improvements	32,694	31,084
Furniture and equipment	40,712	41,313
Vehicles	525	476
Computer software	8,385	9,942
Total cost	248,714	255,000
Less accumulated depreciation and amortization	(88,136)	(82,856)
Total	$160,578	$172,144
Total depreciation and amortization expense was $11.7 million, $11.0 million, and $10.7 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
9.Goodwill and Other Intangible Assets
Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed its annual impairment assessment as of July 31, 2022 and concluded that there was no impairment. As of December 31, 2022, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Our CDIs are evaluated for impairment if events and circumstances indicate possible impairment. The CDIs are amortized on an accelerated basis over an estimated life of 10 years each.

The following table sets forth activity for goodwill and other intangible assets for the periods indicated:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Goodwill, beginning of period	$823,172	$765,842	$765,842
Established through acquisition (1)	—	57,330	—
Total goodwill, end of period	823,172	823,172	765,842
Other intangible assets, net
CDI:
Gross CDI balance, beginning of period (2)	88,931	78,821	105,473
Accumulated amortization, beginning of period	(55,203)	(53,006)	(70,934)
CDI, net, beginning of period	33,728	25,815	34,539
Established through acquisition	—	15,900	—
CDI current period amortization	(8,698)	(7,987)	(8,724)
Total CDI, end of period	25,030	33,728	25,815
Intangible assets not subject to amortization	919	919	919
Other intangible assets, net at end of period	25,949	34,647	26,734
Total goodwill and intangible assets, end of period	$849,121	$857,819	$792,576
__________
(1) See Note 2, Business Combinations, for additional information regarding the goodwill related to the acquisition of Bank of Commerce on October 1, 2021.
(2) For the year ended December 31, 2021, the gross CDI balance, beginning of period has been adjusted to remove fully amortized amounts. Prior period columns have not been adjusted.

The following table provides the estimated future amortization expense of CDI for the succeeding five years:

Years Ending December 31,

(in thousands)
2023	$7,082
2024	5,673
2025	4,366
2026	3,225
2027	2,083
10.Leases
Lease Commitments
The Company’s lease commitments consist primarily of leased locations under various non-cancellable operating leases that expire between 2023 and 2043. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule.
The following table shows the details of the Company’s operating lease right-of-use asset and the associated lease liability for the period indicated:

		December 31,
Item	Balance Sheet Location	2022	2021

		(in thousands)
Operating lease asset	Other assets	$53,156	$60,296
Operating lease liability	Other liabilities	$58,543	$66,375

At December 31, 2022, the Company’s operating leases have a weighted average remaining lease term of 7.0 years and a weighted average discount rate of 2.5%. Cash paid for amounts included in the measurement of operating lease liabilities was $12.6 million and $12.5 million for the years ended December 31, 2022 and 2021, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2022 and 2021 were $1.9 million and $7.2 million, respectively.
The following table shows the components of net lease costs:

		Years Ended December 31,
Item	Statement of Income Location	2022	2021	2020

		(in thousands)
Operating lease cost (1)	Occupancy	$12,133	$11,760	$11,073
Variable lease cost	Occupancy	1,987	1,800	1,732
Sublease income	Occupancy	(1,634)	(1,562)	(1,454)
Net lease cost		$12,486	$11,998	$11,351
__________
(1) Includes short-term lease costs, which are immaterial.
The following table shows the maturity analysis for operating leases as of December 31, 2022:

Years Ending December 31,
(in thousands)
2023	$11,597
2024	10,454
2025	9,110
2026	7,898
2027	6,851
Thereafter	18,269
Total future minimum lease payments	64,179
Amounts representing interest	(5,636)
Present value of minimum lease payments	$58,543
Sale-leaseback transactions:
In 2022, the Company sold one of its Oregon facilities and leased back two suites within the building. The lease terms are through September 2032 and September 2024, with monthly payments of approximately $13 thousand and $9 thousand, respectively. The sale-leaseback transaction resulted in a pre-tax gain of $3.7 million in the year ended December 31, 2022.
For additional detail regarding the lease guidance, see Note 1, “Summary of Significant Accounting Policies.”

11.Deposits
Year-end deposits are summarized in the following table:

	December 31,
	2022 (1)	2021

	(in thousands)
Demand and other noninterest-bearing	$8,373,350	$8,856,714
Money market	2,972,838	3,525,299
Interest-bearing demand	1,980,631	1,999,407
Savings	1,555,765	1,617,546
Interest-bearing public funds, other than certificates of deposit	670,580	779,146
Certificates of deposit, less than $250,000	215,848	249,120
Certificates of deposit, $250,000 or more	124,411	160,490
Certificates of deposit insured by CD Option of IntraFi Network Deposits	21,828	35,611
Reciprocal money market accounts	796,199	786,046
Subtotal	16,711,450	18,009,379
Valuation adjustment resulting from acquisition accounting	—	736
Total deposits	$16,711,450	$18,010,115
__________
(1) Includes $259.4 million of noninterest-bearing deposits and $325.7 million of interest-bearing deposits classified as held for sale at December 31, 2022.

Overdrafts of $1.6 million and $2.4 million were reclassified as loan balances at December 31, 2022 and 2021, respectively.
The following table shows the amount and maturity of time deposits:

Years Ending December 31,
(in thousands)
2023 (1)	$266,873
2024	62,907
2025	14,325
2026	9,688
2027	8,284
Thereafter	10
Total	$362,087
__________
(1) Includes $23.9 million of time deposits held for sale.

12.FHLB and FRB Borrowings
FHLB
The Company has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate fed funds overnight advance program and fixed-term loan agreements. All borrowings are secured by stock of the FHLB and a blanket pledge of qualifying loans receivable. The Company had aggregate borrowing capacity with the FHLB of $1.92 billion and $2.18 billion for the years ended December 31, 2022 and 2021, respectively and the Company had borrowed $954.0 million as of December 31, 2022 and $7.0 million as of December 31, 2021. See Note 5, “Loans,” for the carrying value of pledged loans.
At December 31, 2022, FHLB advances were scheduled to mature as follows:

	Federal Home Loan Bank Advances Fixed rate advances
	Weighted Average Rate	Amount

	(dollars in thousands)
Within 1 year	4.42%	$949,000
Due after 10 years	5.37%	5,000
Total		954,000
Valuation adjustment from acquisition accounting		315
Total		$954,315
The maximum, average outstanding and year end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020

	(dollars in thousands)
Balance at end of period	$954,315	$7,359	$7,414
Average balance during period	$112,012	$7,388	$341,643
Maximum month end balance during period	$954,315	$7,409	$1,005,464
Weighted average rate during period	4.23%	4.94%	1.82%
Weighted average rate at December 31	4.43%	4.94%	4.94%
FRB
The Company pledges securities and loans for borrowing capacity at the FRB and had a borrowing capacity with the FRB of $198.8 million and $226.0 million for the years ended December 31, 2022 and 2021, respectively. See Note 4, “Securities,” for the carrying value of pledged investment securities and Note 5, “Loans,” for the carrying value of pledged loans. In 2020, the Company was also eligible to borrow under the PPPLF utilizing PPP loans as collateral; however this facility terminated on July 30, 2021. The Company had no borrowings as of December 31, 2022 and average borrowings of $1.7 million for 2022. The Company had no borrowings as of December 31, 2021 and only test overnight borrowings during the year resulting in no average borrowings for 2021. While the Company also had no borrowings as of December 31, 2020, there were overnight borrowings, in addition to short-term test borrowings under the PPPLF at a rate of 0.35%, resulting in average borrowings of $1.1 million for 2020.
13.Securities Sold Under Agreements to Repurchase
The Company’s securities sold under agreements to repurchase consist of sweep repurchase agreements that are generally short-term agreements. These agreements are treated as financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Financial Statements. The dollar amount of securities underlying the agreements remains in the applicable asset account of the Consolidated Financial Statements. These agreements had a balance of $95.2 million and a weighted average interest rate of 3.94% at December 31, 2022. All of these repurchase agreements in existence at December 31, 2022 mature on a daily basis. Securities available for sale with a carrying amount of $106.1 million at December 31, 2022 were pledged as collateral for the sweep repurchase agreement borrowings.

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
16.Revolving Line of Credit
The Company has a $15.0 million short-term credit facility with an unaffiliated bank. This facility, which expires May 25, 2023, has a variable interest rate and provides the Company additional liquidity, if needed, for various corporate activities. As of December 31, 2022, there was no outstanding balance. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at December 31, 2022.
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

The Company enters into forward delivery contracts to sell residential mortgage loans to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts during the years ended December 31, 2022, 2021 and 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2022 the Bank had no commitments to originate mortgage loans held for sale under the mandatory delivery method and had $21.8 million of loans held for sale under the mandatory delivery method at December 31, 2021. The Bank had no forward sales commitments at December 31, 2022 and had $18.5 million at December 31, 2021, which are used to hedge both on-balance sheet and off-balance sheet exposures.
In addition, the Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at December 31, 2022 and 2021 was $520.9 million and $570.2 million, respectively.
The following table presents the fair value of derivatives, as well as their classification on the Balance Sheet at December 31, 2022 and 2021:

	Asset Derivatives				Liability Derivatives
	2022		2021		2022		2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate lock commitments	Other assets	$—	Other assets	$356	Other liabilities	$—	Other liabilities	$—
Interest rate forward loan sales contracts	Other assets	$—	Other assets	$—	Other liabilities	$—	Other liabilities	$27
Interest rate swap contracts	Other assets	$40,289	Other assets	$24,257	Other liabilities	$40,289	Other liabilities	$24,257
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Years Ended December 31,			Years Ended December 31,
	2022	2021		2022	2021

	(in thousands)
Interest rate collar	$—	$—	Interest income	$10,441	$10,441
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

The following table summarizes the types of derivatives not designated as hedging instruments and the gains (losses) recorded during the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022	2021	2020

	(in thousands)
Interest rate lock commitments	$(356)	$(740)	$1,096
Interest rate forward loan sales contracts	27	139	(165)
Interest rate swap contracts	—	50	(452)
Total derivative gains (losses)	$(329)	$(551)	$479
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

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Collateral Pledged/Received	Net Amount

December 31, 2022	(in thousands)
Assets
Interest rate swap contracts	$40,289	$—	$40,289	$(39,450)	$839
Liabilities
Interest rate swap contracts	$40,289	$—	$40,289	$(180)	$40,109
Repurchase agreements	$95,168	$—	$95,168	$(95,168)	$—

December 31, 2021
Assets
Interest rate swap contracts	$24,257	$—	$24,257	$(450)	$23,807
Liabilities
Interest rate swap contracts	$24,257	$—	$24,257	$(20,747)	$3,510
Repurchase agreements	$86,013	$—	$86,013	$(86,013)	$—
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

The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining contractual maturity of the agreements
	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total

December 31, 2022	(in thousands)
Class of collateral pledged for repurchase agreements
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$95,168	$—	$—	$—	$95,168
Gross amount of recognized liabilities for repurchase agreements					95,168
Amounts related to agreements not included in offsetting disclosure					$—
The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $95.2 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.
18.Employee Benefit Plans
401(k) Plan
The Company maintains defined contribution and profit sharing plans in conformity with the provisions of section 401(k) of the Internal Revenue Code. The Columbia Bank 401(k) Plan, permits Columbia Bank employees who are at least 18 years of age to contribute up to 75% of their eligible compensation to the 401(k) Plan starting on the first day of the month following their hire date. On a per pay period basis the Company is required to match 50% of employee contributions up to 3% of each employee’s eligible compensation. The Company contributed $3.5 million during 2022, $4.0 million during 2021 and $3.8 million during 2020, in matching funds to the 401(k) Plan. Additionally, as determined annually by the board of directors of the Company, the 401(k) Plan provides for a non-matching discretionary profit sharing contribution. The Company’s discretionary profit sharing contributions were $8.0 million during 2022, $7.7 million during 2021 and $8.1 million during 2020.
Employee Stock Purchase Plan
The Company maintains an ESP Plan in which substantially all employees of the Company are eligible to participate. The ESP Plan provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESP Plan, participants can purchase common stock of the Company for 90% of the lowest price on either the first or last day in each of two look-back periods of six months from January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants of the ESP Plan purchased 74,627 shares for $2.2 million in 2022, 63,586 shares for $2.3 million in 2021 and 79,297 shares for $2.2 million in 2020. At December 31, 2022 there were 85,646 shares available for purchase under the ESP Plan.
Supplemental Compensation Plan
The Company maintains Unit Plans to provide benefits for certain employees. The Unit Plans generally vest over a 10 year period and provide a fixed annual benefit over the subsequent 10 year period. The liability associated with these plans was $3.8 million at both December 31, 2022 and 2021. Expense associated with these plans for the years ended December 31, 2022, 2021 and 2020 was $471 thousand, $363 thousand and $488 thousand, respectively.

Supplemental Executive Retirement Plan
The Company maintains a SERP, a nonqualified deferred compensation plan that provides retirement benefits to certain highly compensated executives. The SERP is unsecured and unfunded and there are no program assets. The SERP projected benefit obligation, which represents the vested net present value of future payments to individuals under the plan is accrued over the estimated remaining term of employment of the participants and has been determined by actuarial valuation using a discount rate of 5.25% for 2022 and 2.84% for 2021. Additional assumptions and features of the plan are a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation is included in “Other liabilities” on the Consolidated Balance Sheets.
The following table reconciles the accumulated liability for the projected benefit obligation:

	December 31,
	2022	2021

	(in thousands)
Balance, beginning of year	$32,094	$27,402
Established through acquisitions	—	4,889
Actuarial loss (gain)	(5,850)	(732)
Benefit expense	1,854	1,735
Benefit payments	(1,567)	(1,200)
Balance, end of year	$26,531	$32,094
The benefits expected to be paid in conjunction with the SERP are presented in the following table:

Years Ending December 31,
(in thousands)
2023	$1,856
2024	2,155
2025	2,348
2026	2,311
2027	2,294
2028 through 2032	9,553
Total	$20,517
19.Commitments and Contingent Liabilities
Financial Instruments with Off-Balance Sheet Risk - In the normal course of business, the Company makes loan commitments (typically unfunded loans and unused lines of credit) and issues standby letters of credit to accommodate the financial needs of its customers.
Standby letters of credit commit the Company to make payments on behalf of customers under specified conditions. Historically, no significant losses have been incurred by the Company under standby letters of credit. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. At December 31, 2022 and 2021, the Company’s loan commitments were $3.91 billion and $3.50 billion, respectively. Standby letters of credit were $33.2 million and $36.0 million at December 31, 2022 and 2021, respectively.
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

20.Shareholders’ Equity
Dividends
The following summarizes the dividend activity for the year ended December 31, 2022:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
January 19, 2022	$0.30	February 2, 2022	February 16, 2022
April 21, 2022	$0.30	May 4, 2022	May 18, 2022
July 21, 2022	$0.30	August 3, 2022	August 17, 2022
October 5, 2022	$0.30	October 17, 2022	October 28, 2022
Subsequent to year end, on January 24, 2023, the Company declared a regular quarterly cash dividend of $0.30 per common share payable on February 21, 2023, to shareholders of record at the close of business on February 6, 2023.
The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Columbia Bank to the Company are subject to both federal and state regulatory requirements.
21.Accumulated Other Comprehensive Loss
The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2022, 2021 and 2020:

	Unrealized Gains and Losses on Available for Sale Securities (1)	Unrealized Gains and Losses on Pension Plan Liability (1)	Unrealized Gains and Losses on Hedging Instruments (1)	Total (1)

Year Ended December 31, 2022	(in thousands)
Beginning balance	$23,134	$(4,812)	$16,840	$35,162
Other comprehensive income (loss) before reclassifications	(536,262)	4,533	—	(531,729)
Amounts reclassified from accumulated other comprehensive income (2)	(6,067)	402	(8,263)	(13,928)
Net current-period other comprehensive income (loss)	(542,329)	4,935	(8,263)	(545,657)
Ending balance	$(519,195)	$123	$8,577	$(510,495)
Year Ended December 31, 2021
Beginning balance	$163,174	$(5,833)	$24,854	$182,195
Other comprehensive income (loss) before reclassifications	(137,482)	562	—	(136,920)
Amounts reclassified from accumulated other comprehensive income (2)	(2,558)	459	(8,014)	(10,113)
Net current-period other comprehensive income (loss)	(140,040)	1,021	(8,014)	(147,033)
Ending balance	$23,134	$(4,812)	$16,840	$35,162
Year Ended December 31, 2020
Beginning balance	$33,038	$(3,974)	$11,303	$40,367
Other comprehensive income (loss) before reclassifications	130,355	(2,177)	20,012	148,190
Amounts reclassified from accumulated other comprehensive income (2)	(219)	318	(6,461)	(6,362)
Net current-period other comprehensive income (loss)	130,136	(1,859)	13,551	141,828
Ending balance	$163,174	$(5,833)	$24,854	$182,195
__________
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See following table for details about these reclassifications.

The following table shows details regarding the reclassifications from accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income			Affected line Item in the Consolidated Statement of Income
	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Unrealized gains (losses) on available for sale debt securities	$(9)	$315	$285	Investment securities gains (losses), net
Amortization of unrealized gains related to securities transfer	7,814	3,018	—	Taxable securities
	7,805	3,333	285	Total before tax
	(1,738)	(775)	(66)	Income tax provision
	$6,067	$2,558	$219	Net of tax

Amortization of pension plan liability actuarial losses	$(524)	$(598)	$(414)	Compensation and employee benefits
	(524)	(598)	(414)	Total before tax
	122	139	96	Income tax provision
	$(402)	$(459)	$(318)	Net of tax

Unrealized gains from hedging instruments	$10,441	$10,441	$8,418	Loans
	10,441	10,441	8,418	Total before tax
	(2,178)	(2,427)	(1,957)	Income tax provision
	$8,263	$8,014	$6,461	Net of tax
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2022	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$2,759,710	$—	$2,759,710	$—
Other asset-backed securities	327,353	—	327,353	—
State and municipal securities	834,073	—	834,073	—
U.S. government agency and government-sponsored enterprise securities	208,769	—	208,769	—
U.S. government securities	167,896	167,896	—	—
Non-agency collateralized mortgage obligations	291,298	—	291,298	—
Total debt securities available for sale	$4,589,099	$167,896	$4,421,203	$—
Loans held for sale	$907	$—	$907	$—
Other assets:
Interest rate swap contracts	$40,289	$—	$40,289	$—
Liabilities
Other liabilities:
Interest rate swap contracts	$40,289	$—	$40,289	$—

	Fair Value at December 31, 2021	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	(in thousands)
Assets
Debt securities available for sale:
U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations	$3,745,601	$—	$3,745,601	$—
Other asset-backed securities	463,063	—	463,063	—
State and municipal securities	997,291	—	997,291	—
U.S. government agency and government-sponsored enterprise securities	252,576	—	252,576	—
U.S. government securities	157,536	157,536	—	—
Non-agency collateralized mortgage obligations	294,932	—	294,932	—
Total debt securities available for sale	$5,910,999	$157,536	$5,753,463	$—
Loans held for sale	$9,570	$—	$9,570	$—
Other assets:
Interest rate lock commitments	$356	$—	$—	$356
Interest rate swap contracts	$24,257	$—	$24,257	$—
Liabilities
Other liabilities:
Interest rate forward loan sales contracts	$27	$—	$27	$—
Interest rate swap contracts	$24,257	$—	$24,257	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2021. The Company did not have recurring Level 3 fair value measurements at December 31, 2022.

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

	Years Ended December 31,
	2022	2021

	(in thousands)
Balance at the beginning of the period	$356	$1,096
Change included in earnings	215	7,051
Settlements	(571)	(7,791)
Balance at the end of the period	$—	$356

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

The following table sets forth the Company’s assets that were measured using fair value estimates on a nonrecurring basis during the years ended December 31, 2022 and 2021:

	Fair Value at December 31, 2022	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Year Ended December 31, 2022
		Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$195	$—	$—	$195	$(1,561)

	Fair Value at December 31, 2021	Fair Value Measurements at Reporting Date Using			Gains (Losses) During the Year Ended December 31, 2021
		Level 1	Level 2	Level 3

	(in thousands)
Collateral dependent loans	$7,615	$—	$—	$7,615	$(1,976)
OREO	375	—	—	375	(140)
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
Quantitative information about Level 3 fair value measurements
The range and weighted average of the significant unobservable inputs used to fair value our Level 3 nonrecurring assets during 2022 and 2021, along with the valuation techniques used, are shown in the following tables:

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)

	(dollars in thousands)
Collateral dependent loans (1)	$195	Fair Market Value of Collateral	Adjustment to Stated Value	N/A (2)
__________
(1) Collateral consists of real estate.
(2) Quantitative disclosures are not provided for collateral dependent loans because there were no adjustments made to the appraisal values or stated values during the period.

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

The following tables summarize carrying amounts and estimated fair values of selected financial instruments for the periods indicated:

	December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$262,458	$262,458	$262,458	$—	$—
Interest-earning deposits with banks	29,283	29,283	29,283	—	—
Debt securities available for sale	4,589,099	4,589,099	167,896	4,421,203	—
Debt securities held to maturity	2,034,792	1,722,778	—	1,722,778	—
FHLB stock	48,160	48,160	—	48,160	—
Loans held for sale	76,843	76,843	—	76,843	—
Loans	11,452,535	11,072,802	—	—	11,072,802
Interest rate contracts	40,289	40,289	—	40,289	—
Liabilities
Time deposits	$362,087	$351,084	$—	$351,084	$—
FHLB advances and FRB borrowings	954,315	954,147	—	954,147	—
Repurchase agreements	95,168	95,168	—	95,168	—
Subordinated debentures	10,000	10,013	—	10,013	—
Junior subordinated debentures	10,310	9,919	—	9,919	—
Interest rate contracts	40,289	40,289	—	40,289	—

	December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash and due from banks	$153,414	$153,414	$153,414	$—	$—
Interest-earning deposits with banks	671,300	671,300	671,300	—	—
Debt securities available for sale	5,910,999	5,910,999	157,536	5,753,463	—
Debt securities held to maturity	2,148,327	2,122,606	—	2,122,606	—
FHLB stock	10,280	10,280	—	10,280	—
Loans held for sale	9,774	9,774	—	9,774	—
Loans	10,486,359	10,679,349	—	—	10,679,349
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate lock commitments	356	356	—	—	356
Liabilities
Time deposits	$445,957	$430,682	$—	$430,682	$—
FHLB advances and FRB borrowings	7,359	8,752	—	8,752	—
Repurchase agreements	86,013	86,013	—	86,013	—
Subordinated debentures	10,000	10,125	—	10,125	—
Junior subordinated debentures	10,310	9,927	—	9,927	—
Interest rate contracts	24,257	24,257	—	24,257	—
Interest rate forward loan sales contracts	27	27	—	27	—

At December 31, 2022 the Company did not have any loans held for sale sold under the mandatory delivery method accounted for under the fair value option while at December 31, 2021 the Company had this type of loans held for sale with a fair value of $9.6 million and an aggregate unpaid principle balance of $9.4 million, resulting in an aggregate difference of $169 thousand.
Residential mortgage loans held for sale that are sold under the mandatory delivery method and accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported in loan revenue. For the years ended December 31, 2022 and 2021, the Company recorded net decreases in fair value of $169 thousand and $339 thousand, respectively, representing the change in fair value reflected in earnings. For the year ended December 31, 2020, the Company recorded a net increase of $508 thousand, representing the change in fair value reflected in earnings.
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
The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2022	2021	2020

	(in thousands except per share amounts)
Basic EPS:
Net income	$250,178	$202,820	$154,244
Less: Earnings allocated to participating securities
Nonvested restricted shares	50	330	712
Earnings allocated to common shareholders	$250,128	$202,490	$153,532
Weighted average common shares outstanding	78,047	72,683	70,835
Basic earnings per common share	$3.20	$2.79	$2.17
Diluted EPS:
Earnings allocated to common shareholders	$250,128	$202,490	$153,532
Weighted average common shares outstanding	78,047	72,683	70,835
Dilutive effect of equity awards and warrants	146	190	45
Weighted average diluted common shares outstanding	78,193	72,873	70,880
Diluted earnings per common share	$3.20	$2.78	$2.17
Potentially dilutive RSAs and RSUs that were not included in the computation of diluted EPS because to do so would be anti-dilutive	179	212	289
24.Share-Based Payments
At December 31, 2022, the Company had one equity compensation plan (the “Plan”), which is shareholder approved, that provides for the granting of share options, share units and shares to eligible employees and directors up to 3,050,000 shares.
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

A summary of changes in the Company’s nonvested RSUs and related information for the year ended December 31, 2022 is presented below:

	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2020	111,901	$32.85
Granted	86,713	$47.11
Vested	(12,994)	$33.48
Forfeited	(3,050)	$33.71
Nonvested at December 31, 2021	182,570	$40.05
Granted	136,928	$35.80
Vested	(22,566)	$39.04
Nonvested at December 31, 2022	296,932	$38.16
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
A summary of changes in the Company’s nonvested RSAs and related information for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	889,017	$36.96
Granted	299,007	$33.64
Vested	(231,805)	$35.01
Forfeited	(90,588)	$36.50
Nonvested at December 31, 2020	865,631	$36.38
Granted	257,298	$44.83
Vested	(324,222)	$37.57
Forfeited	(75,696)	$36.76
Nonvested at December 31, 2021	723,011	$38.57
Granted	262,571	$35.32
Vested	(335,115)	$38.58
Forfeited	(109,104)	$33.39
Nonvested at December 31, 2022	541,363	$37.89
As of December 31, 2022, there was $14.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value, as measured on the date of vesting, of shares vested during the years ended December 31, 2022, 2021, and 2020 was $13.8 million, $12.6 million, and $8.1 million, respectively.
The Company expenses awards of shares on a straight-line basis over the related vesting term of the award. For the years ended December 31, 2022, 2021 and 2020, the Company recognized pre-tax share-based compensation expense of $16.2 million, $14.9 million and $10.7 million, respectively.

25.Income Tax
The components of income tax expense are as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Current expense:
Federal	$60,771	$50,708	$44,094
State	12,811	9,610	7,822
Total current tax expense	$73,582	$60,318	$51,916
Deferred tax expense (benefit):
Federal	$(5,156)	$(5,445)	$(12,078)
State	(957)	(1,184)	(1,690)
Total deferred tax benefit	(6,113)	(6,629)	(13,768)
Total	$67,469	$53,689	$38,148
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
ACL	$40,054	$39,378
Lease liability	14,088	15,973
Deferred compensation	13,619	14,887
Stock options and restricted stock	3,751	3,186
OREO	—	50
Nonaccrual interest	120	118
Unrealized loss on investment securities	164,697	—
Net operating losses and credit carryforwards	2,404	2,898
Other	3,134	1,824
Total deferred tax assets	241,867	78,314
Deferred tax liabilities:
Asset purchase tax basis difference	(4,083)	(5,052)
Right of use asset	(12,792)	(14,510)
FHLB stock dividends	(810)	(810)
Deferred loan fees	(6,205)	(5,957)
Unrealized gain on investment securities	—	(7,254)
Unrealized gain on equity securities	(3,231)	(3,231)
Purchase accounting	(11,106)	(14,211)
Depreciation	(3,112)	(3,304)
Cash flow hedge	(2,767)	(5,280)
Other	(144)	(130)
Total deferred tax liabilities	(44,250)	(59,739)
Net deferred tax asset	$197,617	$18,575

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate is as follows:

	Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Income tax based on statutory rate	$66,706	21%	$53,867	21%	$40,402	21%
Increase (decrease) resulting from:
Tax exempt instruments	(6,864)	(2)%	(6,306)	(2)%	(5,987)	(3)%
Bank owned life insurance	(1,806)	(1)%	(1,444)	(1)%	(1,348)	(1)%
State income tax, net of federal benefit	9,364	3%	7,892	3%	4,844	3%
Other, net	69	—%	(320)	—%	237	—%
Income tax provision	$67,469	21%	$53,689	21%	$38,148	20%
As of December 31, 2022 and 2021, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. There were no amounts related to interest and penalties recognized for the years ended December 31, 2022 and 2021. As a result of recent acquisitions, the Company has net operating loss carryforwards in the federal, Idaho and Oregon jurisdictions of $9.9 million, $5.4 million and $25 thousand, respectively, which begin to expire in 2024.
The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with tax credits and benefits received. As of December 31, 2022, 2021 and 2020, the Company recognized $1.8 million, $916 thousand, and $622 thousand, respectively, of proportional amortization as a component of income tax expense and recognized $2.0 million, $1.2 million, and $738 thousand, respectively, in affordable housing tax credits and other tax benefits during the years. The Company’s low-income housing tax credit investments at December 31, 2022 and 2021 were approximately $47.2 million and $24.0 million, respectively, and are included in “Other Assets” on the Consolidated Balance Sheets. The Company’s remaining capital commitments to these partnerships at December 31, 2022 and 2021 were approximately $41.3 million and $19.2 million, respectively, and are included in “Other Liabilities” on the Consolidated Balance Sheets.
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
The capital conservation buffer is set at 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets. At December 31, 2022, the capital conservation buffer for the Company and the Bank was 5.98% and 5.97%, respectively. As of December 31, 2022, we and the Bank met all capital adequacy requirements under the Capital Rules.
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
As of December 31, 2022, the most recent notification from the FDIC categorized Columbia Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Columbia Bank’s category.

The Company and its banking subsidiary’s actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
December 31, 2022
CET1 Capital (to risk-weighted assets):
The Company	$1,885,860	12.87%	$659,248	4.50%	$1,025,498	7.00%	N/A	N/A
Columbia Bank	$1,892,755	12.93%	$658,773	4.50%	$1,024,758	7.00%	$951,561	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,885,860	12.87%	$878,998	6.00%	$1,245,247	8.50%	N/A	N/A
Columbia Bank	$1,892,755	12.93%	$878,364	6.00%	$1,244,349	8.50%	$1,171,152	8.00%
Total Capital (to risk-weighted assets):
The Company	$2,048,700	13.98%	$1,171,997	8.00%	$1,538,246	10.50%	N/A	N/A
Columbia Bank	$2,045,595	13.97%	$1,171,152	8.00%	$1,537,137	10.50%	$1,463,940	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,885,860	9.34%	$807,791	4.00%	$807,791	4.00%	N/A	N/A
Columbia Bank	$1,892,755	9.47%	$799,485	4.00%	$799,485	4.00%	$999,356	5.00%
December 31, 2021
CET1 Capital (to risk-weighted assets):
The Company	$1,710,981	13.01%	$591,585	4.50%	$920,244	7.00%	N/A	N/A
Columbia Bank	$1,716,186	13.06%	$591,154	4.50%	$919,754	7.00%	$853,890	6.50%
Tier 1 Capital (to risk-weighted assets):
The Company	$1,710,981	13.01%	$788,780	6.00%	$1,117,439	8.50%	N/A	N/A
Columbia Bank	$1,716,186	13.06%	$788,206	6.00%	$1,116,625	8.50%	$1,050,941	8.00%
Total Capital (to risk-weighted assets):
The Company	$1,868,192	14.21%	$1,051,707	8.00%	$1,380,366	10.50%	N/A	N/A
Columbia Bank	$1,863,397	14.18%	$1,050,941	8.00%	$1,379,360	10.50%	$1,313,677	10.00%
Tier 1 Capital Leverage (to average assets):
The Company	$1,710,981	8.55%	$800,615	4.00%	$800,615	4.00%	N/A	N/A
Columbia Bank	$1,716,186	8.60%	$798,206	4.00%	$798,206	4.00%	$997,757	5.00%

27.Parent Company Financial Information
Condensed Balance Sheets—Parent Company Only

	December 31,
	2022	2021

	(in thousands)
Assets
Cash	$8,514	$1,979
Interest-earning deposits	—	3,786
Total cash and cash equivalents	8,514	5,765
Investment in banking subsidiary	2,215,486	2,589,218
Investment in other subsidiaries	7,942	7,175
Goodwill	4,729	4,729
Other assets	3,169	2,525
Total assets	$2,239,840	$2,609,412
Liabilities and Shareholders’ Equity
Subordinated debentures	$10,000	$10,000
Junior subordinated debentures	10,310	10,310
Other liabilities	6,377	360
Total liabilities	26,687	20,670
Shareholders’ equity	2,213,153	2,588,742
Total liabilities and shareholders’ equity	$2,239,840	$2,609,412

Condensed Statements of Income—Parent Company Only

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Income
Dividend from banking subsidiary	$85,004	$108,000	$89,000
Dividend from other subsidiaries	711	500	—
Interest-earning deposits	15	16	13
Other income	60	36	37
Total income	85,790	108,552	89,050
Expense
Compensation and employee benefits	823	856	758
Subordinated debentures interest expense	807	1,932	1,871
Other borrowings interest expense	339	52	12
Other expense	8,524	3,542	1,943
Total expenses	10,493	6,382	4,584
Income before income tax benefit and equity in undistributed earnings of subsidiaries	75,297	102,170	84,466
Income tax benefit	(2,188)	(1,329)	(952)
Income before equity in undistributed earnings of subsidiaries	77,485	103,499	85,418
Equity in undistributed earnings of subsidiaries	172,693	99,321	68,826
Net income	$250,178	$202,820	$154,244

Condensed Statements of Cash Flows—Parent Company Only

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Operating Activities
Net income	$250,178	$202,820	$154,244
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(172,693)	(99,321)	(68,826)
Stock-based compensation expense	16,158	14,926	10,737
Net changes in other assets and liabilities	5,379	(1,436)	(17)
Net cash provided by operating activities	99,022	116,989	96,138
Investing Activities
Net cash received in business combinations	—	2,173	—
Net cash provided by investing activities	—	2,173	—
Financing Activities
Common stock dividends	(94,394)	(83,841)	(96,215)
Repayment of subordinated debentures	—	(35,000)	—
Purchase and retirement of common stock	(3,989)	(4,140)	(2,522)
Purchase of treasury shares	—	—	(20,000)
Proceeds from exercise of stock options	2,110	2,350	2,028
Net cash used in financing activities	(96,273)	(120,631)	(116,709)
Increase (decrease) in cash and cash equivalents	2,749	(1,469)	(20,571)
Cash and cash equivalents at beginning of year	5,765	7,234	27,805
Cash and cash equivalents at end of year	$8,514	$5,765	$7,234

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in connection with acquisition	$—	$256,061	$—
28.Revenue from Contracts with Customers
The following table shows the disaggregation of revenue from contracts with customers for the period indicated:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Noninterest income:
Revenue from contracts with customers:
Deposit account and treasury management fees	$31,498	$27,107	$27,019
Card revenue	20,186	18,503	13,928
Financial services and trust revenue	17,659	15,753	12,830
Total revenue from contracts with customers	69,343	61,363	53,777
Other sources of noninterest income	29,801	32,731	50,723
Total noninterest income	$99,144	$94,094	$104,500
For additional information, see Note 1. “Summary of Significant Accounting Policies.”

29.Subsequent Events
On January 9, 2023, we announced that Columbia, Umpqua, and Cascade Merger Sub, Inc. (“Merger Sub”) entered into Amendment No. 1 (the “Amendment) to the Agreement and Plan of Merger, dated as of October 11, 2021 (as amended, the “Merger Agreement”) extending the Termination Date (as defined in the Merger Agreement) to March 11, 2023. We also announced that the application of Umpqua Bank with respect to the merger of Columbia State Bank with and into Umpqua Bank (the “Bank Merger”) had been approved by the FDIC. The deal is expected to close after close of business on February 28, 2023.
In January 2023, Columbia completed the divestiture of 3 branches and certain related assets and deposit liabilities to First Northern Bank of Dixon, a wholly-owned subsidiary of First Northern Community Bancorp, to satisfy regulatory requirements in connection with Columbia’s merger with Umpqua. Total deposits and loans that were divested upon closing were $116.1 million and $3.8 million, respectively. Columbia recorded a gain of $3.7 million related to the completion of this divestiture.
Columbia is required to complete an additional divestiture of 7 branches and certain related assets and deposit liabilities in certain of its Washington and Oregon markets to satisfy regulatory requirements in connection with its merger with Umpqua. The Company has an agreement to sell these branches to 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, Inc. This divestiture is expected to be completed following the close of business on February 24, 2023.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the COSO in Internal Control-Integrated Framework (2013).
Based on such evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which appears in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Columbia Banking System, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Banking System, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
February 24, 2023

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding “Directors, Executive Officers and Corporate Governance” will be set forth in the Company’s 2023 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2022 fiscal year and is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2023.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

By:	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of February 2023.

Principal Executive Officer:

By:	/s/ CLINT E. STEIN
Clint E. Stein
President and Chief Executive Officer

Principal Financial Officer:

By:	/s/ AARON JAMES DEER
Aaron James Deer
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

By:	/s/ BROCK M. LAKELY
Brock M. Lakely
Senior Vice President and Chief Accounting Officer
Clint E. Stein, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report on February 24, 2023 as attorney in fact for the following directors who constitute a majority of the board of directors.

[Laura Alvarez Schrag]	[Randal L. Lund]
[Craig D. Eerkes]	[Tracy Mack-Askew]
[Ford Elsaesser]	[S. Mae Fujita Numata]
[Mark A. Finkelstein]	[Elizabeth W. Seaton]
[Eric S. Forrest]	[Janine T. Terrano]
[Michelle M. Lantow]

/s/ CLINT E. STEIN
Clint E. Stein
Attorney-in-fact

February 24, 2023

INDEX TO EXHIBITS

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of June 23, 2021, by and between Columbia Banking System, Inc. and Bank of Commerce Holdings (1)

2.2*	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Umpqua Holdings Corporation, Columbia Banking System, Inc., and Cascade Merger Sub, Inc.(2)

2.3	Amendment No. 1 to the Merger Agreement, dated as of January 9, 2023, by and among Umpqua Holdings Corporation, Columbia Banking System, Inc., and Cascade Merger Sub. Inc. (3)

3.1	Amended and Restated Articles of Incorporation (4)

3.2	Articles of Amendment of the Amended and Restated Articles of Incorporation (5)

3.3	Articles of Amendment of the Amended and Restated Articles of Incorporation (6)

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation (7)

3.5	Amended and Restated Bylaws (8)

4.1	Specimen of common stock certificate (9)

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

4.3	Description of Capital Stock (10)

10.1**+	2018 Equity Incentive Plan (as amended through May 22, 2019)

10.2**+	Form of Restricted Stock Agreement

10.3**+	Form of Restricted Stock Unit Agreement

10.4**+	Form of Performance Stock Unit Agreement

10.5**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2017 (14)

10.6**	Change in Control Agreement between the Bank and Andrew L. McDonald dated as of May 23, 2019 (15)

10.7**	Change in Control Agreement between the Bank and Kumi Yamamoto Baruffi dated as of December 2, 2019 (16)

10.8**	Change in Control Agreement between the Bank and Christopher Merrywell dated as of January 1, 2020 (17)

10.9**	Change in Control Agreement between the Bank and David Moore Devine dated as of March 2, 2020 (17)

10.10**	Change in Control Agreement between the Bank and Eric Eid dated as of March 2, 2020 (17)

10.11**	Change in Control Agreement between the Bank and Aaron Deer dated as of May 7, 2020 (18)

10.12**	Change in Control Agreement between the Bank and David Lawson dated as of November 25, 2020 (28)

10.13**	Change in Control Agreement between the Bank and Lisa Dow dated as of November 25, 2020 (28)

10.14**	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser and Mr. Will (19)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
10.15**	Form of Supplemental Compensation Agreement between the Bank and Mssrs. Andrew L. McDonald and Clint E. Stein, respectively (11)

10.16**	Form of Indemnification Agreement between the Company and its directors (20)

10.17**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (21)

10.18**+	Amendment to Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation plan), dated November 14, 2022

10.19**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees (21)

10.20**+	Amendment to Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated November 14, 2022

10.21**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015 (22)

10.22**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017 (23)

10.23**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015 (22)

10.24**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David Lawson, effective November 15, 2017 (23)

10.25**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015 (22)

10.26**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective November 15, 2017 (23)

10.27**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015 (22)

10.28**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017 (23)

10.29**	Employment Offer (Lisa Dow), dated January 3, 2018 (12)

10.30**	Offer Letter, dated April 6, 2020 by and between Columbia State Bank and Aaron Deer (24)

10.31**	Employment Agreement, dated as of September 30, 2019, by and between Columbia Banking System, Inc. and Clint E. Stein (25)

10.32**+	Amended and Restated Employment Agreement, dated as of October 11, 2021, by and between Columbia Banking System, Inc. and Clint E. Stein

10.33**+	First Amendment to the Employment Agreement and the A&R Employment Agreement, dated as of December 31, 2022, by and between Columbia Banking System, Inc. and Clint E. Stein

10.34**	Amended and Restated Employee Stock Purchase Plan (26)

10.35**	First Amendment to Amended and Restated Employee Stock Purchase Plan (27)

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit

10.36**	Amended and Restated Executive Supplemental Income Agreement, by and between the Company and Lisa Dow, dated December 26, 2018 (13)

10.37**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Lisa Dow, effective March 11, 2018 (14)

10.38**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019 (14)

10.39**	First Amendment to the Columbia State Bank Endorsement Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019 (14)

10.40**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and David C. Lawson, effective May 31, 2019 (15)

10.41**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Kumi Baruffi, effective May 31, 2019 (15)

10.42**	Third Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Clinton E. Stein, effective May 31, 2019 (15)

10.43**	Columbia State Bank Endorsement Method Split Dollar Agreement, effective January 15, 2013, by and between Columbia State Bank and Christopher Merrywell (28)

10.44**	First Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 23, 2020, by and between Columbia State Bank and Christopher Merrywell (28)

10.45**	Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 25, 2020 by and between Columbia State Bank and Aaron Deer (28)

10.46**	Executive Supplemental Compensation Agreement dated as of February 23, 2011 between Columbia State Bank and Eric J. Eid (28)

10.47**	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and David Devine, effective November 1, 2011 (28)

10.48**	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and Eric Eid, effective November 1, 2011 (28)

10.49**	Executive Supplemental Compensation Agreement dated as of February 27, 2014 between Columbia State Bank and Eric J. Eid (28)

10.50**	Executive Supplemental Compensation Agreement dated as of March 25, 2015 between Columbia State Bank and Christopher M. Merrywell (28)

10.51**	Executive Supplemental Compensation Agreement dated as of February 1, 2018 between Columbia State Bank and Christopher Merrywell (28)

10.52**	Executive Supplemental Compensation Agreement dated as of March 11, 2019 between Columbia State Bank and David Moore Devine (28)

21+	Subsidiaries of the Company

23+	Consent of Deloitte & Touche LLP

24+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS, CONTINUED

Exhibit No.	Exhibit
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Filed Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements.

104+	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

__________

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 23, 2021
(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K file October 15, 2021
(3)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 10, 2023
(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(5)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 21, 2008
(6)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 2, 2013
(7)	Incorporated by reference to Exhibit 4.4 of the Company’s S-3 Registration Statement (File No. 333-206125) filed August 6, 2015
(8)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 2, 2010
(9)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008
(10)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019
(11)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
(12)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
(13)	Incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018
(14)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019
(15)	Incorporated by reference to Exhibits 10.1-10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
(16)	Incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019
(17)	Incorporated by reference to Exhibits 10.1-10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020
(18)	Incorporated by reference to Exhibits 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
(19)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(20)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(21)	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016
(22)	Incorporated by reference to Exhibits 10.3-10.5 and 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
(23)	Incorporated by reference to Exhibits 10.47-10.49 and 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017
(24)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2020
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2019
(26)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
(27)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
(28)	Incorporated by reference to Exhibit 10.21, 10.22, & 10.58-10.67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
* The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.
** Management contract or compensatory plan or arrangement
+ Filed herewith