Form 10-Q
period 2023-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2023-05-09
CIK 887343

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number: 000-20288

COLUMBIA BANKING SYSTEM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1422237
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)

1301 A Street
Tacoma, Washington 98402-2156
(Address of Principal Executive Offices)(Zip Code)

(253) 305-1900
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EXCHANGE
Common Stock, No Par Value	COLB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
☒   Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer
 ☐   Smaller reporting company  ☐  Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 208,458,075 shares outstanding as of May 1, 2023.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for credit losses
ACLLL	Allowance for credit losses on loans and leases
ASU	Accounting Standards Update
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its subsidiaries
CVA	Credit valuation adjustments
DCF	Discounted cash flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation.
Merger Agreement	Agreement and Plan of Merger dated as of October 11, 2021, by and among UHC, Columbia, and Cascade Merger, Sub Inc., as amended on January 9, 2023
Merger Date	February 28, 2023
MSR	Mortgage servicing rights
NASDAQ	Nasdaq Stock Market LLC
NOL	Net operating loss
N/M	Not meaningful
PCD	Purchased with credit deterioration
PD	Probability of default
RSA	Restricted stock awards
RSU	Restricted stock units
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation
Umpqua	Umpqua Bank

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks (restricted cash of $266 and $5,808)	$555,919	$327,313
Interest bearing cash and temporary investments (restricted cash of $1,083 and $4,688)	3,079,266	967,330
Total cash and cash equivalents	3,635,185	1,294,643
Investment securities
Equity and other, at fair value	76,532	72,959
Available for sale, at fair value	9,249,600	3,196,166
Held to maturity	2,432	2,476
Loans held for sale, at fair value	49,338	71,647
Loans and leases (at fair value: $294,012 and $285,581)	37,091,280	26,155,981
Allowance for credit losses on loans and leases	(417,464)	(301,135)
Net loans and leases	36,673,816	25,854,846
Restricted equity securities	246,525	47,144
Premises and equipment, net	375,190	176,016
Operating lease right-of-use assets	127,296	78,598
Goodwill	1,030,142	—
Other intangible assets, net	702,315	4,745
Residential mortgage servicing rights, at fair value	178,800	185,017
Bank owned life insurance	641,922	331,759
Deferred tax asset, net	351,229	132,823
Other assets	653,904	399,800
Total assets	$53,994,226	$31,848,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$17,215,781	$10,288,849
Interest bearing	24,370,566	16,776,763
Total deposits	41,586,347	27,065,612
Securities sold under agreements to repurchase	271,047	308,769
Borrowings	5,950,000	906,175
Junior subordinated debentures, at fair value	297,721	323,639
Junior and other subordinated debentures, at amortized cost	108,066	87,813
Operating lease liabilities	140,648	91,694
Other liabilities	755,674	585,111
Total liabilities	49,109,503	29,368,813
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2023 and 238,320,000(1) in 2022; issued and outstanding: 208,429,244 in 2023 and 129,320,962(1) in 2022	5,788,553	3,450,493
Accumulated deficit	(603,696)	(543,803)
Accumulated other comprehensive loss	(300,134)	(426,864)
Total shareholders' equity	4,884,723	2,479,826
Total liabilities and shareholders' equity	$53,994,226	$31,848,639
(1) Prior period has been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2023	March 31, 2022
INTEREST INCOME
Interest and fees on loans and leases	$413,525	$214,404
Interest and dividends on investment securities:
Taxable	39,729	18,725
Exempt from federal income tax	3,397	1,372
Dividends	719	86
Interest on temporary investments and interest bearing deposits	18,581	1,353
Total interest income	475,951	235,940
INTEREST EXPENSE
Interest on deposits	63,613	3,916
Interest on securities sold under agreement to repurchase and federal funds purchased	406	63
Interest on borrowings	28,764	49
Interest on Junior and other subordinated debentures	8,470	3,149
Total interest expense	101,253	7,177
Net interest income	374,698	228,763
PROVISION FOR CREDIT LOSSES	105,539	4,804
Net interest income after provision for credit losses	269,159	223,959
NON-INTEREST INCOME
Service charges on deposits	14,312	11,583
Card-based fees	11,561	8,708
Financial services and trust revenue	1,297	11
Residential mortgage banking revenue, net	7,816	60,786
Gain on sale of debt securities, net	—	2
Gain (loss) on equity securities, net	2,416	(2,661)
Gain on loan and lease sales, net	940	2,337
Bank owned life insurance income	2,790	2,087
Other income (losses)	13,603	(2,884)
Total non-interest income	54,735	79,969
NON-INTEREST EXPENSE
Salaries and employee benefits	136,092	113,138
Occupancy and equipment, net	41,700	34,829
Communications	3,026	2,754
Marketing	1,059	2,398
Services	12,843	11,337
FDIC assessments	6,113	4,516
Intangible amortization	12,660	1,025
Merger-related expenses	115,898	2,278
Other expenses	13,427	10,155
Total non-interest expense	342,818	182,430
(Loss) income before provision for income taxes	(18,924)	121,498
(Benefit) provision for income taxes	(4,886)	30,341
Net (loss) income	$(14,038)	$91,157
(Loss) earnings per common share (1):
Basic	($0.09)	$0.71
Diluted	($0.09)	$0.70
Weighted average number of common shares outstanding (1):
Basic	156,383	129,159
Diluted	156,383	129,693
(1) Prior period has been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.
See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net (loss) income	$(14,038)	$91,157
Available for sale securities:
Unrealized gains (losses) arising during the period	145,438	(237,046)
Income tax (expense) benefit related to unrealized (gains) losses	(37,827)	60,968

Reclassification adjustment for net realized gains in earnings	—	(2)
Income tax expense related to realized gains	—	1
Net change in unrealized gains (losses) for available for sale securities	107,611	(176,079)

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	25,812	(12,703)
Income tax (expense) benefit related to unrealized gains (losses)	(6,711)	3,267
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	19,101	(9,436)

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	24	—
Income tax expense related to unrecognized actuarial loss	(6)	—
Net change in pension plan liability adjustment	18	—
Other comprehensive income (loss), net of tax	126,730	(185,515)
Comprehensive income (loss)	$112,692	$(94,358)

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2022	129,065,476	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			91,157		91,157
Other comprehensive loss, net of tax				(185,515)	(185,515)
Stock-based compensation		2,454			2,454
Stock repurchased and retired	(116,057)	(4,037)			(4,037)
Issuances of common stock under stock plans	319,442	—			—
Cash dividends on common stock ($0.35 per share)[1]			(45,731)		(45,731)
Balance at March 31, 2022	129,268,861	$3,443,266	$(651,912)	$(183,756)	$2,607,598
Net income			78,591		78,591
Other comprehensive loss, net of tax				(124,391)	(124,391)
Stock-based compensation		2,283			2,283
Stock repurchased and retired	(2,542)	(72)			(72)
Issuances of common stock under stock plans	51,455	54			54
Cash dividends on common stock ($0.35 per share)[1]			(45,787)		(45,787)
Balance at June 30, 2022	129,317,774	$3,445,531	$(619,108)	$(308,147)	$2,518,276
Net income			84,040		84,040
Other comprehensive loss, net of tax				(141,413)	(141,413)
Stock-based compensation		2,517			2,517
Stock repurchased and retired	(1,399)	(41)			(41)
Issuances of common stock under stock plans	3,773	—			—
Cash dividends on common stock ($0.35 per share)[1]			(45,865)		(45,865)
Balance at September 30, 2022	129,320,148	$3,448,007	$(580,933)	$(449,560)	$2,417,514
Net income			82,964		82,964
Other comprehensive income, net of tax				22,696	22,696
Stock-based compensation		2,499			2,499
Stock repurchased and retired	(382)	(13)			(13)
Issuances of common stock under stock plans	1,196	—			—
Cash dividends on common stock ($0.35 per share)[1]			(45,834)		(45,834)
Balance at December 31, 2022	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826

Net loss			(14,038)		(14,038)
Other comprehensive income, net of tax				126,730	126,730
Stock related to Merger	78,863,112	2,337,632			2,337,632
Stock-based compensation		5,644			5,644
Stock repurchased and retired	(215,229)	(5,216)			(5,216)
Issuances of common stock under stock plans	460,399	—			—
Cash dividends on common stock ($0.35 per share)			(45,855)		(45,855)
Balance at March 31, 2023	208,429,244	$5,788,553	$(603,696)	$(300,134)	$4,884,723
(1) Prior period has been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,038)	$91,157
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Accretion) amortization of investment (discounts) premiums, net	(7,668)	1,106
Gain on sale of investment securities, net	—	(2)
Provision for credit losses	105,539	4,804
Change in cash surrender value of bank owned life insurance	(491)	(2,122)
Depreciation, amortization and accretion	19,043	7,613
Gain on sale of premises and equipment	(305)	(571)
Additions to residential mortgage servicing rights carried at fair value	(1,601)	(7,390)
Change in fair value of residential mortgage servicing rights carried at fair value	7,818	(34,802)
Stock-based compensation	5,644	2,454
Net decrease (increase) in equity and other investments	131	(413)
(Gain) loss on equity securities, net	(2,416)	2,661
Gain on sale of loans and leases, net	(2,996)	(4,458)
Change in fair value of loans held for sale	(82)	11,055
Origination of loans held for sale	(131,726)	(649,122)
Proceeds from sales of loans held for sale	155,574	683,347
Change in other assets and liabilities:
Net (increase) decrease in other assets	(51,404)	167,911
Net (decrease) increase in other liabilities	(119,989)	2,097
Net cash (used in) provided by operating activities	(38,967)	275,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(919,233)	(131,869)
Proceeds from investment securities available for sale	1,243,601	126,011
Purchases of restricted equity securities	(188,066)	—
Redemption of restricted equity securities	90,695	28
Net change in loans and leases	(59,389)	(470,337)
Proceeds from sales of loans and leases	20,502	44,549
Change in premises and equipment	(3,486)	(3,736)
Proceeds from bank owned life insurance death benefits	2,028	1,111
Cash received in the Merger	274,587	—
Other	74	104
Net cash provided by (used in) investing activities	461,313	(434,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(672,737)	104,906
Net decrease in federal funds purchased	(14,000)	—
Net (decrease) increase in securities sold under agreements to repurchase	(107,747)	7,292
Proceeds from borrowings	5,945,000	—
Repayment of borrowings	(3,181,522)	—
Dividends paid on common stock	(45,582)	(45,532)
Repurchase and retirement of common stock	(5,216)	(4,037)
Net cash provided by financing activities	1,918,196	62,629
Net increase (decrease) in cash and cash equivalents	2,340,542	(96,185)
Cash and cash equivalents, beginning of period	1,294,643	2,761,621
Cash and cash equivalents, end of period	$3,635,185	$2,665,436

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$83,836	$7,667
Income taxes	$11,407	$6,051
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$107,611	$(176,079)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$19,101	$(9,436)
Net change in pension plan liability adjustment	$18	$—

Acquisitions:
Assets acquired	$19,226,816	$—
Liabilities assumed	$(17,919,326)	$—
Net assets acquired	$1,307,490	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation-On February 28, 2023, UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation. Promptly following the Merger, Columbia’s wholly owned bank subsidiary, Columbia State Bank, merged with and into UHC’s wholly owned bank subsidiary, Umpqua Bank, with Umpqua Bank as the surviving bank. Upon completion of the Merger, the combined company became Columbia Banking System, Inc., (together with its direct and indirect subsidiaries, "we," "us," "our," "Columbia" or the "Company"), which is a financial holding company with subsidiaries including its wholly owned banking subsidiary Umpqua Bank (the "Bank") and Columbia Trust Company ("Columbia Trust").

The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. Columbia's financial results for any periods ended prior to February 28, 2023 reflect UHC results only on a standalone basis. In addition, Columbia's reported financial results for the three months ended March 31, 2023 reflect UHC financial results only until the closing of the Merger after the close of business on February 28, 2023. The number of shares issued and outstanding, earnings per share, additional paid-in capital, and all references to share quantities or metrics of Columbia have been retrospectively restated to reflect the equivalent number of shares issued in the Merger as the Merger was accounted for as a reverse acquisition using the acquisition method of accounting. Under the reverse acquisition method of accounting, the assets and liabilities of Columbia as of February 28, 2023 ("historical Columbia") were recorded at their respective fair values. Refer to Note 2 - Business Combination for additional information on this acquisition.

Columbia Banking System, Inc. is headquartered in Tacoma, Washington, and is engaged primarily in the business of commercial and retail banking. Columbia Trust provides fiduciary, agency, trust and related services, and life insurance products. The Company provides a broad range of banking and other financial services to corporate, institutional, small business, and individual customers through its wholly-owned banking subsidiary Umpqua Bank. The Bank has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., which is a commercial equipment leasing company.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, business combinations, and goodwill.

In connection with the Merger, effective February 28, 2023, the Company realigned its operating segments based on changes in its internal reporting structure and changes to the Company's Chief Operating Decision Maker. The Company now reports as a single reportable segment. Previously UHC reported two segments: Core Banking and Mortgage Banking, however in 2022 the mortgage banking segment's scale of mortgage operations was downsized as a smaller impact on the financial statements was expected in the future. The revised presentation of segment data has been applied retroactively for all periods presented in these financial statements.

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2023, the Company had 23 wholly-owned trusts that were formed to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.

Subsequent events-The Company has evaluated events and transactions through the date that the consolidated financial statements were issued for potential recognition or disclosure.

Business Combinations-The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Acquisition‑related costs, including conversion and restructuring charges, are expensed as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.

Cash and Cash Equivalents-Cash and cash equivalents include cash and due from banks and temporary investments which are interest bearing balances due from other banks. Cash and cash equivalents generally have a maturity of 90 days or less at the time of purchase.

Equity and Other Securities-Equity and other securities are carried at fair value with realized and unrealized gains or losses recorded in non-interest income.

Investment Securities Available for Sale-Debt securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Securities available for sale are carried at fair value. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders' equity, net of tax. When the fair value of an available-for-sale debt security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves, the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses.

Loans Held for Sale-The Company has elected to account for residential mortgage loans held for sale at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.

Originated Loans and Leases-Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the contractual life of the loan as yield adjustments. Leases are recorded at the amount of minimum future lease payments receivable and estimated residual value of the leased equipment, net of unearned income and any deferred fees. Initial direct costs related to lease originations are deferred as part of the investment in direct financing leases and amortized over their term using the effective interest method. Unearned lease income is amortized over the term using the effective interest method.

Acquired Loans and Leases-Loans and leases purchased without more-than-insignificant credit deterioration are recorded at their fair value at the acquisition date. However, loans and leases purchased with more-than-insignificant credit deterioration will be recorded with their applicable allowance for credit loss to determine the amortized cost basis. The difference between the fair value and principal balance is recognized as an adjustment to the yield over the remaining life of the loan and lease.

Income Recognition on Non-Accrual Loans-Loans are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a commercial or commercial real estate loan is past due beyond its maturity, principal payment, or interest payment due date by 90 days or more, unless such loans are well-secured and in the process of collection. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

Generally, when a loan is classified as non-accrual, all uncollected accrued interest is reversed from interest income and the accrual of interest income is discontinued. In addition, any cash payments subsequently received are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A loan may be restored to accrual status when the borrower's financial condition improves so that full collection of future contractual payments is considered likely. For those loans placed on non-accrual status due to payment delinquency, return to accrual status will typically not occur until the borrower demonstrates repayment ability over a period of not less than six months.

Allowance for Credit Losses-ASC Topic 326 requires an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts.

The allowance for credit losses on loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Fluctuations in the allowance are reported in our statement of operations as a component of provision for credit losses.

The Bank has established an Allowance for Credit Loss Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Instead, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for Purchased Credit-Deteriorated and Collateral Dependent Loans.

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life using an approach that reverts to historical credit loss information for the longer-term portion of the asset's life. The allowance related to the extrapolated population is based on loan segment, PD credit classification, and vintage year of the modeled loans and leases. A loss factor is calculated and applied to the non-modeled loans and leases.

The Company utilizes complex models to obtain reasonable and supportable forecasts. Most of the models calculate two predictive metrics: the probability of default and loss given default. The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral. Acquired and newly originated loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology.

Management believes that the ACL was adequate as of March 31, 2023. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

Collateral Dependent Loans-A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finance agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

Reserve for Unfunded Commitments-A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb inherent losses associated with the Bank's commitment to lend funds under existing agreements, such as letters or lines of credit. The RUC calculation utilizes the allowance for credit loss on loans and leases rates by segment, and utilization rates based on the economic expectations over the contractual life of the commitment adjusted for qualitative considerations if necessary. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on loans and leases. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

Loan and Lease Fees and Direct Loan Origination Costs-Origination and commitment fees and direct loan origination costs for loans and leases held for investment are deferred and recognized as an adjustment to the yield over the life of the loans and leases. The recognition of these net deferred fees is accelerated at loan payoff, if earlier than the estimated life of the loan.

Restricted Equity Securities-Restricted equity securities consists mostly of the Bank's investment in Federal Home Loan Bank of Des Moines stock that is carried at par value, which reasonably approximates its fair value.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on a specific percentage of total assets, with additional stock requirements based on use of FHLB products. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized or accreted over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. The Company purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the preliminary project stages are charged to non-interest expense. Costs associated with designing software configuration, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over three to seven years. Implementation costs incurred for software that is part of a hosting arrangement are capitalized in other assets and amortized on a straight-line basis over the life of the contract. In addition to annual impairment reviews, management reviews long-lived assets anytime a change in circumstance indicates the carrying amount of these assets may not be recoverable.

Operating Leases-The Company leases branch locations, corporate office space, and equipment under non-cancelable leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with one or more options to renew, with renewal terms that can extend the lease term from one to ten years or more. The exercise of lease renewal options is at management's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases of mainly former branch locations or excess space in branch or corporate facilities. In addition to annual impairment reviews, management reviews right of use assets anytime a change in circumstances indicates the carrying amount of these assets may not be recoverable.

Goodwill and Other Intangibles-Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill is not amortized but instead is periodically tested for impairment. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense.

On at least an annual basis, goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. Additionally, goodwill is evaluated on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

Mortgage Servicing Rights (MSR)-The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value servicing assets. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.

The expected life of the loans underlying the MSR can vary from management's estimates due to prepayments by borrowers, especially when rates change significantly. Prepayments outside of management's estimates would impact the recorded value of the residential MSR. The value of the MSR is also dependent upon the discount rate used in the model, which management reviews on an ongoing basis. A significant increase in the discount rate would reduce the value of the MSR.

GNMA Loan Sales-The Company originates government guaranteed loans, which are sold to Government National Mortgage Association. Pursuant to GNMA servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) sold to GNMA, if the loans meet defined delinquent loan criteria. As a result of this unilateral right, once the delinquency criteria has been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. The Company recognizes these loans within loans and leases, net and also recognizes a corresponding liability that is recorded in other liabilities. If the loan is repurchased, the liability is settled and the loan remains.

SBA/USDA Loans Sales, Servicing, and Commercial Servicing Asset-The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of SBA and USDA loans (with servicing retained) for cash proceeds. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair value and are amortized in proportion to, and over the period of, the estimated net servicing income.

Revenue Recognition-The Company's revenue within the contracts with customers guidance are presented within non-interest income and include service charges on deposits, card-based fees, merchant fee, and financial services and trust revenue. These revenues are recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. When the amount of consideration is variable, the Company will only recognize revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in the future. Substantially all of the Company's contracts with customers have expected durations of one year or less and payments are typically due when or as the services are rendered or shortly thereafter. When third parties are involved in providing services to customers, the Company recognizes revenue on a gross basis when it has control over those services being provided to the customer; otherwise, revenue is recognized for the net amount of any fee or commission.
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows:

•Service charges on deposits consists primarily of fees earned from deposit customers for account maintenance and transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied, and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

•Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned when the Bank's customers' debit and credit cards are processed through card payment networks. The performance obligation is satisfied, and the fees are earned when the cost of the transaction is charged to the cardholders' debit or credit card. Certain expenses and rebates directly related to the credit and debit card interchange contract are recorded on a net basis with the interchange income.

•Finance services and trust revenue consists of brokerage revenue related to third party revenue share agreements for commissions on brokerage services and trust revenue from trust administration and investment management services. Brokerage revenue is recognized when cash payment is received by the third party based on the net revenues earned on the products and services purchased in the month prior. Trust revenue is recognized monthly and based on the portfolio values at the end of the prior month.

•Other non-interest income includes a variety of other revenue streams including residential mortgage banking, net revenue, security gains and losses, loan sales gain and losses, BOLI income revenue, swap revenue, merchant fee income, and miscellaneous consumer fees. These revenue streams are not in the scope of revenue from contracts with customers guidance. Revenue is recognized when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.

Income Taxes-Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not." Uncertain tax positions that meet the "more likely than not" recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company's ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company earns Investment Tax Credits on certain equipment leases and uses the deferral method to account for these tax credits. Under this method, the Investment Tax Credits are recognized as a reduction of depreciation expense over the life of the asset.

Derivatives-The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Bank also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Bank also uses certain derivative financial instruments to offset changes in the value of its MSR. These derivatives consist primarily of interest rate futures and forward settling mortgage-backed securities. The Company considers all free-standing derivatives as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet, and the Company requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company's derivatives are designated as hedging instruments.

The fair value of the derivative residential mortgage loan commitments is estimated using the net present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, direct origination costs yet to be incurred, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

Stock-Based Compensation-The Company recognizes expense in its statement of operations for the grant-date fair value of RSUs and RSAs issued to employees over the employees' requisite service period (generally the vesting period). An estimate of expected forfeitures is included in the calculation of stock-based compensation expense over the vesting period, and actual forfeitures are recognized when they occur. The fair value of the RSUs and RSAs is based on the Company's share price on the grant date. Unvested RSUs and RSAs participate with common stock in any dividends declared but are only paid on the shares that ultimately vest. RSUs and RSAs generally vest ratably over three years and are recognized as compensation expense over that same period of time.

Certain RSU's (performance share units) are subject to performance-based and market-based vesting criteria in addition to a requisite service period and cliff vest based on those conditions at the end of three years. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the three years. Compensation expense is recognized over the service period to the extent RSUs and RSAs are expected to vest. The fair value of the performance-based RSU grants is estimated as of the grant date using a Monte Carlo simulation pricing model.

Earnings (Loss) per Common Share-Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, unvested RSUs and RSAs are potentially dilutive instruments issued by the Company. Undistributed losses are not allocated to the unvested stock-based payment awards as the holders are not contractually obligated to share in the losses of the Company.

Fair Value Measurements-Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities measured or disclosed at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Application of new accounting guidance

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted the guidance on January 1, 2023 and it did not have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the guidance on January 1, 2023, using a prospective methodology, noting that the updates pertain to disclosures but did not have a material impact on the Company's consolidated financial statement. Refer to Note 5 - Allowance for Credit Losses for additional information.

Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of these ASUs are not expected to have a material impact on the Company’s consolidated financial statements.

The Company has established an enterprise-wide LIBOR transition program which includes business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. The Company continues to use the expedients in this guidance to manage through the LIBOR transition, specifically for our loan portfolio.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also update the disclosures for equity securities subject to contractual restrictions. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendment will be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this ASU permit companies to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the statement of operations as a component of income tax expense (benefit). The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand the investments that generate income tax credits and other income tax benefits from a tax credit program. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in the ASU can be applied either on a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Business Combination

On February 28, 2023, UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation. Promptly following the Merger, Columbia’s wholly owned bank subsidiary, Columbia State Bank, merged with and into UHC’s wholly owned bank subsidiary, Umpqua Bank, with Umpqua Bank surviving the merger. Refer to Note 1 - Summary of Significant Accounting Policies under the Basis of Financial Statement Presentation for more information pertaining to the completed Merger.

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. Pursuant to the Merger Agreement, on the Merger Date, each holder of UHC common stock received 0.5958 of a share (the "Exchange Ratio") of Columbia's common stock for each share of UHC common stock held. Each outstanding share of common stock of Columbia remained outstanding and was unaffected by the Merger. As of the Merger Date, Columbia had approximately 208.2 million shares of common stock outstanding. On the Merger Date, the shares of UHC common stock, which previously traded under the ticker symbol "UMPQ" on NASDAQ, ceased trading on, and were delisted from, NASDAQ. Following the Merger, Columbia common stock continues to trade on NASDAQ, with the ticker symbol of "COLB".

As the legal acquirer, Columbia issued approximately 129.4 million shares of Columbia common stock in connection with the Merger, which represented approximately 62.1% of the voting interests in Columbia upon completion of the Merger. The purchase price in a reverse acquisition is determined based on the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition. Therefore, the first step in calculating the purchase price in the Merger is to determine the ownership of the combined company following the Merger.

The table below summarizes the ownership of the combined company, Columbia, following the Merger, as well as the market capitalization of the combined company using shares of Columbia and UHC common stock outstanding at February 28, 2023 and Columbia’s closing price on February 28, 2023.

	Columbia Ownership and Market Value Table (Pro Forma)
(in thousands)	Number of UHC Outstanding Shares	Percentage Ownership	Market Value at $29.73 Columbia Share Price
Columbia shareholders	78,863	37.9%	$2,344,600
UHC shareholders	129,378	62.1%	3,846,408
Total	208,241	100.0%	$6,191,008

Next, the hypothetical number of shares UHC would have to issue to give Columbia shareholders the same percentage ownership in the combined company is calculated in the table below (based on shares of UHC common stock outstanding at February 28, 2023):

	Hypothetical UHC Ownership
(in thousands)	Number of UHC Outstanding Shares	Percentage Ownership
Columbia shareholders	132,365	37.9%
UHC shareholders	217,150	62.1%
Total	349,515	100.0%

Finally, the purchase price for purposes of the transaction accounting adjustments is calculated based on the number of hypothetical shares of UHC common stock issued to Columbia shareholders, multiplied by the share price as demonstrated in the table below (amounts in thousands except per share data):

Number of hypothetical UHC common shares issued to Columbia shareholders	132,365
UHC market price per share as of February 28, 2023	$17.66
Purchase price determination of hypothetical UHC shares issued to Columbia shareholders	$2,337,567
Cash in lieu of fractional shares	$65
Purchase price consideration	$2,337,632

The following table provides the preliminary purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The estimates of fair value were recorded based on initial valuations available at the Merger Date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of March 31, 2023 and subject to adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the Merger Date valuation amounts presented herein.

(in thousands)	February 28, 2023
Purchase price consideration
Total merger consideration		$2,337,632
Fair value of assets acquired:
Cash and due from banks	$274,587
Investment securities	6,225,271
Loans held for sale	2,358
Loans and leases, net of allowance for loan and lease losses	10,884,106
Restricted equity securities	101,760
Premises and equipment	203,270
Other intangible assets	710,230
Deferred tax asset, net	253,481
Other assets	571,753
Total assets acquired	$19,226,816
Fair value of liabilities assumed:
Deposits	$15,193,474
Securities sold under agreements to repurchase	70,025
Borrowings	2,294,360
Junior and other subordinated debentures	20,310
Other liabilities	341,157
Total liabilities assumed	$17,919,326
Net assets acquired		$1,307,490
Goodwill		$1,030,142

In connection with the Merger, the Company recorded approximately $1.0 billion of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 6 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans held for sale: The loans held for sale portfolio was recorded at fair value based on quotes or bids from third party investors.

Loans and leases: A valuation of the loans held for investment portfolio was performed by a third party as of the Merger Date to assess the fair value. The loans held for investment portfolio was segmented into three groups, including performing PCD loans, non-performing PCD loans and non-PCD loans. The loans were further pooled based on loan type and risk rating bands. The loans were valued at the loan level using a discounted cash flow analysis. The analysis included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.

The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as provision for credit losses (or recapture of credit losses) arises. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis is allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.
Of the $10.9 billion net loans acquired, $402.8 million were identified as PCD assets on the Merger Date. The following table provides a summary of these PCD loans at acquisition:

(in thousands)	February 28, 2023
Principal of PCD loans acquired	$478,648
PCD ACL at acquisition	(26,492)
Non-credit discount on PCD loans	(49,337)
Fair value of PCD loans	$402,819

Premises and equipment: The fair values of premises are based on a market approach, by obtaining third-party appraisals and broker opinions of value for land, office and branch space.

Core deposit intangibles: Certain core deposits represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The intangible assets are being amortized over 10 years using the sum of years digits, based upon the period over which estimated economic benefits are estimated to be received.

Deposits: The fair values used for the demand and savings deposits equal the amount payable on demand at the Merger Date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Borrowings: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

The Company's operating results for three months ended March 31, 2023 include the operating results of the acquired assets and assumed liabilities of historical Columbia subsequent to the Merger Date. Disclosure of the amount of historical Columbia’s revenue and net income (excluding integration costs) included in the Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for the Merger.

The following table shows the impact of the merger-related expenses for the three months ended March 31, 2023:

Three Months Ended
(in thousands)	March 31, 2023
Legal and professional	$49,419
Personnel	21,455
Premises and equipment	21,265
Charitable contributions	20,000
Other	3,759
Total merger-related expenses	$115,898

The following table presents unaudited pro forma information as if the Merger had occurred on January 1, 2022. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. The pro forma information is not indicative of what would have occurred had the Merger occurred as of the beginning of the year prior to the Merger Date. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger. As a result, actual amounts differed from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net interest income	$526,260	$470,055
Non-interest income	$88,572	$102,224
Net income (1)	$217,135	$22,672
(1) The 2023 pro forma net income was adjusted to exclude $143.9 million of merger-related costs, inclusive of historical Columbia merger related costs, incurred in 2023 and the 2022 pro forma net income was adjusted to include these costs.

Branch divestitures: Prior to the Merger Date, historical Columbia was required to divest certain branches to satisfy regulatory requirements in connection with the Merger. In January 2023, Columbia completed the divestiture of three branches and certain related assets and deposit liabilities to First Northern Bank of Dixon, a wholly-owned subsidiary of First Northern Community Bancorp. In February 2023, Columbia completed the divestiture of another seven branches and certain related assets and deposit liabilities to 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, Inc. The income and expense associated with the operation of these branches prior to being divested have been excluded from the pro forma.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,584,480	$3,940	$(86,058)	$1,502,362
Obligations of states and political subdivisions	1,086,982	21,327	(22,124)	1,086,185
Mortgage-backed securities and collateralized mortgage obligations	6,974,815	68,832	(382,594)	6,661,053
Total available for sale securities	$9,646,277	$94,099	$(490,776)	$9,249,600
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,432	$743	$—	$3,175
Total held to maturity securities	$2,432	$743	$—	$3,175

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,035,532	$—	$(99,358)	$936,174
Obligations of states and political subdivisions	297,610	231	(28,041)	269,800
Mortgage-backed securities and collateralized mortgage obligations	2,405,139	3	(414,950)	1,990,192
Total available for sale securities	$3,738,281	$234	$(542,349)	$3,196,166
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,476	$721	$—	$3,197
Total held to maturity securities	$2,476	$721	$—	$3,197

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $34.8 million and $10.6 million as of March 31, 2023 and December 31, 2022, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$78,917	$3,513	$770,126	$82,545	$849,043	$86,058
Obligations of states and political subdivisions	59,926	425	129,513	21,699	189,439	22,124
Mortgage-backed securities and collateralized mortgage obligations	174,883	3,083	1,912,276	379,511	2,087,159	382,594
Total temporarily impaired securities	$313,726	$7,021	$2,811,915	$483,755	$3,125,641	$490,776

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$734,473	$71,967	$201,701	$27,391	$936,174	$99,358
Obligations of states and political subdivisions	160,078	10,037	60,381	18,004	220,459	28,041
Mortgage-backed securities and collateralized mortgage obligations	592,032	61,813	1,398,061	353,137	1,990,093	414,950
Total temporarily impaired securities	$1,486,583	$143,817	$1,660,143	$398,532	$3,146,726	$542,349

The number of individual debt securities in an unrealized loss position in the tables above decreased to 439 at March 31, 2023, as compared to 473 at December 31, 2022. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. Substantially all of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2023 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at March 31, 2023.

The following table presents the contractual maturities of debt securities at March 31, 2023:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$46,775	$46,157	$—	$—
Due after one year through five years	1,654,173	1,646,542	4	4
Due after five years through ten years	2,924,904	2,870,751	2	2
Due after ten years	5,020,425	4,686,150	2,426	3,169
Total securities	$9,646,277	$9,249,600	$2,432	$3,175

The following table presents, as of March 31, 2023, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,659,206	$1,529,789
To secure repurchase agreements	635,851	577,667
Other securities pledged	2,564,019	2,375,610
Total pledged securities	$4,859,076	$4,483,066
Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Commercial real estate
Non-owner occupied term, net	$6,353,550	$3,894,840
Owner occupied term, net	5,156,848	2,567,761
Multifamily, net	5,590,587	5,285,791
Construction & development, net	1,467,561	1,077,346
Residential development, net	440,667	200,838
Commercial
Term, net	5,906,774	3,029,547
Lines of credit & other, net	2,184,762	960,054
Leases & equipment finance, net	1,746,267	1,706,172
Residential
Mortgage, net	6,187,964	5,647,035
Home equity loans & lines, net	1,870,002	1,631,965
Consumer & other, net	186,298	154,632
Total loans and leases, net of deferred fees and costs	$37,091,280	$26,155,981

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $139.0 million and $86.8 million as of March 31, 2023 and December 31, 2022, respectively, and is included in Other Assets. As of March 31, 2023, loans totaling $19.0 billion were pledged to secure borrowings and available lines of credit.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. As of March 31, 2023 and December 31, 2022, the net deferred fees and costs were $83.7 million and $84.7 million, respectively.

The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. Total discounts on acquired loans were $711.7 million and $6.1 million as of March 31, 2023 and December 31, 2022, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $520.7 million as of March 31, 2023. The carrying balance of PCD loans was $467.8 million at March 31, 2023.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $4.7 million for the three months ended March 31, 2023, as compared to $5.1 million for the three months ended March 31, 2022.

Note 5 – Allowance for Credit Losses

Allowance for Credit Losses Methodology

The ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. To calculate the ACL, management uses models to estimate the PD and LGD for loans utilizing inputs that include forecasted future economic conditions and that are dependent upon specific macroeconomic variables relevant to each of the Bank's loan and lease portfolios. Moody's Analytics, a third party, provided the historical and forward-looking macroeconomic data utilized in the models used to calculate the ACL.

In calculating ACL, the Bank considered the financial and economic environment at the time of assessment and economic scenarios that differed in the levels of severity and sensitivity to the ACL results. At each measurement date, the Bank selects the scenario that reflects its view of future economic conditions and is determined to be the most probable outcome.

All forecasts are updated for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results and the timing thereof will differ from the estimate of credit losses, either in a strong economy or a recession, as the portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration or improvement in the economy timely enough for the Bank to be able to adequately address the impact to the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended March 31, 2023, were primarily related to the initial provision booked at the Merger Date for the acquired Columbia loan portfolio and changes in the economic assumptions. Because of the uncertain economic environment, the Bank opted to use Moody's Analytics' February baseline economic forecast for estimating the ACL as of March 31, 2023.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 1.3% in 2023, 2.2% in 2024, 2.7% in 2025, and 2.6% in 2026;
•U.S. unemployment rate average of 3.5% in 2023, 3.9% in 2024, 4.0% in 2025, and 4.1% 2026;
•The forecasted average federal funds rate is expected to be 4.8% in 2023, 4.2% in 2024, 3.2% 2025 and 2.5% in 2026.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' February S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The combination of supply-side shortages, rising political tensions, still-high inflation, and still-elevated interest rates causes the economy to fall into recession in the second quarter of 2023. The decline lasts for three quarters and the peak-to-trough decline is 0.9%. The unemployment rate rises to a peak of 6.4% in early 2024;
•Because the Fed remains concerned about inflation, it keeps the fed funds rate elevated, though it is slightly below the baseline because of the weakening economy. Worries grow that China might block the Taiwan Strait, limiting the supply of semiconductor chips from Taiwan and raising fears of a wider war. Business and consumer confidence fall;
•The supply-chain shortages weaken manufacturing and also keep inflation elevated;
•U.S. real GDP average annualized growth of 0.4% in 2023, 0.4% in 2024, 3.2% in 2025, and 3.1% in 2026;
•U.S. unemployment rate average of 4.8% in 2023, 5.8% in 2024, 4.2% in 2025, and 4.1% in 2026;
•The forecasted average federal funds rate is expected to be 4.6% in 2023, 3.1% in 2024, 2.1% in 2025 and 2.4% in 2026.

The results using the comparison scenario as well as changes to the macroeconomic variables subsequent to selected February economic forecast scenarios for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factor adjustments.

The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company has selected models at the portfolio level using a risk-based approach, with larger, more complex portfolios having more complex models. Except as noted below, the macroeconomic variables that are inputs to the models are reasonable and supportable over the life of the loans in that they reasonably project the key economic variables in the near term and then converge to a long run equilibrium trend. These models produce reasonable and supportable estimates of loss over the life of the loans as the projected credit losses will also converge to a steady state in line with the variables applied. The Company measures the ACL using the following methods:

Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given commercial real estate market factors determined from macroeconomic and regional commercial real estate forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast provided by Moody's Analytics' REIS of real estate metrics, such as rental rates, vacancies, and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

The owner-occupied commercial real-estate portfolio utilizes a top-down macroeconomic model using linear regression. This model produces portfolio level quarterly net charge-off rates for 10 years and carries forward the last quarter's expected loss percentage projection to remaining periods. The primary economic drivers for this model are CRE price index and a five-state average unemployment rate.

Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with cycle-adjusting information based on the obligor's state and industry. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario over a one-year reasonable and supportable forecast. The primary economic drivers in the model are the S&P 500 Stock Price Index, S&P 500 Market Volatility Index, U.S. unemployment rate, as well as appropriate yield curves and credit spreads. This model utilizes output reversion methodology, which, after one year, reverts on a straight-line basis over two years to long-term PD estimated using financial statement ratios of each obligor.

The model for the homogeneous lease and equipment finance agreement portfolio uses lease and equipment finance agreement information, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD values. The PD calculation is based on survival analysis while LGD is calculated using a two-step regression. The model calculates LGD using an estimate of the probability that a defaulted lease or equipment finance agreement will have a loss, and an estimate of the loss amount. The primary economic drivers for the model are GDP, U.S. unemployment rate, and a home price growth index. The model produces PD and LGD curves at the lease or equipment finance agreement level for each month in the forecast horizon.

Residential: The models for residential real estate and HELOCs utilize loan level variables, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD. The U.S. unemployment rate and home price growth rate indexes are primary economic drivers in both the residential real estate and HELOC models. In addition, the prime rate is also a primary driver in the HELOC model. The models focus on establishing an empirical relationship between default probabilities and a set of loan-level, borrower, and macroeconomic credit risk drivers. The LGD calculation for residential real estate is based on an estimate of the probability that a defaulted loan will have a loss, and then an estimate of the loss amount. HELOCs utilize the same model using residential real estate LGD values to assign loans to cohorts based on FICO scores and loan age. The model produces PD and LGD curves at the loan level for each quarter in the forecast horizon.

Consumer: Historical net charge-off information as well as economic forecast assumptions are used to project loss rates for the Consumer segment.

All loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology. The loans and leases receiving an extrapolated rate include loans acquired through the Merger, newly originated loans and leases, and loans and leases without the granularity of data necessary to be modeled. Based on the vintage year, credit classification, and reporting category of the modeled loans and leases, a loss factor is calculated and applied to the non-modeled loans and leases. The results are evaluated qualitatively to ensure reasonability and compliance with CECL.

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. The Company uses a prepayment model that forecasts the constant prepayment rates based on institution specific data for the commercial real estate, commercial and industrial and consumer portfolios and a forward curve approach that changes with macro-economic input variables for the residential and leases portfolios. Below are the nine qualitative factors considered where applicable:

•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
•Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
•Changes in the nature and volume of the portfolio and in the terms of loans and leases.
•Changes in the experience, ability, and depth of lending management and other relevant staff.
•Changes in the volume and severity of past due loans and leases, the volume of non-accrual loans and leases, and the volume and severity of adversely classified or graded loans and leases.
•Changes in the quality of the Bank's credit review system.
•Changes in the value of the underlying collateral for collateral-dependent loans and leases.
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank's existing portfolio.

The Company evaluated each qualitative factor as of March 31, 2023, and concluded that a material adjustment to the amounts indicated by the models was not necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

Loss factors from the models, prepayment speeds, and qualitative factors are input into the Company's CECL accounting application which aggregates the information. The Company then uses two methods to calculate the current expected credit loss: 1) the DCF method, which is used for all loans except lines of credit and 2) the non-DCF method which is used for lines of credit due to difficulty of calculating an effective interest rate when lines have yet to be drawn on. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses adjusted for prepayments. The difference in the net present value and the amortized cost of the asset will result in the required allowance. The non-DCF method uses the exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance.

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	24,483	70,997	9,955	1,063	106,498
Charge-offs	—	(19,248)	(248)	(773)	(20,269)
Recoveries	58	3,058	123	369	3,608
Net recoveries (charge-offs)	58	(16,190)	(125)	(404)	(16,661)
Balance, end of period	$111,090	$239,146	$60,613	$6,615	$417,464
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
(Recapture) provision for credit losses on unfunded commitments	(1,059)	266	(144)	(22)	(959)
Balance, end of period	8,405	6,381	3,320	923	19,029
Total allowance for credit losses	$119,495	$245,527	$63,933	$7,538	$436,493
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the period.

	Three Months Ended March 31, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(7,462)	8,812	2,872	1,474	5,696
Charge-offs	—	(7,858)	(167)	(885)	(8,910)
Recoveries	25	2,545	173	623	3,366
Net recoveries (charge-offs)	25	(5,313)	6	(262)	(5,544)
Balance, end of period	$91,638	$121,072	$31,946	$3,908	$248,564
Reserve for unfunded commitments
Balance, beginning of period	$8,461	$2,028	$1,957	$321	$12,767
Provision (recapture) for credit losses on unfunded commitments	277	(408)	236	46	151
Balance, end of period	8,738	1,620	2,193	367	12,918
Total allowance for credit losses	$100,376	$122,692	$34,139	$4,275	$261,482

Asset Quality and Non-Performing Loans and Leases

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other factors.

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2023 and 2022.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$2,929	$683	$—	$3,612	$4,016	$6,345,922	$6,353,550
Owner occupied term, net	1,190	738	1	1,929	11,596	5,143,323	5,156,848
Multifamily, net	—	—	—	—	—	5,590,587	5,590,587
Construction & development, net	—	—	—	—	—	1,467,561	1,467,561
Residential development, net	—	—	—	—	—	440,667	440,667
Commercial
Term, net	3,451	1,550	93	5,094	9,640	5,892,040	5,906,774
Lines of credit & other, net	1,996	1,213	58	3,267	1,681	2,179,814	2,184,762
Leases & equipment finance, net	28,956	16,253	—	45,209	30,980	1,670,078	1,746,267
Residential
Mortgage, net (2)	7,993	5,112	20,867	33,972	—	6,153,992	6,187,964
Home equity loans & lines, net	3,843	2,024	1,958	7,825	—	1,862,177	1,870,002
Consumer & other, net	470	240	140	850	—	185,448	186,298
Total, net of deferred fees and costs	$50,828	$27,813	$23,117	$101,758	$57,913	$36,931,609	$37,091,280
(1) Loans and leases on non-accrual with an amortized cost basis of $57.9 million had a related allowance for credit losses of $30.4 million at March 31, 2023.
(2) Includes government guaranteed mortgage loans that Columbia has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.4 million at March 31, 2023.

	December 31, 2022
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$811	$538	$—	$1,349	$2,963	$3,890,528	$3,894,840
Owner occupied term, net	168	50	1	219	2,048	2,565,494	2,567,761
Multifamily, net	—	—	—	—	—	5,285,791	5,285,791
Construction & development, net	—	—	—	—	—	1,077,346	1,077,346
Residential development, net	—	—	—	—	—	200,838	200,838
Commercial
Term, net	1,241	1,489	19	2,749	5,303	3,021,495	3,029,547
Lines of credit & other, net	514	419	4	937	—	959,117	960,054
Leases & equipment finance, net	19,929	23,288	7,886	51,103	20,388	1,634,681	1,706,172
Residential
Mortgage, net (2)	847	10,619	24,943	36,409	—	5,610,626	5,647,035
Home equity loans & lines, net	2,808	1,526	1,569	5,903	—	1,626,062	1,631,965
Consumer & other, net	446	200	134	780	—	153,852	154,632
Total, net of deferred fees and costs	$26,764	$38,129	$34,556	$99,449	$30,702	$26,025,830	$26,155,981
(1) Loans and leases on non-accrual with an amortized cost basis of $30.7 million had a related allowance for credit losses of $17.5 million at December 31, 2022.
(2) Includes government guaranteed mortgage loans that Columbia has the right but not the obligation to repurchase that are past due 90 days or more, totaling $6.6 million at December 31, 2022.

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. There have been no significant changes in the level of collateralization from the prior periods. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of March 31, 2023:

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,639	$—	$—	$3,639
Owner occupied term, net	—	11,168	—	—	11,168
Commercial
Term, net	2,324	687	3,737	316	7,064
Line of credit & other, net	—	447	760	88	1,295
Leases & equipment finance, net	—	—	30,980	—	30,980
Residential
Mortgage, net	41,133	—	—	—	41,133
Home equity loans & lines, net	3,057	—	—	—	3,057
Total, net of deferred fees and costs	$46,514	$15,941	$35,477	$404	$98,336

Loan and Lease Modifications Made to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance.

Modifications to borrowers in financial difficulty may include term extensions, interest rate reductions, principal or interest forgiveness, or an other-than-insignificant payment delay. In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: term extension, principal forgiveness, an other-than-insignificant payment delay, or an interest rate reduction.

The following table presents the amortized cost basis of loans at March 31, 2023, that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(in thousands)	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Principal Forgiveness	Combination - Principal forgiveness and other than insignificant payment delay	% of total class of financing receivable
Commercial
Lines of credit & other, net	$1,355	$—	$—	$—	$—	0.06%
Leases & equipment finance, net	—	429	—	—	—	0.02%
Residential
Mortgage, net	—	—	—	1,938	8,987	0.18%
Home equity loans & lines, net	—	—	207	—	—	0.01%
Total loans and leases experiencing financial difficulty	$1,355	$429	$207	$1,938	$8,987	0.03%

Type of Modification	Loan Type	Financial Effect
Term extension	Lines of credit & other, net	Added a weighted average 10 months to the life of the loans, which reduced monthly payments for the borrowers
Other-than-insignificant payment delay	Leases & equipment finance, net	Delayed payment for 9 months
Combination - term extension and principal forgiveness	Home equity loans & lines, net	Added a weighted average 7.1 years to the life of the loan and decreased the weighted average interest rate by 3.24%.
Combination - term extension and principal forgiveness	Mortgage, net	Added a weighted average 13.3 years to the life of the loan and deferred $179,000 of principal payments at the maturity of the loan.
Combination - principal forgiveness and other-than-insignificant payment delay	Mortgage, net	Deferred $320,000 of principal payments at the maturity of the loan.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All modified loans are current and there were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023, that subsequently defaulted.

Credit Quality Indicators

Management regularly reviews loans and leases in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading. In addition, the Company's board of directors reviews and approves the credit quality indicators each year. The Bank differentiates its lending portfolios into homogeneous and non-homogeneous loans and leases. Homogeneous loans and leases are initially risk rated on a single risk rating scale based on the past due status of the loan or lease. Homogeneous loans and leases that have risk-based modifications or forbearances enter into an alternative elevated risk rating scale that freezes the elevated risk rating and requires six consecutive months of scheduled payments without delinquency before the loan or lease can return to the delinquency-based risk rating scale. Homogeneous loans and leases with other defined risk factors such as confirmed bankruptcy, business closure, death of a guarantor or fraud will be set to a floor substandard rating.

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The probability of default scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. For non-homogeneous loans and leases, PD ratings of 1 through 9 are "pass" grades, while PD ratings of 10 and 11 are "watch" grades. PD ratings of 12-16 correspond to the regulatory-defined categories of special mention (12), substandard (13-14), doubtful (15), and loss (16). The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

The PD scale estimates the likelihood that a borrower will experience a major default on any of its debt obligations within a specified time period. Examples of major defaults include payments 90 days or more past due, non-accrual classification, bankruptcy filing, or a full or partial charge-off of a loan or lease. As such, the PD scale represents the credit quality indicator for non-homogeneous loans and leases.

The credit quality indicator rating categories follow regulatory classification and can be generally described by the following groupings for loans and leases:

Pass/Watch—A pass loan or lease is a loan or lease with a credit risk level acceptable to the Bank for extending credit and maintaining normal credit monitoring. A watch loan or lease is considered pass rated but has a heightened level of unacceptable default risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower risk rating would be appropriate within a short period of time.

Special Mention—A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. These borrowers have an elevated probability of default but not to the point of a substandard classification.

Substandard—A substandard loan or lease is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans and leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans or leases classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable.

Loss—Loans or leases classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of March 31, 2023 and December 31, 2022:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$124,614	$1,285,216	$1,161,873	$675,468	$818,898	$2,053,533	$57,328	$21,308	$6,198,238
Special mention	—	1,176	3,276	1,449	10,506	17,329	—	1,431	35,167
Substandard	—	451	—	1,599	19,446	93,831	—	4,608	119,935
Doubtful	—	—	—	—	—	197	—	—	197
Loss	—	—	—	—	—	13	—	—	13
Total non-owner occupied term, net	$124,614	$1,286,843	$1,165,149	$678,516	$848,850	$2,164,903	$57,328	$27,347	$6,353,550
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$114,598	$1,193,947	$1,054,672	$481,430	$592,964	$1,502,448	$56,923	$31,581	$5,028,563
Special mention	296	462	21,989	3,991	11,299	22,274	—	—	60,311
Substandard	—	2,091	5,245	17,714	19,496	22,201	71	—	66,818
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1,052	104	—	—	1,156
Total owner occupied term, net	$114,894	$1,196,500	$1,081,906	$503,135	$624,811	$1,547,027	$56,994	$31,581	$5,156,848
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Multifamily, net
Credit quality indicator:
Pass/Watch	$13,039	$2,034,323	$1,617,754	$412,892	$616,116	$841,765	$42,973	$8,852	$5,587,714
Special mention	—	—	1,297	—	—	—	—	—	1,297
Substandard	—	—	—	—	—	1,576	—	—	1,576
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$13,039	$2,034,323	$1,619,051	$412,892	$616,116	$843,341	$42,973	$8,852	$5,590,587
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction & development, net
Credit quality indicator:
Pass/Watch	$36,112	$430,366	$669,754	$183,298	$94,147	$36,895	$13,685	$1,586	$1,465,843
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,718	—	—	1,718
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$36,112	$430,366	$669,754	$183,298	$94,147	$38,613	$13,685	$1,586	$1,467,561
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Residential development, net
Credit quality indicator:
Pass/Watch	$13,358	$129,916	$56,067	$3,334	$—	$1,842	$234,748	$1,402	$440,667
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$13,358	$129,916	$56,067	$3,334	$—	$1,842	$234,748	$1,402	$440,667
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

Total commercial real estate	$302,017	$5,077,948	$4,591,927	$1,781,175	$2,183,924	$4,595,726	$405,728	$70,768	$19,009,213

Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$148,566	$1,329,643	$1,113,593	$449,838	$337,845	$755,284	$1,323,569	$188,984	$5,647,322
Special mention	—	38,165	47,723	331	4,457	10,658	—	887	102,221
Substandard	—	5,006	9,425	4,464	17,472	39,141	60,731	18,752	154,991
Doubtful	—	—	120	700	—	317	—	47	1,184
Loss	—	—	18	—	—	1,006	—	32	1,056
Total term, net	$148,566	$1,372,814	$1,170,879	$455,333	$359,774	$806,406	$1,384,300	$208,702	$5,906,774
Current YTD period:
Gross charge-offs	—	13	—	—	—	22	—	—	35
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$54,159	$112,845	$49,633	$13,090	$34,820	$12,208	$1,740,319	$52,498	$2,069,572
Special mention	1,673	1,969	—	—	—	—	72,892	481	77,015
Substandard	—	—	—	—	—	8,079	20,114	9,640	37,833
Doubtful	—	—	—	—	—	—	99	210	309
Loss	—	—	—	—	—	—	—	33	33
Total lines of credit & other, net	$55,832	$114,814	$49,633	$13,090	$34,820	$20,287	$1,833,424	$62,862	$2,184,762
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	193	286	479
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$245,504	$709,291	$317,866	$161,083	$127,018	$86,193	$—	$—	$1,646,955
Special mention	173	16,040	9,755	3,545	2,356	838	—	—	32,707
Substandard	584	13,072	6,508	2,445	2,047	962	—	—	25,618
Doubtful	12	16,080	12,945	4,107	2,554	825	—	—	36,523
Loss	—	2,192	1,196	541	390	145	—	—	4,464
Total leases & equipment finance, net	$246,273	$756,675	$348,270	$171,721	$134,365	$88,963	$—	$—	$1,746,267
Current YTD period:
Gross charge-offs	2	6,326	7,058	2,228	1,788	1,332	—	—	18,734

Total commercial	$450,671	$2,244,303	$1,568,782	$640,144	$528,959	$915,656	$3,217,724	$271,564	$9,837,803

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$17,122	$1,689,103	$2,623,063	$538,990	$472,233	$818,883	$—	$—	$6,159,394
Special mention	—	688	2,158	1,624	2,132	6,503	—	—	13,105
Substandard	—	—	1,001	918	1,328	9,456	—	—	12,703
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	329	863	154	1,416	—	—	2,762
Total mortgage, net	$17,122	$1,689,791	$2,626,551	$542,395	$475,847	$836,258	$—	$—	$6,187,964
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$238	$1,087	$762	$—	$32	$9,486	$1,811,602	$39,164	$1,862,371
Special mention	—	—	—	—	—	97	4,193	1,577	5,867
Substandard	—	—	—	—	—	60	360	304	724
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	32	650	358	1,040
Total home equity loans & lines, net	$238	$1,087	$762	$—	$32	$9,675	$1,816,805	$41,403	$1,870,002
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	248	—	248

Total residential	$17,360	$1,690,878	$2,627,313	$542,395	$475,879	$845,933	$1,816,805	$41,403	$8,057,966

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$18,382	$21,474	$9,523	$6,931	$5,812	$7,741	$113,244	$2,343	$185,450
Special mention	—	51	11	53	37	69	371	117	709
Substandard	—	5	—	—	—	28	87	9	129
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$18,382	$21,530	$9,534	$6,984	$5,849	$7,845	$113,705	$2,469	$186,298
Current YTD period:
Gross charge-offs	507	4	9	1	17	18	124	93	773

Grand total	$788,430	$9,034,659	$8,797,556	$2,970,698	$3,194,611	$6,365,160	$5,553,962	$386,204	$37,091,280

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$726,865	$746,833	$389,476	$590,571	$404,905	$968,254	$4,327	$4,442	$3,835,673
Special mention	1,185	—	1,482	4,597	4,002	4,603	—	—	15,869
Substandard	452	—	—	311	34,393	8,129	—	—	43,285
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	13	—	—	13
Total non-owner occupied term, net	$728,502	$746,833	$390,958	$595,479	$443,300	$980,999	$4,327	$4,442	$3,894,840
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$660,479	$544,011	$183,996	$307,944	$211,539	$585,740	$4,552	$117	$2,498,378
Special mention	2,091	20,328	239	3,279	9,527	19,562	—	—	55,026
Substandard	—	—	404	660	1,356	11,833	—	—	14,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	104	—	—	104
Total owner occupied term, net	$662,570	$564,339	$184,639	$311,883	$222,422	$617,239	$4,552	$117	$2,567,761
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,944,714	$1,556,986	$364,306	$618,523	$219,260	$496,628	$82,467	$2,907	$5,285,791
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,944,714	$1,556,986	$364,306	$618,523	$219,260	$496,628	$82,467	$2,907	$5,285,791
Construction & development, net
Credit quality indicator:
Pass/Watch	$248,437	$505,680	$205,577	$83,808	$—	$18,183	$2,393	$—	$1,064,078
Special mention	—	13,268	—	—	—	—	—	—	13,268
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$248,437	$518,948	$205,577	$83,808	$—	$18,183	$2,393	$—	$1,077,346
Residential development, net
Credit quality indicator:
Pass/Watch	$38,662	$20,609	$417	$—	$—	$—	$141,150	$—	$200,838
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$38,662	$20,609	$417	$—	$—	$—	$141,150	$—	$200,838
Total commercial real estate	$3,622,885	$3,407,715	$1,145,897	$1,609,693	$884,982	$2,113,049	$234,889	$7,466	$13,026,576

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$792,764	$643,930	$174,188	$156,068	$130,309	$278,695	$744,193	$44,033	$2,964,180
Special mention	—	1,138	3	100	1,488	935	—	411	4,075
Substandard	16,424	1,403	1,362	1,358	10,619	2,211	27,240	—	60,617
Doubtful	—	—	675	—	—	—	—	—	675
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$809,188	$646,471	$176,228	$157,526	$142,416	$281,841	$771,433	$44,444	$3,029,547
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$57,715	$6,271	$4,660	$13,304	$8,653	$1,257	$813,110	$36,573	$941,543
Special mention	—	—	—	—	—	—	5,833	1,933	7,766
Substandard	—	314	—	—	—	1,102	6,031	3,294	10,741
Doubtful	—	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	3	—	3
Total lines of credit & other, net	$57,715	$6,585	$4,660	$13,304	$8,653	$2,359	$824,977	$41,801	$960,054
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$812,537	$362,612	$190,507	$149,667	$62,292	$40,328	$—	$—	$1,617,943
Special mention	9,840	8,403	2,902	2,423	665	182	—	—	24,415
Substandard	11,531	8,165	3,452	2,697	1,477	177	—	—	27,499
Doubtful	11,822	13,034	4,326	3,419	1,211	197	—	—	34,009
Loss	1,243	505	275	236	28	19	—	—	2,306
Total leases & equipment finance, net	$846,973	$392,719	$201,462	$158,442	$65,673	$40,903	$—	$—	$1,706,172
Total commercial	$1,713,876	$1,045,775	$382,350	$329,272	$216,742	$325,103	$1,596,410	$86,245	$5,695,773

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$1,465,067	$2,389,861	$485,576	$471,416	$143,611	$661,715	$—	$—	$5,617,246
Special mention	307	1,351	1,203	2,365	752	5,487	—	—	11,465
Substandard	—	1,664	1,041	2,693	2,015	9,907	—	—	17,320
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	561	—	193	193	57	—	—	1,004
Total mortgage, net	$1,465,374	$2,393,437	$487,820	$476,667	$146,571	$677,166	$—	$—	$5,647,035
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$1,117	$630	$—	$—	$16	$7,320	$1,584,200	$32,778	$1,626,061
Special mention	—	—	—	—	—	79	3,208	1,047	4,334
Substandard	—	—	—	—	—	53	557	154	764
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	357	449	806
Total home equity loans & lines, net	$1,117	$630	$—	$—	$16	$7,452	$1,588,322	$34,428	$1,631,965
Total residential	$1,466,491	$2,394,067	$487,820	$476,667	$146,587	$684,618	$1,588,322	$34,428	$7,279,000

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$22,959	$7,990	$6,701	$6,232	$2,626	$4,436	$102,465	$442	$153,851
Special mention	6	—	27	14	42	66	371	122	648
Substandard	—	9	1	9	—	32	47	25	123
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$22,965	$7,999	$6,729	$6,255	$2,668	$4,541	$102,886	$589	$154,632
Grand total	$6,826,217	$6,855,556	$2,022,796	$2,421,887	$1,250,979	$3,127,311	$3,522,507	$128,728	$26,155,981
Note 6 – Goodwill and Other Intangible Assets
At March 31, 2023, Columbia had recorded $1.0 billion in goodwill related to the Merger, as compared to no goodwill at December 31, 2022. Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. Additional information on the Merger and purchase price allocations is provided in Note 2 - Business Combinations.

Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through business combinations. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

The following table summarizes other intangible assets as of March 31, 2023 and December 31, 2022.

	Other Intangible Assets
(in thousands)	Gross	Accumulated Amortization	Net
Balance, December 31, 2022	$54,561	$(49,816)	$4,745
Net additions	710,230	—	710,230
Amortization	—	(12,660)	(12,660)
Balance, March 31, 2023	$764,791	$(62,476)	$702,315

The table below presents the forecasted amortization expense for intangible assets at March 31, 2023:

(in thousands)
Year	Expected Amortization
2023	$104,017
2024	123,735
2025	108,589
2026	94,502
2027	80,415
Thereafter	191,057
Total intangible assets	$702,315

Note 7 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Balance, beginning of period	$185,017	$123,615
Additions for new MSR capitalized	1,601	7,390
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,881)	(5,347)
Changes due to valuation inputs or assumptions (1)	(2,937)	40,149
Balance, end of period	$178,800	$165,807
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of March 31, 2023 and December 31, 2022 is as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Balance of loans serviced for others	$12,914,046	$13,020,189
MSR as a percentage of serviced loans	1.38%	1.42%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $9.4 million for the three months ended March 31, 2023, as compared to $9.1 million for the three months ended March 31, 2022.

Note 8 – Borrowings

The Company had total borrowings outstanding at March 31, 2023 with carrying values of $6.0 billion compared to $906.2 million at December 31, 2022.

The Bank had outstanding secured advances from the FHLB at March 31, 2023 with carrying values of $5.9 billion, as compared to $906.2 million at December 31, 2022. The FHLB advances have fixed interest rates ranging from 4.97% to 5.38% and mature in 2023. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

The Bank also had available lines of credit with the FHLB totaling $5.5 billion at March 31, 2023, subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $1.3 billion subject to certain collateral requirements, namely the amount of certain pledged loans at March 31, 2023. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $600.0 million at March 31, 2023. The Bank also has access to the FRB Bank Term Funding Program with an available line of credit of $2.3 billion, subject to certain collateral requirements, namely the amount of pledged investment securities. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company has a $50.0 million short-term credit facility with an unaffiliated bank. This facility, which expires May 25, 2023, provides the Company additional liquidity, if needed, for various corporate activities. As of March 31, 2023, $50.0 million was outstanding at a variable rate of 6.38%. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and net income levels. The Company was in compliance with all covenants associated with this facility at March 31, 2023.

Note 9 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	March 31, 2023
Commitments to extend credit	$11,963,019
Forward sales commitments	$61,000
Commitments to originate residential mortgage loans held for sale	$39,898
Standby letters of credit	$155,886

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the risk involved in on-balance sheet items. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2023 and 2022. At March 31, 2023, approximately $131.7 million of standby letters of credit expire within one year, and $24.2 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2023, the Company had a residential mortgage loan repurchase reserve liability of $200,000. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of March 31, 2023, the Bank had a recorded liability of $5.4 million for the loans subject to this repurchase right.

Legal Proceedings and Regulatory Matters—The Company is subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations, and other actions brought or considered by governmental and self-regulatory agencies. The Company is a party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial or uncertain amounts.

In August 2020, a class action complaint was filed in the United States District Court for the Northern District of California (and subsequently amended) by putative class representatives, alleging aiding and abetting claims against Umpqua Bank associated with the failure and bankruptcy of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., founded by decedent Kenneth J. Casey. Both companies maintained their primary deposit account relationship with Umpqua Bank’s Novato, Marin County, California branch office, acquired by Umpqua from Circle Bank. The plaintiffs claim Casey effectuated a multi-year Ponzi scheme with the assistance of a legacy Circle Bank branch manager. Umpqua’s motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. The plaintiffs most recently estimate that damages from the scheme may amount to between $386.2 million and $429.8 million, which does not consider prior bankruptcy recoveries of $110.0 million to date. The cases follow an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. on May 28, 2020. Umpqua Bank intends to defend this matter vigorously and believes that it has meritorious defenses.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $3.9 million accrued related to legal matters as of March 31, 2023.

Resolution and the outcome of legal claims is unpredictable, exacerbated by factors including the following: damages sought are unsubstantiated or indeterminate; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; discovery or motion practice is not complete; the proceeding is not yet in its final stages; the matters present legal uncertainties; there are significant facts in dispute; there are a large number of parties, including multiple defendants; or there is a wide range of potential results. Any estimate or determination relating to the future resolution of legal and regulatory matters is uncertain and involves significant judgment. The Company is usually unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process.

Although there can be no assurance as to the ultimate outcome of specific legal matter, the Company believes it has meritorious defenses to the claims asserted against us in our currently outstanding legal matters, and the Company intends to continue to vigorously defend ourselves. The Company will consider settlement of legal matters when, in management's judgment, it is in the best interests of the Company and its shareholders.

Based on information currently available, advice of counsel, available insurance coverage, and established reserves, the Company believes that the eventual outcome of the actions against us will not have a material adverse effect on the Company's consolidated financial statements. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Company's results of operations for any particular period.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 78% of the Bank's loan and lease portfolio at March 31, 2023 and December 31, 2022, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to any single correspondent, the Bank has established general standards for selecting correspondent banks as well as internal limits for allowable exposure to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

Note 10 – Derivatives

The Bank may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and MSRs. None of the Company's derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2023 and 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2023 and December 31, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $39.9 million and $56.1 million, respectively, and forward sales commitments of $61.0 million and $104.0 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of March 31, 2023, the Bank had $207.0 million notional of interest rate futures contracts and $10.0 million of mortgage-backed securities related to this program. The Bank had cash collateral posting requirements for margins with its futures and mortgage-back securities counterparties and was required to post collateral against its obligations under these agreements of $739,000 as of March 31, 2023.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2023, the Bank had 1,338 interest rate swaps with an aggregate notional amount of $8.6 billion related to this program. As of December 31, 2022, the Bank had 922 interest rate swaps with an aggregate notional amount of $7.3 billion related to this program.

As of March 31, 2023 and December 31, 2022, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $261.1 million and $270.0 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $85.1 million and $89.5 million as of March 31, 2023 and December 31, 2022, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of March 31, 2023 and December 31, 2022, the variation margin adjustments consisted of positive adjustments of $165.6 million and $209.5 million, respectively.

Since the end of 2021, the Bank has solely executed swaps indexed to Term SOFR, which is not clearable. As such, at March 31, 2023 and December 31, 2022, there were 188 and 71 customer swaps, respectively, that were offset via a swap executed on a bilateral basis with a counterparty bank. There is no initial margin posted for bilateral swaps, but cash collateral equivalent to variation margin is exchanged to cover the mark-to-market exposure on a daily basis. As of March 31, 2023 and December 31, 2022, the Bank held a total of $47.7 million and $51.9 million, respectively, of counterparty bank cash as collateral on these bilateral positions.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2023 and December 31, 2022:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate lock commitments	$176	$50	$39	$18
Interest rate futures	4,584	—	—	392
Interest rate forward sales commitments	161	512	422	601
Interest rate swaps	34,205	14,657	261,144	270,009
Foreign currency derivatives	320	225	240	185
Total derivative assets and liabilities	$39,446	$15,444	$261,845	$271,205

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2023	March 31, 2022
Interest rate lock commitments	$105	$(5,494)
Interest rate futures	2,650	—
Interest rate forward sales commitments	(1,003)	25,251
Interest rate swaps	(3,543)	7,047
Foreign currency derivatives	30	701
Total derivative (losses) gains	$(1,761)	$27,505

Note 11 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Net (loss) income	$(14,038)	$91,157

Weighted average number of common shares outstanding - basic (1)	156,383	129,159
Effect of potentially dilutive common shares (1), (2)	—	534
Weighted average number of common shares outstanding - diluted (1)	156,383	129,693
(Loss) earnings per common share:
Basic (1)	$(0.09)	$0.71
Diluted (1)	$(0.09)	$0.70
(1) Prior period has been restated as a result of the adjustment to common shares outstanding based on the Exchange Ratio.
(2) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Restricted stock awards and units	783	—

Note 12 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2023 and December 31, 2022, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		March 31, 2023		December 31, 2022
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$3,635,185	$3,635,185	$1,294,643	$1,294,643
Equity and other investment securities	1,2	76,532	76,532	72,959	72,959
Investment securities available for sale	1,2	9,249,600	9,249,600	3,196,166	3,196,166
Investment securities held to maturity	3	2,432	3,175	2,476	3,197
Loans held for sale	2	49,338	49,338	71,647	71,647
Loans and leases, net	2,3	36,673,816	36,049,025	25,854,846	24,399,370
Restricted equity securities	1	246,525	246,525	47,144	47,144
Residential mortgage servicing rights	3	178,800	178,800	185,017	185,017
Bank owned life insurance	1	641,922	641,922	331,759	331,759
Derivatives	2,3	39,446	39,446	15,444	15,444
Financial liabilities:
Demand, money market, and savings deposits	1	$37,266,777	$37,266,777	$24,355,381	$24,355,381
Time deposits	2	4,319,570	4,271,184	2,710,231	2,667,535
Securities sold under agreements to repurchase	2	271,047	271,047	308,769	308,769
Borrowings	2	5,950,000	5,949,865	906,175	905,591
Junior subordinated debentures, at fair value	3	297,721	297,721	323,639	323,639
Junior and other subordinated debentures, at amortized cost	3	108,066	88,823	87,813	80,922
Derivatives	2,3	261,845	261,845	271,205	271,205

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63,469	$45,010	$18,459	$—
Equity securities held in rabbi trusts	13,063	13,063	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,502,362	401,300	1,101,062	—
Obligations of states and political subdivisions	1,086,185	—	1,086,185	—
Mortgage-backed securities and collateralized mortgage obligations	6,661,053	—	6,661,053	—
Loans held for sale, at fair value	49,338	—	49,338	—
Loans and leases, at fair value	294,012	—	294,012	—
Residential mortgage servicing rights, at fair value	178,800	—	—	178,800
Derivatives
Interest rate lock commitments	176	—	—	176
Interest rate futures	4,584	—	4,584	—
Interest rate forward sales commitments	161	—	161	—
Interest rate swaps	34,205	—	34,205	—
Foreign currency derivatives	320	—	320	—
Total assets measured at fair value	$9,887,728	$459,373	$9,249,379	$178,976
Financial liabilities:
Junior subordinated debentures, at fair value	$297,721	$—	$—	$297,721
Derivatives
Interest rate lock commitments	39	—	—	39
Interest rate forward sales commitments	422	—	422	—
Interest rate swaps	261,144	—	261,144	—
Foreign currency derivatives	240	—	240	—
Total liabilities measured at fair value	$559,566	$—	$261,806	$297,760

(in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$61,593	$44,256	$17,337	$—
Equity securities held in rabbi trusts	11,366	11,366	—	—
Investment securities available for sale
U.S. Treasury and agencies	936,174	225,853	710,321	—
Obligations of states and political subdivisions	269,800	—	269,800	—
Mortgage-backed securities and collateralized mortgage obligations	1,990,192	—	1,990,192	—
Loans held for sale, at fair value	71,647	—	71,647	—
Loans and leases, at fair value	285,581	—	285,581	—
Residential mortgage servicing rights, at fair value	185,017	—	—	185,017
Derivatives
Interest rate lock commitments	50	—	—	50
Interest rate forward sales commitments	512	—	512	—
Interest rate swaps	14,657	—	14,657	—
Foreign currency derivatives	225	—	225	—
Total assets measured at fair value	$3,826,814	$281,475	$3,360,272	$185,067
Financial liabilities:
Junior subordinated debentures, at fair value	$323,639	$—	$—	$323,639
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate futures	392	—	392	—
Interest rate forward sales commitments	601	—	601	—
Interest rate swaps	270,009	—	270,009	—
Foreign currency derivatives	185	—	185	—
Total liabilities measured at fair value	$594,844	$—	$271,187	$323,657

The following methods were used to estimate the fair value of each class of financial instrument that is carried at fair value in the tables above:

Securities— Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available. Management periodically reviews the pricing information received from the third-party pricing service and compares it to a secondary pricing service, evaluating significant price variances between services to determine an appropriate estimate of fair value to report.

Loans Held for Sale— Fair value for residential mortgage loans originated as held for sale is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights.

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of March 31, 2023, there were $294.0 million in mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Junior Subordinated Debentures— The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The significant unobservable input utilized in the estimation of fair value of these instruments is the credit risk adjusted spread. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes a valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, the Company has classified this as a Level 3 fair value measurement.

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2023:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$178,800	Discounted cash flow
			Constant prepayment rate	5.92% - 44.13%	6.53%
			Discount rate	9.50% - 15.98%	10.06%
Interest rate lock commitments, net	$137	Internal pricing model
			Pull-through rate	12.00% - 100.00%	85.15%
Liabilities:
Junior subordinated debentures	$297,721	Discounted cash flow
			Credit spread	2.53% - 6.91%	4.05%

Generally, increases in the constant prepayment rate or the discount rate utilized in the fair value measurement of the residential mortgage servicing rights will result in a decrease in fair value. Conversely, decreases in the constant prepayment rate or the discount rate will result in an increase in fair value.

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in an increase in the fair value measurement. Conversely, a decrease in the pull-through rate will result in a decrease in the fair value measurement.

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, which is an inactive market. Generally, an increase in the credit spread will result in a decrease in the estimated fair value. Conversely, a decrease in the credit spread will result in an increase in the estimated fair value.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2023 and 2022:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$185,017	$32	$(323,639)	$123,615	$4,641	$(293,081)
Change included in earnings	(7,818)	(32)	(6,679)	34,802	(4,270)	(2,456)
Change in fair values included in comprehensive income/loss	—	—	25,812	—	—	(12,703)
Purchases and issuances	1,601	338	—	7,390	4,651	—
Sales and settlements	—	(201)	6,785	—	(5,875)	2,521
Ending balance	$178,800	$137	$(297,721)	$165,807	$(853)	$(305,719)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(2,937)	$137	$(6,679)	$40,149	$(853)	$(2,456)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$25,812	$—	$—	$(12,703)

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income. The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized gains on fair value of junior subordinated debentures of $25.8 million for the three months ended March 31, 2023 was recorded net of tax as other comprehensive gains of $19.1 million. Comparatively, an unrealized loss of $12.7 million was recorded net of tax as other comprehensive losses of $9.4 million for the three months ended March 31, 2022. The gain recorded for the three months ended March 31, 2023 was due primarily to an increase in the discount rate primarily due to an increase in the credit spread.

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment, typically on collateral dependent loans. The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023, as the loans and leases charged-off either were not collateral dependent or had a net realizable value of zero. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$3,216	$—	$—	$3,216
Total assets measured at fair value on a nonrecurring basis	$3,216	$—	$—	$3,216

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Loans and leases	$18,734	$7,791
Total losses from nonrecurring measurements	$18,734	$7,791

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis, excluding goodwill. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information for loans and leases.

The loans and leases amounts above represent collateral-dependent loans and leases that have been adjusted to fair value. When a loan or non-homogeneous lease is identified as collateral dependent, the Bank measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is determined that the collateral has little to no value. If it is determined that the value of the collateral dependent loan or lease is less than its recorded investment, the Bank recognizes this impairment and adjusts the carrying value of the loan or lease to fair value, less costs to sell, through the allowance for credit losses. The loss represents charge-offs on collateral-dependent loans and leases for fair value adjustments based on the fair value of collateral.

Refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Business Combination for further information about the methods used to determine the fair values of significant assets and liabilities pertaining to the Merger.

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$49,338	$47,829	$1,509	$71,647	$70,219	$1,428
Loans	$294,012	$332,412	$(38,400)	$285,581	$333,469	$(47,888)

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2023, the Company recorded a net increase in fair value of $81,000. For the three months ended March 31, 2022, the Company recorded a net decrease in fair value of $11.1 million.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three months ended March 31, 2023, the Company recorded a net increase in fair value of $9.5 million, as compared to a net decrease in fair value of $21.0 million for the three months ended March 31, 2022.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. The Company acquired a $199.9 million net deferred tax asset before purchase accounting adjustments in the Merger, including $2.4 million of federal and state NOL and tax credit carryforwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Code. However, the Company believes it is more likely than not that it will be able to fully realize the benefit of its federal and state NOL and tax carryforwards and has not provided a valuation allowance against its deferred tax assets.

As of March 31, 2023, the Company had a net deferred tax asset of $351.2 million, which includes $42.4 million of federal and state NOL carry-forwards. The federal and state NOL carry-forwards include $39.5 million generated in the current interim period, none of which is subject to expiration, and expected to reverse in future interim periods. The remaining $2.9 million of NOL carry-forwards expire in tax years of 2030-2032.

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2023 was 25.8%, as compared to 25.0% for the three months ended March 31, 2022. The effective tax rates differed from the statutory rate principally because of state taxes and income on tax-exempt investment securities.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report in Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning.

We make forward-looking statements including, but not limited to, statements made about the combined company’s prospects and results following the merger with Umpqua Holdings Corporation, and the merger of Columbia State Bank into Umpqua Bank (collectively, the “Mergers”), completed in the first quarter 2023; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position and deposit level and types; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; inflation and interest rates generally; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that might cause actual results to differ materially from those presented:

•changes in general economic, political, or industry conditions, and in conditions impacting the banking industry specifically;
•deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve or the effects of any declines in housing and commercial real estate prices, high or increasing unemployment rates, continued inflation, or any recession or slowdown in economic growth particularly in the western United States;
•volatility and disruptions in global capital and credit markets;
•the impact of bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
•changes in interest rates that could significantly reduce net interest income and negatively affect asset yields and valuations and funding sources;
•transition of LIBOR to other indexes including SOFR;
•competitive pressures among financial institutions and nontraditional providers of financial services, including on product pricing and services;
•continued consolidation in the financial services industry resulting in the creation of larger financial institutions that have greater resources;
•our ability to successfully, including on time and on budget, implement and sustain information technology product and system enhancements and operational initiatives;
•our ability to attract new deposits and loans and leases;
•our ability to retain deposits, especially during branch consolidations and integration activities related to the Merger;
•our ability to achieve the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions and infrastructure;
•the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital;
•demand for financial services in our market areas;
•stability, cost, and continued availability of borrowings and other funding sources, such as brokered and public deposits;

•changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;
•changes in the scope and cost of FDIC insurance and other coverage;
•our ability to manage climate change concerns, related regulations and potential impacts on the creditworthiness of our customers;
•our ability to recruit and retain key management and staff;
•our ability to raise capital or incur debt on reasonable terms;
•regulatory limits on the Bank's ability to pay dividends to the Company and that could impact the timing and amount of dividends to shareholders;
•financial services reform and the impact of legislation and implementing regulations on our business operations, including our compliance costs, interest expense, and revenue;
•a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyber-attacks;
•success, impact, and timing of Columbia's business strategies, including market acceptance of any new products or services;
•the outcome of legal proceedings;
•our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;
•the possibility that the anticipated benefits of the Merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Columbia does business;
•diversion of management's attention from ongoing business operations and opportunities during the integration process following the Merger;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the integration of the two companies and banks;
•economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates;
•the effect of geopolitical instability, including wars, conflicts and terrorist attacks;
•natural disasters, including earthquakes, tsunamis, flooding and fires, pandemics and other similar unexpected events outside of our control;
•our ability to effectively manage problem credits;
•our ability to successfully negotiate with landlords or reconfigure facilities; and
•the effects of any damage to our reputation resulting from developments related to any of the items identified above.

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

General

Columbia Banking System, Inc. (referred to in this report as “we,” “our,” “the Company” and “Columbia”) is a registered financial holding company. Columbia completed its previously-announced merger with Umpqua Holdings Corporation on February 28, 2023. This combined two premier banks in the Northwest to create one of the largest banks headquartered in the West. Columbia completed its core systems conversion on March 20, 2023, and branch consolidations are scheduled to occur through the second quarter of 2023.

Through our wholly-owned banking subsidiary Umpqua Bank (“the Bank”), we provide a broad range of banking, private banking, mortgage and other financial services to corporate, institutional, small business, and individual customers. FinPac, a commercial equipment leasing company, is a Bank subsidiary. The Company’s subsidiary Columbia Trust Company (“Columbia Trust”) is an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Washington, Oregon and Idaho. Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

The vast majority of the Bank’s loans and deposits are within its service areas in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. Umpqua Bank is an Oregon state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC.

Executive Overview

The following is a discussion of our results for the three months ended March 31, 2023, as compared to the applicable prior periods.

Financial Performance

•Earnings per diluted common share was $(0.09) for the three months ended March 31, 2023, as compared to $0.64 for the three months ended December 31, 2022. The decrease for the three months ended March 31, 2023, as compared to the prior period, was primarily driven by an increase in non-interest expense largely due to merger-related expenses associated with the Merger, as well as an increase in provision expense due to the initial provision for non-PCD loans added with the Merger. This decrease was partially offset by an increase in net interest income as a result of there being one month of income as a combined organization, in addition to the net favorable impact of higher interest rates.

•Net interest margin, on a tax-equivalent basis, was 4.08% for the three months ended March 31, 2023, as compared to 4.01% for the three months ended December 31, 2022. The increase for the three months ended March 31, 2023 was due to an increase in interest earning asset yields given upward interest rate movements, with the largest average rate increase in the loan category as well as one month of purchase accounting accretion and amortization. These effects were partially offset by higher funding costs. Trends affecting net interest margin had a similar impact on net interest income, which increased to $374.7 million for the three months ended March 31, 2023, compared to $305.5 million for the three months ended December 31, 2022.

•Non-interest income was $54.7 million for the three months ended March 31, 2023, as compared to $34.9 million for the three months ended December 31, 2022. While results benefited from one month as a combined organization, the increase was primarily driven by a $16.2 million favorable change in cumulative fair value adjustments and MSR hedging activity.

•Non-interest expense was $342.8 million for the three months ended March 31, 2023, as compared to $195.0 million for the three months ended December 31, 2022. The increase for the three months ended March 31, 2023 reflects one month of the higher expense rate of the combined organization as well as an increase in merger-related expenses, which accounted for $104.3 million of the $147.8 million linked-quarter increase.

•Total loans and leases were $37.1 billion as of March 31, 2023, an increase of $10.9 billion, as compared to December 31, 2022. The increase in total loans was primarily due to acquired loans associated with the Merger.

•Total deposits were $41.6 billion as of March 31, 2023, an increase of $14.5 billion, as compared to December 31, 2022. The increase was primarily due to $15.2 billion in deposits assumed through the Merger, partially offset by declining existing customer balances due primarily to the impact of inflation and market liquidity tightening.

•Total consolidated assets were $54.0 billion and $31.8 billion as of March 31, 2023 and December 31, 2022, respectively. The increase was primarily due to $19.2 billion in acquired assets as a result of the Merger, with the bulk of the increase being attributable to loans and investment securities.

Credit Quality

•Non-performing assets increased to $76.0 million, or 0.14% of total assets, as of March 31, 2023, compared to $58.8 million, or 0.18% of total assets, as of December 31, 2022. Non-performing loans and leases were $75.6 million, or 0.20% of total loans and leases, as of March 31, 2023, compared to $58.6 million, or 0.22% of total loans and leases, as of December 31, 2022. The increases in non-performing assets and non-performing loans primarily reflect assets acquired as a result of the Merger.

•The allowance for credit losses was $436.5 million as of March 31, 2023, an increase of $121.1 million compared to December 31, 2022. The increase in the allowance for credit losses was due to the growth of the loan portfolio, largely due to loans acquired through the Merger, and changes in the economic forecasts used in the credit models. The allowance also includes a $26.5 million adjustment related to PCD loans acquired through the Merger.

•The Company had a provision for credit losses of $105.5 million for the three months ended March 31, 2023. This compares to a provision for credit losses of $32.9 million for the three months ended December 31, 2022. The increase was mainly due to the $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger, in addition to changes in the economic forecast.

Liquidity

•Total cash and cash equivalents was $3.6 billion as of March 31, 2023, an increase of $2.3 billion from December 31, 2022. The increase in cash and cash equivalents is mainly due to a strategic decision to increase on-balance sheet liquidity.

•Including secured off-balance sheet lines of credit, total available liquidity was $17.9 billion as of March 31, 2023, representing 33% of total assets, 43% of total deposits, and 121% of uninsured deposits.

Capital and Growth Initiatives

•The Merger closed on February 28, 2023. Columbia completed its core systems conversion on March 20, 2023, and branch consolidations are scheduled to occur through the second quarter of 2023.

•The Company's total risk-based capital ratio was 10.9% and its common equity tier 1 ("CET1") capital ratio was 8.9% as of March 31, 2023. As of December 31, 2022, the Company's total risk-based capital ratio was 13.7% and its CET1 capital ratio was 11.0%. The decline in regulatory capital ratios was primarily driven by initial fair value marks related to historical Columbia asset and liability balances as a result of the Merger.

•UHC paid a quarterly cash dividend of $0.35 per common share to shareholders on February 21, 2023. The per share amount has been adjusted as a result of the adjustment to common shares outstanding based on the Exchange Ratio.

Critical Accounting Estimates

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

As a result of the Merger, the Company has updated our critical accounting estimates. Management believes the ACL, business combinations and goodwill estimates are important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers the following to be critical accounting estimates.

Allowance for Credit Losses

The Bank has established an Allowance for Credit Losses Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels, and ensuring that it is designed and applied in accordance with generally accepted accounting principles.

CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments, utilizing quantitative and qualitative factors.

The Company utilizes complex models to obtain reasonable and supportable forecasts of future economic conditions dependent upon specific macroeconomic variables related to each of the Company's loan and lease portfolios. Loans and leases deemed to be collateral dependent are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis.

The adequacy of the ACL is monitored on a regular basis and is based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. As of March 31, 2023, the Bank used Moody's Analytics February 2023 Baseline scenario to estimate the ACL. To assess the sensitivity in the ACL results and, when necessary, to inform qualitative adjustments, the Bank used a second scenario, Moody's Analytics February 2023 S2 scenario, that differs in terms of severity within the variables, both favorable and unfavorable. For additional information related to the Company's ACL, see Note 5 in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of March 31, 2023.

Business Combinations and Goodwill

The Company accounts for business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s assets and liabilities are recorded at fair value at the date of the acquisition, except as provided for by the applicable accounting guidance, and the results of operations of the acquired company are combined with the acquiree’s results from the date of the acquisition forward. The difference between the purchase price and the fair value of the net assets acquired (including identifiable intangible assets) is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the statement of operations over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.

The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, the Company engages third-party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the effective time of the acquisition if new information is obtained about facts and circumstances that existed as of the effective time of the acquisition that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill is recorded.

Results of Operations

As of March 31, 2023, Columbia's financial results for any periods ended prior to February 28, 2023 reflect UHC results only on a standalone basis. In addition, Columbia's reported financial results for the first quarter of 2023 reflect UHC financial results only until the closing of the Merger after the close of business on February 28, 2023. As a result of these two factors, Columbia's financial results for the first quarter of 2023 may not be directly comparable to prior or future reported periods.

Comparison of current quarter to prior quarter

The Company had net loss of $14.0 million for the three months ended March 31, 2023, compared to net income of $83.0 million for the three months ended December 31, 2022. The decrease in net income is mainly attributable to an increase in non-interest expense and an increase in the provision for credit losses, partially offset by an increase in net interest income. The increase in non-interest expense is mainly due to increases in merger-related expenses, salaries and benefits, and intangible amortization, all of which were impacted by the Merger. The change in the provision was mainly driven by $88.4 million in initial provision for historical Columbia non-PCD loans, in addition to changes in the economic forecast. The increase in net interest income is mainly due to there being one month of higher income as a result of the Merger, in addition to the net favorable impact of higher interest rates.

Comparison of current year-to-date to prior year period

For the three months ended March 31, 2023, the Company had net loss of $14.0 million, a decrease in net income of $105.2 million, as compared to the same period in the prior year, mainly attributable to increases in non-interest expense, provision for credit loss and a decrease in non-interest income, partially offset by an increase in net interest income. The increase in non-interest expense was driven by increased merger-related expenses, salaries and employee benefits, and intangible amortization, all of which were impacted by the Merger. The change in the provision of $100.7 million was mainly driven by the initial provision for historical Columbia non-PCD loans, in addition to changes in the economic forecast. The decrease in non-interest income is primarily due to a decrease of $53.0 million in residential mortgage banking revenue as compared to the prior year, due to lower revenue from the origination and sale of residential mortgages given lower volumes and gain on sale margins due to rising interest rates. The increase in net interest income was due primarily to higher loan interest income from increasing rates and higher average loan and lease balances, as well as the addition of historical Columbia portfolios, partially offset by higher funding costs.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Return on average assets	(0.14)%	1.04%	1.21%
Return on average common shareholders' equity	(1.70)%	13.50%	13.62%
Return on average tangible common shareholders' equity	(2.09)%	13.53%	13.66%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,349,761	$2,438,639	$2,715,059
Less: average goodwill and other intangible assets, net	623,042	5,298	8,407
Average tangible common shareholders' equity	$2,726,719	$2,433,341	$2,706,652

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Columbia believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSR). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSR). The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible common equity and the tangible common equity ratio are considered non-GAAP financial measures and should be viewed in conjunction with total shareholders' equity and the total shareholders' equity ratio.

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Total shareholders' equity	$4,884,723	$2,479,826
Subtract:
Goodwill	1,030,142	—
Other intangible assets, net	702,315	4,745
Tangible common shareholders' equity	$3,152,266	$2,475,081
Total assets	$53,994,226	$31,848,639
Subtract:
Goodwill	1,030,142	—
Other intangible assets, net	702,315	4,745
Tangible assets	$52,261,769	$31,843,894
Total shareholders' equity to total assets ratio	9.05%	7.79%
Tangible common equity ratio	6.03%	7.77%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not reviewed or audited. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended March 31, 2023 was $374.7 million, an increase of $69.2 million compared to the three months ended December 31, 2022. The increase was driven by a $91.2 million increase in the total interest and fees on loans and leases and a $21.6 million increase in interest on taxable investments, mainly due to higher coupon interest rates and the addition of historical Columbia portfolios as a result of the Merger. Higher interest income was partially offset by an increase of $54.5 million in interest expense due to migration to higher-cost deposits and borrowings and the addition of historical Columbia balances.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 4.08% for the three months ended March 31, 2023, as compared to 4.01% for the three months ended December 31, 2022. The increase in net interest margin primarily resulted from an increase in the average yields for each category within interest-earning assets given upward interest rate movements, partially offset by higher funding costs.

The yield on loans and leases for the three months ended March 31, 2023 increased by 63 basis points as compared to the three months ended December 31, 2022, primarily attributable to the impact of the higher interest rate environment increasing yields on floating and adjustable rate loans, as well as one month of purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities for the three months ended March 31, 2023 increased by 77 basis points compared to the three months ended December 31, 2022, due primarily to rising interest rates, changes in the deposit mix to higher rate products and the increase in outstanding term borrowings.

Comparison of current year-to-date to prior year period

Net interest income for the three months ended March 31, 2023 was $374.7 million, an increase of $145.9 million compared to the three months ended March 31, 2022. The increase was due primarily to higher loan interest income from increasing rates and higher average loan and lease balances, attributable to the addition of historical Columbia portfolios and organic growth over the past year.

The net interest margin on a fully tax-equivalent basis was 4.08% for the three months ended March 31, 2023, as compared to 3.14% for the three months ended March 31, 2022. The increase in net interest margin primarily resulted from an increase in the average yields on interest-earning assets due to the higher rate environment, which more than offset correspondingly higher funding costs.

The yield on loans and leases for the three months ended March 31, 2023, increased by 176 basis points as compared to the same period in 2022, primarily attributable to the rising interest rate environment.

The cost of interest-bearing liabilities increased by 164 basis points for the three months ended March 31, 2023, as compared to the same period in 2022, due to a higher mix of higher-cost deposits and term borrowings. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$54,008	$799	5.92%	$110,850	$1,603	5.79%	$286,307	$2,262	3.16%
Loans and leases (1)	29,998,630	412,726	5.55%	25,855,556	320,747	4.92%	22,566,109	212,142	3.79%
Taxable securities	4,960,966	40,448	3.26%	3,042,044	18,290	2.40%	3,659,145	18,811	2.06%
Non-taxable securities (2)	437,020	4,068	3.72%	200,825	1,571	3.13%	234,186	1,726	2.95%
Temporary investments and interest-bearing cash	1,605,081	18,581	4.69%	1,095,854	10,319	3.74%	2,618,528	1,353	0.21%
Total interest-earning assets	37,055,705	$476,622	5.19%	30,305,129	$352,530	4.62%	29,364,275	$236,294	3.24%
Goodwill and other intangible assets	623,042			5,298			8,407
Other assets	1,747,228			1,327,063			1,224,731
Total assets	$39,425,975			$31,637,490			$30,597,413
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$4,759,251	$9,815	0.84%	$4,005,643	$5,372	0.53%	$3,812,173	$498	0.05%
Money market deposits	8,845,784	32,238	1.48%	7,651,974	17,473	0.91%	7,640,810	1,408	0.07%
Savings deposits	2,686,388	556	0.08%	2,345,564	226	0.04%	2,405,958	205	0.03%
Time deposits	3,205,128	21,004	2.66%	2,100,803	8,103	1.53%	1,753,880	1,805	0.42%
Total interest-bearing deposits	19,496,551	63,613	1.32%	16,103,984	31,174	0.77%	15,612,821	3,916	0.10%
Repurchase agreements and federal funds purchased	281,032	406	0.59%	354,624	323	0.36%	486,542	63	0.05%
Borrowings	2,352,715	28,764	4.96%	796,414	8,023	4.00%	6,313	49	3.16%
Junior and other subordinated debentures	417,966	8,470	8.22%	413,708	7,248	6.95%	380,985	3,149	3.35%
Total interest-bearing liabilities	22,548,264	$101,253	1.82%	17,668,730	$46,768	1.05%	16,486,661	$7,177	0.18%
Non-interest-bearing deposits	12,755,080			10,870,842			11,007,034
Other liabilities	772,870			659,279			388,659
Total liabilities	36,076,214			29,198,851			27,882,354
Common equity	3,349,761			2,438,639			2,715,059
Total liabilities and shareholders' equity	$39,425,975			$31,637,490			$30,597,413
NET INTEREST INCOME		$375,369			$305,762			$229,117
NET INTEREST SPREAD			3.37%			3.57%			3.06%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.08%			4.01%			3.14%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $671,000 for the three months ended March 31, 2023, as compared to approximately $283,000 for the three months ended December 31, 2022 and $354,000 for the three months ended March 31, 2022.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, as well as the three months ended March 31, 2023 and 2022, respectively. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Three Months Ended
	March 31, 2023 compared to December 31, 2022			March 31, 2023 compared to March 31, 2022
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(841)	$37	$(804)	$(2,581)	$1,118	$(1,463)
Loans and leases	51,101	40,878	91,979	83,013	117,571	200,584
Taxable securities	14,157	8,001	22,158	8,171	13,466	21,637
Non-taxable securities (1)	2,150	347	2,497	1,796	546	2,342
Temporary investments and interest-bearing cash	5,322	2,940	8,262	(723)	17,951	17,228
Total interest-earning assets (1)	71,889	52,203	124,092	89,676	150,652	240,328
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	1,099	3,344	4,443	154	9,163	9,317
Money market deposits	2,925	11,840	14,765	257	30,573	30,830
Savings deposits	36	294	330	27	324	351
Time deposits	5,372	7,529	12,901	2,565	16,634	19,199
Repurchase agreements and federal funds purchased	(73)	156	83	(30)	373	343
Borrowings	18,467	2,274	20,741	28,671	44	28,715
Junior and other subordinated debentures	66	1,156	1,222	334	4,987	5,321
Total interest-bearing liabilities	27,892	26,593	54,485	31,978	62,098	94,076
Net increase in net interest income (1)	$43,997	$25,610	$69,607	$57,698	$88,554	$146,252
(1) Tax exempt income has been adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $105.5 million provision for credit losses for the three months ended March 31, 2023, as compared to a $32.9 million provision for the three months ended December 31, 2022. The March 31, 2023 provision reflects an initial provision of $88.4 million for historical Columbia non-PCD loans, in addition to changes in the economic forecast. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2023 was 1.43%, as compared to 0.51% for the three months ended December 31, 2022.

For the three months ended March 31, 2023, net charge-offs were $16.7 million, as compared to $12.5 million for the three months ended December 31, 2022. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2023 were 0.23%, as compared to 0.19% for the three months ended December 31, 2022. The majority of net charge-offs related to leases and equipment finance loans, included within the commercial loan portfolio.

Comparison of current year-to-date to prior year period

The Company had a $105.5 million provision for credit losses for the three months ended March 31, 2023, as compared to $4.8 million for the three months ended March 31, 2022. The increase is primarily driven by the initial provision for historical Columbia non-PCD loans, changes in the economic forecast and organic growth in the loan and lease portfolio. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2023 was 1.43%, as compared to 0.09% for the three months ended March 31, 2022.

For the three months ended March 31, 2023, net charge-offs were $16.7 million, as compared to $5.5 million for the three months ended March 31, 2022. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2023 were 0.23%, as compared to 0.10% for the three months ended March 31, 2022.The majority of net charge-offs relate to leases and equipment finance loans, included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $31.0 million as of March 31, 2023 have a related allowance for credit losses of $28.4 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, as well as the comparison of the three months ended March 31, 2023 and 2022:

	Three Months Ended				Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	Change Amount	Change Percent	March 31, 2022	Change Amount	Change Percent
Service charges on deposits	$14,312	$12,139	$2,173	18%	$11,583	$2,729	24%
Card-based fees	11,561	9,017	2,544	28%	8,708	2,853	33%
Financial services and trust revenue	1,297	25	1,272	nm	11	1,286	nm
Residential mortgage banking revenue, net	7,816	(1,812)	9,628	nm	60,786	(52,970)	(87)%
Gain on sale of debt securities, net	—	—	—	nm	2	(2)	(100)%
Gain (loss) on equity securities, net	2,416	284	2,132	nm	(2,661)	5,077	(191)%
Gain on loan and lease sales, net	940	1,531	(591)	(39)%	2,337	(1,397)	(60)%
Bank owned life insurance income	2,790	2,033	757	37%	2,087	703	34%
Other income (losses)	13,603	11,662	1,941	17%	(2,884)	16,487	nm
Total non-interest income	$54,735	$34,879	$19,856	57%	$79,969	$(25,234)	(32)%
The increase in non-interest income is generally higher due to there being one month of higher income as result of the Merger, which included one month of combined operations.

Comparison of current quarter to prior quarter

Residential mortgage banking revenue increased $9.6 million as compared to the three months ended December 31, 2022. The variance for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, was driven by a loss of $2.9 million on the fair value of the MSR asset due to valuation inputs or assumptions compared to a loss of $9.9 million for the three months ended December 31, 2022. In addition, there was a gain of $2.7 million on the MSR hedge for the three months ended March 31, 2023 compared to a loss of $348,000 for the three months ended December 31, 2022.

Other income for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, increased primarily due to a gain on the fair value on certain loans held for investment of $9.5 million, as compared to a gain of $4.2 million, respectively. The increase was partially offset by a decrease in swap customer fee revenue and related income of $3.1 million as well as a $1.2 million unfavorable change in the loss on swap derivatives over the period.

Comparison of current year-to-date to prior year period

Residential mortgage banking revenue decreased $53.0 million compared to the three months ended March 31, 2022. The variance for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was driven by a loss of $2.9 million on the fair value of the MSR asset due to valuation inputs or assumptions compared to a fair value gain of $40.1 million for the three months ended March 31, 2022. The variance between periods was also driven by an 80% decline in closed loan volume of for-sale mortgages, which was the primary driver of a $13.3 million decrease in revenue from the origination and sale of mortgages compared to the three months ended March 31, 2023.

Origination volume is generally linked to the level of interest rates. When rates fall, origination volume would be expected to be elevated relative to historical levels. When rates rise, origination volume would be expected to decline. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates, resulting in fair value losses and gains, respectively, due to changes in valuation inputs or assumptions, where applicable. In August 2022, a MSR hedge was put in place with the intention of minimizing the interest rate risk of MSRs and reducing net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions.

Other income for the three months ended March 31, 2023 decreased as compared to the three months ended March 31, 2022, due mainly to a gain on the fair value of certain loans held for investment of $9.5 million for the three months ended March 31, 2023 as compared to a fair value loss of $21.0 million for the three months ended March 31, 2022. The favorable change between periods was partially offset by a decrease in swap customer fee revenue and related income of $6.9 million as well as a $10.6 million unfavorable change related to swap derivatives between periods.

The following table presents our residential mortgage banking revenue for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022:

	Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Origination and sale	$3,587	$4,252	$16,844
Servicing	9,397	9,184	9,140
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,881)	(4,986)	(5,347)
Changes in valuation inputs or assumptions (1)	(2,937)	(9,914)	40,149
MSR hedge gain (loss)(2)	2,650	(348)	—
Residential mortgage banking revenue, net	$7,816	$(1,812)	$60,786

Loans Held for Sale Production Statistics:
Closed loan volume for-sale	$131,726	$216,833	$649,122
Gain on sale margin	2.72%	1.96%	2.59%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.
(2)MSR hedges were put in place during the three months ended September 30, 2022

Non-Interest Expense

The following table presents the key elements of non-interest expense for the three months ended March 31, 2023 compared to December 31, 2022, as well as the comparison of the three months ended March 31, 2023 and 2022:

	Three Months Ended				Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	Change Amount	Change Percent	March 31, 2022	Change Amount	Change Percent
Salaries and employee benefits	$136,092	$107,982	$28,110	26%	$113,138	$22,954	20%
Occupancy and equipment, net	41,700	34,021	7,679	23%	34,829	6,871	20%
Communications	3,026	2,548	478	19%	2,754	272	10%
Marketing	1,059	988	71	7%	2,398	(1,339)	(56)%
Services	12,843	12,229	614	5%	11,337	1,506	13%
FDIC assessments	6,113	3,487	2,626	75%	4,516	1,597	35%
Intangible amortization	12,660	1,019	11,641	nm	1,025	11,635	nm
Merger-related expenses	115,898	11,637	104,261	nm	2,278	113,620	nm
Other expenses	13,427	21,071	(7,644)	(36)%	10,155	3,272	32%
Total non-interest expense	$342,818	$194,982	$147,836	76%	$182,430	$160,388	88%
nm = Not meaningful

The increase in non-interest expense is generally higher due to there being one month of higher expense as result of the Merger, which included one month of combined operations.

Comparison of current quarter to prior quarter

The increase in net interest expense is mainly due to there being one month of higher expense as result of the Merger, in addition to the net favorable impact of higher interest rates.

Salaries and employee benefits increased during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, primarily due to additional expenses associated with the larger employee base as a result of the Merger with one month as a combined organization.

Intangible amortization increased during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, primarily due to one month of amortization associated with the core deposit intangible added as a result of the Merger.

Merger-related expenses increased $104.3 million during the three months ended March 31, 2023, as compared to the three months ended December 31, 2022 with the largest driver being legal and professional fees.

Other expenses decreased as compared to the three months ended December 31, 2022, primarily due to a decrease of $6.4 million in state and local taxes due to an adjustment in 2022, as well as other miscellaneous fluctuations in other expenses.

Comparison of current year-to-date to prior year period

Salaries and employee benefits increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to additional expenses associated with the larger employee base as a result of the Merger.

Intangible amortization increased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to amortization associated with the core deposit intangible added as a result of the Merger.

Merger-related expenses were $115.9 million for the three months ended March 31, 2023 compared to $2.3 million for the three months ended March 31, 2022 with the largest driver being legal and professional fees. Refer to Note 2 - Business Combination for the breakout of Merger expenses.

Other expense increased as compared to the three months ended March 31, 2022, primarily due to an increase of $2.1 million in state and local taxes, as well as other miscellaneous fluctuations in other expenses.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax (loss) income for the three months ended March 31, 2023, was 25.8% as compared to 26.2% for the three months ended December 31, 2022, and 25.0% for the three months ended March 31, 2022. The effective tax rate differed from the statutory rate principally because of state taxes and income on tax-exempt investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $3.6 billion as of March 31, 2023, compared to $1.3 billion as of December 31, 2022. The increase of interest-bearing cash and temporary investments reflects funding by short-term borrowings.

Investment Securities

Investment debt securities available for sale were $9.2 billion as of March 31, 2023, compared to $3.2 billion at December 31, 2022. The increase was due to the addition of $6.2 billion in securities acquired through the Merger, which were categorized as available for sale at quarter end. Following the close of the Merger, we restructured a portion of the historical Columbia securities portfolio during the first week of March by selling $1.2 billion of securities and purchasing $919.2 million of securities with the proceeds. The restructure transactions resulted in no gain or loss on the statement of operations. Purchases included agencies, mortgage-backed securities, and collateralized mortgage obligation. The restructuring reduced the potential adverse impact to net interest income in a declining interest rate environment.

The following tables present the par value, amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,583,424	$1,584,480	$3,940	$(86,058)	$1,502,362	16%
Obligations of states and political subdivisions	1,150,650	1,086,982	21,327	(22,124)	1,086,185	12%
Mortgage-backed securities and collateralized mortgage obligations	7,495,752	6,974,815	68,832	(382,594)	6,661,053	72%
Total available for sale securities	$10,229,826	$9,646,277	$94,099	$(490,776)	$9,249,600	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,799	$2,432	$743	$—	$3,175	100%
Total held to maturity securities	$3,799	$2,432	$743	$—	$3,175	100%

	December 31, 2022
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,007,753	$1,035,532	$—	$(99,358)	$936,174	29%
Obligations of states and political subdivisions	289,590	297,610	231	(28,041)	269,800	8%
Mortgage-backed securities and collateralized mortgage obligations	2,371,329	2,405,139	3	(414,950)	1,990,192	63%
Total available for sale securities	$3,668,672	$3,738,281	$234	$(542,349)	$3,196,166	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,873	$2,476	$721	$—	$3,197	100%
Total held to maturity securities	$3,873	$2,476	$721	$—	$3,197	100%

We review investment securities on an ongoing basis for the presence of impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

The net unrealized loss on historical Columbia securities was eliminated as of February 28, 2023 as part of the reverse merger method of accounting; however, historical Umpqua Bank balances were not marked as part of the Merger. The available for sale investment portfolio had a net unrealized loss of $396.7 million as of March 31, 2023, which reflects gross unrealized gains of $94.1 million and gross unrealized losses of $490.8 million. Gross unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $382.6 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of March 31, 2023.

Loans and Leases

Total loans and leases outstanding as of March 31, 2023 were $37.1 billion, an increase of $10.9 billion as compared to December 31, 2022. The increase is attributable to the addition of $10.9 billion in loans acquired through the Merger. The loan to deposit ratio as of March 31, 2023 was 89%, as compared to 97% as of December 31, 2022.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,353,550	16%	$3,894,840	15%
Owner occupied term, net	5,156,848	14%	2,567,761	10%
Multifamily, net	5,590,587	15%	5,285,791	20%
Construction & development, net	1,467,561	4%	1,077,346	4%
Residential development, net	440,667	1%	200,838	1%
Commercial
Term, net	5,906,774	16%	3,029,547	12%
Lines of credit & other, net	2,184,762	6%	960,054	4%
Leases & equipment finance, net	1,746,267	5%	1,706,172	6%
Residential
Mortgage, net	6,187,964	17%	5,647,035	21%
Home equity loans & lines, net	1,870,002	5%	1,631,965	6%
Consumer & other, net	186,298	1%	154,632	1%
Total, net of deferred fees and costs	$37,091,280	100%	$26,155,981	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, the ACL and asset quality ratios as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Loans and leases on non-accrual status
Commercial real estate, net	$15,612	$5,011
Commercial, net	42,301	25,691
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	57,913	30,702
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	1	1
Commercial, net	151	7,909
Residential, net (1)	17,423	19,894
Consumer & other, net	140	134
Total loans and leases past due 90 days or more and accruing (1)	17,715	27,938
Total non-performing loans and leases	75,628	58,640
Other real estate owned	409	203
Total non-performing assets	$76,037	$58,843
Allowance for credit losses on loans and leases	$417,464	$301,135
Reserve for unfunded commitments	19,029	14,221
Allowance for credit losses	$436,493	$315,356
Asset quality ratios:
Non-performing assets to total assets	0.14%	0.18%
Non-performing loans and leases to total loans and leases	0.20%	0.22%
Allowance for credit losses on loans and leases to total loans and leases	1.13%	1.15%
Allowance for credit losses to total loans and leases	1.18%	1.21%
Allowance for credit losses to total non-performing loans and leases	577%	538%
(1)Excludes government guaranteed GNMA mortgage loans that Columbia has the right but not the obligation to repurchase that are past due 90 days or more totaling $5.4 million at March 31, 2023 and $6.6 million at December 31, 2022.

As of March 31, 2023, there were approximately $12.9 million or 0.03% of total loans, modified due to borrowers experiencing financial difficulties.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future.

Allowance for Credit Losses

The ACL totaled $436.5 million at March 31, 2023, an increase of $121.1 million from December 31, 2022. The following table shows the activity in the ACL for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022
Allowance for credit losses on loans and leases
Balance, beginning of period	$301,135	$283,065
Initial ACL recorded for PCD loans acquired during the period	26,492	—
Provision for credit losses on loans and leases (1)	106,498	30,580
Charge-offs
Commercial real estate, net	—	(128)
Commercial, net	(19,248)	(14,721)
Residential, net	(248)	(53)
Consumer & other, net	(773)	(906)
Total charge-offs	(20,269)	(15,808)
Recoveries
Commercial real estate, net	58	163
Commercial, net	3,058	2,708
Residential, net	123	24
Consumer & other, net	369	403
Total recoveries	3,608	3,298
Net (charge-offs) recoveries
Commercial real estate, net	58	35
Commercial, net	(16,190)	(12,013)
Residential, net	(125)	(29)
Consumer & other, net	(404)	(503)
Total net charge-offs	(16,661)	(12,510)
Balance, end of period	$417,464	$301,135
Reserve for unfunded commitments
Balance, beginning of period	$14,221	$11,853
Initial ACL recorded for unfunded commitments acquired during the period	5,767	—
(Recapture) provision for credit losses on unfunded commitments	(959)	2,368
Balance, end of period	19,029	14,221
Total allowance for credit losses	$436,493	$315,356
As a percentage of average loans and leases (annualized):
Net charge-offs	0.23%	0.19%
Provision for credit losses	1.43%	0.51%
Recoveries as a percentage of charge-offs	17.80%	20.86%
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the period.

The provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. The increase in the provision is due to the $88.4 million initial provision for historical Columbia non-PCD loans, as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% loans to total loans	Amount	% loans to total loans
Commercial real estate	$111,090	50%	$77,813	50%
Commercial	239,146	27%	167,135	22%
Residential	60,613	22%	50,329	27%
Consumer & other	6,615	1%	5,858	1%
Allowance for credit losses on loans and leases	$417,464		$301,135

The following table shows the change in the allowance for credit losses from December 31, 2022 to March 31, 2023:

(dollars in thousands)	December 31, 2022	Initial ACL on loans purchased with credit deterioration (PCD Assets)	Q1 2023 net (charge-offs) recoveries	Reserve build	March 31, 2023	% of loan and leases outstanding
Commercial real estate	$85,020	$10,993	$58	$23,424	$119,495	0.63%
Commercial	170,184	20,270	(16,190)	71,263	245,527	2.50%
Residential	53,525	722	(125)	9,811	63,933	0.79%
Consumer & Other	6,627	274	(404)	1,041	7,538	4.05%
Total allowance for credit losses	$315,356	$32,259	$(16,661)	$105,539	$436,493	1.18%
% of loans and leases outstanding	1.21%				1.18%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the first quarter of 2023, the Bank used Moody's Analytics' February baseline economic forecast, which shows a worsening economic situation from the forecast used in the prior quarter. Key components include U.S. real GDP average annualized growth of 1.3% in 2023, 2.2% in 2024, 2.7% in 2025 and 2.6% in 2026 and an average unemployment rate of 3.5% in 2023, 3.9% in 2024, 4.0% in 2025 and 4.1% in 2026. The forecasted average federal funds rate is expected to be 4.8% in 2023, 4.2% in 2024, 3.2% in 2025 and 2.5% in 2026. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of March 31, 2023 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022
Balance, beginning of period	$185,017	$196,177
Additions for new MSR capitalized	1,601	3,740
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,881)	(4,986)
Changes due to valuation inputs or assumptions (1)	(2,937)	(9,914)
Balance, end of period	$178,800	$185,017
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of March 31, 2023 and December 31, 2022 was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Balance of loans serviced for others	$12,914,046	$13,020,189
MSR as a percentage of serviced loans	1.38%	1.42%

Residential MSR are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential MSR will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage rates decreased only slightly during the quarter, however due to the difference in the portfolio's average interest rates and the current mortgage rates, MSR assets are holding their value.

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset decreased by $2.9 million for the three months ended March 31, 2023, as compared to a decrease of $9.9 million for the three months ended December 31, 2022. The fair value of the MSR asset decreased by $4.9 million, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2023, as compared to a decrease of $5.0 million for the three months ended December 31, 2022.

Goodwill and Other Intangible Assets

On February 28, 2023, the Company completed the Merger which resulted in $1.0 billion in goodwill, as compared to no goodwill at December 31, 2022. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

At March 31, 2023, we had other intangible assets of $702.3 million, as compared to $4.7 million at December 31, 2022. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the Merger Date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years.

Deposits

Total deposits were $41.6 billion at March 31, 2023, an increase of $14.5 billion, as compared to December 31, 2022. The increase is attributable to the addition of $15.2 billion in deposits related to the Merger, offset by declining existing customer balances due primarily to the impact of inflation and market liquidity tightening.

The following table presents the deposit balances by category as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$17,215,781	41%	$10,288,849	38%
Interest bearing demand	5,900,462	14%	4,080,469	15%
Money market	10,681,422	26%	7,721,011	29%
Savings	3,469,112	9%	2,265,052	8%
Time, greater than $250,000	800,765	2%	582,838	2%
Time, $250,000 or less	3,518,805	8%	2,127,393	8%
Total deposits	$41,586,347	100%	$27,065,612	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $39.2 billion at March 31, 2023, compared to $25.6 billion at December 31, 2022. The increase in total core deposits between periods was driven by the same factors that contributed to the change in total deposits. The Company's brokered deposits totaled $1.6 billion at March 31, 2023, compared to $866.9 million at December 31, 2022.

Uninsured deposits at March 31, 2023 totaled $14.8 billion, as compared to $10.6 billion at December 31, 2022. The increase was primarily driven by balances added with the Merger. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. We reviewed our methodologies and assumptions following the industry events that brought the level of uninsured deposits into focus in March 2023, which resulted in the reclassification of select balances, including collateralized public funds, which are no longer included in our uninsured balance calculations. At March 31, 2023, total available liquidity was $17.9 billion, or 121% of uninsured deposits.

Borrowings

At March 31, 2023, the Bank had outstanding securities sold under agreements to repurchase of $271.0 million, a decrease of $37.7 million from December 31, 2022. The Bank had outstanding borrowings consisting of advances from the FHLB of $5.9 billion at March 31, 2023 and $906.2 million at December 31, 2022. The increase was due mainly to the addition of $2.3 billion in FHLB advances from the Merger and an additional $2.8 billion in net short-term advances borrowed during the period, which were used to fund liquidity for the quarter. FHLB advances have fixed rates ranging from 4.97% to 5.38% and are set to mature before the end of 2023. Advances from the FHLB are secured by investment securities and loans secured by real estate.

Columbia has a $50.0 million short-term credit facility with an unaffiliated bank. As of March 31, 2023, $50.0 million was outstanding at a variable rate of 6.38% and expires on May 25, 2023. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at March 31, 2023.

Junior and Other Subordinated Debentures

We had Junior and other subordinated debentures with carrying values of $405.8 million and $411.5 million at March 31, 2023 and December 31, 2022, respectively. The decrease is mainly due to the $25.8 million decline in fair value for the junior subordinated debentures elected to be carried at fair value, which is due to an increase in the discount rate primarily due to an increase in the credit spread. The decrease was partially offset by the addition of $10.0 million in subordinated debt and $10.3 million in junior subordinated debt due to the Merger. As of March 31, 2023, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR. These instruments mature after June 2023, and are covered under federal legislation, and the Federal Reserve’s regulations implementing that legislation, that will allow us to replace the LIBOR index with forward Term SOFR, plus the statutorily prescribed tenor spread adjustment.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes maintaining a sufficient on-balance sheet liquidity position to provide flexibility, to grow deposit balances and fund growth in lending and investment portfolios, as well as to deleverage non-deposit liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the current economic conditions, as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and manage our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 6% and 7% of total deposits at March 31, 2023 and December 31, 2022, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit. The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $41.6 billion at March 31, 2023, compared with $27.1 billion at December 31, 2022. The Bank also has liquidity from excess bond collateral of $4.8 billion.

The Bank had available lines of credit with the FHLB totaling $5.5 billion at March 31, 2023, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $1.3 billion, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank also has access to the FRB Bank Term Funding Program with an available line of credit of $2.3 billion, subject to certain collateral requirements, namely the amount of pledged investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $600.0 million at March 31, 2023. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $48.0 million of dividends paid by the Bank to the Company in the three months ended March 31, 2023. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company. As of March 31, 2023, the Company also has a $50.0 million short-term credit facility with an unaffiliated Bank that was fully utilized to provide the Company additional liquidity.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2023, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure or customers' behavior in the current economic environment. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits. We may utilize borrowings or other funding sources, which are generally more costly than deposit funding, to support our liquidity levels.

Commitments and Other Contractual Obligations- The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of March 31, 2023, time deposits totaled $4.3 billion, of which $2.4 billion matures in a year or less. Total borrowings as of March 31, 2023 were $6.0 billion all of which matures within 1 year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. At March 31, 2023, our loan commitments were $12.0 billion, however a portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 9 - Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2023 was $4.9 billion. The increase in shareholders' equity during the three months ended March 31, 2023 was principally due to the increase in common stock of $2.3 billion as a result of the Merger. This was offset by cash dividends paid of $45.9 million and a net loss of $14.0 million during the period.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all.

On January 11, 2023, UHC declared a cash dividend in the amount of $0.35 per common share based on fourth quarter 2022 performance, which was paid on February 6, 2023. UHC accelerated its dividend declaration timeline in January 2023 ahead of the anticipated merger with Columbia. Historically, UHC declared quarterly cash dividends later in the quarter, and Columbia intends to adopt this timeline given the Merger.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Dividend declared per common share	$0.35	$0.35	$0.35
Dividend payout ratio	nm	55%	49%

The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach.

In 2020, the federal bank regulatory authorities finalized a rule to provide banking organizations that implemented CECL in 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief to delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital. Currently, the Company is phasing out the cumulative adjustment as calculated at the end of 2021, by adjusting it by 75% in 2022, 50% through 2023, and 25% in 2024, culminating with a fully phased in regulatory capital calculation beginning in 2025. All regulatory ratios exceeded regulatory “well-capitalized” requirements.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at March 31, 2023 and December 31, 2022:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,452,315	10.90%	$3,266,889	8.00%	$4,083,611	10.00%
Umpqua Bank	$4,400,174	10.78%	$3,265,876	8.00%	$4,082,345	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,622,136	8.87%	$2,450,167	6.00%	$3,266,889	8.00%
Umpqua Bank	$4,030,994	9.87%	$2,449,407	6.00%	$3,265,876	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,622,136	8.87%	$1,837,625	4.50%	$2,654,347	6.50%
Umpqua Bank	$4,030,994	9.87%	$1,837,055	4.50%	$2,653,525	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,622,136	9.47%	$1,529,930	4.00%	$1,912,413	5.00%
Umpqua Bank	$4,030,994	10.54%	$1,529,675	4.00%	$1,912,094	5.00%
December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,651,382	13.71%	$2,130,565	8.00%	$2,663,207	10.00%
Umpqua Bank	$3,440,574	12.92%	$2,130,240	8.00%	$2,662,799	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,597,924	6.00%	$2,130,565	8.00%
Umpqua Bank	$3,174,899	11.92%	$1,597,680	6.00%	$2,130,240	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,198,443	4.50%	$1,731,084	6.50%
Umpqua Bank	$3,174,899	11.92%	$1,198,260	4.50%	$1,730,820	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,934,708	9.14%	$1,283,669	4.00%	$1,604,586	5.00%
Umpqua Bank	$3,174,899	9.89%	$1,283,610	4.00%	$1,604,513	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2023 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2022. However due to the combination of UHC and Columbia, and change in mix of assets and funding sources during the quarter, the estimated impact on our net interest income over a one and two-year time horizon has shifted.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios presented are as of March 31, 2023 and December 31, 2022 and 2021:

	Q1 2023		2022		2021
	Year 1	Year 2	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(0.6)%	0.3%	1.7%	6.1%	9.7%	21.2%
Up 200 basis points	(0.4)%	0.3%	1.1%	4.2%	6.3%	14.2%
Up 100 basis points	(0.2)%	0.2%	0.6%	2.2%	3.0%	7.0%
Down 100 basis points	(1.0)%	(2.7)%	(2.4)%	(6.0)%	(1.2)%	(4.3)%
Down 200 basis points	(2.0)%	(5.7)%	(5.1)%	(12.9)%	(2.4)%	(7.3)%
Down 300 basis points	(3.3)%	(9.5)%	(7.8)%	(19.7)%	(3.1)%	(7.9)%

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. This model has inherent limitations, and these results are based on a given set of rate changes and assumptions at one point in time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. We employ estimates based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest bearing deposit balances we utilize a repricing "beta" assumption, which is an estimate for the change in interest bearing deposit costs given a change in the short-term market interest rate.

The simulation model does not take into account any future actions management could undertake to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships, which can change regularly. Actions we could undertake include, but are not limited to, growing or contracting the balance sheet, changing the composition of the balance sheet, or changing our pricing strategies for loans or deposits.

Our asset sensitivity decreased from the prior periods, with the magnitude of exposure to declining rate environments showing significant improvement. Results indicate more limited exposure to interest rate risk in either increasing or decreasing rate environments. The change is mainly due to the decline in deposits during the quarter and the corresponding increase in short-term funding instruments. In addition, an increase in the mix of fixed rate assets including a restructuring of approximately 12% of the Bank’s securities portfolio to extend duration in the current rate environment served to limit adverse exposure in rates down environments.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The Federal Reserve’s focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market’s expectations for economic growth and inflation but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to 4.75% - 5.00% at March 31, 2023. Based on the FOMC Members’ median expectations for the fed funds target rate, the fed funds rate is near its expected high, with projections declining by the end of 2023. Increases in the federal funds rate and the unwinding of the Federal Reserve’s balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

Economic Value of Equity

Another interest rate sensitivity measure we utilize is the quantification of economic value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides a longer-term view of interest rate risk, capturing all future expected cash flows. Assets and liabilities with option characteristics are measured based on different interest rate path valuations using statistical rate simulation techniques. The projections are by their nature forward-looking and therefore inherently uncertain and include various assumptions regarding cash flows and discount rates. The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values:

As of March 31, 2023, and December 31, 2022 and 2021.

		Year ended	Year ended
	Q1 2023	2022	2021
Up 300 basis points	(19.7)%	(14.0)%	0.3%
Up 200 basis points	(13.3)%	(9.4)%	1.6%
Up 100 basis points	(6.6)%	(4.4)%	1.9%
Down 100 basis points	4.4%	0.9%	(5.3)%
Down 200 basis points	7.7%	0.1%	0.4%
Down 300 basis points	9.6%	(2.5)%	1.9%

Our economic value of equity analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity, as the decrease in value of our interest earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our economic value of equity increases. This occurs as the increase in value of interest earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. In increasing interest rate scenarios, our overall sensitivity to changes in market interest rates shifted and increased from the prior year, primarily due to the merger which increased the level of fixed rate assets and wholesale type funding. As of March 31, 2023, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value core deposit intangible.

LIBOR Transition

The Company holds financial instruments that will be impacted by the discontinuance of LIBOR on June 30, 2023, primarily certain loans, derivatives, and junior subordinated debentures that use LIBOR as the reference rate. These financial instruments will transition to new reference rates. The Company established an enterprise-wide transition program with program deliverables that are mostly complete as we approach the LIBOR cessation date of June 30, 2023. Our existing LIBOR exposures are limited primarily to three instruments—adjustable and variable-rate loans, loan-related derivatives, and junior subordinated debentures.

As of March 31, 2023, LIBOR-indexed adjustable and variable-rate loans comprise approximately 13% of our loan and lease portfolio. We have completed the transition on certain loan portfolio segments and are on track to complete remaining transition work, including providing our customers with information about the cessation of USD LIBOR and how it will affect their contracts with us. Our outstanding junior subordinated debentures mature after June 30, 2023 and are indexed to USD LIBOR. They are covered under federal legislation, and the Federal Reserve’s regulations implementing that legislation, that will allow us to replace the LIBOR index with forward Term SOFR, plus the statutorily prescribed tenor spread adjustment.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2023.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 9 Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2023:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
01/01/23 - 01/31/23	204	$28.13	—	—
02/01/23 - 02/28/23	—	$—	—	—
03/01/23 - 03/31/23	210,871	$29.33	—	—
Total for quarter	211,075	$29.33	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 211,075 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

Exhibit #	Description

2.1	(a) Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc., and Cascade Merger Sub, Inc.

2.2	(b) Amendment No. 1 to the Merger Agreement, dated as of January 9, 2023, by and among Umpqua Holdings Corporation, Columbia Banking System, Inc. and Cascade Merger Sub, Inc.

3.1	Restated Articles of Incorporation, as amended

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1	(e) Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Ronald Farnsworth

10.2	(f) Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Lisa White

10.3	(g) Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Aaron Deer

10.4	(h) Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Eric Eid

10.5	(i) Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Christopher Merrywell

10.6	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Drew Anderson

10.7	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Sheri Burns

10.8	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Frank Namdar

10.9	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Tory Nixon

10.10	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Andrew Ognall

10.11	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Kumi Baruffi

10.12	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Lisa Dow

10.13	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and David Moore Devine

10.14	Second Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, dated as of February 28, 2023, by and between Columbia State Bank and Kumi Baruffi

10.15	(j) Columbia Banking System, Inc. 2023 Deferred Compensation Plan

10.16	First Amendment to Columbia Banking System, Inc. 2023 Deferred Compensation Plan, dated as of April 18, 2023

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

(b)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 10, 2023

(c)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed March 1, 2023

(d)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

(e)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 1, 2023

(f)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 1, 2023

(g)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed March 1, 2023

(h)	Incorporated by reference to Exhibit 10.5 to Form 8-K filed March 1, 2023

(i)	Incorporated by reference to Exhibit 10.6 to Form 8-K filed March 1, 2023

(j)	Incorporated by reference to Exhibit 10.7 to Form 8-K filed March 1, 2023

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	May 9, 2023	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	May 9, 2023	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	May 9, 2023	/s/ Lisa M. White
Lisa M. White Executive Vice President/Corporate Controller and Principal Accounting Officer