Form 10-Q
period 2023-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2023-08-03
CIK 887343

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 208,570,828 shares outstanding as of July 31, 2023.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for credit losses
ACLLL	Allowance for credit losses on loans and leases
ASU	Accounting Standards Update
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its subsidiaries
CVA	Credit valuation adjustments
DCF	Discounted cash flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation.
Merger Agreement	Agreement and Plan of Merger dated as of October 11, 2021, by and among UHC, Columbia, and Cascade Merger, Sub Inc., as amended on January 9, 2023
Merger Date	February 28, 2023
MSR	Mortgage servicing rights
NASDAQ	Nasdaq Stock Market LLC
NOL	Net operating loss
N/M	Not meaningful
PCD	Purchased with credit deterioration
PD	Probability of default
RSA	Restricted stock awards
RSU	Restricted stock units
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation
Umpqua	Umpqua Bank

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks (restricted cash of $16,610 and $5,808)	$538,653	$327,313
Interest bearing cash and temporary investments (restricted cash of $8,061 and $4,688)	2,868,563	967,330
Total cash and cash equivalents	3,407,216	1,294,643
Investment securities
Equity and other, at fair value	76,361	72,959
Available for sale, at fair value	8,998,428	3,196,166
Held to maturity	2,388	2,476
Loans held for sale	183,633	71,647
Loans and leases (at fair value: $282,511 and $285,581)	37,049,299	26,155,981
Allowance for credit losses on loans and leases	(404,603)	(301,135)
Net loans and leases	36,644,696	25,854,846
Restricted equity securities	258,524	47,144
Premises and equipment, net	368,698	176,016
Operating lease right-of-use assets	119,255	78,598
Goodwill	1,029,234	—
Other intangible assets, net	666,762	4,745
Residential mortgage servicing rights, at fair value	172,929	185,017
Bank owned life insurance	643,727	331,759
Deferred tax asset, net	362,880	132,823
Other assets	657,365	399,800
Total assets	$53,592,096	$31,848,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$16,019,408	$10,288,849
Interest bearing	24,815,509	16,776,763
Total deposits	40,834,917	27,065,612
Securities sold under agreements to repurchase	294,914	308,769
Borrowings	6,250,000	906,175
Junior subordinated debentures, at fair value	312,872	323,639
Junior and other subordinated debentures, at amortized cost	108,009	87,813
Operating lease liabilities	132,099	91,694
Other liabilities	831,097	585,111
Total liabilities	48,763,908	29,368,813
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2023 and 238,320,000(1) in 2022; issued and outstanding: 208,513,639 in 2023 and 129,320,962(1) in 2022	5,792,792	3,450,493
Accumulated deficit	(545,842)	(543,803)
Accumulated other comprehensive loss	(418,762)	(426,864)
Total shareholders' equity	4,828,188	2,479,826
Total liabilities and shareholders' equity	$53,592,096	$31,848,639
(1) Periods prior to February 28, 2023 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INTEREST INCOME
Interest and fees on loans and leases	$552,679	$234,674	$966,204	$449,078
Interest and dividends on investment securities:
Taxable	79,036	17,256	118,765	35,981
Exempt from federal income tax	6,817	1,369	10,214	2,741
Dividends	2,581	84	3,300	170
Interest on temporary investments and interest bearing deposits	34,616	2,919	53,197	4,272
Total interest income	675,729	256,302	1,151,680	492,242
INTEREST EXPENSE
Interest on deposits	100,408	4,015	164,021	7,931
Interest on securities sold under agreement to repurchase and federal funds purchased	1,071	66	1,477	129
Interest on borrowings	81,004	50	109,768	99
Interest on junior and other subordinated debentures	9,271	4,001	17,741	7,150
Total interest expense	191,754	8,132	293,007	15,309
Net interest income	483,975	248,170	858,673	476,933
PROVISION FOR CREDIT LOSSES	16,014	18,692	121,553	23,496
Net interest income after provision for credit losses	467,961	229,478	737,120	453,437
NON-INTEREST INCOME
Service charges on deposits	16,454	12,011	30,766	23,594
Card-based fees	13,435	10,530	24,996	19,238
Financial services and trust revenue	4,512	27	5,809	38
Residential mortgage banking (loss) revenue, net	(2,342)	30,544	5,474	91,330
Gain on sale of debt securities, net	—	—	—	2
(Loss) gain on equity securities, net	(697)	(2,075)	1,719	(4,736)
Gain on loan and lease sales, net	442	1,303	1,382	3,640
Bank owned life insurance income	4,063	2,110	6,853	4,197
Other income (losses)	3,811	785	17,414	(2,099)
Total non-interest income	39,678	55,235	94,413	135,204
NON-INTEREST EXPENSE
Salaries and employee benefits	163,398	110,942	299,490	224,080
Occupancy and equipment, net	50,550	34,559	92,250	69,388
Communications	4,357	2,585	7,383	5,339
Marketing	1,937	1,649	2,996	4,047
Services	14,094	14,402	26,937	25,739
FDIC assessments	11,579	2,954	17,692	7,470
Intangible amortization	35,553	1,026	48,213	2,051
Merger-related expenses	29,649	2,672	145,547	4,950
Other expenses	17,442	8,785	30,869	18,940
Total non-interest expense	328,559	179,574	671,377	362,004
Income before provision for income taxes	179,080	105,139	160,156	226,637
Provision for income taxes	45,703	26,548	40,817	56,889
Net income	$133,377	$78,591	$119,339	$169,748
Earnings per common share (1):
Basic	$0.64	$0.61	$0.65	$1.31
Diluted	$0.64	$0.61	$0.65	$1.31
Weighted average number of common shares outstanding (1):
Basic	207,977	129,306	182,325	129,233
Diluted	208,545	129,673	182,860	129,685
(1) Periods prior to February 28, 2023 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.
See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$133,377	$78,591	$119,339	$169,748
Available for sale securities:
Unrealized losses arising during the period	(145,743)	(152,399)	(305)	(389,445)
Income tax benefit related to unrealized losses	37,894	39,197	67	100,165

Reclassification adjustment for net realized gains in earnings	—	—	—	(2)
Income tax expense related to realized gains	—	—	—	1
Net change in unrealized losses for available for sale securities	(107,849)	(113,202)	(238)	(289,281)

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(14,638)	(15,064)	11,174	(27,767)
Income tax benefit (expense) related to unrealized (losses) gains	3,806	3,875	(2,905)	7,142
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(10,832)	(11,189)	8,269	(20,625)

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	72	—	96	—
Income tax expense related to unrecognized actuarial loss	(19)	—	(25)	—
Net change in pension plan liability adjustment	53	—	71	—
Other comprehensive (loss) income, net of tax	(118,628)	(124,391)	8,102	(309,906)
Comprehensive income (loss)	$14,749	$(45,800)	$127,441	$(140,158)

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares (1)	Amount			Total
Balance at January 1, 2022	129,065,476	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			91,157		91,157
Other comprehensive loss, net of tax				(185,515)	(185,515)
Stock-based compensation		2,454			2,454
Stock repurchased and retired	(116,057)	(4,037)			(4,037)
Issuances of common stock under stock plans	319,442	—			—
Cash dividends on common stock ($0.35 per share)[1]			(45,731)		(45,731)
Balance at March 31, 2022	129,268,861	$3,443,266	$(651,912)	$(183,756)	$2,607,598
Net income			78,591		78,591
Other comprehensive loss, net of tax				(124,391)	(124,391)
Stock-based compensation		2,283			2,283
Stock repurchased and retired	(2,542)	(72)			(72)
Issuances of common stock under stock plans	51,455	54			54
Cash dividends on common stock ($0.35 per share)[1]			(45,787)		(45,787)
Balance at June 30, 2022	129,317,774	$3,445,531	$(619,108)	$(308,147)	$2,518,276
Net income			84,040		84,040
Other comprehensive loss, net of tax				(141,413)	(141,413)
Stock-based compensation		2,517			2,517
Stock repurchased and retired	(1,399)	(41)			(41)
Issuances of common stock under stock plans	3,773	—			—
Cash dividends on common stock ($0.35 per share)[1]			(45,865)		(45,865)
Balance at September 30, 2022	129,320,148	$3,448,007	$(580,933)	$(449,560)	$2,417,514
Net income			82,964		82,964
Other comprehensive income, net of tax				22,696	22,696
Stock-based compensation		2,499			2,499
Stock repurchased and retired	(382)	(13)			(13)
Issuances of common stock under stock plans	1,196	—			—
Cash dividends on common stock ($0.35 per share)[1]			(45,834)		(45,834)
Balance at December 31, 2022	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826

Net loss			(14,038)		(14,038)
Other comprehensive income, net of tax				126,730	126,730
Stock related to Merger	78,863,112	2,337,632			2,337,632
Stock-based compensation		5,644			5,644
Stock repurchased and retired	(215,229)	(5,216)			(5,216)
Issuances of common stock under stock plans	460,399	—			—
Cash dividends on common stock ($0.35 per share)			(45,855)		(45,855)
Balance at March 31, 2023	208,429,244	$5,788,553	$(603,696)	$(300,134)	$4,884,723
Net income			133,377		133,377
Other comprehensive loss, net of tax				(118,628)	(118,628)
Stock related to Merger		1,646			1,646
Stock-based compensation		3,335			3,335
Stock repurchased and retired	(32,727)	(742)			(742)
Issuances of common stock under stock plans	117,122	—			—
Cash dividends on common stock ($0.36 per share)			(75,523)		(75,523)
Balance at June 30, 2023	208,513,639	$5,792,792	$(545,842)	$(418,762)	$4,828,188
(1) Periods prior to February 28, 2023 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,339	$169,748
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Accretion) amortization of investment (discounts) premiums, net	(26,954)	3,771
Gain on sale of investment securities, net	—	(2)
Provision for credit losses	121,553	23,496
Change in cash surrender value of bank owned life insurance	(2,992)	(4,270)
Depreciation, amortization and accretion	63,111	14,681
Gain on sale of premises and equipment	(644)	(1,865)
Additions to residential mortgage servicing rights carried at fair value	(2,769)	(15,203)
Change in fair value of residential mortgage servicing rights carried at fair value	14,857	(40,740)
Stock-based compensation	8,979	4,737
Net (increase) decrease in equity and other investments	(395)	1,131
(Gain) loss on equity securities, net	(1,719)	4,736
(Gain) loss on sale of loans and leases, net	(4,940)	5,376
Change in fair value of loans held for sale	520	6,852
Origination of loans held for sale	(251,202)	(1,225,654)
Proceeds from sales of loans held for sale	258,802	1,323,515
Change in other assets and liabilities:
Net (increase) decrease in other assets	(14,072)	204,548
Net (decrease) increase in other liabilities	(54,115)	105,658
Net cash provided by operating activities	227,359	580,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(919,933)	(175,656)
Proceeds from investment securities available for sale	1,369,809	236,066
Purchases of restricted equity securities	(220,066)	—
Redemption of restricted equity securities	110,696	67
Net change in loans and leases	(581,350)	(1,947,302)
Proceeds from sales of loans and leases	435,939	70,503
Change in premises and equipment	(3,512)	(4,971)
Proceeds from bank owned life insurance death benefits	3,305	3,251
Cash received in the Merger	274,587	—
Other	340	191
Net cash provided by (used in) investing activities	469,815	(1,817,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(1,423,793)	(462,251)
Net decrease in federal funds purchased	(14,000)	—
Net (decrease) increase in securities sold under agreements to repurchase	(83,880)	35,714
Proceeds from borrowings	9,850,000	—
Repayment of borrowings	(6,786,522)	—
Net proceeds from issuance of common stock	—	54
Dividends paid on common stock	(120,448)	(91,112)
Repurchase and retirement of common stock	(5,958)	(4,109)
Net cash provided by (used in) financing activities	1,415,399	(521,704)
Net increase (decrease) in cash and cash equivalents	2,112,573	(1,759,040)
Cash and cash equivalents, beginning of period	1,294,643	2,761,621
Cash and cash equivalents, end of period	$3,407,216	$1,002,581

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$228,995	$17,535
Income taxes	$78,528	$31,477
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(238)	$(289,281)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$8,269	$(20,625)
Net change in pension plan liability adjustment	$71	$—
Transfer of loans to loans held for sale	$118,085	$—

Acquisitions:
Assets acquired	$19,230,586	$—
Liabilities assumed	$(17,920,542)	$—
Net assets acquired	$1,310,044	$—

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

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2023, the Company had 23 wholly-owned trusts that were formed to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.

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

Loans Held for Sale-Loans held for sale represent residential mortgage loans intended to be sold in the secondary market and non-mortgage loans that management has an active plan to sell. The Company has elected to account for residential mortgage loans held for sale at fair value and non-mortgage loans at the lower of cost or fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income and recognized when earned. Loans held for sale are placed on non-accrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.

Originated Loans and Leases-Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the contractual life of the loan as yield adjustments. Leases are recorded at the amount of minimum future lease payments receivable and estimated residual value of the leased equipment, net of unearned income and any deferred fees. Initial direct costs related to lease originations are deferred as part of the investment in direct financing leases and amortized over their term using the effective interest method. Unearned lease income is amortized over the lease term using the effective interest method.

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

Allowance for Credit Losses-ASC Topic 326 requires an expected loss model, which encompasses allowances for credit losses expected to be incurred over the life of the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts.

The allowance for credit losses on loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Fluctuations in the allowance are reported in the statement of operations as a component of provision for credit losses.

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

The Company utilizes complex models to obtain reasonable and supportable forecasts. Most of the models calculate two predictive metrics: the probability of default and loss given default. The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary sources of repayment related to the collateral. Acquired and newly originated loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology.

Management believes that the ACL was adequate as of June 30, 2023. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

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

Mortgage Servicing Rights -The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value servicing assets. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the guidance on January 1, 2023, using a prospective methodology, noting that the updates pertain to disclosures but did not have a material impact on the Company's consolidated financial statements. Refer to Note 5 - Allowance for Credit Losses for additional information.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

The Company fully adopted ASU 2020-04 and ASU 2021-01 in July of 2023 and it did not have a material impact on the Company's consolidated statements. Many of the Bank's loans transitioned from LIBOR to SOFR prior to June 30, 2023, which is the Bank's preferred replacement index for most LIBOR loans. The remaining LIBOR loans transitioned to SOFR, or an alternative replacement index, at the beginning of July 2023.

Recent accounting pronouncements

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

Finally, the purchase price for purposes of the transaction accounting adjustments is calculated based on the number of hypothetical shares of UHC common stock issued to Columbia shareholders, multiplied by the share price as demonstrated in the table below (amounts in thousands except per share data):

Number of hypothetical UHC common shares issued to Columbia shareholders	132,365
UHC market price per share as of February 28, 2023	$17.66
Purchase price determination of hypothetical UHC shares issued to Columbia shareholders	$2,337,567
Value of Columbia RSUs hypothetically converted to shares	1,646
Cash in lieu of fractional shares	65
Purchase price consideration	$2,339,278

The following table provides the preliminary purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The estimates of fair value were recorded based on initial valuations available at the Merger Date and further adjusted in the second quarter based on new information. These estimates, including initial accounting for deferred taxes, are considered preliminary as of June 30, 2023 and subject to adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the Merger Date valuation amounts presented herein.

(in thousands)	February 28, 2023
Purchase price consideration
Total merger consideration		$2,339,278
Fair value of assets acquired:
Cash and due from banks	$274,587
Investment securities	6,226,102
Loans held for sale	2,358
Loans and leases, net of allowance for loan and lease losses	10,884,218
Restricted equity securities	101,760
Premises and equipment	203,270
Other intangible assets	710,230
Deferred tax asset, net	256,288
Other assets	571,773
Total assets acquired	$19,230,586
Fair value of liabilities assumed:
Deposits	$15,193,474
Securities sold under agreements to repurchase	70,025
Borrowings	2,294,360
Junior and other subordinated debentures	20,310
Other liabilities	342,373
Total liabilities assumed	$17,920,542
Net assets acquired		$1,310,044
Goodwill		$1,029,234

In connection with the Merger, the Company recorded approximately $1.0 billion of goodwill. During the second quarter of 2023, goodwill decreased by $908,000 primarily due to an adjustment to the deferred tax asset, as well as the sale of investment securities, offset by an increase in merger consideration. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 6 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Premises and equipment: The fair values of premises are based on a market approach, by obtaining third-party appraisals and broker opinions of value for land, office, and branch space.

Core deposit intangibles: Certain core deposits represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The intangible assets are being amortized over 10 years using the sum-of-years-digits, based upon the period over which estimated economic benefits are estimated to be received.

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

The Company's operating results for six months ended June 30, 2023 include the operating results of the acquired assets and assumed liabilities of historical Columbia subsequent to the Merger Date. Disclosure of the amount of historical Columbia’s revenue and net income (excluding integration costs) included in the Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for the Merger.

The following table shows the impact of the merger-related expenses for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Legal and professional	$5,108	$2,531	$54,527	$3,530
Personnel	8,761	38	30,215	1,310
Premises and equipment	14,010	57	35,275	57
Charitable contributions	—	—	20,000	—
Other	1,770	46	5,530	53
Total merger-related expenses	$29,649	$2,672	$145,547	$4,950

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

	Unaudited Pro Forma for the
	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net interest income	$1,014,447	$959,039
Non-interest income	$128,250	$179,091
Net income (1)	$381,212	$185,660
(1) The 2023 pro forma net income was adjusted to exclude $173.5 million of merger-related costs, inclusive of historical Columbia merger related costs, incurred in 2023 and the 2022 pro forma net income was adjusted to include these costs.

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

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,585,683	$2,020	$(98,153)	$1,489,550
Obligations of states and political subdivisions	1,082,310	7,467	(26,044)	1,063,733
Mortgage-backed securities and collateralized mortgage obligations	6,872,855	3,503	(431,213)	6,445,145
Total available for sale securities	$9,540,848	$12,990	$(555,410)	$8,998,428
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,388	$734	$—	$3,122
Total held to maturity securities	$2,388	$734	$—	$3,122

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,035,532	$—	$(99,358)	$936,174
Obligations of states and political subdivisions	297,610	231	(28,041)	269,800
Mortgage-backed securities and collateralized mortgage obligations	2,405,139	3	(414,950)	1,990,192
Total available for sale securities	$3,738,281	$234	$(542,349)	$3,196,166
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,476	$721	$—	$3,197
Total held to maturity securities	$2,476	$721	$—	$3,197

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $34.8 million and $10.6 million as of June 30, 2023 and December 31, 2022, respectively, and is included in Other Assets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$546,511	$3,036	$837,124	$95,117	$1,383,635	$98,153
Obligations of states and political subdivisions	249,310	2,465	136,483	23,579	385,793	26,044
Mortgage-backed securities and collateralized mortgage obligations	3,155,741	24,273	1,855,361	406,940	5,011,102	431,213
Total temporarily impaired securities	$3,951,562	$29,774	$2,828,968	$525,636	$6,780,530	$555,410

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$734,473	$71,967	$201,701	$27,391	$936,174	$99,358
Obligations of states and political subdivisions	160,078	10,037	60,381	18,004	220,459	28,041
Mortgage-backed securities and collateralized mortgage obligations	592,032	61,813	1,398,061	353,137	1,990,093	414,950
Total temporarily impaired securities	$1,486,583	$143,817	$1,660,143	$398,532	$3,146,726	$542,349

The number of individual debt securities in an unrealized loss position in the tables above increased to 934 at June 30, 2023, as compared to 473 at December 31, 2022. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. Substantially all of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2023 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at June 30, 2023.

The following table presents the contractual maturities of debt securities at June 30, 2023:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$45,150	$44,770	$—	$—
Due after one year through five years	1,847,803	1,810,546	3	3
Due after five years through ten years	2,746,974	2,646,514	4	14
Due after ten years	4,900,921	4,496,598	2,381	3,105
Total securities	$9,540,848	$8,998,428	$2,388	$3,122

The following table presents, as of June 30, 2023, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,673,773	$1,515,229
To secure repurchase agreements	624,279	557,728
Other securities pledged	2,543,803	2,318,996
Total pledged securities	$4,841,855	$4,391,953

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	June 30, 2023	December 31, 2022
Commercial real estate
Non-owner occupied term, net	$6,434,673	$3,894,840
Owner occupied term, net	5,254,401	2,567,761
Multifamily, net	5,622,875	5,285,791
Construction & development, net	1,528,924	1,077,346
Residential development, net	388,641	200,838
Commercial
Term, net	5,449,787	3,029,547
Lines of credit & other, net	2,268,790	960,054
Leases & equipment finance, net	1,740,037	1,706,172
Residential
Mortgage, net	6,272,898	5,647,035
Home equity loans & lines, net	1,898,958	1,631,965
Consumer & other, net	189,315	154,632
Total loans and leases, net of deferred fees and costs	$37,049,299	$26,155,981

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $140.5 million and $86.8 million as of June 30, 2023 and December 31, 2022, respectively, and is included in Other Assets. As of June 30, 2023, loans totaling $20.7 billion were pledged to secure borrowings and available lines of credit.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. As of June 30, 2023 and December 31, 2022, the net deferred fees and costs were $79.8 million and $84.7 million, respectively.

The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. Total discounts on acquired loans were $656.9 million and $6.1 million as of June 30, 2023 and December 31, 2022, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $425.4 million as of June 30, 2023. The carrying balance of PCD loans was $381.6 million at June 30, 2023.

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell pools of loans and leases. As of June 30, 2023, the Bank sold $372.8 million in commercial loans and transferred an additional $118.1 million in commercial and commercial real estate loans to loans held for sale, as the sale had not been completed prior to June 30, 2023.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $4.7 million and $9.4 million for the three and six months ended June 30, 2023, respectively, as compared to $4.7 million and $9.8 million for the three and six months ended June 30, 2022, respectively.

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended June 30, 2023, were primarily related to the initial provision booked at the Merger Date for the acquired Columbia loan portfolio and changes in the economic assumptions. Because of the uncertain economic environment, the Bank opted to use Moody's Analytics' May 2023 baseline economic forecast for estimating the ACL as of June 30, 2023.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 1.6% in 2023, 1.7% in 2024, 2.4% in 2025, and 2.7% in 2026;
•U.S. unemployment rate average of 3.6% in 2023, 4.0% in 2024, 4.2% in 2025, and 4.1% 2026; and
•The forecasted average federal funds rate is expected to be 4.9% in 2023, 4.3% in 2024, 3.2% 2025 and 2.5% in 2026.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' May S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The combination of supply-side shortages, rising political tensions, still-elevated inflation, still-elevated interest rates, and reduced credit availability causes the economy to fall into a mild recession in the third quarter of 2023. The decline lasts for three quarters and the peak-to-trough decline is 0.8%. The unemployment rate rises to a peak of 6.4% in the second quarter of 2024;
•Recent bank failures reduce consumer confidence and cause banks to tighten lending standards more than expected;
•Because the Fed remains concerned about inflation, it keeps the fed funds rate elevated in the third quarter of 2023 despite the weakening economy;
•U.S. real GDP average annualized growth of 1.2% in 2023, 0.4% in 2024, 2.9% in 2025, and 2.9% in 2026;
•U.S. unemployment rate average of 4.2% in 2023, 6.1% in 2024, 4.5% in 2025, and 4.2% in 2026; and
•The forecasted average federal funds rate is expected to be 4.8% in 2023, 3.2% in 2024, 2.1% in 2025 and 2.4% in 2026.

The results using the comparison scenario as well as changes to the macroeconomic variables subsequent to selected May 2023 economic forecast scenarios for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factor adjustments.

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

Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given commercial real estate market factors determined from macroeconomic and regional commercial real estate forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast, provided by Moody's Analytics' REIS, of real estate metrics, such as rental rates, vacancies, and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

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

The Company evaluated each qualitative factor as of June 30, 2023, and concluded that a material adjustment to the amounts indicated by the models was not necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$111,090	$239,146	$60,613	$6,615	$417,464
Provision for credit losses for loans and leases	7,829	30	5,269	2,088	15,216
Charge-offs	(174)	(32,036)	(4)	(1,264)	(33,478)
Recoveries	209	4,511	63	618	5,401
Net recoveries (charge-offs)	35	(27,525)	59	(646)	(28,077)
Balance, end of period	$118,954	$211,651	$65,941	$8,057	$404,603
Reserve for unfunded commitments
Balance, beginning of period	$8,405	$6,381	$3,320	$923	$19,029
Provision (recapture) for credit losses on unfunded commitments	1,595	(560)	(302)	65	798
Balance, end of period	10,000	5,821	3,018	988	19,827
Total allowance for credit losses	$128,954	$217,472	$68,959	$9,045	$424,430

	Six Months Ended June 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	32,312	71,027	15,224	3,151	121,714
Charge-offs	(174)	(51,284)	(252)	(2,037)	(53,747)
Recoveries	267	7,569	186	987	9,009
Net recoveries (charge-offs)	93	(43,715)	(66)	(1,050)	(44,738)
Balance, end of period	$118,954	$211,651	$65,941	$8,057	$404,603
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
Provision (recapture) for credit losses on unfunded commitments	536	(294)	(446)	43	(161)
Balance, end of period	10,000	5,821	3,018	988	19,827
Total allowance for credit losses	$128,954	$217,472	$68,959	$9,045	$424,430
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the first quarter of 2023.

	Three Months Ended June 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$91,638	$121,072	$31,946	$3,908	$248,564
(Recapture) provision for credit losses for loans and leases	(2,720)	16,484	4,424	599	18,787
Charge-offs	(8)	(9,035)	—	(836)	(9,879)
Recoveries	73	2,934	216	416	3,639
Net recoveries (charge-offs)	65	(6,101)	216	(420)	(6,240)
Balance, end of period	$88,983	$131,455	$36,586	$4,087	$261,111
Reserve for unfunded commitments
Balance, beginning of period	$8,738	$1,620	$2,193	$367	$12,918
(Recapture) provision for credit losses on unfunded commitments	(1,387)	612	542	138	(95)
Balance, end of period	7,351	2,232	2,735	505	12,823
Total allowance for credit losses	$96,334	$133,687	$39,321	$4,592	$273,934

	Six Months Ended June 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(10,182)	25,296	7,296	2,073	24,483
Charge-offs	(8)	(16,893)	(167)	(1,721)	(18,789)
Recoveries	98	5,479	389	1,039	7,005
Net recoveries (charge-offs)	90	(11,414)	222	(682)	(11,784)
Balance, end of period	$88,983	$131,455	$36,586	$4,087	$261,111
Reserve for unfunded commitments
Balance, beginning of period	$8,461	$2,028	$1,957	$321	$12,767
(Recapture) provision for credit losses on unfunded commitments	(1,110)	204	778	184	56
Balance, end of period	7,351	2,232	2,735	505	12,823
Total allowance for credit losses	$96,334	$133,687	$39,321	$4,592	$273,934

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2023 and 2022.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	June 30, 2023
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,397	$4,682	$70	$6,149	$3,689	$6,424,835	$6,434,673
Owner occupied term, net	4,434	446	114	4,994	7,305	5,242,102	5,254,401
Multifamily, net	—	—	—	—	—	5,622,875	5,622,875
Construction & development, net	—	—	—	—	—	1,528,924	1,528,924
Residential development, net	—	—	—	—	—	388,641	388,641
Commercial
Term, net	1,584	2,073	13	3,670	11,695	5,434,422	5,449,787
Lines of credit & other, net	7,184	510	71	7,765	1,664	2,259,361	2,268,790
Leases & equipment finance, net	15,655	19,316	7,636	42,607	25,957	1,671,473	1,740,037
Residential
Mortgage, net (2)	847	8,504	19,525	28,876	—	6,244,022	6,272,898
Home equity loans & lines, net	4,115	1,414	3,412	8,941	—	1,890,017	1,898,958
Consumer & other, net	970	245	399	1,614	—	187,701	189,315
Total, net of deferred fees and costs	$36,186	$37,190	$31,240	$104,616	$50,310	$36,894,373	$37,049,299
(1) Loans and leases on non-accrual with an amortized cost basis of $50.3 million had a related allowance for credit losses of $25.9 million at June 30, 2023.
(2) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $1.6 million at June 30, 2023.

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
(2) Includes government guaranteed mortgage loans the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $6.6 million at December 31, 2022.

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. There have been no significant changes in the level of collateralization from the prior periods. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of June 30, 2023:

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,497	$—	$—	$3,497
Owner occupied term, net	—	5,405	—	—	5,405
Commercial
Term, net	2,261	668	5,581	311	8,821
Line of credit & other, net	—	—	1,096	—	1,096
Leases & equipment finance, net	—	—	25,957	—	25,957
Residential
Mortgage, net	47,315	—	—	—	47,315
Home equity loans & lines, net	3,022	—	—	—	3,022
Total, net of deferred fees and costs	$52,598	$9,570	$32,634	$311	$95,113

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

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other-than-Insignificant Payment Delay	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$976	$—	$—	—	$—	0.02%
Commercial
Term, net	377	—	—	—	—	0.01%
Lines of credit & other, net	—	1,850	—	—	—	0.08%
Leases & equipment finance, net	—	194	—	—	—	0.01%
Residential
Mortgage, net	—	454	13,348	—	1,261	0.24%
Total loans and leases experiencing financial difficulty	$1,353	$2,498	$13,348	$—	$1,261	0.05%

	Six Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other-than-Insignificant Payment Delay	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$976	$—	$—	$—	$—	0.02%
Commercial
Term, net	377	—	—	—	—	0.01%
Lines of credit & other, net	—	2,945	—	—	—	0.13%
Leases & equipment finance, net	—	603	—	—	—	0.03%
Residential
Mortgage, net	—	454	22,017	—	2,934	0.40%
Home equity loans & lines, net	—	—	—	244	—	0.01%
Total loans and leases experiencing financial difficulty	$1,353	$4,002	$22,017	$244	$2,934	0.08%

Three Months Ended June 30, 2023
Type of Modification	Loan Type	Financial Effect
Term extension	Lines of credit & other, net	Added a weighted average 6 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Leases & equipment finance, net	Added a weighted average of 10 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Mortgage, net	Added a weighted average 6.4 years to the life of the loans, which reduced monthly payments for the borrowers
Interest Rate Reduction	Owner occupied term, net	Reduced weighted average interest rate by 2.41%
Interest Rate Reduction	Term, net	Reduced weighted average interest rate by 4.50%
Other-than-insignificant payment delay	Mortgage, net	Deferred $916,000 of principal and interest payments
Combination - Term Extension and Other-than-Insignificant Payment Delay	Mortgage, net	Added a weighted average 13.9 years and deferred $37,000 of principal and interest payments

Six Months Ended June 30, 2023
Type of Modification	Loan Type	Financial Effect
Term extension	Lines of credit & other, net	Added a weighted average of 8 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Leases & equipment finance, net	Added a weighted average of 9 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Mortgage, net	Added a weighted average 6.4 years to the life of the loans, which reduced monthly payments for the borrowers
Interest Rate Reduction	Owner occupied term, net	Reduced weighted average interest rate by 2.41%
Interest Rate Reduction	Term, net	Reduced weighted average interest rate by 4.50%
Other-than-insignificant payment delay	Mortgage, net	Deferred $1.2 million of principal and interest payments
Combination - Interest Rate Reduction and Term Extension	Home equity loans & lines, net	Added a weighted average 6.9 years to the life of the loan and decreased the weighted average interest rate by 3.44%
Combination - Term Extension and Other-than-Insignificant Payment Delay	Mortgage, net	Added a weighted average 13.4 years and deferred $156,000 of principal and interest payments

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables presents the performance of such loans that have been modified for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
(in thousands)
Commercial real estate
Owner occupied term, net	$—	$—	$—	$—	$976
Commercial
Term, net	—	—	—	—	377
Lines of credit & other, net	1,850	—	—	—	—
Leases & equipment finance, net	194	—	—	—	—
Residential
Mortgage, net	15,063	—	—	—	—
Total loans and leases, net of deferred fees and costs	$17,107	$—	$—	$—	$1,353

Six Months Ended June 30, 2023
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
(in thousands)
Commercial real estate
Owner occupied term, net	$—	$—	$—	$—	$976
Commercial
Term, net	—	—	—	—	377
Lines of credit & other, net	2,946	—	—	—	—
Leases & equipment finance, net	492	111	—	—	—
Residential
Mortgage, net	25,404	—	—	—	—
Home equity loans & lines, net	244	—	—	—	—
Total loans and leases, net of deferred fees and costs	$29,086	$111	$—	$—	$1,353

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost (1)
June 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$336,633	$1,278,387	$1,176,613	$630,380	$794,584	$2,036,213	$54,442	$—	$6,307,252
Special mention	—	300	3,402	1,348	331	13,550	—	—	18,931
Substandard	—	451	—	1,474	19,548	86,899	—	—	108,372
Doubtful	—	—	—	—	—	104	—	—	104
Loss	—	—	—	—	—	14	—	—	14
Total non-owner occupied term, net	$336,633	$1,279,138	$1,180,015	$633,202	$814,463	$2,136,780	$54,442	$—	$6,434,673
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$291,022	$1,179,663	$1,017,833	$471,328	$605,553	$1,466,399	$62,557	$—	$5,094,355
Special mention	308	5,509	26,286	4,213	19,030	20,960	—	—	76,306
Substandard	4,268	2,314	29,945	19,010	11,079	15,483	—	—	82,099
Doubtful	—	—	—	—	512	113	—	—	625
Loss	—	—	—	—	1,016	—	—	—	1,016
Total owner occupied term, net	$295,598	$1,187,486	$1,074,064	$494,551	$637,190	$1,502,955	$62,557	$—	$5,254,401
Current YTD period:
Gross charge-offs	—	—	—	—	—	174	—	—	174
Multifamily, net
Credit quality indicator:
Pass/Watch	$128,249	$2,024,162	$1,614,270	$409,511	$605,623	$790,421	$45,689	$—	$5,617,925
Special mention	—	—	1,291	—	—	2,093	—	—	3,384
Substandard	—	—	—	—	—	1,566	—	—	1,566
Total multifamily, net	$128,249	$2,024,162	$1,615,561	$409,511	$605,623	$794,080	$45,689	$—	$5,622,875
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction & development, net
Credit quality indicator:
Pass/Watch	$108,443	$479,471	$680,992	$177,302	$29,537	$34,665	$18,159	$—	$1,528,569
Substandard	—	—	—	—	—	355	—	—	355
Total construction & development, net	$108,443	$479,471	$680,992	$177,302	$29,537	$35,020	$18,159	$—	$1,528,924
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost (1)
June 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Residential development, net
Credit quality indicator:
Pass/Watch	$30,666	$119,700	$36,369	$1,582	$—	$1,673	$198,300	$351	$388,641
Total residential development, net	$30,666	$119,700	$36,369	$1,582	$—	$1,673	$198,300	$351	$388,641
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

Total commercial real estate	$899,589	$5,089,957	$4,587,001	$1,716,148	$2,086,813	$4,470,508	$379,147	$351	$19,229,514

Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$375,635	$1,340,101	$1,087,353	$437,613	$303,523	$668,423	$975,515	$51,724	$5,239,887
Special mention	14,904	21,887	55,126	74	6,220	10,275	119	—	108,605
Substandard	377	5,050	9,395	4,197	9,324	11,628	52,014	4,629	96,614
Doubtful	—	1,701	—	657	—	1,020	—	—	3,378
Loss	—	—	—	—	—	1,303	—	—	1,303
Total term, net	$390,916	$1,368,739	$1,151,874	$442,541	$319,067	$692,649	$1,027,648	$56,353	$5,449,787
Current YTD period:
Gross charge-offs	—	466	—	—	324	452	—	808	2,050
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$49,809	$134,400	$58,904	$14,065	$22,546	$16,114	$1,816,563	$4,802	$2,117,203
Special mention	2,499	2,508	469	131	94	239	51,547	90	57,577
Substandard	220	17,347	—	—	75	761	73,700	1,029	93,132
Doubtful	—	—	—	70	5	—	601	—	676
Loss	—	—	200	—	1	1	—	—	202
Total lines of credit & other, net	$52,528	$154,255	$59,573	$14,266	$22,721	$17,115	$1,942,411	$5,921	$2,268,790
Current YTD period:
Gross charge-offs	—	—	—	—	23	—	767	884	1,674
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$427,386	$641,280	$277,502	$136,698	$103,134	$62,981	$—	$—	$1,648,981
Special mention	842	9,764	6,276	1,351	1,195	425	—	—	19,853
Substandard	1,549	14,958	6,145	2,652	2,040	870	—	—	28,214
Doubtful	801	20,113	11,967	3,973	2,533	530	—	—	39,917
Loss	54	2,108	478	120	297	15	—	—	3,072
Total leases & equipment finance, net	$430,632	$688,223	$302,368	$144,794	$109,199	$64,821	$—	$—	$1,740,037
Current YTD period:
Gross charge-offs	—	18,554	17,632	5,169	3,797	2,408	—	—	47,560

Total commercial	$874,076	$2,211,217	$1,513,815	$601,601	$450,987	$774,585	$2,970,059	$62,274	$9,458,614

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost (1)
June 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$79,686	$1,777,686	$2,569,770	$560,093	$464,264	$794,090	$—	$—	$6,245,589
Special mention	—	1,546	1,700	1,228	781	4,096	—	—	9,351
Substandard	—	148	1,111	1,132	1,837	9,072	—	—	13,300
Loss	—	817	726	729	1,227	1,159	—	—	4,658
Total mortgage, net	$79,686	$1,780,197	$2,573,307	$563,182	$468,109	$808,417	$—	$—	$6,272,898
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$646	$1,590	$1,186	$153	$1,212	$40,131	$1,837,052	$8,048	$1,890,018
Special mention	—	—	—	—	264	1,116	3,879	269	5,528
Substandard	—	—	—	—	—	173	1,231	273	1,677
Loss	—	—	—	—	21	160	1,242	312	1,735
Total home equity loans & lines, net	$646	$1,590	$1,186	$153	$1,497	$41,580	$1,843,404	$8,902	$1,898,958
Current YTD period:
Gross charge-offs	—	—	—	—	—	4	248	—	252

Total residential	$80,332	$1,781,787	$2,574,493	$563,335	$469,606	$849,997	$1,843,404	$8,902	$8,171,856

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$26,323	$19,705	$8,792	$6,232	$4,810	$6,952	$114,640	$246	$187,700
Special mention	18	144	43	7	13	186	741	64	1,216
Substandard	—	—	—	1	—	39	276	74	390
Loss	—	—	—	—	—	7	2	—	9
Total consumer & other, net	$26,341	$19,849	$8,835	$6,240	$4,823	$7,184	$115,659	$384	$189,315
Current YTD period:
Gross charge-offs	1,314	58	16	3	17	90	338	201	2,037

Grand total	$1,880,338	$9,102,810	$8,684,144	$2,887,324	$3,012,229	$6,102,274	$5,308,269	$71,911	$37,049,299

(1) Loans included in the Revolving to Non-Revolving Loans Amortized Cost Basis column include loans converted from Revolving to Non-Revolving in the current year/period presented. Loans converted from Revolving to Non-Revolving in prior years are presented in the corresponding vintage column based on origination date.

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

Note 6 – Goodwill and Other Intangible Assets
At June 30, 2023, Columbia had $1.0 billion in goodwill related to the Merger, as compared to no goodwill at December 31, 2022. Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. Additional information on the Merger and purchase price allocations is provided in Note 2 - Business Combinations. Goodwill is not amortized but is evaluated for potential impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

The following table summarizes other intangible assets as of the dates presented:

	Other Intangible Assets
(in thousands)	Gross	Accumulated Amortization	Net
Balance, December 31, 2022	$54,561	$(49,816)	$4,745
Net additions	710,230	—	710,230
Amortization	—	(12,660)	(12,660)
Balance, March 31, 2023	764,791	(62,476)	702,315
Amortization	—	(35,553)	(35,553)
Balance, June 30, 2023	$764,791	$(98,029)	$666,762

The table below presents the forecasted amortization expense for intangible assets at June 30, 2023:

(in thousands)
Year	Expected Amortization
2023	$63,084
2024	119,431
2025	105,458
2026	92,545
2027	79,632
Thereafter	206,612
Total intangible assets	$666,762

Note 7 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance, beginning of period	$178,800	$165,807	$185,017	$123,615
Additions for new MSR capitalized	1,168	7,813	2,769	15,203
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,797)	(4,961)	(9,678)	(10,308)
Changes due to valuation inputs or assumptions (1)	(2,242)	10,899	(5,179)	51,048
Balance, end of period	$172,929	$179,558	$172,929	$179,558
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Balance of loans serviced for others	$12,726,615	$13,020,189
MSR as a percentage of serviced loans	1.36%	1.42%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $9.2 million and $18.6 million for the three and six months ended June 30, 2023, respectively, as compared to $9.5 million and $18.6 million for the three and six months ended June 30, 2022, respectively.

In July 2023, the Company signed an indication of interest to sell the mortgage servicing rights of approximately $4.5 billion of the MSR portfolio, which relates to the non-relationship component of the serviced loan portfolio. The transaction is expected to close in the second half of 2023; however as of June 30, 2023, the MSR assets were marked to the sale price which resulted in a decrease in valuation.

Note 8 – Borrowings

The Company had total borrowings outstanding at June 30, 2023 with carrying values of $6.3 billion compared to $906.2 million at December 31, 2022.

The Bank had outstanding secured advances from the FHLB at June 30, 2023 with carrying values of $6.2 billion, as compared to $906.2 million at December 31, 2022. The FHLB advances have fixed interest rates ranging from 4.97% to 5.57% and mature in 2023. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment, and other property in which a security interest can be granted by the Bank to the FHLB.

The Bank also had available lines of credit with the FHLB totaling $5.9 billion at June 30, 2023, subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $1.6 billion subject to certain collateral requirements, namely the amount of certain pledged loans at June 30, 2023. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $600.0 million at June 30, 2023. The Bank also has access to the FRB Term Funding Program with an available line of credit of $2.3 billion, subject to certain collateral requirements, namely the amount of pledged investment securities. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company has a $50.0 million short-term credit facility with an unaffiliated bank. This facility, with a maturity date of August 25, 2023, provides the Company additional liquidity, if needed, for various corporate activities. As of June 30, 2023, $50.0 million was outstanding at a variable rate of 7.65%. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and net income levels. The Company was in compliance with all covenants associated with this facility at June 30, 2023.

Note 9 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	June 30, 2023
Commitments to extend credit	$11,702,336
Forward sales commitments	$81,100
Commitments to originate residential mortgage loans held for sale	$44,305
Standby letters of credit	$165,774

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2023 and 2022. At June 30, 2023, approximately $158.0 million of standby letters of credit expire within one year, and $7.8 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2023, the Company had a residential mortgage loan repurchase reserve liability of $200,000. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of June 30, 2023, the Bank had a recorded liability of $1.6 million for the loans subject to this repurchase right.

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

In August 2020, a class action complaint was filed in the United States District Court (ND Cal) alleging aiding and abetting claims against Umpqua Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly affected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with Umpqua Bank’s Novato, Marin County, California branch office, acquired by Umpqua from Circle Bank. Umpqua’s motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court (ND Cal) alleging claims by ten investors with different investments than the class members. The class plaintiffs most recently estimate that damages from the scheme may amount to between $386.2 million and $429.8 million, which does not consider prior bankruptcy recoveries of $110.0 million to date. The two cases filed in 2023 do not yet have clear estimates of damages. The cases follow an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. on May 28, 2020. Umpqua Bank intends to defend these matters vigorously and believes that it has meritorious defenses.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $4.6 million accrued related to legal matters as of June 30, 2023.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% and 78% of the Bank's loan and lease portfolio at June 30, 2023 and December 31, 2022, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2023 and 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2023 and December 31, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $44.3 million and $56.1 million, respectively, and forward sales commitments of $81.1 million and $104.0 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of June 30, 2023, the Bank had $218.0 million notional of interest rate futures contracts and $10.0 million of mortgage-backed securities related to this program. The Bank had cash collateral posting requirements for margins with its futures and mortgage-back securities counterparties and was required to post collateral against its obligations under these agreements of $7.7 million as of June 30, 2023.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2023, the Bank had 1,325 interest rate swaps with an aggregate notional amount of $8.9 billion related to this program. As of December 31, 2022, the Bank had 922 interest rate swaps with an aggregate notional amount of $7.3 billion related to this program.

As of June 30, 2023 and December 31, 2022, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $313.9 million and $270.0 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $101.3 million and $89.5 million as of June 30, 2023 and December 31, 2022, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of June 30, 2023 and December 31, 2022, the variation margin adjustments consisted of positive adjustments of $214.3 million and $209.5 million, respectively.

Since the end of 2021, the Bank has solely executed swaps indexed to Term SOFR, which are not clearable. As such, at June 30, 2023 and December 31, 2022, there were 210 and 71 customer swaps, respectively, that were offset via a swap executed on a bilateral basis with a counterparty bank. There is no initial margin posted for bilateral swaps, but cash collateral equivalent to variation margin is exchanged to cover the mark-to-market exposure on a daily basis. As of June 30, 2023 and December 31, 2022, the Bank held a total of $96.6 million and $51.9 million, respectively, of counterparty bank cash as collateral on these bilateral positions.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate lock commitments	$293	$50	$344	$18
Interest rate futures	—	—	4,324	392
Interest rate forward sales commitments	576	512	33	601
Interest rate swaps	7,368	14,657	313,894	270,009
Foreign currency derivatives	242	225	185	185
Total derivative assets and liabilities	$8,479	$15,444	$318,780	$271,205

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the periods indicated:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest rate lock commitments	$(188)	$736	$(83)	$(4,758)
Interest rate futures	(7,636)	—	(4,986)	—
Interest rate forward sales commitments	785	14,200	(218)	39,451
Interest rate swaps	1,288	7,337	(2,255)	14,384
Foreign currency derivatives	(109)	803	(79)	1,504
Total derivative (losses) gains	$(5,860)	$23,076	$(7,621)	$50,581

Note 11 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$133,377	$78,591	$119,339	$169,748

Weighted average number of common shares outstanding - basic (1)	207,977	129,306	182,325	129,233
Effect of potentially dilutive common shares (1), (2)	568	367	535	452
Weighted average number of common shares outstanding - diluted (1)	208,545	129,673	182,860	129,685
Earnings per common share:
Basic (1)	$0.64	$0.61	$0.65	$1.31
Diluted (1)	$0.64	$0.61	$0.65	$1.31
(1) Prior period has been restated as a result of the adjustment to common shares outstanding based on the Exchange Ratio.
(2) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Restricted stock awards and units	1,001	—	756	—

Note 12 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		June 30, 2023		December 31, 2022
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$3,407,216	$3,407,216	$1,294,643	$1,294,643
Equity and other investment securities	1,2	76,361	76,361	72,959	72,959
Investment securities available for sale	1,2	8,998,428	8,998,428	3,196,166	3,196,166
Investment securities held to maturity	3	2,388	3,122	2,476	3,197
Loans held for sale	2	183,633	183,633	71,647	71,647
Loans and leases, net	2,3	36,644,696	35,456,612	25,854,846	24,399,370
Restricted equity securities	1	258,524	258,524	47,144	47,144
Residential mortgage servicing rights	2,3	172,929	172,929	185,017	185,017
Bank owned life insurance	1	643,727	643,727	331,759	331,759
Derivatives	2,3	8,479	8,479	15,444	15,444
Financial liabilities:
Demand, money market, and savings deposits	1	$35,607,112	$35,607,112	$24,355,381	$24,355,381
Time deposits	2	5,227,805	5,179,030	2,710,231	2,667,535
Securities sold under agreements to repurchase	2	294,914	294,914	308,769	308,769
Borrowings	2	6,250,000	6,248,206	906,175	905,591
Junior subordinated debentures, at fair value	3	312,872	312,872	323,639	323,639
Junior and other subordinated debentures, at amortized cost	3	108,009	88,916	87,813	80,922
Derivatives	2,3	318,780	318,780	271,205	271,205

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62,771	$44,312	$18,459	$—
Equity securities held in rabbi trusts	13,590	13,590	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,489,550	396,717	1,092,833	—
Obligations of states and political subdivisions	1,063,733	—	1,063,733	—
Mortgage-backed securities and collateralized mortgage obligations	6,445,145	—	6,445,145	—
Loans held for sale, at fair value	183,633	—	183,633	—
Loans and leases, at fair value	282,511	—	282,511	—
Residential mortgage servicing rights, at fair value	172,929	—	—	172,929
Derivatives
Interest rate lock commitments	293	—	—	293
Interest rate forward sales commitments	576	—	576	—
Interest rate swaps	7,368	—	7,368	—
Foreign currency derivatives	242	—	242	—
Total assets measured at fair value	$9,722,341	$454,619	$9,094,500	$173,222
Financial liabilities:
Junior subordinated debentures, at fair value	$312,872	$—	$—	$312,872
Derivatives
Interest rate lock commitments	344	—	—	344
Interest rate futures	4,324	—	4,324	—
Interest rate forward sales commitments	33	—	33	—
Interest rate swaps	313,894	—	313,894	—
Foreign currency derivatives	185	—	185	—
Total liabilities measured at fair value	$631,652	$—	$318,436	$313,216
.

(in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$61,593	$44,256	$17,337	$—
Equity securities held in rabbi trusts	11,366	11,366	—	—
Investment securities available for sale
U.S. Treasury and agencies	936,174	225,853	710,321	—
Obligations of states and political subdivisions	269,800	—	269,800	—
Mortgage-backed securities and collateralized mortgage obligations	1,990,192	—	1,990,192	—
Loans held for sale, at fair value	71,647	—	71,647	—
Loans and leases, at fair value	285,581	—	285,581	—
Residential mortgage servicing rights, at fair value	185,017	—	—	185,017
Derivatives
Interest rate lock commitments	50	—	—	50
Interest rate forward sales commitments	512	—	512	—
Interest rate swaps	14,657	—	14,657	—
Foreign currency derivatives	225	—	225	—
Total assets measured at fair value	$3,826,814	$281,475	$3,360,272	$185,067
Financial liabilities:
Junior subordinated debentures, at fair value	$323,639	$—	$—	$323,639
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate futures	392	—	392	—
Interest rate forward sales commitments	601	—	601	—
Interest rate swaps	270,009	—	270,009	—
Foreign currency derivatives	185	—	185	—
Total liabilities measured at fair value	$594,844	$—	$271,187	$323,657

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

Loans Held for Sale— Fair value for residential mortgage loans originated as held for sale is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. For loans not originated as held for sale, these loans are accounted for at lower of cost or market, with the fair value estimated based on the expected sales price.

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of June 30, 2023, there were $282.5 million in mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2023:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$172,929	Discounted cash flow
			Constant prepayment rate	6.07% - 24.79%	6.42%
			Discount rate	9.50% - 16.00%	10.06%
Liabilities:
Interest rate lock commitments, net	$51	Internal pricing model
			Pull-through rate	76.03% - 101.50%	88.95%
Junior subordinated debentures	$312,872	Discounted cash flow
			Credit spread	2.17% - 5.61%	3.55%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$178,800	$137	$(297,721)	$165,807	$(853)	$(305,719)
Change included in earnings	(7,039)	(134)	(7,049)	5,938	(2,437)	(3,137)
Change in fair values included in comprehensive income/loss	—	—	(14,638)	—	—	(15,064)
Purchases and issuances	1,168	(316)	—	7,813	3,047	—
Sales and settlements	—	262	6,536	—	126	2,652
Ending balance	$172,929	$(51)	$(312,872)	$179,558	$(117)	$(321,268)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(2,242)	$(51)	$(7,049)	$10,899	$(117)	$(3,137)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(14,638)	$—	$—	$(15,064)

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$185,017	$32	$(323,639)	$123,615	$4,641	$(293,081)
Change included in earnings	(14,857)	(166)	(13,728)	40,740	(6,707)	(5,593)
Change in fair values included in comprehensive income/loss	—	—	11,174	—	—	(27,767)
Purchases and issuances	2,769	22	—	15,203	7,698	—
Sales and settlements	—	61	13,321	—	(5,749)	5,173
Ending balance	$172,929	$(51)	$(312,872)	$179,558	$(117)	$(321,268)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(5,179)	$(51)	$(13,728)	$51,048	$(117)	$(5,593)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$11,174	$—	$—	$(27,767)

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized losses on fair value of junior subordinated debentures of $14.6 million for the three months ended June 30, 2023 and unrealized gains of $11.2 million for the six months ended June 30, 2023, was recorded net of tax as other comprehensive losses of $10.8 million and gains of $8.3 million, respectively. Comparatively, unrealized losses of $15.1 million and $27.8 million were recorded net of tax as other comprehensive losses of $11.2 million and $20.6 million for the three and six months ended June 30, 2022, respectively. The change recorded for three and six months ended June 30, 2023 was due to fluctuations in the discount rate which increased in the first quarter due to credit spreads that were elevated due to bank failures late in the quarter but declined in the second quarter.

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

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$1,809	$—	$—	$1,809
Total assets measured at fair value on a nonrecurring basis	$1,809	$—	$—	$1,809

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$3,216	$—	$—	$3,216
Total assets measured at fair value on a nonrecurring basis	$3,216	$—	$—	$3,216

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loans and leases	$29,547	$8,741	$48,281	$16,532
Total losses from nonrecurring measurements	$29,547	$8,741	$48,281	$16,532

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	June 30, 2023			December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$65,548	$64,641	$907	$71,647	$70,219	$1,428
Loans	$282,511	$327,876	$(45,365)	$285,581	$333,469	$(47,888)

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and six months ended June 30, 2023, the Company recorded net decreases in fair value of $602,000 and $521,000, respectively. For the three and six months ended June 30, 2022, the Company recorded a net increase in fair value of $4.2 million and a decrease of $6.9 million, respectively.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three and six months ended June 30, 2023, the Company recorded a net decrease in fair value of $7.0 million and an increase of $2.5 million, respectively, as compared to net decreases in fair value of $15.2 million and $36.3 million for the three and six months ended June 30, 2022, respectively.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. The Company acquired a $254.9 million net deferred tax asset in the Merger. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal and state NOL and tax carryforwards and has not provided a valuation allowance against its deferred tax assets.

As of June 30, 2023, the Company had a net deferred tax asset of $362.9 million, which includes $2.7 million of federal and state NOL carry-forwards, expiring in tax years 2030-2032.

The Company's effective tax rate for the six months ended June 30, 2023 was 25.5%, as compared to 25.1% for the six months ended June 30, 2022. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.
Note 14 – Subsequent Event

In July 2023, the Company signed an indication of interest to sell the mortgage servicing rights to approximately $4.5 billion of mortgage loans serviced for others. The transaction is expected to close at the end of the third quarter of 2023 or beginning of the fourth quarter of 2023, pending the negotiation and finalization of the agreement, as well as customary approvals and closing conditions.

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

We make forward-looking statements including, but not limited to, statements made about the combined company’s prospects and results following the merger with Umpqua Holdings Corporation and the merger of Columbia State Bank into Umpqua Bank (collectively, the “Mergers”), completed in the first quarter 2023; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position and deposit level and types; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; inflation and interest rates generally; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

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
•changes in interest rates that could significantly reduce net interest income and negatively affect asset yields and valuations and funding sources, including impacts on prepayment speeds;
•the impact of transition of LIBOR to other indexes including SOFR;
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
•our ability to achieve the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, and infrastructure;
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
•our ability to manage climate change concerns, related regulations, and potential impacts on the creditworthiness of our customers;
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
•the effect of geopolitical instability, including wars, conflicts, and terrorist attacks;
•natural disasters, including earthquakes, tsunamis, flooding, fires, pandemics, and other similar unexpected events outside of our control;
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

General

Columbia Banking System, Inc. (referred to in this report as “we,” “our,” “the Company” and “Columbia”) is a registered financial holding company. Columbia completed its previously-announced merger with Umpqua Holdings Corporation on February 28, 2023. This combined two premier banks in the Northwest to create one of the largest banks headquartered in the West. Columbia completed its core systems conversion on March 20, 2023, and branch consolidations occurred through the second quarter of 2023.

Through our wholly-owned banking subsidiary Umpqua Bank (“the Bank”), we provide a broad range of banking, private banking, mortgage and other financial services to corporate, institutional, small business, and individual customers. FinPac, a commercial equipment leasing company, is a Bank subsidiary. The Company’s subsidiary Columbia Trust Company (“Columbia Trust”) is an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Washington, Oregon, and Idaho. Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

The vast majority of the Bank’s loans and deposits are within its service areas in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. Umpqua Bank is an Oregon state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC.

Executive Overview

The following is a discussion of our results for the three and six months ended June 30, 2023, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.64 for the three months ended June 30, 2023, as compared to $(0.09) for the three months ended March 31, 2023. The increase for the three months ended June 30, 2023, as compared to the prior period, was primarily driven by an increase in interest income on loans and leases due to the prior quarter only including one month as a combined company, a decrease in merger-related expenses and a decrease in provision expense due to the prior quarter including the initial provision for non-PCD loans added with the Merger. These favorable changes were partially offset by an increase in interest expense as a result of higher funding costs related to deposit and liability mix shifting and rising interest rates.

•Net interest margin, on a tax-equivalent basis, was 3.93% for the three months ended June 30, 2023, as compared to 4.08% for the three months ended March 31, 2023. The decrease for the three months ended June 30, 2023 was due to higher average yield on interest-bearing liabilities in addition to a lower mix of loans as a percentage of earning assets, due in part to the full-quarter of the combined company balance sheet. The net interest margin was also impacted by lower accretion as higher interest rates have slowed prepayment speeds, which has delayed the realization of the discount on acquired loans and securities into income.

•Non-interest income was $39.7 million for the three months ended June 30, 2023, as compared to $54.7 million for the three months ended March 31, 2023. The decrease was primarily driven by a $24.3 million unfavorable change in cumulative fair value adjustments and MSR hedging activity, partially offset by increases in financial services and trust revenue, service charges on deposits, and card-based fees.

•Non-interest expense was $328.6 million for the three months ended June 30, 2023, as compared to $342.8 million for the three months ended March 31, 2023. The decrease reflects an $86.2 million decrease in merger-related expenses, partially offset by the full quarter run rate of the combined organization.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $0.65 for the six months ended June 30, 2023, as compared to $1.31 for the six months ended June 30, 2022. The decrease for the six months ended June 30, 2023, as compared to the prior period, was primarily driven by an increase in interest expense as a result of higher funding costs related to deposit and liability mix shifting and rising interest rates and higher merger-related expense associated with the Merger, partially offset by higher interest income on loans and leases as a result of additional loans acquired through the Merger. An increase in average diluted shares to 182.9 million for the six months ended June 30, 2023, as compared to 129.7 million for the six months ended June 30, 2022, also contributed to the decline in earnings per diluted common share between periods. The increase in average diluted shares reflects shares issued on February 28, 2023, in connection with the Merger.

•Net interest margin, on a tax-equivalent basis, was 3.99% for the six months ended June 30, 2023, as compared to 3.28% for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was due to an increase in interest earning asset average balances and yields given upward interest rate movements, with the largest average rate increase in the loan category, as well as four months of purchase accounting accretion and amortization. These effects were partially offset by higher funding costs. Trends affecting net interest margin had a similar impact on net interest income, which increased to $858.7 million for the six months ended June 30, 2023, compared to $476.9 million for the six months ended June 30, 2022, partly reflecting a larger balance sheet for the six months ended June 30, 2023, as a result of the Merger.

•Non-interest income was $94.4 million for the six months ended June 30, 2023, as compared to $135.2 million for the six months ended June 30, 2022. The decrease was primarily driven by a $32.6 million unfavorable change in cumulative fair value adjustments and MSR hedging activity and a $25.3 million decrease in revenue related to origination and sales of residential mortgages, partially offset by increases in financial services and trust revenue, service charges on deposits, and card-based fees due to four months of the higher run rate for the combined organization.

•Non-interest expense was $671.4 million for the six months ended June 30, 2023, as compared to $362.0 million for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 reflects an increase in merger-related expenses of $140.6 million in addition to four months of the higher expense run rate for the combined organization.

Comparison of current period to prior year end period

•Total loans and leases were $37.0 billion as of June 30, 2023, an increase of $10.9 billion, as compared to December 31, 2022. The increase in total loans was primarily due to $10.9 billion in loans acquired through the Merger.

•Total deposits were $40.8 billion as of June 30, 2023, an increase of $13.8 billion, as compared to December 31, 2022. The increase was primarily due to $15.2 billion in deposits assumed through the Merger, partially offset by declining existing customer balances due primarily to the impact of inflation and market liquidity tightening.

•Total consolidated assets were $53.6 billion and $31.8 billion as of June 30, 2023 and December 31, 2022, respectively. The increase was primarily due to $19.2 billion in acquired assets as a result of the Merger, with the bulk of the increase being attributable to loans and investment securities and an increase in goodwill of $1.0 billion during the period.

Credit Quality

•Non-performing assets increased to $80.3 million, or 0.15% of total assets, as of June 30, 2023, compared to $58.8 million, or 0.18% of total assets, as of December 31, 2022. Non-performing loans and leases were $80.0 million, or 0.22% of total loans and leases, as of June 30, 2023, compared to $58.6 million, or 0.22% of total loans and leases, as of December 31, 2022. The increases in non-performing assets and non-performing loans primarily reflect assets acquired as a result of the Merger.

•The allowance for credit losses was $424.4 million as of June 30, 2023, an increase of $109.1 million compared to December 31, 2022. The increase in the allowance for credit losses was due to the growth of the loan portfolio, largely due to loans acquired through the Merger, and changes in the economic forecasts used in the credit models. The allowance also includes a $26.5 million upward adjustment related to PCD loans acquired through the Merger.

•The Company had a provision for credit losses of $16.0 million and $121.6 million for the three and six months ended June 30, 2023, respectively. This compares to a provision for credit losses of $105.5 million for the three months ended March 31, 2023 and $23.5 million for the six months ended June 30, 2022. The decrease for the three months ended June 30, 2023 compared to the prior quarter was mainly due to the prior quarter including an $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger. This initial provision, in addition to changes in the economic forecast, contributed to the increase for the six month period ended June 30, 2023 when compared to the same period in the prior year.

Liquidity

•Total cash and cash equivalents were $3.4 billion as of June 30, 2023, an increase of $2.1 billion from December 31, 2022. The increase in cash and cash equivalents is mainly due to a strategic decision to increase on-balance sheet liquidity.

•Including secured off-balance sheet lines of credit, total available liquidity was $18.1 billion as of June 30, 2023, representing 34% of total assets, 44% of total deposits, and 134% of uninsured deposits.

Capital and Growth Initiatives

•Columbia completed the planned consolidation of 47 branches during the latter half of the second quarter of 2023.

•The Company remains on track to realize $135 million in annualized cost-savings expectations by the end of the third quarter, inclusive of $105 million in annualized savings achieved through June 30, 2023.

•The Company's total risk-based capital ratio was 11.3% and its common equity tier 1 ("CET1") capital ratio was 9.2% as of June 30, 2023. As of December 31, 2022, the Company's total risk-based capital ratio was 13.7% and its CET1 capital ratio was 11.0%. The decline in regulatory capital ratios was primarily driven by initial fair value marks related to historical Columbia asset and liability balances as a result of the Merger.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on June 15, 2023.

FDIC Special Assessment

•In May 2023, the FDIC released a proposed rule that would impose a special assessment to recover the losses to the deposit insurance fund resulting from the closures of Silicon Valley Bank and Signature Bank. Under the proposed rule, the assessment base would be the estimated uninsured deposits, as reported in Umpqua Bank and Columbia State Bank's December 31, 2022 Call Reports, excluding the first $5 billion in estimated uninsured deposits, allocated in proportion to each Bank's estimated uninsured deposits. The special assessments would be collected over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. A final rule is not expected until later in 2023, after a public comment period and the FDIC's final deliberations have concluded. The ultimate impact and timing of recognition will depend on the final outcome of the ongoing FDIC deliberations.

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

The adequacy of the ACL is monitored on a regular basis and is based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. As of June 30, 2023, the Bank used Moody's Analytics May 2023 Baseline scenario to estimate the ACL. To assess the sensitivity in the ACL results and, when necessary, to inform qualitative adjustments, the Bank used a second scenario, Moody's Analytics May 2023 S2 scenario, that differs in terms of severity within the variables, both favorable and unfavorable. For additional information related to the Company's ACL, see Note 5 in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of June 30, 2023.

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

Results of Operations

As of June 30, 2023, Columbia's financial results for any periods ended prior to February 28, 2023 reflect UHC results only on a standalone basis. In addition, Columbia's reported financial results for the first quarter of 2023 reflect UHC financial results only until the closing of the Merger after the close of business on February 28, 2023. As a result of these two factors, Columbia's financial results for the first and second quarters of 2023 and the six months ended June 30, 2023, may not be directly comparable to prior or future reported periods.

Comparison of current quarter to prior quarter

The Company had net income of $133.4 million for the three months ended June 30, 2023, compared to net loss of $14.0 million for the three months ended March 31, 2023. The increase in net income is mainly attributable to an increase in net interest income, a decrease in provision for credit loss and a decrease in non-interest expense, partially offset by a decrease in non-interest income. The increase in net interest income is mainly due to this being the first full quarter of income as a combined company after the Merger, in addition to the favorable impact of higher interest rates as well as the impact of purchase accounting accretion and amortization that was $74.4 million for the quarter, as compared to $31.7 million in the first quarter. At June 30, 2023, the remaining discount on acquired loans and securities was $1.3 billion, the discount is expected to accrete into income over time, providing a steady build to capital. The change in the provision was mainly driven by the prior quarter including the $88.4 million in initial provision for historical Columbia non-PCD loans. The decrease in non-interest expense is mainly due to a reduction in merger-related expenses, partially offset by increases in salaries and benefits, intangible amortization and occupancy and equipment, net, all of which were impacted by the Merger due to this being the first full quarter as a combined company. Intangible amortization was $35.6 million for the quarter, as compared to $12.7 million in the first quarter. At June 30, 2023, the remaining balance of core deposit intangible assets was $666.8 million, being amortized over 10 years using the sum-of-years-digits, based upon the period over which estimated economic benefits are estimated to be received. The decrease in non-interest income was primarily due to a decrease in residential mortgage banking revenue driven by a loss in the MSR hedges and a decrease in other income, which included an unfavorable change in the fair value of certain loans held for investment.

Comparison of current year-to-date to prior year period

For the six months ended June 30, 2023, the Company had net income of $119.3 million, compared to net income of $169.7 million for the same period in the prior year. The decrease was mainly attributable to an increase in non-interest expense, an increase in provision for credit losses and a decrease in non-interest income, partially offset by an increase in net interest income. The increase in non-interest expense was mainly driven by higher merger-related expenses, salaries and employee benefits and intangible amortization, all of which were impacted by the Merger. The change in the provision was primarily due to the initial provision for historical Columbia non-PCD loans, in addition to changes in the economic forecast. The decrease in non-interest income is primarily due to a decrease in residential mortgage banking revenue as compared to the prior year, driven by an unfavorable change in valuation inputs or assumptions and lower revenue from the origination and sale of residential mortgages given lower volumes due to rising interest rates. This unfavorable change was partially offset by a favorable change in the fair value of certain loans held for investment. The increase in net interest income was due primarily to higher loan interest income from increasing rates and higher average loan and lease balances, as well as the addition of historical Columbia portfolios, partially offset by higher funding costs.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the periods indicated. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Return on average assets	1.00%	(0.14)%	0.52%	1.12%
Return on average common shareholders' equity	10.84%	(1.70)%	5.80%	12.92%
Return on average tangible common shareholders' equity	16.63%	(2.09)%	8.09%	12.96%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,935,239	$3,349,761	$4,146,880	$2,649,406
Less: average goodwill and other intangible assets, net	1,718,705	623,042	1,173,900	7,890
Average tangible common shareholders' equity	$3,216,534	$2,726,719	$2,972,980	$2,641,516

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Total shareholders' equity	$4,828,188	$2,479,826
Subtract:
Goodwill	1,029,234	—
Other intangible assets, net	666,762	4,745
Tangible common shareholders' equity	$3,132,192	$2,475,081
Total assets	$53,592,096	$31,848,639
Subtract:
Goodwill	1,029,234	—
Other intangible assets, net	666,762	4,745
Tangible assets	$51,896,100	$31,843,894
Total shareholders' equity to total assets ratio	9.01%	7.79%
Tangible common equity ratio	6.04%	7.77%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended June 30, 2023 was $484.0 million, an increase of $109.3 million compared to the three months ended March 31, 2023. The increase was driven by a $139.2 million increase in the total interest and fees on loans and leases and a $39.3 million increase in interest on taxable investments, mainly due to higher coupon interest rates and higher average balances, primarily due to the addition of historical Columbia portfolios as a result of the Merger and three months of purchase accounting accretion and amortization as compared to one month in the previous quarter. Higher interest income was partially offset by an increase of $90.5 million in interest expense due to higher average rates and higher average balances as a result of increased term borrowings and this being the first full quarter as a combined company with the addition of historical Columbia balances.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.93% for the three months ended June 30, 2023, as compared to 4.08% for the three months ended March 31, 2023. The decrease in net interest margin resulted from the higher average cost of interest-bearing liabilities in addition to a lower mix of loans as a percentage of earning assets. The net interest margin was also impacted by lower accretion as higher interest rates have slowed prepayment speeds, which has delayed the realization of the discount on acquired loans and securities into income.

The yield on loans and leases for the three months ended June 30, 2023 increased by 40 basis points as compared to the three months ended March 31, 2023, primarily attributable to the impact of the higher interest rate environment increasing yields on floating and adjustable rate loans, as well as a full quarter of purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities for the three months ended June 30, 2023 increased by 63 basis points compared to the three months ended March 31, 2023, due primarily to rising interest rates and an increase in outstanding term borrowings.

Comparison of current year-to-date to prior year period

Net interest income for the six months ended June 30, 2023 was $858.7 million, an increase of $381.7 million compared to the six months ended June 30, 2022. The increase was due primarily to higher loan interest income from increasing rates and higher average loan and lease balances, attributable to the addition of historical Columbia portfolios and organic growth over the past year, as well as four months of purchase accounting accretion and amortization, partially offset by higher interest expense as a result of the higher rate environment and higher average balances in deposits and term borrowings.

The net interest margin on a fully tax-equivalent basis was 3.99% for the six months ended June 30, 2023, as compared to 3.28% for the six months ended June 30, 2022. The increase in net interest margin primarily resulted from an increase in the average yields on interest-earning assets due to the higher rate environment, which more than offset correspondingly higher funding costs.

The yield on loans and leases for the six months ended June 30, 2023, increased by 191 basis points as compared to the same period in 2022, primarily attributable to the rising interest rate environment and purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities increased by 200 basis points for the six months ended June 30, 2023, as compared to the same period in 2022, due to a higher mix of higher-cost time and money market deposits and term borrowings. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	June 30, 2023			March 31, 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$46,794	$682	5.83%	$54,008	$799	5.92%
Loans and leases (1)	37,169,315	551,997	5.95%	29,998,630	412,726	5.55%
Taxable securities	8,656,147	81,617	3.77%	4,960,966	40,448	3.26%
Non-taxable securities (2)	865,278	8,010	3.70%	437,020	4,068	3.72%
Temporary investments and interest-bearing cash	2,704,984	34,616	5.13%	1,605,081	18,581	4.69%
Total interest-earning assets (1), (2)	49,442,518	$676,922	5.48%	37,055,705	$476,622	5.19%
Goodwill and other intangible assets	1,718,705			623,042
Other assets	2,379,351			1,747,228
Total assets	$53,540,574			$39,425,975
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$6,131,117	$17,277	1.15%	$4,759,251	$9,815	0.84%
Money market deposits	10,362,495	41,703	1.60%	8,845,784	32,238	1.48%
Savings deposits	3,297,138	877	0.11%	2,686,388	556	0.08%
Time deposits	4,703,967	40,551	3.46%	3,205,128	21,004	2.66%
Total interest-bearing deposits	24,494,717	100,408	1.64%	19,496,551	63,613	1.32%
Repurchase agreements and federal funds purchased	284,347	1,071	1.51%	281,032	406	0.59%
Borrowings	6,187,363	81,004	5.25%	2,352,715	28,764	4.96%
Junior and other subordinated debentures	405,989	9,271	9.16%	417,966	8,470	8.22%
Total interest-bearing liabilities	31,372,416	$191,754	2.45%	22,548,264	$101,253	1.82%
Non-interest-bearing deposits	16,361,541			12,755,080
Other liabilities	871,378			772,870
Total liabilities	48,605,335			36,076,214
Common equity	4,935,239			3,349,761
Total liabilities and shareholders' equity	$53,540,574			$39,425,975
NET INTEREST INCOME (2)		$485,168			$375,369
NET INTEREST SPREAD (2)			3.03%			3.37%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.93%			4.08%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million for the three months ended June 30, 2023, as compared to approximately $671,000 for the three months ended March 31, 2023.

	Six Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$50,381	$1,481	5.88%	$275,253	$5,004	3.64%
Loans and leases (1)	33,603,781	964,723	5.77%	23,061,173	444,074	3.86%
Taxable securities	6,818,764	122,065	3.58%	3,533,930	36,151	2.05%
Non-taxable securities (2)	652,332	12,078	3.70%	227,218	3,447	3.03%
Temporary investments and interest bearing cash	2,158,071	53,197	4.97%	2,138,352	4,272	0.40%
Total interest-earning assets (1), (2)	43,283,329	$1,153,544	5.35%	29,235,926	$492,948	3.38%
Goodwill and other intangible assets	1,173,900			7,890
Other assets	2,065,036			1,232,496
Total assets	$46,522,265			$30,476,312
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$5,448,974	$27,092	1.00%	$3,854,596	$1,108	0.06%
Money market deposits	9,657,738	73,941	1.54%	7,503,142	3,125	0.08%
Savings deposits	2,993,450	1,433	0.10%	2,416,096	404	0.03%
Time deposits	3,958,688	61,555	3.14%	1,685,763	3,294	0.39%
Total interest-bearing deposits	22,058,850	164,021	1.50%	15,459,597	7,931	0.10%
Repurchase agreements and federal funds purchased	282,699	1,477	1.05%	499,664	129	0.05%
Borrowings	4,280,632	109,768	5.17%	6,293	99	3.18%
Junior subordinated debentures	411,944	17,741	8.68%	387,510	7,150	3.72%
Total interest-bearing liabilities	27,034,125	$293,007	2.19%	16,353,064	$15,309	0.19%
Non-interest-bearing deposits	14,518,864			11,046,925
Other liabilities	822,396			426,917
Total liabilities	42,375,385			27,826,906
Common equity	4,146,880			2,649,406
Total liabilities and shareholders' equity	$46,522,265			$30,476,312
NET INTEREST INCOME (2)		$860,537			$477,639
NET INTEREST SPREAD (2)			3.16%			3.19%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.99%			3.28%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.9 million for the six months ended June 30, 2023, as compared to approximately $706,000 for the same period in 2022.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Six Months Ended
	June 30, 2023 compared to March 31, 2023			June 30, 2023 compared to June 30, 2022
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(105)	$(12)	$(117)	$(5,495)	$1,972	$(3,523)
Loans and leases	107,458	31,813	139,271	250,337	270,312	520,649
Taxable securities	34,030	7,139	41,169	47,541	38,373	85,914
Non-taxable securities (1)	3,965	(22)	3,943	7,721	910	8,631
Temporary investments and interest-bearing cash	14,113	1,922	16,035	39	48,886	48,925
Total interest-earning assets (1)	159,461	40,840	200,301	300,143	360,453	660,596
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	3,036	4,426	7,462	643	25,341	25,984
Money market deposits	6,139	3,326	9,465	1,150	69,666	70,816
Savings deposits	146	175	321	118	911	1,029
Time deposits	11,893	7,654	19,547	9,459	48,802	58,261
Repurchase agreements and federal funds purchased	1	664	665	(72)	1,420	1,348
Borrowings	50,413	1,827	52,240	109,568	101	109,669
Junior and other subordinated debentures	(228)	1,029	801	477	10,114	10,591
Total interest-bearing liabilities	71,400	19,101	90,501	121,343	156,355	277,698
Net increase in net interest income (1)	$88,061	$21,739	$109,800	$178,800	$204,098	$382,898
(1) Tax exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $16.0 million provision for credit losses for the three months ended June 30, 2023, as compared to a $105.5 million provision for the three months ended March 31, 2023. The decrease is primarily due to the March 31, 2023 provision reflecting an initial provision of $88.4 million for historical Columbia non-PCD loans. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended June 30, 2023 was 0.17%, as compared to 1.43% for the three months ended March 31, 2023.

For the three months ended June 30, 2023, net charge-offs were $28.1 million, as compared to $16.7 million for the three months ended March 31, 2023. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended June 30, 2023 were 0.30%, as compared to 0.23% for the three months ended March 31, 2023. The majority of net charge-offs related to leases and equipment finance loans included within the commercial loan portfolio.

Comparison of current year-to-date to prior year period

The Company had a $121.6 million provision for credit losses for the six months ended June 30, 2023, as compared to $23.5 million for the six months ended June 30, 2022. The increase is primarily driven by the initial provision for historical Columbia non-PCD loans, changes in the economic forecast and organic growth in the loan and lease portfolio. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the six months ended June 30, 2023 was 0.73%, as compared to 0.21% for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net charge-offs were $44.7 million, as compared to $11.8 million for the six months ended June 30, 2022. As an annualized percentage of average outstanding loans and leases, net charge-offs for the six months ended June 30, 2023 were 0.27%, as compared to 0.10% for the six months ended June 30, 2022. The majority of net charge-offs relate to leases and equipment finance loans included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $26.0 million as of June 30, 2023 have a related allowance for credit losses of $23.2 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	Change Amount	Change Percent	June 30, 2023	June 30, 2022	Change Amount	Change Percent
Service charges on deposits	$16,454	$14,312	$2,142	15%	$30,766	$23,594	$7,172	30%
Card-based fees	13,435	11,561	1,874	16%	24,996	19,238	5,758	30%
Financial services and trust revenue	4,512	1,297	3,215	248%	5,809	38	5,771	nm
Residential mortgage banking revenue, net	(2,342)	7,816	(10,158)	(130)%	5,474	91,330	(85,856)	(94)%
Gain on sale of debt securities, net	—	—	—	nm	—	2	(2)	(100)%
(Loss) gain on equity securities, net	(697)	2,416	(3,113)	(129)%	1,719	(4,736)	6,455	(136)%
Gain on loan and lease sales, net	442	940	(498)	(53)%	1,382	3,640	(2,258)	(62)%
Bank owned life insurance income	4,063	2,790	1,273	46%	6,853	4,197	2,656	63%
Other income (losses)	3,811	13,603	(9,792)	(72)%	17,414	(2,099)	19,513	nm
Total non-interest income	$39,678	$54,735	$(15,057)	(28)%	$94,413	$135,204	$(40,791)	(30)%

Comparison of current quarter to prior quarter

Residential mortgage banking revenue decreased $10.2 million as compared to the three months ended March 31, 2023. The variance for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, was driven by a planned sale of approximately $4.5 billion of the MSR portfolio in the latter half of 2023, which were marked to the sales price as of June 30, 2023, as well as a $7.6 million loss on MSR hedges compared to a gain of $2.7 million for the three months ended March 31, 2023.

Other income for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, decreased primarily due to a loss on the fair value of certain loans held for investment of $7.0 million, as compared to a gain of $9.5 million, respectively. The decrease was partially offset by swap derivatives with a gain in the current quarter and a loss in the prior quarter, resulting in a favorable change of $4.8 million.

Comparison of current year-to-date to prior year period

Residential mortgage banking revenue decreased $85.9 million compared to the six months ended June 30, 2022. The variance for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was driven by a loss of $5.2 million on the fair value of the MSR asset due to valuation inputs or assumptions compared to a fair value gain of $51.0 million for the six months ended June 30, 2022. The decrease was due in part to a planned sale of approximately $4.5 billion of the MSR portfolio in the latter half of 2023, which were marked to the sales price as of June 30, 2023. In addition, revenue from origination and sale of mortgages decreased by $25.2 million compared to the six months ended June 30, 2022 due to an 80% decline in closed loan volume of for-sale mortgages.

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

In the latter part of 2022, Management made a number of structural changes within the mortgage banking segment intended to reduce expenses, limit the impact of fair value changes to the income statement, and moderate portfolio mortgage growth. Included in these actions, which were undertaken to improve profitability and enhance strategic balance sheet management, was the initiation of MSR hedges. In August 2022, MSR hedges were put in place with the intention of minimizing the interest rate risk of MSRs and reducing net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions. Management notes that mortgages remain an important product for the bank and for our customers, though we expect a smaller impact on the financial statements in the future as we downsized the scale of mortgage operations.

Other income for the six months ended June 30, 2023 increased as compared to the six months ended June 30, 2022, due mainly to a gain on the fair value of certain loans held for investment of $2.5 million for the six months ended June 30, 2023 as compared to a fair value loss of $36.3 million for the six months ended June 30, 2022. The favorable change between periods was partially offset by a decrease in swap derivatives with a loss for the six months ended June 30, 2023 and a gain in the prior year period, resulting in an unfavorable change $16.6 million.

The following table presents our residential mortgage banking revenue for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Origination and sale	$3,166	$3,587	$6,753	$31,945
Servicing	9,167	9,397	18,564	18,645
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,797)	(4,881)	(9,678)	(10,308)
Changes in valuation inputs or assumptions (1)	(2,242)	(2,937)	(5,179)	51,048
MSR hedges gain (loss)(2)	(7,636)	2,650	(4,986)	—
Residential mortgage banking revenue, net	$(2,342)	$7,816	$5,474	$91,330

Loans Held for Sale Production Statistics:
Closed loan volume for-sale	$119,476	$131,726	$251,202	$1,225,654
Gain on sale margin	2.65%	2.72%	2.69%	2.61%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.
(2)MSR hedges were put in place during the three months ended September 30, 2022.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	Change Amount	Change Percent	June 30, 2023	June 30, 2022	Change Amount	Change Percent
Salaries and employee benefits	$163,398	$136,092	$27,306	20%	$299,490	$224,080	$75,410	34%
Occupancy and equipment, net	50,550	41,700	8,850	21%	92,250	69,388	22,862	33%
Communications	4,357	3,026	1,331	44%	7,383	5,339	2,044	38%
Marketing	1,937	1,059	878	83%	2,996	4,047	(1,051)	(26)%
Services	14,094	12,843	1,251	10%	26,937	25,739	1,198	5%
FDIC assessments	11,579	6,113	5,466	89%	17,692	7,470	10,222	137%
Intangible amortization	35,553	12,660	22,893	181%	48,213	2,051	46,162	nm
Merger-related expenses	29,649	115,898	(86,249)	(74)%	145,547	4,950	140,597	nm
Other expenses	17,442	13,427	4,015	30%	30,869	18,940	11,929	63%
Total non-interest expense	$328,559	$342,818	$(14,259)	(4)%	$671,377	$362,004	$309,373	85%

Comparison of current quarter to prior quarter

Salaries and employee benefits increased during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to additional expenses associated with the larger employee base as a result of the Merger since the first quarter only included one month as a combined organization.

Occupancy and equipment, net increased during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, due mainly to an increase in branch locations due to the Merger. The Company completed its core systems conversion on March 20, 2023, and its planned consolidation of 47 branches during the latter half of the second quarter of 2023.

Intangible amortization increased during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to the first quarter only including one month of amortization associated with the core deposit intangible added as a result of the Merger.

Merger-related expenses decreased $86.2 million during the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, with the largest driver being legal and professional fees related to the Merger, that were primarily accrued in the first quarter.

Other expenses increased as compared to the three months ended March 31, 2023, primarily due to an increase of $1.5 million related to state and local taxes due to locations added with the Merger, as well as other miscellaneous fluctuations in expenses.

Comparison of current year-to-date to prior year period

Salaries and employee benefits increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the current year including four months of expenses as a combined company with a larger employee base.

Occupancy and equipment, net increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due mainly to an increase in branch locations and software costs related to the Merger.

Intangible amortization increased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to amortization associated with the core deposit intangible added as a result of the Merger.

Merger-related expenses were $145.5 million for the six months ended June 30, 2023 compared to $5.0 million for the six months ended June 30, 2022, with the largest driver being legal and professional fees, which were primarily accrued in the first quarter. Refer to Note 2 - Business Combination for the breakout of Merger expenses.

Other expense increased as compared to the six months ended June 30, 2022, due mainly to an increase of $5.8 million related to state and local taxes due to locations added with the Merger, as well as other miscellaneous fluctuations in other expenses.

Income Taxes

The Company's effective tax rate was 25.5% for both the three and six month periods ended June 30, 2023, as compared to 25.8% for the three months ended March 31, 2023, and 25.1% for the six months ended June 30, 2022. The effective tax rate differed from the statutory rate principally because of state taxes and income on tax-exempt investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $3.4 billion as of June 30, 2023, compared to $1.3 billion as of December 31, 2022. The increase of interest-bearing cash and temporary investments reflects funding by short-term borrowings to maintain a higher on-balance sheet level of liquidity.

Investment Securities

Investment debt securities available for sale were $9.0 billion as of June 30, 2023, compared to $3.2 billion at December 31, 2022. The increase was primarily due to the addition of $6.2 billion in securities acquired at fair value through the Merger, which were categorized as available for sale. Following the close of the Merger, we restructured a portion of the historical Columbia securities portfolio during the first week of March by selling $1.2 billion of securities and purchasing $919.2 million of securities with the proceeds. The restructure transactions resulted in no gain or loss on the statement of operations. Purchases included agencies, mortgage-backed securities, and collateralized mortgage obligation. The restructuring reduced the potential adverse impact to net interest income in a declining interest rate environment.

The following tables present the par value, amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	June 30, 2023
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,583,487	$1,585,683	$2,020	$(98,153)	$1,489,550	17%
Obligations of states and political subdivisions	1,145,471	1,082,310	7,467	(26,044)	1,063,733	12%
Mortgage-backed securities and collateralized mortgage obligations	7,375,498	6,872,855	3,503	(431,213)	6,445,145	71%
Total available for sale securities	$10,104,456	$9,540,848	$12,990	$(555,410)	$8,998,428	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,725	$2,388	$734	$—	$3,122	100%
Total held to maturity securities	$3,725	$2,388	$734	$—	$3,122	100%

	December 31, 2022
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,007,753	$1,035,532	$—	$(99,358)	$936,174	29%
Obligations of states and political subdivisions	289,590	297,610	231	(28,041)	269,800	8%
Mortgage-backed securities and collateralized mortgage obligations	2,371,329	2,405,139	3	(414,950)	1,990,192	63%
Total available for sale securities	$3,668,672	$3,738,281	$234	$(542,349)	$3,196,166	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,873	$2,476	$721	$—	$3,197	100%
Total held to maturity securities	$3,873	$2,476	$721	$—	$3,197	100%

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

The net unrealized loss on historical Columbia securities was eliminated as of February 28, 2023 as part of the reverse merger method of accounting; however, historical Umpqua Bank balances were not marked as part of the Merger. As of June 30, 2023, the available for sale investment portfolio had a net unrealized loss of $542.4 million, which reflects gross unrealized gains of $13.0 million and gross unrealized losses of $555.4 million. Gross unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $431.2 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of June 30, 2023.

Loans and Leases

Total loans and leases outstanding as of June 30, 2023 were $37.0 billion, an increase of $10.9 billion as compared to December 31, 2022. The increase is primarily attributable to the addition of $10.9 billion in loans acquired through the Merger, noting that net organic growth during the period was offset by the sale of $372.8 million in loans and transfer of an additional $118.1 million into loans held for sale during the second quarter. The loan to deposit ratio as of June 30, 2023 was 91%, as compared to 97% as of December 31, 2022.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of the dates presented:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,434,673	17%	$3,894,840	15%
Owner occupied term, net	5,254,401	14%	2,567,761	10%
Multifamily, net	5,622,875	15%	5,285,791	20%
Construction & development, net	1,528,924	4%	1,077,346	4%
Residential development, net	388,641	1%	200,838	1%
Commercial
Term, net	5,449,787	15%	3,029,547	12%
Lines of credit & other, net	2,268,790	6%	960,054	4%
Leases & equipment finance, net	1,740,037	5%	1,706,172	6%
Residential
Mortgage, net	6,272,898	17%	5,647,035	21%
Home equity loans & lines, net	1,898,958	5%	1,631,965	6%
Consumer & other, net	189,315	1%	154,632	1%
Total, net of deferred fees and costs	$37,049,299	100%	$26,155,981	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, the ACL and asset quality ratios as of the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Loans and leases on non-accrual status
Commercial real estate, net	$10,994	$5,011
Commercial, net	39,316	25,691
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	50,310	30,702
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	184	1
Commercial, net	7,720	7,909
Residential, net (1)	21,370	19,894
Consumer & other, net	399	134
Total loans and leases past due 90 days or more and accruing (1)	29,673	27,938
Total non-performing loans and leases	79,983	58,640
Other real estate owned	278	203
Total non-performing assets	$80,261	$58,843
Allowance for credit losses on loans and leases	$404,603	$301,135
Reserve for unfunded commitments	19,827	14,221
Allowance for credit losses	$424,430	$315,356
Asset quality ratios:
Non-performing assets to total assets	0.15%	0.18%
Non-performing loans and leases to total loans and leases	0.22%	0.22%
Allowance for credit losses on loans and leases to total loans and leases	1.09%	1.15%
Allowance for credit losses to total loans and leases	1.15%	1.21%
Allowance for credit losses to total non-performing loans and leases	531%	538%
(1)Excludes government guaranteed GNMA mortgage loans that Columbia has the right but not the obligation to repurchase that are past due 90 days or more totaling $1.6 million at June 30, 2023 and $6.6 million at December 31, 2022.

As of June 30, 2023, there were approximately $30.6 million or 0.08% of total loans, modified due to borrowers experiencing financial difficulties.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future.

Allowance for Credit Losses

The ACL totaled $424.4 million at June 30, 2023, an increase of $109.1 million from December 31, 2022. The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Allowance for credit losses on loans and leases
Balance, beginning of period	$417,464	$301,135	$301,135	$248,412
Initial ACL recorded for PCD loans acquired during the period	—	26,492	26,492	—
Provision for credit losses on loans and leases (1)	15,216	106,498	121,714	24,483
Charge-offs
Commercial real estate, net	(174)	—	(174)	(8)
Commercial, net	(32,036)	(19,248)	(51,284)	(16,893)
Residential, net	(4)	(248)	(252)	(167)
Consumer & other, net	(1,264)	(773)	(2,037)	(1,721)
Total charge-offs	(33,478)	(20,269)	(53,747)	(18,789)
Recoveries
Commercial real estate, net	209	58	267	98
Commercial, net	4,511	3,058	7,569	5,479
Residential, net	63	123	186	389
Consumer & other, net	618	369	987	1,039
Total recoveries	5,401	3,608	9,009	7,005
Net recoveries (charge-offs)
Commercial real estate, net	35	58	93	90
Commercial, net	(27,525)	(16,190)	(43,715)	(11,414)
Residential, net	59	(125)	(66)	222
Consumer & other, net	(646)	(404)	(1,050)	(682)
Total net charge-offs	(28,077)	(16,661)	(44,738)	(11,784)
Balance, end of period	$404,603	$417,464	$404,603	$261,111
Reserve for unfunded commitments
Balance, beginning of period	$19,029	$14,221	$14,221	$12,767
Initial ACL recorded for unfunded commitments acquired during the period	—	5,767	5,767	—
Provision (recapture) for credit losses on unfunded commitments	798	(959)	(161)	56
Balance, end of period	19,827	19,029	19,827	12,823
Total allowance for credit losses	$424,430	$436,493	$424,430	$273,934
As a percentage of average loans and leases (annualized):
Net charge-offs	0.30%	0.23%	0.27%	0.10%
Provision for credit losses	0.17%	1.43%	0.73%	0.21%
Recoveries as a percentage of charge-offs	16.13%	17.80%	16.76%	37.28%
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the first quarter of 2023.

The provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. The decrease in the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, is due to the $88.4 million initial provision in the first quarter for historical Columbia non-PCD loans. The increase in the provision for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is due to the initial provision for historical Columbia non-PCD loans, organic growth in the loan and lease portfolios, as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of the dates presented:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% loans to total loans	Amount	% loans to total loans
Commercial real estate	$118,954	51%	$77,813	50%
Commercial	211,651	26%	167,135	22%
Residential	65,941	22%	50,329	27%
Consumer & other	8,057	1%	5,858	1%
Allowance for credit losses on loans and leases	$404,603		$301,135

The following table shows the change in the allowance for credit losses from March 31, 2023 to June 30, 2023:

(dollars in thousands)	March 31, 2023	Q2 2023 net recoveries (charge-offs)	Reserve build	June 30, 2023	% of loan and leases outstanding
Commercial real estate	$119,495	$35	$9,424	$128,954	0.67%
Commercial	245,527	(27,525)	(530)	217,472	2.30%
Residential	63,933	59	4,967	68,959	0.84%
Consumer & Other	7,538	(646)	2,153	9,045	4.78%
Total allowance for credit losses	$436,493	$(28,077)	$16,014	$424,430	1.15%
% of loans and leases outstanding	1.18%			1.15%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the second quarter of 2023, the Bank used Moody's Analytics' May 2023 baseline economic forecast, which shows a worsening economic situation from the forecast used in the prior quarter. Refer to Note 5 - Allowance for Credit Losses for further information on key components of the forecast. The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of June 30, 2023 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Balance, beginning of period	$178,800	$185,017	$185,017	$123,615
Additions for new MSR capitalized	1,168	1,601	2,769	15,203
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,797)	(4,881)	(9,678)	(10,308)
Changes due to valuation inputs or assumptions (1)	(2,242)	(2,937)	(5,179)	51,048
Balance, end of period	$172,929	$178,800	$172,929	$179,558
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Balance of loans serviced for others	$12,726,615	$13,020,189
MSR as a percentage of serviced loans	1.36%	1.42%

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

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset decreased by $2.2 million for the three months ended June 30, 2023 as compared to a decrease of $2.9 million for the three months ended March 31, 2023 and decreased $5.2 million for the six months ended June 30, 2023 as compared to an increase of $51.0 million for the six months ended June 30, 2022. In July 2023, the Company entered in an agreement to sell approximately $4.5 billion of our mortgage loans serviced for others. As of June 30, 2023, the MSR assets were marked to the sale price, which resulted in a loss even as mortgage rates increased during the period.

The fair value of the MSR asset decreased by $4.8 million for the three months ended June 30, 2023 as compared to a decrease of $4.9 million for the three months ended March 31, 2023 due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs and decreased by $9.7 million compared to a decrease of $10.3 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Goodwill and Other Intangible Assets

On February 28, 2023, the Company completed the Merger which resulted in $1.0 billion in goodwill, as compared to no goodwill at December 31, 2022. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

At June 30, 2023, we had other intangible assets of $666.8 million, as compared to $4.7 million at December 31, 2022. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the Merger Date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed for impairment. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method.

Deposits

Total deposits were $40.8 billion at June 30, 2023, an increase of $13.8 billion, as compared to December 31, 2022. The increase is attributable to the addition of $15.2 billion in deposits related to the Merger, offset by declining existing customer balances due primarily to the impact of inflation and market liquidity tightening.

The following table presents the deposit balances by category as of the dates presented:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$16,019,408	39%	$10,288,849	38%
Interest bearing demand	6,300,082	15%	4,080,469	15%
Money market	10,115,908	25%	7,721,011	29%
Savings	3,171,714	8%	2,265,052	8%
Time, greater than $250,000	849,439	2%	582,838	2%
Time, $250,000 or less	4,378,366	11%	2,127,393	8%
Total deposits	$40,834,917	100%	$27,065,612	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $37.6 billion at June 30, 2023, compared to $25.6 billion at December 31, 2022. The increase in total core deposits between periods was driven by the same factors that contributed to the change in total deposits. The Company's brokered deposits totaled $2.3 billion at June 30, 2023, compared to $866.9 million at December 31, 2022.

Uninsured deposits at June 30, 2023 totaled $13.5 billion, as compared to $10.1 billion at December 31, 2022. The increase was primarily driven by balances added with the Merger. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. We reviewed our methodologies and assumptions following the industry events that brought the level of uninsured deposits into focus during the first half of 2023, which resulted in the reclassification of select balances. At June 30, 2023, total available liquidity was $18.1 billion, or 134% of uninsured deposits.

Borrowings

At June 30, 2023, the Bank had outstanding securities sold under agreements to repurchase of $294.9 million, a decrease of $13.9 million from December 31, 2022. The Bank had outstanding borrowings consisting of advances from the FHLB of $6.2 billion at June 30, 2023 and $906.2 million at December 31, 2022. The increase was due mainly to the addition of $2.3 billion in FHLB advances from the Merger and an additional $3.0 billion in net short-term advances borrowed during the six months ended June 30, 2023. These borrowing were used to fund liquidity for the period. FHLB advances have fixed rates ranging from 4.97% to 5.38% and are set to mature before the end of 2023. Advances from the FHLB are secured by investment securities and loans secured by real estate.

Columbia has a $50.0 million short-term credit facility with an unaffiliated bank. As of June 30, 2023, $50.0 million was outstanding at a variable rate of 7.65%, with a maturity date of August 25, 2023. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at June 30, 2023.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $420.9 million and $411.5 million at June 30, 2023 and December 31, 2022, respectively. The increase is mainly due to the addition of $10.0 million in subordinated debt and $10.3 million in junior subordinated debt due to the Merger, partially offset by an $11.2 million decline in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was due to fluctuations in the discount rate, which increased in the first quarter due to credit spreads that were elevated due to bank failures late in the quarter but declined in the second quarter. As of June 30, 2023, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR. These instruments are covered under federal legislation, and the Federal Reserve’s regulations implementing that legislation, which allowed us to replace the LIBOR index with forward term SOFR, plus the statutorily prescribed tenor spread adjustment. Accordingly, these instruments transitioned from LIBOR to SOFR as of July 1, 2023.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 6% and 7% of total deposits at June 30, 2023 and December 31, 2022, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $40.8 billion at June 30, 2023, compared with $27.1 billion at December 31, 2022. The Bank also has liquidity from excess bond collateral of $4.7 billion.

In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can sell securities under agreements to repurchase, issue brokered certificates of deposit, or utilize off-balance sheet funding sources.

The Bank maintains a substantial level of total available liquidity in the form of off-balance sheet funding sources. These liquidity sources include capacity to borrow from the FHLB, the Federal Reserve Bank’s Discount Window, the new Bank Term Funding Program, created in 2023, as well as uncommitted lines of credit. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The following table presents total off-balance sheet liquidity as of the date presented:

	June 30, 2023
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$12,120,232	$6,219,833	$5,900,398
Federal Reserve Discount Window	1,591,996	—	1,591,996
Federal Reserve Term Funding Program	2,250,045	—	2,250,045
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$16,562,273	$6,219,833	$10,342,439

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	June 30, 2023
Total off-balance sheet liquidity	$10,342,439
Cash and cash equivalents, less reserve requirements	3,100,180
Excess bond collateral	4,682,836
Total available liquidity	$18,125,455

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $138.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2023. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company. As of June 30, 2023, the Company also has a $50.0 million short-term credit facility with an unaffiliated Bank that was fully utilized to provide the Company additional liquidity.

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

Commitments and Other Contractual Obligations- The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of June 30, 2023, time deposits totaled $5.2 billion, of which $4.9 billion matures in a year or less. Total borrowings as of June 30, 2023 were $6.3 billion all of which matures within 1 year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. At June 30, 2023, our loan commitments were $11.7 billion. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 9 - Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2023 was $4.8 billion. The increase in shareholders' equity during the six months ended June 30, 2023 was principally due to the increase in common stock of $2.3 billion as a result of the Merger and net income of $119.3 million during the period, partially offset by cash dividends paid of $121.4 million.

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

On May 15, 2023, Columbia declared a cash dividend in the amount of $0.36 per common share based on first quarter 2023 performance, which was paid on June 15, 2023.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Dividend declared per common share (1)	$0.36	$0.35	$0.71	$0.70
Dividend payout ratio	56%	nm	109%	53%
(1) Periods prior to February 28, 2023, have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,584,315	11.31%	$3,242,360	8.00%	$4,052,950	10.00%
Umpqua Bank	$4,515,854	11.14%	$3,241,975	8.00%	$4,052,469	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,738,784	9.22%	$2,431,770	6.00%	$3,242,360	8.00%
Umpqua Bank	$4,141,323	10.22%	$2,431,481	6.00%	$3,241,975	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,738,784	9.22%	$1,823,828	4.50%	$2,634,418	6.50%
Umpqua Bank	$4,141,323	10.22%	$1,823,611	4.50%	$2,634,105	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,738,784	7.14%	$2,093,627	4.00%	$2,617,034	5.00%
Umpqua Bank	$4,141,323	7.91%	$2,094,064	4.00%	$2,617,580	5.00%
December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,651,382	13.71%	$2,130,565	8.00%	$2,663,207	10.00%
Umpqua Bank	$3,440,574	12.92%	$2,130,240	8.00%	$2,662,799	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,597,924	6.00%	$2,130,565	8.00%
Umpqua Bank	$3,174,899	11.92%	$1,597,680	6.00%	$2,130,240	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,198,443	4.50%	$1,731,084	6.50%
Umpqua Bank	$3,174,899	11.92%	$1,198,260	4.50%	$1,730,820	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,934,708	9.14%	$1,283,669	4.00%	$1,604,586	5.00%
Umpqua Bank	$3,174,899	9.89%	$1,283,610	4.00%	$1,604,513	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2023 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2022. However due to the combination of UHC and Columbia and change in mix of assets and funding sources during the quarter, the estimated impact on our net interest income over a one and two-year time horizon has shifted.
Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	June 30, 2023		December 31, 2022		December 31, 2021
	Year 1	Year 2	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(1.2)%	(1.2)%	1.7%	6.1%	9.7%	21.2%
Up 200 basis points	(0.8)%	(0.7)%	1.1%	4.2%	6.3%	14.2%
Up 100 basis points	(0.4)%	(0.3)%	0.6%	2.2%	3.0%	7.0%
Down 100 basis points	(0.8)%	(2.1)%	(2.4)%	(6.0)%	(1.2)%	(4.3)%
Down 200 basis points	(1.5)%	(4.3)%	(5.1)%	(12.9)%	(2.4)%	(7.3)%
Down 300 basis points	(2.4)%	(6.9)%	(7.8)%	(19.7)%	(3.1)%	(7.9)%

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

Our asset sensitivity decreased from the prior periods, with the magnitude of exposure to declining rate environments showing significant improvement. Results indicate more limited exposure to interest rate risk in either increasing or decreasing rate environments. The change is mainly due to the decline in deposits during the year and the corresponding increase in short-term funding instruments. In addition, an increase in the mix of fixed rate assets including a restructuring of approximately 12% of the Bank’s securities portfolio to extend duration in the current rate environment served to limit adverse exposure in rates down environments.

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

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to 5.00% - 5.25% at June 30, 2023, and on July 26, 2023, the FOMC raised the target range to 5.25% - 5.50%. Based on the FOMC Members’ median expectations for the fed funds target rate, the fed funds rate is near its expected high, with projections declining in 2024. Increases in the federal funds rate and the unwinding of the Federal Reserve’s balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

Economic Value of Equity

Another interest rate sensitivity measure we utilize is the quantification of economic value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides a longer-term view of interest rate risk, capturing all future expected cash flows. Assets and liabilities with option characteristics are measured based on different interest rate path valuations using statistical rate simulation techniques. The projections are by their nature forward-looking and therefore inherently uncertain and include various assumptions regarding cash flows and discount rates. The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	June 30, 2023	December 31, 2022	December 31, 2021
Up 300 basis points	(20.0)%	(14.0)%	0.3%
Up 200 basis points	(13.6)%	(9.4)%	1.6%
Up 100 basis points	(6.8)%	(4.4)%	1.9%
Down 100 basis points	5.2%	0.9%	(5.3)%
Down 200 basis points	9.1%	0.1%	0.4%
Down 300 basis points	12.6%	(2.5)%	1.9%
Our economic value of equity analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity, as the decrease in value of our interest earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our economic value of equity increases. This occurs as the increase in value of interest earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. In increasing interest rate scenarios, our overall sensitivity to changes in market interest rates shifted and increased from the prior year, primarily due to the Merger, which increased the level of fixed rate assets and wholesale type funding. As of June 30, 2023, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value core deposit intangible.

LIBOR Transition

The Company held financial instruments impacted by the discontinuance of LIBOR on June 30, 2023, primarily certain loans, derivatives, and junior subordinated debentures that used LIBOR as the reference rate. These financial instruments were transitioned to new reference rates, primarily Term SOFR. The Company established an enterprise-wide transition program with program deliverables that are substantially complete with final validation and wind down of communication channels expected by September 30, 2023.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2023.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2023:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
04/01/23 - 04/30/23	31,138	$22.09	—	—
05/01/23 - 05/31/23	1,374	$20.78	—	—
06/01/23 - 06/30/23	1,225	$21.14	—	—
Total for quarter	33,737	$22.00	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 33,737 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

Certain of our officers and directors have made elections to participate in, and are participating in, our 401(k) and profit sharing plan and have made, and may from time to time make, elections to (i) have shares withheld to cover withholding taxes or (ii) have dividends from Columbia common stock reinvested into Columbia common stock, (iii) have a portion of their 401(k) account contributions used to purchase Columbia common stock, or (iv) participate in the employee stock purchase plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation

3.2	(b) Amended and Restated Bylaws

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1	(d) Columbia Banking System, Inc. 2023 Deferred Compensation Plan

10.2	(e) First Amendment to Columbia Banking System, Inc. 2023 Deferred Compensation Plan, dated as of April 18, 2023

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 9, 2023

(b)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed March 1, 2023

(c)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

(d)	Incorporated by reference to Exhibit 10.7 to Form 8-K filed March 1, 2023

(e)	Incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 9, 2023

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	August 3, 2023	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	August 3, 2023	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	August 3, 2023	/s/ Lisa M. White
Lisa M. White Executive Vice President/Corporate Controller and Principal Accounting Officer