Form 10-Q
period 2023-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2023-11-03
CIK 887343

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 208,575,786 shares outstanding as of October 31, 2023.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for credit losses
ACLLL	Allowance for credit losses on loans and leases
ASU	Accounting Standards Update
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Columbia Trust	Columbia Trust Company
Company	Columbia Banking System, Inc. and its subsidiaries
CVA	Credit valuation adjustments
DCF	Discounted cash flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation.
Merger Agreement	Agreement and Plan of Merger dated as of October 11, 2021, by and among UHC, Columbia, and Cascade Merger, Sub Inc., as amended on January 9, 2023
Merger Date	February 28, 2023
MSR	Mortgage servicing rights
NASDAQ	Nasdaq Stock Market LLC
NOL	Net operating loss
N/M	Not meaningful
PCD	Purchased with credit deterioration
PD	Probability of default
RSA	Restricted stock awards
RSU	Restricted stock units
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation
Umpqua	Umpqua Bank

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks (restricted cash of $0 and $5,808)	$492,474	$327,313
Interest bearing cash and temporary investments (restricted cash of $4,535 and $4,688)	1,911,221	967,330
Total cash and cash equivalents	2,403,695	1,294,643
Investment securities
Equity and other, at fair value	73,638	72,959
Available for sale, at fair value	8,503,986	3,196,166
Held to maturity	2,344	2,476
Loans held for sale	60,313	71,647
Loans and leases (at fair value: $257,911 and $285,581)	37,170,598	26,155,981
Allowance for credit losses on loans and leases	(416,560)	(301,135)
Net loans and leases	36,754,038	25,854,846
Restricted equity securities	168,524	47,144
Premises and equipment, net	337,855	176,016
Operating lease right-of-use assets	114,220	78,598
Goodwill	1,029,234	—
Other intangible assets, net	636,883	4,745
Residential mortgage servicing rights, at fair value	117,640	185,017
Bank owned life insurance	648,232	331,759
Deferred tax asset, net	469,841	132,823
Other assets	673,372	399,800
Total assets	$51,993,815	$31,848,639
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$15,532,948	$10,288,849
Interest bearing	26,091,420	16,776,763
Total deposits	41,624,368	27,065,612
Securities sold under agreements to repurchase	258,383	308,769
Borrowings	3,985,000	906,175
Junior subordinated debentures, at fair value	331,545	323,639
Junior and other subordinated debentures, at amortized cost	107,952	87,813
Operating lease liabilities	129,845	91,694
Other liabilities	924,560	585,111
Total liabilities	47,361,653	29,368,813
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2023 and 238,320,000(1) in 2022; issued and outstanding: 208,575,479 in 2023 and 129,320,962(1) in 2022	5,798,167	3,450,493
Accumulated deficit	(485,576)	(543,803)
Accumulated other comprehensive loss	(680,429)	(426,864)
Total shareholders' equity	4,632,162	2,479,826
Total liabilities and shareholders' equity	$51,993,815	$31,848,639
(1) Periods prior to February 28, 2023 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INTEREST INCOME
Interest and fees on loans and leases	$569,670	$278,830	$1,535,874	$727,908
Interest and dividends on investment securities:
Taxable	80,066	18,175	198,831	54,156
Exempt from federal income tax	6,929	1,322	17,143	4,063
Dividends	4,941	86	8,241	256
Interest on temporary investments and interest bearing deposits	34,407	5,115	87,604	9,387
Total interest income	696,013	303,528	1,847,693	795,770
INTEREST EXPENSE
Interest on deposits	126,974	9,090	290,995	17,021
Interest on securities sold under agreement to repurchase and federal funds purchased	1,220	545	2,697	674
Interest on borrowings	77,080	798	186,848	897
Interest on junior and other subordinated debentures	9,864	5,491	27,605	12,641
Total interest expense	215,138	15,924	508,145	31,233
Net interest income	480,875	287,604	1,339,548	764,537
PROVISION FOR CREDIT LOSSES	36,737	27,572	158,290	51,068
Net interest income after provision for credit losses	444,138	260,032	1,181,258	713,469
NON-INTEREST INCOME
Service charges on deposits	17,410	12,632	48,176	36,226
Card-based fees	15,674	9,115	40,670	28,353
Financial services and trust revenue	4,651	27	10,460	65
Residential mortgage banking revenue, net	7,103	17,341	12,577	108,671
Gain on sale of debt securities, net	4	—	4	2
Loss on equity securities, net	(2,055)	(2,647)	(336)	(7,383)
Gain on loan and lease sales, net	1,871	1,525	3,253	5,165
Bank owned life insurance income	4,440	2,023	11,293	6,220
Other (losses) income	(5,117)	(10,571)	12,297	(12,670)
Total non-interest income	43,981	29,445	138,394	164,649
NON-INTEREST EXPENSE
Salaries and employee benefits	159,041	109,164	458,531	333,244
Occupancy and equipment, net	43,070	35,042	135,320	104,430
Communications	4,589	2,542	11,972	7,881
Marketing	2,886	1,505	5,882	5,552
Services	14,341	13,355	41,278	39,094
FDIC assessments	11,200	3,007	28,892	10,477
Intangible amortization	29,879	1,025	78,092	3,076
Merger-related expenses	18,938	769	164,485	5,719
Other expenses	20,203	11,555	51,072	30,495
Total non-interest expense	304,147	177,964	975,524	539,968
Income before provision for income taxes	183,972	111,513	344,128	338,150
Provision for income taxes	48,127	27,473	88,944	84,362
Net income	$135,845	$84,040	$255,184	$253,788
Earnings per common share (1):
Basic	$0.65	$0.65	$1.34	$1.96
Diluted	$0.65	$0.65	$1.33	$1.96
Weighted average number of common shares outstanding (1):
Basic	208,070	129,319	190,997	129,262
Diluted	208,645	129,733	191,546	129,702
(1) Periods prior to February 28, 2023 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.
See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$135,845	$84,040	$255,184	$253,788
Available for sale securities:
Unrealized losses arising during the period	(333,993)	(186,336)	(334,298)	(575,781)
Income tax benefit related to unrealized losses	86,837	47,926	86,904	148,091

Reclassification adjustment for net realized gains in earnings	(4)	—	(4)	(2)
Income tax expense related to realized gains	1	—	1	1
Net change in unrealized losses for available for sale securities	(247,159)	(138,410)	(247,397)	(427,691)

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(19,677)	(4,043)	(8,503)	(31,810)
Income tax benefit related to unrealized losses	5,116	1,040	2,211	8,182
Net change in unrealized losses for junior subordinated debentures, at fair value	(14,561)	(3,003)	(6,292)	(23,628)

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	72	—	168	—
Income tax expense related to unrecognized actuarial loss	(19)	—	(44)	—
Net change in pension plan liability adjustment	53	—	124	—
Other comprehensive loss, net of tax	(261,667)	(141,413)	(253,565)	(451,319)
Comprehensive (loss) income	$(125,822)	$(57,373)	$1,619	$(197,531)

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares (1)	Amount			Total
Balance at January 1, 2022	129,065,476	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			91,157		91,157
Other comprehensive loss, net of tax				(185,515)	(185,515)
Stock-based compensation		2,454			2,454
Stock repurchased and retired	(116,057)	(4,037)			(4,037)
Issuances of common stock under stock plans	319,442	—			—
Cash dividends on common stock ($0.35 per share)(1)			(45,731)		(45,731)
Balance at March 31, 2022	129,268,861	$3,443,266	$(651,912)	$(183,756)	$2,607,598
Net income			78,591		78,591
Other comprehensive loss, net of tax				(124,391)	(124,391)
Stock-based compensation		2,283			2,283
Stock repurchased and retired	(2,542)	(72)			(72)
Issuances of common stock under stock plans	51,455	54			54
Cash dividends on common stock ($0.35 per share)(1)			(45,787)		(45,787)
Balance at June 30, 2022	129,317,774	$3,445,531	$(619,108)	$(308,147)	$2,518,276
Net income			84,040		84,040
Other comprehensive loss, net of tax				(141,413)	(141,413)
Stock-based compensation		2,517			2,517
Stock repurchased and retired	(1,399)	(41)			(41)
Issuances of common stock under stock plans	3,773	—			—
Cash dividends on common stock ($0.35 per share)(1)			(45,865)		(45,865)
Balance at September 30, 2022	129,320,148	$3,448,007	$(580,933)	$(449,560)	$2,417,514
Net income			82,964		82,964
Other comprehensive income, net of tax				22,696	22,696
Stock-based compensation		2,499			2,499
Stock repurchased and retired	(382)	(13)			(13)
Issuances of common stock under stock plans	1,196	—			—
Cash dividends on common stock ($0.35 per share)(1)			(45,834)		(45,834)
Balance at December 31, 2022	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares (1)	Amount			Total
Balance at January 1, 2023	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826
Net loss			(14,038)		(14,038)
Other comprehensive income, net of tax				126,730	126,730
Stock related to the Merger	78,863,112	2,337,632			2,337,632
Stock-based compensation		5,644			5,644
Stock repurchased and retired	(215,229)	(5,216)			(5,216)
Issuances of common stock under stock plans	460,399	—			—
Cash dividends on common stock ($0.35 per share)			(45,855)		(45,855)
Balance at March 31, 2023	208,429,244	$5,788,553	$(603,696)	$(300,134)	$4,884,723
Net income			133,377		133,377
Other comprehensive loss, net of tax				(118,628)	(118,628)
Stock related to the Merger		1,646			1,646
Stock-based compensation		3,335			3,335
Stock repurchased and retired	(32,727)	(742)			(742)
Issuances of common stock under stock plans	117,122	—			—
Cash dividends on common stock ($0.36 per share)			(75,523)		(75,523)
Balance at June 30, 2023	208,513,639	$5,792,792	$(545,842)	$(418,762)	$4,828,188
Net income			135,845		135,845
Other comprehensive loss, net of tax				(261,667)	(261,667)
Stock-based compensation		4,338			4,338
Stock repurchased and retired	(7,072)	(148)			(148)
Issuances of common stock under stock plans	10,472	—			—
Issuances of common stock under the employee stock purchase plan	58,440	1,185			1,185
Cash dividends on common stock ($0.36 per share)			(75,579)		(75,579)
Balance at September 30, 2023	208,575,479	$5,798,167	$(485,576)	$(680,429)	$4,632,162
(1) Periods prior to February 28, 2023 have been restated as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See notes to condensed consolidated financial statements

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$255,184	$253,788
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Accretion) amortization of investment (discounts) premiums, net	(47,972)	5,089
Gain on sale of investment securities, net	(4)	(2)
Provision for credit losses	158,290	51,068
Change in cash surrender value of bank owned life insurance	(11,484)	(6,293)
Depreciation, amortization and accretion	102,409	21,560
Gain on sale of premises and equipment	(27,438)	(2,203)
Additions to residential mortgage servicing rights carried at fair value	(4,427)	(20,397)
Change in fair value of residential mortgage servicing rights carried at fair value	14,350	(52,165)
Stock-based compensation	13,317	7,254
Net decrease in equity and other investments	273	1,554
Loss on equity securities, net	336	7,383
(Gain) loss on sale of loans and leases, net	(7,715)	207
Change in fair value of loans held for sale	1,118	14,616
Origination of loans held for sale	(354,535)	(1,622,633)
Proceeds from sales of loans held for sale	485,761	1,793,676
Change in other assets and liabilities:
Net (increase) decrease in other assets	(26,185)	203,802
Net increase in other liabilities	26,191	248,362
Net cash provided by operating activities	577,469	904,666
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(920,899)	(175,656)
Proceeds from investment securities available for sale	1,552,199	328,685
Purchases of restricted equity securities	(238,066)	(164,344)
Redemption of restricted equity securities	218,696	134,267
Net change in loans and leases	(991,404)	(3,064,741)
Proceeds from sales of loans and leases	701,647	111,584
Change in premises and equipment	44,055	(11,259)
Proceeds from bank owned life insurance death benefits	3,020	4,069
Proceeds from sale of mortgage servicing rights	57,454	—
Cash received in the Merger	274,587	—
Other	468	1,997
Net cash provided by (used in) investing activities	701,757	(2,835,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(633,969)	222,437
Net decrease in federal funds purchased	(14,000)	—
Net decrease in securities sold under agreements to repurchase	(120,411)	(108,678)
Proceeds from borrowings	12,100,000	750,000
Repayment of borrowings	(11,301,522)	—
Net proceeds from issuance of common stock	1,185	54
Dividends paid on common stock	(195,351)	(136,693)
Repurchase and retirement of common stock	(6,106)	(4,150)
Net cash (used in) provided by financing activities	(170,174)	722,970
Net increase (decrease) in cash and cash equivalents	1,109,052	(1,207,762)
Cash and cash equivalents, beginning of period	1,294,643	2,761,621
Cash and cash equivalents, end of period	$2,403,695	$1,553,859

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$456,797	$33,154
Income taxes	$80,226	$44,174
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(247,397)	$(427,691)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(6,292)	$(23,628)
Net change in pension plan liability adjustment	$124	$—
Transfer of loans to loans held for sale	$118,085	$—

Acquisitions:
Assets acquired	$19,230,586	$—
Liabilities assumed	(17,920,542)	—
Net assets acquired	$1,310,044	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation-On February 28, 2023, UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation. Promptly following the Merger, Columbia’s wholly owned bank subsidiary, Columbia State Bank, merged with and into UHC’s wholly owned bank subsidiary, Umpqua Bank, with Umpqua Bank as the surviving bank. Upon completion of the Merger, the combined company became Columbia Banking System, Inc. (together with its direct and indirect subsidiaries, "we," "us," "our," "Columbia" or the "Company"), which is a financial holding company with subsidiaries including its wholly owned banking subsidiary Umpqua Bank (the "Bank") and Columbia Trust Company ("Columbia Trust").

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

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2023, the Company had 23 wholly-owned trusts that were formed to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.

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

The Bank has established an Allowance for Credit Losses Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Instead, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for Purchased Credit-Deteriorated and Collateral-Dependent Loans.

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

Management believes that the ACL was adequate as of September 30, 2023. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

Collateral-Dependent Loans-A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finance agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

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

Loan and Lease Fees and Direct Loan Origination Costs-Origination and commitment fees and direct loan origination costs for loans and leases held for investment are deferred and recognized as an adjustment to the yield over the life of the loans and leases. The recognition of these net deferred fees is accelerated at loan payoff, if earlier than the life of the loan.

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was an all-stock transaction and has been accounted for as a business combination. Pursuant to the Merger Agreement, on the Merger Date, each holder of UHC common stock received 0.5958 of a share (the "Exchange Ratio") of Columbia's common stock for each share of UHC common stock held. Each outstanding share of common stock of Columbia remained outstanding and was unaffected by the Merger. As of the Merger Date, Columbia had approximately 208.2 million shares of common stock outstanding. On the Merger Date, the shares of UHC common stock, which previously traded under the ticker symbol "UMPQ" on NASDAQ, ceased trading on, and were delisted from, NASDAQ. Following the Merger, Columbia common stock continues to trade on NASDAQ, with the ticker symbol of "COLB".

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

The following table provides the preliminary purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The estimates of fair value were recorded based on initial valuations available at the Merger Date and further adjusted in the second quarter based on additional information. These estimates, including initial accounting for deferred taxes, are considered preliminary as of September 30, 2023 and subject to adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the Merger Date valuation amounts presented herein.

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

Core deposit intangibles: Core deposit intangibles is a measure of certain core deposit products that are acquired in a business combination. The fair value of the core deposit intangibles stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The intangible assets are being amortized over 10 years using the sum-of-years-digits, based upon the period over which estimated economic benefits are estimated to be received.

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

The Company's operating results for the nine months ended September 30, 2023 include the operating results of the acquired assets and assumed liabilities of historical Columbia subsequent to the Merger Date. Disclosure of the amount of historical Columbia’s revenue and net income (excluding integration costs) included in the Consolidated Statements of Operations is impracticable due to the integration of the operations and accounting for the Merger.

The following table shows the impact of the merger-related expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Legal and professional	$6,038	$607	$60,565	$4,137
Personnel	3,575	(158)	33,790	1,151
Premises and equipment	8,706	56	43,981	113
Charitable contributions	—	—	20,000	—
Other	619	264	6,149	318
Total merger-related expenses	$18,938	$769	$164,485	$5,719

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

	Unaudited Pro Forma for the
	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net interest income	$1,494,339	$1,498,444
Non-interest income	$172,231	$232,658
Net income (1)	$530,049	$363,786
(1) The 2023 pro forma net income was adjusted to exclude $192.5 million of merger-related costs, inclusive of historical Columbia merger-related costs, incurred in 2023 and the 2022 pro forma net income was adjusted to include these costs.

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

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,557,088	$2	$(120,538)	$1,436,552
Obligations of states and political subdivisions	1,074,949	29	(76,180)	998,798
Mortgage-backed securities and collateralized mortgage obligations	6,748,366	69	(679,799)	6,068,636
Total available for sale securities	$9,380,403	$100	$(876,517)	$8,503,986
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,344	$714	$—	$3,058
Total held to maturity securities	$2,344	$714	$—	$3,058

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,035,532	$—	$(99,358)	$936,174
Obligations of states and political subdivisions	297,610	231	(28,041)	269,800
Mortgage-backed securities and collateralized mortgage obligations	2,405,139	3	(414,950)	1,990,192
Total available for sale securities	$3,738,281	$234	$(542,349)	$3,196,166
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,476	$721	$—	$3,197
Total held to maturity securities	$2,476	$721	$—	$3,197

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $33.6 million and $10.6 million as of September 30, 2023 and December 31, 2022, respectively, and is included in Other Assets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$643,453	$11,464	$792,079	$109,074	$1,435,532	$120,538
Obligations of states and political subdivisions	819,008	43,750	157,996	32,430	977,004	76,180
Mortgage-backed securities and collateralized mortgage obligations	4,309,987	190,213	1,754,407	489,586	6,064,394	679,799
Total temporarily impaired securities	$5,772,448	$245,427	$2,704,482	$631,090	$8,476,930	$876,517

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$734,473	$71,967	$201,701	$27,391	$936,174	$99,358
Obligations of states and political subdivisions	160,078	10,037	60,381	18,004	220,459	28,041
Mortgage-backed securities and collateralized mortgage obligations	592,032	61,813	1,398,061	353,137	1,990,093	414,950
Total temporarily impaired securities	$1,486,583	$143,817	$1,660,143	$398,532	$3,146,726	$542,349

The number of individual debt securities in an unrealized loss position in the tables above increased to 1,490 at September 30, 2023, as compared to 473 at December 31, 2022. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. Substantially all of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2023 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at September 30, 2023.

The following table presents the contractual maturities of debt securities at September 30, 2023:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$26,219	$26,100	$—	$—
Due after one year through five years	1,974,579	1,909,880	3	3
Due after five years through ten years	2,591,611	2,406,645	3	13
Due after ten years	4,787,994	4,161,361	2,338	3,042
Total securities	$9,380,403	$8,503,986	$2,344	$3,058

The following table presents, as of September 30, 2023, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,505,158	$1,305,616
To secure repurchase agreements	392,939	348,187
Other securities pledged	2,321,670	2,081,880
Total pledged securities	$4,219,767	$3,735,683

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	September 30, 2023	December 31, 2022
Commercial real estate
Non-owner occupied term, net	$6,490,638	$3,894,840
Owner occupied term, net	5,235,227	2,567,761
Multifamily, net	5,684,495	5,285,791
Construction & development, net	1,669,918	1,077,346
Residential development, net	354,922	200,838
Commercial
Term, net	5,437,915	3,029,547
Lines of credit & other, net	2,353,548	960,054
Leases & equipment finance, net	1,728,991	1,706,172
Residential
Mortgage, net	6,121,838	5,647,035
Home equity loans & lines, net	1,899,948	1,631,965
Consumer & other, net	193,158	154,632
Total loans and leases, net of deferred fees and costs	$37,170,598	$26,155,981

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $153.8 million and $86.8 million as of September 30, 2023 and December 31, 2022, respectively, and is included in Other Assets. As of September 30, 2023, loans totaling $21.2 billion were pledged to secure borrowings and available lines of credit.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. As of September 30, 2023 and December 31, 2022, the net deferred fees and costs were $75.8 million and $84.7 million, respectively.

The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. Total discounts on acquired loans were $587.2 million and $6.1 million as of September 30, 2023 and December 31, 2022, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $399.4 million as of September 30, 2023. The carrying balance of PCD loans was $361.2 million at September 30, 2023.

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell pools of loans and leases. For the nine months ended September 30, 2023, the Bank sold a total of $698.4 million loans from its portfolio, of which $620.6 million were transactional, non-relationship jumbo residential mortgage, commercial, and commercial real estate loans.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $4.7 million and $14.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $4.4 million and $14.3 million for the three and nine months ended September 30, 2022, respectively.

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended September 30, 2023, reflect portfolio mix changes and credit migration trends. Because of the uncertain economic environment, the Bank opted to use Moody's Analytics' August 2023 baseline economic forecast for estimating the ACL as of September 30, 2023.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 2.0% in 2023, 1.3% in 2024, 2.3% in 2025, and 2.8% in 2026;
•U.S. unemployment rate average of 3.6% in 2023, 4.0% in 2024, 4.2% in 2025, and 4.2% in 2026; and
•The forecasted average federal funds rate is expected to be 5.0% in 2023, 5.1% in 2024, 4.2% in 2025 and 3.1% in 2026.

The Bank uses an additional scenario that differs in terms of severity, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The economic factors are consistent between scenarios. Bank selected the Moody's Analytics' August S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The combination of supply-side shortages, rising political tensions, still-elevated inflation, still-elevated interest rates, and reduced credit availability causes the economy to fall into a mild recession in the fourth quarter of 2023. The decline lasts for three quarters and the peak-to-trough decline is 1.0%. The unemployment rate rises to a peak of 6.5% in the third quarter of 2024;
•The crisis caused by Russia’s invasion of Ukraine persists longer than expected. Supply-chain issues worsen, increasing shortages of affected goods, weakening manufacturing more than expected. The shortages keep inflation elevated, though slightly below the baseline because of the weaker economy;
•Because the Fed remains concerned about inflation, it keeps the fed funds rate elevated in the fourth quarter of 2023 despite the weakening economy;
•U.S. real GDP average annualized growth of 2.0% in 2023, 0.3% in 2024, 2.5% in 2025, and 3.2% in 2026;
•U.S. unemployment rate average of 3.8% in 2023, 6.1% in 2024, 4.9% in 2025, and 4.2% in 2026; and

•The forecasted average federal funds rate is expected to be 5.0% in 2023, 3.9% in 2024, 2.4% in 2025 and 2.5% in 2026.

The results using the comparison scenario as well as changes to the macroeconomic variables subsequent to selected August 2023 economic forecast scenarios for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factor adjustments.

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

All loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology. The loans and leases receiving an extrapolated rate include certain loans acquired through the Merger, newly originated loans and leases, and loans and leases without the granularity of data necessary to be modeled. Based on the vintage year, credit classification, and reporting category of the modeled loans and leases, a loss factor is calculated and applied to the non-modeled loans and leases. The results are evaluated qualitatively to ensure reasonability and compliance with CECL.

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. The Company uses a prepayment model that forecasts the constant prepayment rates based on institution specific data for the commercial real estate, commercial and industrial, and consumer portfolios and a forward curve approach that changes with macro-economic input variables for the residential and leases portfolios. Below are the nine qualitative factors considered where applicable:

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

The Company evaluated each qualitative factor as of September 30, 2023 and concluded that a material adjustment to the amounts indicated by the models was not necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$118,954	$211,651	$65,941	$8,057	$404,603
Provision for credit losses for loans and leases	2,734	35,952	(4,619)	1,015	35,082
Charge-offs	—	(26,629)	(206)	(1,884)	(28,719)
Recoveries	31	4,901	156	506	5,594
Net recoveries (charge-offs)	31	(21,728)	(50)	(1,378)	(23,125)
Balance, end of period	$121,719	$225,875	$61,272	$7,694	$416,560
Reserve for unfunded commitments
Balance, beginning of period	$10,000	$5,821	$3,018	$988	$19,827
(Recapture) provision for credit losses on unfunded commitments	(11)	1,579	67	20	1,655
Balance, end of period	9,989	7,400	3,085	1,008	21,482
Total allowance for credit losses	$131,708	$233,275	$64,357	$8,702	$438,042

	Nine Months Ended September 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	35,046	106,979	10,605	4,166	156,796
Charge-offs	(174)	(77,913)	(458)	(3,921)	(82,466)
Recoveries	298	12,470	342	1,493	14,603
Net recoveries (charge-offs)	124	(65,443)	(116)	(2,428)	(67,863)
Balance, end of period	$121,719	$225,875	$61,272	$7,694	$416,560
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
Provision (recapture) for credit losses on unfunded commitments	525	1,285	(379)	63	1,494
Balance, end of period	9,989	7,400	3,085	1,008	21,482
Total allowance for credit losses	$131,708	$233,275	$64,357	$8,702	$438,042
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the first quarter of 2023.

	Three Months Ended September 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$88,983	$131,455	$36,586	$4,087	$261,111
(Recapture) provision for credit losses for loans and leases	(3,563)	26,762	4,307	1,036	28,542
Charge-offs	—	(9,459)	(4)	(929)	(10,392)
Recoveries	123	2,842	249	590	3,804
Net recoveries (charge-offs)	123	(6,617)	245	(339)	(6,588)
Balance, end of period	$85,543	$151,600	$41,138	$4,784	$283,065
Reserve for unfunded commitments
Balance, beginning of period	$7,351	$2,232	$2,735	$505	$12,823
(Recapture) provision for credit losses on unfunded commitments	(1,994)	579	304	141	(970)
Balance, end of period	5,357	2,811	3,039	646	11,853
Total allowance for credit losses	$90,900	$154,411	$44,177	$5,430	$294,918

	Nine Months Ended September 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(13,745)	52,058	11,603	3,109	53,025
Charge-offs	(8)	(26,352)	(171)	(2,650)	(29,181)
Recoveries	221	8,321	638	1,629	10,809
Net recoveries (charge-offs)	213	(18,031)	467	(1,021)	(18,372)
Balance, end of period	$85,543	$151,600	$41,138	$4,784	$283,065
Reserve for unfunded commitments
Balance, beginning of period	$8,461	$2,028	$1,957	$321	$12,767
(Recapture) provision for credit losses on unfunded commitments	(3,104)	783	1,082	325	(914)
Balance, end of period	5,357	2,811	3,039	646	11,853
Total allowance for credit losses	$90,900	$154,411	$44,177	$5,430	$294,918

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and nine months ended September 30, 2023 and 2022.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	September 30, 2023
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,617	$503	$70	$2,190	$5,308	$6,483,140	$6,490,638
Owner occupied term, net	2,546	3,476	1	6,023	20,745	5,208,459	5,235,227
Multifamily, net	—	—	—	—	—	5,684,495	5,684,495
Construction & development, net	—	—	—	—	—	1,669,918	1,669,918
Residential development, net	—	—	—	—	—	354,922	354,922
Commercial
Term, net	2,863	2,802	101	5,766	12,283	5,419,866	5,437,915
Lines of credit & other, net	8,533	288	477	9,298	4,106	2,340,144	2,353,548
Leases & equipment finance, net	18,159	19,180	8,028	45,367	27,952	1,655,672	1,728,991
Residential
Mortgage, net (2)	537	14,029	22,491	37,057	—	6,084,781	6,121,838
Home equity loans & lines, net	4,757	2,398	3,388	10,543	—	1,889,405	1,899,948
Consumer & other, net	935	295	240	1,470	—	191,688	193,158
Total, net of deferred fees and costs	$39,947	$42,971	$34,796	$117,714	$70,394	$36,982,490	$37,170,598
(1) Loans and leases on non-accrual with an amortized cost basis of $70.4 million had a related allowance for credit losses of $25.9 million at September 30, 2023.
(2) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $700,000 at September 30, 2023.

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

Collateral-Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. There have been no significant changes in the level of collateralization from the prior periods. The following table summarizes the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of September 30, 2023:

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$5,154	$—	$—	$5,154
Owner occupied term, net	—	18,654	—	—	18,654
Commercial
Term, net	2,835	567	5,158	1,007	9,567
Line of credit & other, net	—	1,841	1,272	—	3,113
Leases & equipment finance, net	—	—	27,952	—	27,952
Residential
Mortgage, net	48,779	—	—	—	48,779
Home equity loans & lines, net	2,912	—	—	—	2,912
Total, net of deferred fees and costs	$54,526	$26,216	$34,382	$1,007	$116,131

Loan and Lease Modifications Made to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance.

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

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	% of total class of financing receivable
Commercial
Lines of credit & other, net	$—	$2,649	$—	$—	0.11%
Leases & equipment finance, net	—	974	—	—	0.06%
Residential
Mortgage, net	—	—	13,228	2,823	0.26%
Total loans and leases experiencing financial difficulty	$—	$3,623	$13,228	$2,823	0.05%

	Nine Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$666	$—	$—	$—	0.01%
Commercial
Term, net	377	483	—	—	0.02%
Lines of credit & other, net	—	4,333	—	—	0.18%
Leases & equipment finance, net	—	1,515	—	—	0.09%
Residential
Mortgage, net	—	451	35,031	5,703	0.67%
Total loans and leases experiencing financial difficulty	$1,043	$6,782	$35,031	$5,703	0.13%

Three Months Ended September 30, 2023
Type of Modification	Loan Type	Financial Effect
Term extension	Lines of credit & other, net	Added a weighted average 3 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Leases & equipment finance, net	Added a weighted average of 9 months to the life of the loans and leases, which reduced monthly payments for the borrowers
Other-than-insignificant payment delay	Mortgage, net	Deferred $892,000 of principal and interest payments
Combination - Term Extension and Other-than-Insignificant Payment Delay	Mortgage, net	Added a weighted average 13.0 years and deferred $287,000 of principal and interest payments

Nine Months Ended September 30, 2023
Type of Modification	Loan Type	Financial Effect
Term extension	Term, net	Added a weighted average of 7 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Lines of credit & other, net	Added a weighted average of 8 months to the life of the loans, which reduced monthly payments for the borrowers
Term extension	Leases & equipment finance, net	Added a weighted average of 9 months to the life of the loans and leases, which reduced monthly payments for the borrowers
Term extension	Mortgage, net	Added a weighted average 6.4 years to the life of the loans, which reduced monthly payments for the borrowers
Interest Rate Reduction	Owner occupied term, net	Reduced weighted average interest rate by 4.00%
Interest Rate Reduction	Term, net	Reduced weighted average interest rate by 4.15%
Other-than-insignificant payment delay	Mortgage, net	Deferred $2.6 million of principal and interest payments
Combination - Term Extension and Other-than-Insignificant Payment Delay	Mortgage, net	Added a weighted average 13.2 years and deferred $443,000 of principal and interest payments

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables presents the performance of such loans that have been modified for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
(in thousands)
Commercial
Term, net	$—	$—	$—	$—	$—
Lines of credit & other, net	2,030	—	—	—	619
Leases & equipment finance, net	950	—	24	—	—
Residential
Mortgage, net	15,690	—	86	275	—
Total loans and leases, net of deferred fees and costs	$18,670	$—	$110	$275	$619

Nine Months Ended September 30, 2023
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual
(in thousands)
Commercial real estate
Owner occupied term, net	$—	$—	$—	$—	$666
Commercial
Term, net	94	—	389	—	377
Lines of credit & other, net	3,426	—	—	288	619
Leases & equipment finance, net	1,153	117	72	53	120
Residential
Mortgage, net	39,102	—	285	1,798	—
Total loans and leases, net of deferred fees and costs	$43,775	$117	$746	$2,139	$1,782

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost (1)
September 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$495,764	$1,303,985	$1,189,840	$619,947	$768,012	$1,927,643	$42,593	$—	$6,347,784
Special mention	—	299	1,330	1,342	—	10,961	—	—	13,932
Substandard	30,518	452	—	1,468	35,367	61,011	—	—	128,816
Doubtful	—	—	—	—	—	92	—	—	92
Loss	—	—	—	—	—	14	—	—	14
Total non-owner occupied term, net	$526,282	$1,304,736	$1,191,170	$622,757	$803,379	$1,999,721	$42,593	$—	$6,490,638
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$420,271	$1,134,084	$992,861	$460,738	$592,256	$1,399,829	$66,864	$—	$5,066,903
Special mention	332	6,120	6,067	3,451	17,108	12,199	—	—	45,277
Substandard	3,962	4,590	50,274	17,490	13,735	31,084	—	—	121,135
Doubtful	—	233	—	—	—	187	—	—	420
Loss	—	—	—	—	1,492	—	—	—	1,492
Total owner occupied term, net	$424,565	$1,145,027	$1,049,202	$481,679	$624,591	$1,443,299	$66,864	$—	$5,235,227
Current YTD period:
Gross charge-offs	—	—	—	—	—	174	—	—	174
Multifamily, net
Credit quality indicator:
Pass/Watch	$182,118	$2,031,627	$1,591,670	$411,423	$601,534	$756,623	$105,197	$—	$5,680,192
Special mention	—	—	1,285	—	—	2,071	—	—	3,356
Substandard	—	—	—	—	—	947	—	—	947
Total multifamily, net	$182,118	$2,031,627	$1,592,955	$411,423	$601,534	$759,641	$105,197	$—	$5,684,495
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction & development, net
Credit quality indicator:
Pass/Watch	$129,367	$597,238	$705,409	$177,098	$29,736	$5,515	$25,555	$—	$1,669,918
Total construction & development, net	$129,367	$597,238	$705,409	$177,098	$29,736	$5,515	$25,555	$—	$1,669,918
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential development, net
Credit quality indicator:
Pass/Watch	$65,120	$109,863	$36,451	$1,331	$—	$1,503	$139,685	$969	$354,922
Total residential development, net	$65,120	$109,863	$36,451	$1,331	$—	$1,503	$139,685	$969	$354,922
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

Total commercial real estate	$1,327,452	$5,188,491	$4,575,187	$1,694,288	$2,059,240	$4,209,679	$379,894	$969	$19,435,200

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost (1)
September 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$609,556	$1,260,756	$945,804	$424,845	$289,972	$631,147	$994,636	$50,855	$5,207,571
Special mention	14,339	21,873	74,393	401	4,418	10,648	—	—	126,072
Substandard	1,385	5,568	12,349	3,872	9,607	10,202	51,408	4,259	98,650
Doubtful	—	1,296	—	657	51	1,851	—	—	3,855
Loss	—	406	—	—	—	1,361	—	—	1,767
Total term, net	$625,280	$1,289,899	$1,032,546	$429,775	$304,048	$655,209	$1,046,044	$55,114	$5,437,915
Current YTD period:
Gross charge-offs	—	935	—	313	328	525	41	808	2,950
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$77,838	$114,137	$56,859	$12,888	$11,196	$16,604	$1,910,485	$6,356	$2,206,363
Special mention	2,634	1,979	429	336	—	5	40,884	119	46,386
Substandard	1,419	144	—	—	—	838	64,476	32,493	99,370
Doubtful	—	191	189	—	—	—	304	250	934
Loss	—	—	200	—	1	1	293	—	495
Total lines of credit & other, net	$81,891	$116,451	$57,677	$13,224	$11,197	$17,448	$2,016,442	$39,218	$2,353,548
Current YTD period:
Gross charge-offs	—	168	—	—	144	4	916	1,245	2,477
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$578,297	$575,049	$238,870	$113,363	$84,829	$42,842	$—	$—	$1,633,250
Special mention	2,155	12,110	6,330	1,925	1,121	261	—	—	23,902
Substandard	4,200	12,461	5,354	2,188	1,201	676	—	—	26,080
Doubtful	3,040	23,705	10,143	3,404	1,844	333	—	—	42,469
Loss	308	1,886	767	255	53	21	—	—	3,290
Total leases & equipment finance, net	$588,000	$625,211	$261,464	$121,135	$89,048	$44,133	$—	$—	$1,728,991
Current YTD period:
Gross charge-offs	338	31,818	24,912	7,196	5,402	2,820			72,486

Total commercial	$1,295,171	$2,031,561	$1,351,687	$564,134	$404,293	$716,790	$3,062,486	$94,332	$9,520,454

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$136,274	$1,814,701	$2,389,093	$533,164	$450,775	$761,474	$—	$—	$6,085,481
Special mention	285	5,210	1,394	321	1,846	5,509	—	—	14,565
Substandard	1,798	2,125	2,335	787	1,868	6,422	—	—	15,335
Loss	—	1,815	2,281	308	—	2,053	—	—	6,457
Total mortgage, net	$138,357	$1,823,851	$2,395,103	$534,580	$454,489	$775,458	$—	$—	$6,121,838
Current YTD period:
Gross charge-offs	—	—	—	—	—	6	—	—	6

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost (1)
September 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$456	$1,267	$1,630	$123	$1,211	$35,781	$1,836,003	$12,933	$1,889,404
Special mention	—	—	—	—	50	1,068	5,252	785	7,155
Substandard	—	—	12	29	137	76	1,218	228	1,700
Loss	—	—	—	—	21	111	1,376	181	1,689
Total home equity loans & lines, net	$456	$1,267	$1,642	$152	$1,419	$37,036	$1,843,849	$14,127	$1,899,948
Current YTD period:
Gross charge-offs	—	—	—	—	—	4	448	—	452

Total residential	$138,813	$1,825,118	$2,396,745	$534,732	$455,908	$812,494	$1,843,849	$14,127	$8,021,786

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$35,117	$18,255	$7,794	$5,521	$4,080	$5,921	$113,204	$1,799	$191,691
Special mention	41	9	129	1	49	95	795	110	1,229
Substandard	—	14	2	2	1	16	146	48	229
Loss	—	—	—	—	—	7	2	—	9
Total consumer & other, net	$35,158	$18,278	$7,925	$5,524	$4,130	$6,039	$114,147	$1,957	$193,158
Current YTD period:
Gross charge-offs	2,292	114	20	18	21	240	897	319	3,921

Grand total	$2,796,594	$9,063,448	$8,331,544	$2,798,678	$2,923,571	$5,745,002	$5,400,376	$111,385	$37,170,598

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

Note 6 – Goodwill and Other Intangible Assets
At September 30, 2023, Columbia had $1.0 billion in goodwill related to the Merger, as compared to no goodwill at December 31, 2022. Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. Additional information on the Merger and purchase price allocations is provided in Note 2 - Business Combinations. Goodwill is not amortized but is evaluated for potential impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company will perform an annual impairment assessment as of October 31, 2023.

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

The following table summarizes other intangible assets as of the dates presented:

	Other Intangible Assets
(in thousands)	Gross	Accumulated Amortization	Net
Balance, December 31, 2022	$54,561	$(49,816)	$4,745
Net additions	710,230	—	710,230
Amortization	—	(12,660)	(12,660)
Balance, March 31, 2023	764,791	(62,476)	702,315
Amortization	—	(35,553)	(35,553)
Balance, June 30, 2023	764,791	(98,029)	666,762
Amortization	—	(29,879)	(29,879)
Balance, September 30, 2023	$764,791	$(127,908)	$636,883

The table below presents the forecasted amortization expense for intangible assets at September 30, 2023:

(in thousands)
Year	Expected Amortization
Remainder of 2023	$33,205
2024	119,431
2025	105,458
2026	92,545
2027	79,632
Thereafter	206,612
Total intangible assets	$636,883

Note 7 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance, beginning of period	$172,929	$179,558	$185,017	$123,615
Additions for new MSR capitalized	1,658	5,194	4,427	20,397
Sale of MSR assets	(57,454)	—	(57,454)	—
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,801)	(4,978)	(14,479)	(15,286)
Changes due to valuation inputs or assumptions (1)	5,308	16,403	129	67,451
Balance, end of period	$117,640	$196,177	$117,640	$196,177
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Balance of loans serviced for others	$8,240,950	$13,020,189
MSR as a percentage of serviced loans	1.43%	1.42%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $8.9 million and $27.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $9.5 million and $28.2 million for the three and nine months ended September 30, 2022, respectively.

In September 2023, the Company closed the sale of $57.5 million in residential mortgage servicing rights associated with $4.4 billion of residential mortgage loans serviced for others, which relates to the non-relationship component of the serviced loan portfolio.

Note 8 – Borrowings

The Company had total borrowings outstanding at September 30, 2023 with carrying values of $4.0 billion compared to $906.2 million at December 31, 2022.

The Bank had outstanding secured advances from the FHLB at September 30, 2023 with carrying values of $4.0 billion, as compared to $906.2 million at December 31, 2022. The FHLB advances have fixed interest rates ranging from 5.42% to 5.64% and mature in 2023 and 2024. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment, and other property in which a security interest can be granted by the Bank to the FHLB.

The Bank also had available lines of credit with the FHLB totaling $8.0 billion at September 30, 2023, subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $1.7 billion subject to certain collateral requirements, namely the amount of certain pledged loans at September 30, 2023. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $600.0 million at September 30, 2023. The Bank also has access to the FRB Term Funding Program with an available line of credit of $2.0 billion, subject to certain collateral requirements, namely the amount of pledged investment securities. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company has a $35.0 million short-term credit facility with an unaffiliated bank. This facility, with a maturity date of November 25, 2023, provides the Company additional liquidity, if needed, for various corporate activities. As of September 30, 2023, $35.0 million was outstanding at a variable rate of 7.83%. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and net income levels. The Company was in compliance with all covenants associated with this facility at September 30, 2023.

Note 9 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	September 30, 2023
Commitments to extend credit	$11,554,890
Forward sales commitments	$49,180
Commitments to originate residential mortgage loans held for sale	$34,759
Standby letters of credit	$198,449

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2023 and 2022. At September 30, 2023, approximately $189.2 million of standby letters of credit expire within one year, and $9.3 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2023, the Company had a residential mortgage loan repurchase reserve liability of $200,000. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of September 30, 2023, the Bank had a recorded liability of $700,000 for the loans subject to this repurchase right.

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

In August 2020, a class action complaint was filed in the United States District Court (ND Cal) alleging aiding and abetting claims against Umpqua Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with Umpqua Bank’s Novato, Marin County, California branch office, acquired by Umpqua from Circle Bank. Umpqua’s motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court (ND Cal) alleging claims by ten investors with different investments than the class members. The class plaintiffs most recently estimate that damages from the scheme may amount to between $386.2 million and $429.8 million, which does not consider prior bankruptcy recoveries of $110.0 million to date. The two cases filed in 2023 do not yet have clear estimates of damages. The cases follow an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. on May 28, 2020. Umpqua Bank intends to defend these matters vigorously and believes that it has meritorious defenses.

As the Company previously disclosed in its June 27, 2023 Current Report on Form 8-K, on June 21, 2023, its wholly owned subsidiary Umpqua Bank was informed by one of its technology service providers (the "Vendor") that a widely reported security incident involving MOVEit, a filesharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of Umpqua Bank’s consumer and small business customers (the "Vendor Incident").
Other than the information described above, no Umpqua Bank account information was compromised as a result of the Vendor Incident, and no information from Umpqua Bank’s commercial customers was involved in the Vendor Incident. On June 22, 2023, Umpqua Bank sent an email to potentially affected consumer and small business customers informing them of the Vendor Incident. Between August 11, 2023, and August 15, 2023, the Vendor, on behalf of Umpqua Bank, initiated formal notice via U.S. Mail to the 429,252 Umpqua Bank customers whose information was involved in the Vendor Incident. Umpqua Bank and the Vendor also notified applicable federal and state regulators regarding the Vendor Incident.

Beginning on August 18, 2023, some of the individuals notified filed lawsuits against Umpqua Bank seeking monetary recovery and other relief on behalf of themselves and one or more putative classes of other individuals similarly situated. Two such cases have been filed in federal court (the United States District Court for the Western District of Washington), one of which was later voluntarily dismissed without prejudice. Four such cases have been filed in state court in Washington (the Washington Superior Court for Pierce County) and one case in state court in California (the California Superior Court for Contra Costa County). One of the state court cases in Washington has since been removed to federal court by Umpqua Bank. The cases collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of certain statutes, namely the Washington Consumer Protection Act, the California Consumer Legal Remedies Act, the California Consumer Privacy Act, and the California Unfair Competition Law. Umpqua Bank has also received claims by or on behalf of individuals in connection with the Vendor Incident. Such claims have the potential to give rise to additional litigation. Umpqua Bank has engaged defense counsel and intends to vigorously defend against these suits and any similar or related suits or claims. Umpqua Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $4.6 million accrued related to legal matters as of September 30, 2023.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% and 78% of the Bank's loan and lease portfolio at September 30, 2023 and December 31, 2022, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. As of September 30, 2023, office spaces represented approximately 17% of the commercial real estate portfolio and 8% of the total loan portfolio. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2023 and 2022. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2023 and December 31, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $34.8 million and $56.1 million, respectively, and forward sales commitments of $49.2 million and $104.0 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of September 30, 2023, the Bank had $133.0 million notional of interest rate futures contracts and $6.0 million of mortgage-backed securities related to this program. The Bank had cash collateral posting requirements for margins with its futures and mortgage-back securities counterparties and was required to post collateral against its obligations under these agreements of $4.2 million as of September 30, 2023.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2023, the Bank had 1,304 interest rate swaps with an aggregate notional amount of $9.0 billion related to this program. As of December 31, 2022, the Bank had 922 interest rate swaps with an aggregate notional amount of $7.3 billion related to this program.

As of September 30, 2023 and December 31, 2022, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $401.5 million and $270.0 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $82.1 million and $89.5 million as of September 30, 2023 and December 31, 2022, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of September 30, 2023 and December 31, 2022, the variation margin adjustments consisted of positive adjustments of $261.7 million and $209.5 million, respectively.

Since the end of 2021, the Bank has solely executed swaps indexed to Term SOFR, which are not clearable. As such, at September 30, 2023 and December 31, 2022, there were 228 and 71 customer swaps, respectively, that were offset via a swap executed on a bilateral basis with a counterparty bank. There is no initial margin posted for bilateral swaps, but cash collateral equivalent to variation margin is exchanged to cover the mark-to-market exposure on a daily basis. As of September 30, 2023 and December 31, 2022, the Bank held a total of $149.7 million and $51.9 million, respectively, of counterparty bank cash as collateral on these bilateral positions.

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

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate lock commitments	$—	$50	$427	$18
Interest rate futures	—	—	1,630	392
Interest rate forward sales commitments	441	512	13	601
Interest rate swaps	—	14,657	401,515	270,009
Foreign currency derivatives	328	225	236	185
Total derivative assets and liabilities	$769	$15,444	$403,821	$271,205

As a result of rising interest rates, the Company’s bilateral interest rate swaps were in a net asset position, however, the collateral netted against that asset position, leaving the swaps in a net liability position.

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the periods indicated:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate lock commitments	$(376)	$(2,149)	$(459)	$(6,907)
Interest rate futures	(4,733)	(14,128)	(9,719)	(14,128)
Interest rate forward sales commitments	1,008	10,017	790	49,468
Interest rate swaps	5,700	4,194	3,445	18,578
Foreign currency derivatives	43	779	(36)	2,283
Total derivative gains (losses)	$1,642	$(1,287)	$(5,979)	$49,294

Note 11 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$135,845	$84,040	$255,184	$253,788

Weighted average number of common shares outstanding - basic (1)	208,070	129,319	190,997	129,262
Effect of potentially dilutive common shares (1), (2)	575	414	549	440
Weighted average number of common shares outstanding - diluted (1)	208,645	129,733	191,546	129,702
Earnings per common share:
Basic (1)	$0.65	$0.65	$1.34	$1.96
Diluted (1)	$0.65	$0.65	$1.33	$1.96
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

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restricted stock awards and units	878	—	749	—

Note 12 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		September 30, 2023		December 31, 2022
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,403,695	$2,403,695	$1,294,643	$1,294,643
Equity and other investment securities	1,2	73,638	73,638	72,959	72,959
Investment securities available for sale	1,2	8,503,986	8,503,986	3,196,166	3,196,166
Investment securities held to maturity	3	2,344	3,058	2,476	3,197
Loans held for sale	2	60,313	60,313	71,647	71,647
Loans and leases, net	2,3	36,754,038	35,285,963	25,854,846	24,399,370
Restricted equity securities	1	168,524	168,524	47,144	47,144
Residential mortgage servicing rights	3	117,640	117,640	185,017	185,017
Bank owned life insurance	1	648,232	648,232	331,759	331,759
Derivatives	2,3	769	769	15,444	15,444
Financial liabilities:
Demand, money market, and savings deposits	1	$35,799,702	$35,799,702	$24,355,381	$24,355,381
Time deposits	2	5,824,666	5,783,410	2,710,231	2,667,535
Securities sold under agreements to repurchase	2	258,383	258,383	308,769	308,769
Borrowings	2	3,985,000	3,984,939	906,175	905,591
Junior subordinated debentures, at fair value	3	331,545	331,545	323,639	323,639
Junior and other subordinated debentures, at amortized cost	3	107,952	91,864	87,813	80,922
Derivatives	2,3	403,821	403,821	271,205	271,205

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$60,705	$42,246	$18,459	$—
Equity securities held in rabbi trusts	12,933	12,933	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,436,552	366,216	1,070,336	—
Obligations of states and political subdivisions	998,798	—	998,798	—
Mortgage-backed securities and collateralized mortgage obligations	6,068,636	—	6,068,636	—
Loans held for sale, at fair value	60,313	—	60,313	—
Loans and leases, at fair value	257,911	—	257,911	—
Residential mortgage servicing rights, at fair value	117,640	—	—	117,640
Derivatives
Interest rate forward sales commitments	441	—	441	—
Foreign currency derivatives	328	—	328	—
Total assets measured at fair value	$9,014,257	$421,395	$8,475,222	$117,640
Financial liabilities:
Junior subordinated debentures, at fair value	$331,545	$—	$—	$331,545
Derivatives
Interest rate lock commitments	427	—	—	427
Interest rate futures	1,630	—	1,630	—
Interest rate forward sales commitments	13	—	13	—
Interest rate swaps	401,515	—	401,515	—
Foreign currency derivatives	236	—	236	—
Total liabilities measured at fair value	$735,366	$—	$403,394	$331,972

(in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$61,593	$44,256	$17,337	$—
Equity securities held in rabbi trusts	11,366	11,366	—	—
Investment securities available for sale
U.S. Treasury and agencies	936,174	225,853	710,321	—
Obligations of states and political subdivisions	269,800	—	269,800	—
Mortgage-backed securities and collateralized mortgage obligations	1,990,192	—	1,990,192	—
Loans held for sale, at fair value	71,647	—	71,647	—
Loans and leases, at fair value	285,581	—	285,581	—
Residential mortgage servicing rights, at fair value	185,017	—	—	185,017
Derivatives
Interest rate lock commitments	50	—	—	50
Interest rate forward sales commitments	512	—	512	—
Interest rate swaps	14,657	—	14,657	—
Foreign currency derivatives	225	—	225	—
Total assets measured at fair value	$3,826,814	$281,475	$3,360,272	$185,067
Financial liabilities:
Junior subordinated debentures, at fair value	$323,639	$—	$—	$323,639
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate futures	392	—	392	—
Interest rate forward sales commitments	601	—	601	—
Interest rate swaps	270,009	—	270,009	—
Foreign currency derivatives	185	—	185	—
Total liabilities measured at fair value	$594,844	$—	$271,187	$323,657

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of September 30, 2023, there were $257.9 million in mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2023:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$117,640	Discounted cash flow
			Constant prepayment rate	6.07% - 26.05%	6.49%
			Discount rate	9.50% - 16.04%	10.23%
Liabilities:
Interest rate lock commitments, net	$427	Internal pricing model
			Pull-through rate	73.20% - 100.00%	89.53%
Junior subordinated debentures	$331,545	Discounted cash flow
			Credit spread	1.59% - 4.94%	3.18%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$172,929	$(51)	$(312,872)	$179,558	$(117)	$(321,268)
Change included in earnings	507	(122)	(7,603)	11,425	(1,072)	(4,348)
Change in fair values included in comprehensive income/loss	—	—	(19,677)	—	—	(4,043)
Purchases and issuances	1,658	(685)	—	5,194	1,376	—
Sales and settlements	(57,454)	431	8,607	—	(2,453)	3,915
Ending balance	$117,640	$(427)	$(331,545)	$196,177	$(2,266)	$(325,744)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$5,308	$(427)	$(7,603)	$16,403	$(2,266)	$(4,348)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(19,677)	$—	$—	$(4,043)

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$185,017	$32	$(323,639)	$123,615	$4,641	$(293,081)
Change included in earnings	(14,350)	(288)	(21,331)	52,165	(7,779)	(9,941)
Change in fair values included in comprehensive income/loss	—	—	(8,503)	—	—	(31,810)
Purchases and issuances	4,427	(663)	—	20,397	9,074	—
Sales and settlements	(57,454)	492	21,928	—	(8,202)	9,088
Ending balance	$117,640	$(427)	$(331,545)	$196,177	$(2,266)	$(325,744)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$129	$(427)	$(21,331)	$67,451	$(2,266)	$(9,941)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(8,503)	$—	$—	$(31,810)

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized losses on fair value of junior subordinated debentures of $19.7 million and $8.5 million for the three and nine months ended September 30, 2023, were recorded net of tax as other comprehensive losses of $14.6 million and $6.3 million, respectively. Comparatively, unrealized losses on fair value of junior subordinated debentures of $4.0 million and $31.8 million were recorded net of tax as other comprehensive losses of $3.0 million and $23.6 million for the three and nine months ended September 30, 2022, respectively. The change recorded for three and nine months ended September 30, 2023 was due to a decrease in the discount rate, driven by a decrease in credit spread from the elevated levels in the first two quarters of 2023 due to the bank failures late in the first quarter.

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment, typically on collateral-dependent loans. The following tables present information about the Company's assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$2,159	$—	$—	$2,159
Total assets measured at fair value on a nonrecurring basis	$2,159	$—	$—	$2,159

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$3,216	$—	$—	$3,216
Total assets measured at fair value on a nonrecurring basis	$3,216	$—	$—	$3,216

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loans and leases	$25,729	$8,621	$74,010	$25,153
Total losses from nonrecurring measurements	$25,729	$8,621	$74,010	$25,153

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis, excluding goodwill. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information for loans and leases.

The loans and leases amounts above represent collateral-dependent loans and leases that have been adjusted to fair value. When a loan or non-homogeneous lease is identified as collateral dependent, the Bank measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is determined that the collateral has little to no value. If it is determined that the value of the collateral-dependent loan or lease is less than its recorded investment, the Bank recognizes this impairment and adjusts the carrying value of the loan or lease to fair value, less costs to sell, through the allowance for credit losses. The loss represents charge-offs on collateral-dependent loans and leases for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	September 30, 2023			December 31, 2022
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$30,982	$30,673	$309	$71,647	$70,219	$1,428
Loans	$257,911	$322,523	$(64,612)	$285,581	$333,469	$(47,888)

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2023, the Company recorded net decreases in fair value of $597,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded net decreases in fair value of $7.8 million and $14.6 million, respectively.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three and nine months ended September 30, 2023, the Company recorded net decreases in fair value of $19.2 million and $16.7 million, respectively, as compared to net decreases in fair value of $26.4 million and $62.7 million for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2023, the Company had a net deferred tax asset of $469.8 million, which includes $2.5 million of federal and state NOL carry-forwards, expiring in tax years 2030-2032.

The Company recorded income tax expense of $88.9 million and $84.4 million for the nine months ended September 30, 2023 and 2022, respectively, representing effective tax rates of 25.8% and 24.9%, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

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
•our ability to retain deposits, especially during branch consolidations and integration activities related to the Mergers;
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
•regulatory limits on the Bank's ability to pay dividends to the Company that could impact the timing and amount of dividends to shareholders;
•financial services reform and the impact of legislation and implementing regulations on our business operations, including our compliance costs, interest expense, and revenue;
•a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyber-attacks;
•success, impact, and timing of our business strategies, including market acceptance of any new products or services;
•the outcome of legal proceedings;
•our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk and regulatory and compliance risk;
•the possibility that the anticipated benefits of the Mergers are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business;
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

Through the Bank, we provide a broad range of banking, private banking, mortgage and other financial services to corporate, institutional, small business, and individual customers. FinPac, a commercial equipment leasing company, is a Bank subsidiary. The Company’s subsidiary, Columbia Trust, is an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Washington, Oregon, and Idaho. Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

The vast majority of the Bank’s loans and deposits are within its service areas in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. Umpqua Bank is an Oregon state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC.

Executive Overview

The following is a discussion of our results for the three and nine months ended September 30, 2023, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.65 for the three months ended September 30, 2023, as compared to $0.64 for the three months ended June 30, 2023. The increase for the three months ended September 30, 2023, as compared to the prior period, was primarily driven by a decrease in non-interest expense largely due to a decline in merger-related expenses. This increase was partially offset by an increase in the provision for credit losses, mostly attributable to portfolio mix changes and credit migration trends.

•Net interest margin, on a tax-equivalent basis, was 3.91% for the three months ended September 30, 2023, as compared to 3.93% for the three months ended June 30, 2023. The decrease for the three months ended September 30, 2023 was due to higher funding costs, partially offset by higher yields on loans and investments.

•Non-interest income was $44.0 million for the three months ended September 30, 2023, as compared to $39.7 million for the three months ended June 30, 2023. The increase was largely driven by a $9.4 million increase in mortgage banking revenue, which was a result of more favorable MSR fair value adjustments compared to the prior quarter and an increase in card-based revenue, partially offset by a decrease in other income driven by an unfavorable fair value adjustment to loans held for investment.

•Non-interest expense was $304.1 million for the three months ended September 30, 2023, as compared to $328.6 million for the three months ended June 30, 2023. The decrease reflects the realization of cost savings and includes a $10.7 million decrease in merger-related expenses and a $7.5 million decrease in occupancy and equipment, mainly due to consolidation of 47 branches in the second quarter and realization of cost synergies due to the Merger.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.33 for the nine months ended September 30, 2023, as compared to $1.96 for the nine months ended September 30, 2022. The decrease for the nine months ended September 30, 2023, as compared to the prior period, was primarily driven by an increase in interest expense as a result of higher funding costs related to deposit and liability mix shifting and rising interest rates and higher merger-related expenses associated with the Merger, partially offset by higher interest income on loans and leases as a result of additional loans acquired through the Merger. The increase in average diluted shares to 191.5 million for the nine months ended September 30, 2023, as compared to 129.7 million for the nine months ended September 30, 2022, also contributed to the decline. The increase in average diluted shares reflects shares issued on February 28, 2023 in connection with the Merger.

•Net interest margin, on a tax-equivalent basis, was 3.96% for the nine months ended September 30, 2023, as compared to 3.48% for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was due to an increase in interest earning asset average balances and yields given upward interest rate movements, with the largest average rate increase in the loan category, as well as seven months of purchase accounting accretion and amortization. These effects were partially offset by higher funding costs. Trends affecting net interest margin had a similar impact on net interest income, which increased to $1.3 billion for the nine months ended September 30, 2023, compared to $764.5 million for the nine months ended September 30, 2022, partly reflecting a larger balance sheet for the nine months ended September 30, 2023, as a result of the Merger.

•Non-interest income was $138.4 million for the nine months ended September 30, 2023, as compared to $164.6 million for the nine months ended September 30, 2022. The decrease was primarily driven by a $25.1 million unfavorable change in cumulative fair value adjustments and a $34.0 million decrease in revenue related to origination and sales of residential mortgages, partially offset by increases in service charges on deposits, card-based fees, and financial services and trust revenue, due to seven months of the higher run rate for the combined organization.

•Non-interest expense was $975.5 million for the nine months ended September 30, 2023, as compared to $540.0 million for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 reflects an increase in merger-related expenses of $158.8 million in addition to seven months of the higher expense run rate for the combined organization.

Comparison of current period to prior year end period

•Total loans and leases were $37.2 billion as of September 30, 2023, an increase of $11.0 billion, as compared to December 31, 2022. The increase in total loans was primarily due to $10.9 billion in loans acquired through the Merger.

•Total deposits were $41.6 billion as of September 30, 2023, an increase of $14.6 billion, as compared to December 31, 2022. The increase was primarily due to $15.2 billion in deposits assumed through the Merger, partially offset by declining existing customer balances due primarily to the impact of inflation and market liquidity tightening.

•Total consolidated assets were $52.0 billion and $31.8 billion as of September 30, 2023 and December 31, 2022, respectively. The increase was primarily due to $19.2 billion in acquired assets as a result of the Merger, with the bulk of the increase being attributable to loans and investment securities acquired through the Merger and an increase in goodwill of $1.0 billion during the period.

Credit Quality

•Non-performing assets increased to $105.7 million, or 0.20% of total assets, as of September 30, 2023, compared to $58.8 million, or 0.18% of total assets, as of December 31, 2022. Non-performing loans and leases were $104.5 million, or 0.28% of total loans and leases, as of September 30, 2023, compared to $58.6 million, or 0.22% of total loans and leases, as of December 31, 2022. The increases in non-performing assets and non-performing loans primarily reflect assets acquired as a result of the Merger, as well as isolated credit deterioration related to two specific commercial accounts. The ratios are moving toward a more standard credit environment following a phase of exceptionally high quality performance.

•The allowance for credit losses was $438.0 million as of September 30, 2023, an increase of $122.7 million compared to December 31, 2022. The increase in the allowance for credit losses was due to the growth of the loan portfolio, largely due to loans acquired through the Merger, and changes in the economic forecasts used in the credit models. Related to the merger, the allowance includes a $26.5 million upward adjustment due to PCD loans acquired through the Merger.

•The Company had a provision for credit losses of $36.7 million and $158.3 million for the three and nine months ended September 30, 2023, respectively. This compares to a provision for credit losses of $16.0 million for the three months ended June 30, 2023 and $51.1 million for the nine months ended September 30, 2022. The increase for the three months ended September 30, 2023 compared to the prior quarter was mainly due to changes in the portfolio mix and credit migration trends. The nine months ended September 30, 2023 included an $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger. This initial provision, as well as changes to the economic forecast, contributed to the increase when compared to the same period in the prior year.

Liquidity

•Total cash and cash equivalents were $2.4 billion as of September 30, 2023, an increase of $1.1 billion from December 31, 2022. The increase in cash and cash equivalents is mainly due to a strategic decision to increase on-balance sheet liquidity.

•Including secured off-balance sheet lines of credit, total available liquidity was $19.1 billion as of September 30, 2023, representing 37% of total assets, 46% of total deposits, and 142% of uninsured deposits.

Capital and Growth Initiatives

•The Company realized $140 million in annualized cost-savings due to the Merger by the end of the third quarter, exceeding our original $135 million target.

•The Company's total risk-based capital ratio was 11.6% and its common equity tier 1 ("CET1") capital ratio was 9.5% as of September 30, 2023. As of December 31, 2022, the Company's total risk-based capital ratio was 13.7% and its CET1 capital ratio was 11.0%. The decline in regulatory capital ratios was primarily driven by initial fair value marks related to historical Columbia asset and liability balances as a result of the Merger.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on September 11, 2023.

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

The adequacy of the ACL is monitored on a regular basis and is based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. As of September 30, 2023, the Bank used Moody's Analytics' August 2023 baseline scenario to estimate the ACL. To assess the sensitivity in the ACL results and, when necessary, to inform qualitative adjustments, the Bank used a second scenario, Moody's Analytics' August S2 scenario, that differs in terms of severity, both favorable and unfavorable. For additional information related to the Company's ACL, see Note 5 in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of September 30, 2023.

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

Results of Operations

As of September 30, 2023, Columbia's financial results for any periods ended prior to February 28, 2023 reflect UHC results only on a standalone basis. In addition, Columbia's reported financial results for the first quarter of 2023 reflect UHC financial results only until the closing of the Merger after the close of business on February 28, 2023. As a result of these two factors, Columbia's financial results for the first, second, and third quarters of 2023 and the nine months ended September 30, 2023, may not be directly comparable to prior or future reported periods.

Comparison of current quarter to prior quarter

The Company had net income of $135.8 million for the three months ended September 30, 2023, compared to net income of $133.4 million for the three months ended June 30, 2023. The increase in net income is mainly attributable to a decrease in non-interest expense and an increase in non-interest income, partially offset by an increase in provision for credit loss and a decrease in net interest income. The decrease in non-interest expense is mainly due to reductions in merger-related expenses, occupancy and equipment and salaries and employee benefits, all impacted by realized cost synergies due to the Merger. The increase in non-interest income was primarily due to an increase in card-based fees and a favorable change in cumulative fair value adjustments and MSR hedging activity. The increase in provision for credit loss was due to portfolio mix changes and credit migration trends. The decrease in net interest income was a result of higher funding costs, partially offset by higher average yields on loans and investments as well as purchase accounting accretion and amortization that was $77.3 million for the quarter, as compared to $74.4 million in the previous quarter. At September 30, 2023, the remaining discount on acquired loans and securities was $1.2 billion; the discount is expected to accrete into income over time, providing a build to capital.

Comparison of current year-to-date to prior year period

For the nine months ended September 30, 2023, the Company had net income of $255.2 million, compared to net income of $253.8 million for the same period in the prior year. The increase was mainly attributable to an increase in net interest income, partially offset by increases in non-interest expense and the provision for credit losses, as well as a decrease in non-interest income. The increase in net interest income was due to higher loan interest income from increasing rates and higher average loan and lease balances, as well as the addition of historical Columbia portfolios. In addition to the favorable impact of higher interest rates, the increase in net interest income is due to the impact of purchase accounting accretion and amortization that was $184.4 million for the nine months ended September 30, 2023. The increase was partially offset by higher funding costs. The increase in non-interest expense was mainly driven by higher merger-related expenses, salaries and employee benefits and intangible amortization, all of which were impacted by the Merger. The change in the provision was primarily due to the initial provision for historical Columbia non-PCD loans, in addition to changes in the economic forecast. The decrease in non-interest income is primarily due to a decrease in residential mortgage banking revenue as compared to the prior year, driven by an unfavorable change in fair value of MSR asset and lower revenue from the origination and sale of residential mortgages given lower volumes due to rising interest rates. This unfavorable change was partially offset by a favorable change in the fair value of certain loans held for investment and higher customer-related income due primarily to the Merger.

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

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Return on average assets	1.02%	1.00%	0.70%	1.11%
Return on average common shareholders' equity	11.07%	10.84%	7.77%	12.94%
Return on average tangible common shareholders' equity	16.93%	16.63%	11.21%	12.98%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,866,975	$4,935,239	$4,389,549	$2,621,725
Less: average goodwill and other intangible assets, net	1,684,093	1,718,705	1,345,833	7,369
Average tangible common shareholders' equity	$3,182,882	$3,216,534	$3,043,716	$2,614,356

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Columbia believes the exclusion of certain intangible assets in the computation of tangible common equity and the tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSR). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSR). The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible common equity and the tangible common equity ratio are considered non-GAAP financial measures and should be viewed in conjunction with total shareholders' equity and the total shareholders' equity ratio.

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Total shareholders' equity	$4,632,162	$2,479,826
Subtract:
Goodwill	1,029,234	—
Other intangible assets, net	636,883	4,745
Tangible common shareholders' equity	$2,966,045	$2,475,081
Total assets	$51,993,815	$31,848,639
Subtract:
Goodwill	1,029,234	—
Other intangible assets, net	636,883	4,745
Tangible assets	$50,327,698	$31,843,894
Total shareholders' equity to total assets ratio	8.91%	7.79%
Tangible common equity ratio	5.89%	7.77%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended September 30, 2023 was $480.9 million, a decrease of $3.1 million compared to the three months ended June 30, 2023. The decrease was driven by a $23.4 million increase in interest expense due to higher average rates, partially offset by a $20.3 million increase in interest income, largely driven by interest and fees on loans and leases primarily due to higher coupon interest rates.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.91% for the three months ended September 30, 2023, as compared to 3.93% for the three months ended June 30, 2023. The decrease in net interest margin resulted from the higher average cost of interest-bearing liabilities, which was partially offset by higher yields on loans and leases.

The yield on loans and leases for the three months ended September 30, 2023 increased by 13 basis points as compared to the three months ended June 30, 2023, primarily attributable to the impact of the higher interest rate environment increasing yields on floating and adjustable rate loans.

The cost of interest-bearing liabilities for the three months ended September 30, 2023 increased by 27 basis points compared to the three months ended June 30, 2023, due primarily to rising interest rates. Deposit costs were impacted by the decision to replace a portion of maturing FHLB advances with brokered deposits during the third quarter, which increased the cost of deposits but was fairly neutral to the cost of interest-bearing liabilities.

Comparison of current year-to-date to prior year period

Net interest income for the nine months ended September 30, 2023 was $1.3 billion, an increase of $575.0 million compared to the nine months ended September 30, 2022. The increase was due primarily to higher loan interest income from increasing rates and higher average loan and lease balances, attributable to the addition of historical Columbia portfolios and organic growth over the past year, as well as seven months of purchase accounting accretion and amortization, partially offset by higher interest expense as a result of the higher rate environment and higher average balances in deposits, largely due to the Merger, and term borrowings due to market liquidity tightening.

The net interest margin on a fully tax-equivalent basis was 3.96% for the nine months ended September 30, 2023, as compared to 3.48% for the nine months ended September 30, 2022. The increase in net interest margin primarily resulted from an increase in the average yields on interest-earning assets due to the higher rate environment and seven months of purchase accounting accretion and amortization, which more than offset correspondingly higher funding costs.

The yield on loans and leases for the nine months ended September 30, 2023, increased by 182 basis points as compared to the same period in 2022, primarily attributable to the rising interest rate environment and purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities increased by 212 basis points for the nine months ended September 30, 2023, as compared to the same period in 2022, due to a higher mix of higher-cost time deposits and term borrowings, as well as rising interest rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	September 30, 2023			June 30, 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$199,855	$1,741	3.49%	$46,794	$682	5.83%
Loans and leases (1)	37,050,518	567,929	6.08%	37,169,315	551,997	5.95%
Taxable securities	8,356,165	85,007	4.07%	8,656,147	81,617	3.77%
Non-taxable securities (2)	844,417	8,085	3.83%	865,278	8,010	3.70%
Temporary investments and interest-bearing cash	2,530,150	34,407	5.40%	2,704,984	34,616	5.13%
Total interest-earning assets (1), (2)	48,981,105	$697,169	5.65%	49,442,518	$676,922	5.48%
Goodwill and other intangible assets	1,684,093			1,718,705
Other assets	2,346,163			2,379,351
Total assets	$53,011,361			$53,540,574
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$6,578,849	$25,209	1.52%	$6,131,117	$17,277	1.15%
Money market deposits	10,249,028	50,039	1.94%	10,362,495	41,703	1.60%
Savings deposits	3,109,779	1,253	0.16%	3,297,138	877	0.11%
Time deposits	5,184,089	50,473	3.86%	4,703,967	40,551	3.46%
Total interest-bearing deposits	25,121,745	126,974	2.01%	24,494,717	100,408	1.64%
Repurchase agreements and federal funds purchased	268,444	1,220	1.80%	284,347	1,071	1.51%
Borrowings	5,603,207	77,080	5.46%	6,187,363	81,004	5.25%
Junior and other subordinated debentures	420,582	9,864	9.30%	405,989	9,271	9.16%
Total interest-bearing liabilities	31,413,978	$215,138	2.72%	31,372,416	$191,754	2.45%
Non-interest-bearing deposits	15,759,720			16,361,541
Other liabilities	970,688			871,378
Total liabilities	48,144,386			48,605,335
Common equity	4,866,975			4,935,239
Total liabilities and shareholders' equity	$53,011,361			$53,540,574
NET INTEREST INCOME (2)		$482,031			$485,168
NET INTEREST SPREAD (2)			2.93%			3.03%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.91%			3.93%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million for the three months ended September 30, 2023, as compared to approximately $1.2 million for the three months ended June 30, 2023.

	Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$100,753	$3,222	4.26%	$240,928	$7,209	3.99%
Loans and leases (1)	34,765,319	1,532,652	5.88%	23,676,201	720,699	4.06%
Taxable securities	7,336,862	207,072	3.76%	3,445,386	54,412	2.11%
Non-taxable securities (2)	717,064	20,163	3.75%	222,375	5,098	3.06%
Temporary investments and interest bearing cash	2,283,461	87,604	5.13%	1,718,832	9,387	0.73%
Total interest-earning assets (1), (2)	45,203,459	$1,850,713	5.46%	29,303,722	$796,805	3.62%
Goodwill and other intangible assets	1,345,833			7,369
Other assets	2,159,775			1,229,936
Total assets	$48,709,067			$30,541,027
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$5,829,737	$52,301	1.20%	$3,846,202	$2,813	0.10%
Money market deposits	9,857,001	123,980	1.68%	7,519,200	8,942	0.16%
Savings deposits	3,032,653	2,686	0.12%	2,433,651	654	0.04%
Time deposits	4,371,643	112,028	3.43%	1,623,742	4,612	0.38%
Total interest-bearing deposits	23,091,034	290,995	1.68%	15,422,795	17,021	0.15%
Repurchase agreements and federal funds purchased	277,896	2,697	1.30%	502,998	674	0.18%
Borrowings	4,726,335	186,848	5.29%	34,662	897	3.46%
Junior and other subordinated debentures	414,855	27,605	8.90%	394,803	12,641	4.28%
Total interest-bearing liabilities	28,510,120	$508,145	2.38%	16,355,258	$31,233	0.26%
Non-interest-bearing deposits	14,937,028			11,115,618
Other liabilities	872,370			448,426
Total liabilities	44,319,518			27,919,302
Common equity	4,389,549			2,621,725
Total liabilities and shareholders' equity	$48,709,067			$30,541,027
NET INTEREST INCOME (2)		$1,342,568			$765,572
NET INTEREST SPREAD (2)			3.08%			3.36%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.96%			3.48%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.0 million for the nine months ended September 30, 2023, as compared to approximately $1.0 million for the same period in 2022.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Nine Months Ended
	September 30, 2023 compared to June 30, 2023			September 30, 2023 compared to September 30, 2022
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,430	$(371)	$1,059	$(4,450)	$463	$(3,987)
Loans and leases	(1,144)	17,076	15,932	414,122	397,831	811,953
Taxable securities	(2,871)	6,261	3,390	89,956	62,704	152,660
Non-taxable securities (1)	(195)	270	75	13,672	1,393	15,065
Temporary investments and interest-bearing cash	(2,093)	1,884	(209)	4,044	74,173	78,217
Total interest-earning assets (1)	(4,873)	25,120	20,247	517,344	536,564	1,053,908
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	1,662	6,270	7,932	2,166	47,322	49,488
Money market deposits	(682)	9,018	8,336	3,617	111,421	115,038
Savings deposits	(51)	427	376	197	1,835	2,032
Time deposits	4,619	5,303	9,922	18,709	88,707	107,416
Repurchase agreements and federal funds purchased	(60)	209	149	(766)	2,789	2,023
Borrowings	(7,268)	3,344	(3,924)	185,230	721	185,951
Junior and other subordinated debentures	412	181	593	673	14,291	14,964
Total interest-bearing liabilities	(1,368)	24,752	23,384	209,826	267,086	476,912
Net increase in net interest income (1)	$(3,505)	$368	$(3,137)	$307,518	$269,478	$576,996
(1) Tax exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $36.7 million provision for credit losses for the three months ended September 30, 2023, as compared to a $16.0 million provision for the three months ended June 30, 2023. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended September 30, 2023 was 0.39%, as compared to 0.17% for the three months ended June 30, 2023. The increase relates to portfolio mix changes and credit migration trends.

For the three months ended September 30, 2023, net charge-offs were $23.1 million, as compared to $28.1 million for the three months ended June 30, 2023. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended September 30, 2023 were 0.25%, as compared to 0.30% for the three months ended June 30, 2023. The majority of net charge-offs related to leases and equipment finance loans included within the commercial loan portfolio.

Comparison of current year-to-date to prior year period

The Company had a $158.3 million provision for credit losses for the nine months ended September 30, 2023, as compared to $51.1 million for the nine months ended September 30, 2022. The increase is primarily driven by the initial provision for historical Columbia non-PCD loans, changes in the economic forecast, and organic growth in the loan and lease portfolio. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the nine months ended September 30, 2023 was 0.61%, as compared to 0.29% for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net charge-offs were $67.9 million, as compared to $18.4 million for the nine months ended September 30, 2022. As an annualized percentage of average outstanding loans and leases, net charge-offs for the nine months ended September 30, 2023 were 0.26%, as compared to 0.10% for the nine months ended September 30, 2022. The majority of net charge-offs relate to leases and equipment finance loans included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $28.0 million as of September 30, 2023 have a related allowance for credit losses of $24.5 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	Change Amount	Change Percent	September 30, 2023	September 30, 2022	Change Amount	Change Percent
Service charges on deposits	$17,410	$16,454	$956	6%	$48,176	$36,226	$11,950	33%
Card-based fees	15,674	13,435	2,239	17%	40,670	28,353	12,317	43%
Financial services and trust revenue	4,651	4,512	139	3%	10,460	65	10,395	nm
Residential mortgage banking revenue, net	7,103	(2,342)	9,445	nm	12,577	108,671	(96,094)	(88)%
Gain on sale of debt securities, net	4	—	4	nm	4	2	2	100%
Loss on equity securities, net	(2,055)	(697)	(1,358)	195%	(336)	(7,383)	7,047	(95)%
Gain on loan and lease sales, net	1,871	442	1,429	323%	3,253	5,165	(1,912)	(37)%
Bank owned life insurance income	4,440	4,063	377	9%	11,293	6,220	5,073	82%
Other (losses) income	(5,117)	3,811	(8,928)	(234)%	12,297	(12,670)	24,967	nm
Total non-interest income	$43,981	$39,678	$4,303	11%	$138,394	$164,649	$(26,255)	(16)%

Comparison of current quarter to prior quarter

Residential mortgage banking revenue increased $9.4 million as compared to the three months ended June 30, 2023. The variance for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, was driven by a $5.3 million gain on the fair value of the MSR asset due to valuation inputs or assumptions compared to a loss of $2.2 million for the three months ended June 30, 2023. The loss in the prior quarter was due to the planned sale of approximately one-third of the MSR portfolio, which related to $4.4 billion in serviced loans and was marked to the sales price as of June 30, 2023. In addition to this favorable change, there was a favorable change of $2.9 million related to losses on MSR hedges when compared to the three months ended June 30, 2023.

Other income for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, decreased primarily due to a loss on the fair value of certain loans held for investment of $19.2 million, as compared to a loss of $7.0 million, respectively. The decrease was partially offset by swap derivatives with a larger gain in the current quarter compared to the prior quarter, resulting in a favorable change of $4.4 million.

Comparison of current year-to-date to prior year period

Services charges on deposits, card-based fees and financial services and trust revenue increased for the nine months ended September 30, 2023, as compared to the same period in the prior year, due to the Merger, and seven months of combined operations, which resulted in higher income.

Residential mortgage banking revenue decreased $96.1 million compared to the nine months ended September 30, 2022. The variance for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was driven by a lower gain during the current year period of $129,000 on fair value of the MSR asset due to valuation inputs or assumptions, compared to a fair value gain of $67.5 million for the nine months ended September 30, 2022. In addition, revenue from origination and sale of mortgages decreased by $33.3 million compared to the nine months ended September 30, 2022 due to a 78% decline in closed loan volume of for-sale mortgages.

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

In the latter part of 2022, Management made a number of structural changes within the mortgage banking segment intended to reduce expenses, limit the impact of fair value changes to the income statement, and moderate portfolio mortgage growth. Included in these actions, which were undertaken to improve profitability and enhance strategic balance sheet management, was the initiation of MSR hedges which were put in place with the intention of minimizing the interest rate risk of MSRs and reducing net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions. Management notes that mortgages remain an important product for the bank and for our customers, though we expect a smaller impact on the financial statements in the future as we downsized the scale of mortgage operations.

Other income for the nine months ended September 30, 2023 increased as compared to the nine months ended September 30, 2022, due to a favorable change in the loss on the fair value of certain loans held for investment resulting from a loss of $16.7 million for the nine months ended September 30, 2023 as compared to a loss of $62.7 million for the nine months ended September 30, 2022. The favorable change between periods was partially offset by a decrease in swap derivatives with a smaller gain for the nine months ended September 30, 2023 compared to the prior year period, resulting in an unfavorable change $15.5 million, as well as other miscellaneous fluctuations in income.

The following table presents our residential mortgage banking revenue for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Origination and sale	$2,442	$3,166	$9,195	$42,460
Servicing	8,887	9,167	27,451	28,174
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,801)	(4,797)	(14,479)	(15,286)
Changes in valuation inputs or assumptions (1)	5,308	(2,242)	129	67,451
MSR hedges loss	(4,733)	(7,636)	(9,719)	(14,128)
Residential mortgage banking revenue, net	$7,103	$(2,342)	$12,577	$108,671

Loans Held for Sale Production Statistics:
Closed loan volume for-sale	$103,333	$119,476	$354,535	$1,622,633
Gain on sale margin	2.36%	2.65%	2.59%	2.62%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	Change Amount	Change Percent	September 30, 2023	September 30, 2022	Change Amount	Change Percent
Salaries and employee benefits	$159,041	$163,398	$(4,357)	(3)%	$458,531	$333,244	$125,287	38%
Occupancy and equipment, net	43,070	50,550	(7,480)	(15)%	135,320	104,430	30,890	30%
Communications	4,589	4,357	232	5%	11,972	7,881	4,091	52%
Marketing	2,886	1,937	949	49%	5,882	5,552	330	6%
Services	14,341	14,094	247	2%	41,278	39,094	2,184	6%
FDIC assessments	11,200	11,579	(379)	(3)%	28,892	10,477	18,415	176%
Intangible amortization	29,879	35,553	(5,674)	(16)%	78,092	3,076	75,016	nm
Merger-related expenses	18,938	29,649	(10,711)	(36)%	164,485	5,719	158,766	nm
Other expenses	20,203	17,442	2,761	16%	51,072	30,495	20,577	67%
Total non-interest expense	$304,147	$328,559	$(24,412)	(7)%	$975,524	$539,968	$435,556	81%

Comparison of current quarter to prior quarter

Occupancy and equipment, net decreased during the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, due primarily to equipment upgrades that were done in the prior quarter and not repeated in the third quarter.

Merger-related expenses decreased $10.7 million during the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, with the largest driver being premises and equipment expenses due to the second quarter of 2023 having elevated lease and fixed asset write-offs associated with branch consolidations.

Comparison of current year-to-date to prior year period

Salaries and employee benefits increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the current year including seven months of expenses as a combined company with a larger employee base.

Occupancy and equipment, net increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due mainly to an increase in branch locations and software costs related to the Merger.

FDIC assessments increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due mainly to the impact of having a larger balance sheet as a result of the Merger, in addition to an increase in the deposit insurance assessment rates by two basis points for all insured depository institutions in 2023.

Intangible amortization increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to amortization associated with the core deposit intangible added as a result of the Merger.

Merger-related expenses increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, with the largest driver being legal and professional fees and personnel fees, which were primarily accrued in the first quarter. Refer to Note 2 - Business Combination for the breakout of merger-related expenses.

Other expense increased as compared to the nine months ended September 30, 2022, which included an increase of $9.1 million related to state and local taxes due to locations added with the Merger, as well as other miscellaneous fluctuations in other expenses.

Income Taxes

The Company's effective tax rate for the three and nine month periods ended September 30, 2023 was 26.2% and 25.8%, respectively, as compared to 24.6% and 24.9%, for the same periods in the prior year. The effective tax rate differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments and income on tax-exempt investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $2.4 billion as of September 30, 2023, compared to $1.3 billion as of December 31, 2022. The increase of interest-bearing cash and temporary investments reflects funding by short-term borrowings to maintain a higher on-balance sheet level of liquidity.

Investment Securities

Investment debt securities available for sale were $8.5 billion as of September 30, 2023, compared to $3.2 billion at December 31, 2022. The increase was primarily due to the addition of $6.2 billion in securities acquired at fair value through the Merger, which were categorized as available for sale. Following the close of the Merger, we restructured a portion of the historical Columbia securities portfolio during the first week of March by selling $1.2 billion of securities and purchasing $919.2 million of securities with the proceeds. The restructure transactions resulted in no gain or loss on the statement of operations. Purchases included agencies, mortgage-backed securities, and collateralized mortgage obligation. The restructuring reduced the potential adverse impact to net interest income in a declining interest rate environment as this scenario presents more risk to net interest income than a "higher-for-longer" interest rate scenario. The increase was slightly offset by a decrease of $334.3 million in the fair value of investment securities, due to increasing rates during the period.

The following tables present the par value, amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	September 30, 2023
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,553,741	$1,557,088	$2	$(120,538)	$1,436,552	17%
Obligations of states and political subdivisions	1,137,575	1,074,949	29	(76,180)	998,798	12%
Mortgage-backed securities and collateralized mortgage obligations	7,231,751	6,748,366	69	(679,799)	6,068,636	71%
Total available for sale securities	$9,923,067	$9,380,403	$100	$(876,517)	$8,503,986	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,639	$2,344	$714	$—	$3,058	100%
Total held to maturity securities	$3,639	$2,344	$714	$—	$3,058	100%

	December 31, 2022
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,007,753	$1,035,532	$—	$(99,358)	$936,174	29%
Obligations of states and political subdivisions	289,590	297,610	231	(28,041)	269,800	8%
Mortgage-backed securities and collateralized mortgage obligations	2,371,329	2,405,139	3	(414,950)	1,990,192	63%
Total available for sale securities	$3,668,672	$3,738,281	$234	$(542,349)	$3,196,166	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,873	$2,476	$721	$—	$3,197	100%
Total held to maturity securities	$3,873	$2,476	$721	$—	$3,197	100%

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

The net unrealized loss on historical Columbia securities was eliminated as of February 28, 2023 as part of the reverse merger method of accounting; however, historical Umpqua Bank balances were not marked as part of the Merger. As of September 30, 2023, the available for sale investment portfolio had a net unrealized loss of $876.4 million, which reflects gross unrealized losses of $876.5 million and gross unrealized gains of $100,000. Gross unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $679.8 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of September 30, 2023.

Loans and Leases

Total loans and leases outstanding as of September 30, 2023 were $37.2 billion, an increase of $11.0 billion as compared to December 31, 2022. The increase is primarily attributable to the addition of $10.9 billion in loans acquired through the Merger, noting that net organic growth during the period was partially offset by sales of $698.4 million in loans for the nine months ended September 30, 2023. We elected to sell $649.9 million in non-relationship jumbo residential mortgage, commercial, and commercial real estate loans during the nine months ended September 30, 2023, as these loans were transactional in nature. As of September 30, 2023, $620.6 million of these loans were sold and $29.3 million were classified as held for sale with settlement pending. The loan to deposit ratio as of September 30, 2023 was 89%, as compared to 97% as of December 31, 2022.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of the dates presented:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,490,638	17%	$3,894,840	15%
Owner occupied term, net	5,235,227	14%	2,567,761	10%
Multifamily, net	5,684,495	15%	5,285,791	20%
Construction & development, net	1,669,918	4%	1,077,346	4%
Residential development, net	354,922	1%	200,838	1%
Commercial
Term, net	5,437,915	15%	3,029,547	12%
Lines of credit & other, net	2,353,548	6%	960,054	4%
Leases & equipment finance, net	1,728,991	5%	1,706,172	6%
Residential
Mortgage, net	6,121,838	17%	5,647,035	21%
Home equity loans & lines, net	1,899,948	5%	1,631,965	6%
Consumer & other, net	193,158	1%	154,632	1%
Total, net of deferred fees and costs	$37,170,598	100%	$26,155,981	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, the ACL and asset quality ratios as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Loans and leases on non-accrual status
Commercial real estate, net	$26,053	$5,011
Commercial, net	44,341	25,691
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	70,394	30,702
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	71	1
Commercial, net	8,606	7,909
Residential, net (1)	25,180	19,894
Consumer & other, net	240	134
Total loans and leases past due 90 days or more and accruing (1)	34,097	27,938
Total non-performing loans and leases	104,491	58,640
Other real estate owned	1,170	203
Total non-performing assets	$105,661	$58,843
Allowance for credit losses on loans and leases	$416,560	$301,135
Reserve for unfunded commitments	21,482	14,221
Allowance for credit losses	$438,042	$315,356
Asset quality ratios:
Non-performing assets to total assets	0.20%	0.18%
Non-performing loans and leases to total loans and leases	0.28%	0.22%
Allowance for credit losses on loans and leases to total loans and leases	1.12%	1.15%
Allowance for credit losses to total loans and leases	1.18%	1.21%
Allowance for credit losses to total non-performing loans and leases	419%	538%
(1)Excludes government guaranteed GNMA mortgage loans that Columbia has the right but not the obligation to repurchase that are past due 90 days or more totaling $700,000 at September 30, 2023 and $6.6 million at December 31, 2022.

As of September 30, 2023, there were approximately $48.6 million or 0.13% of total loans, modified due to borrowers experiencing financial difficulties.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of September 30, 2023, there was an increase in nonperforming loans representative of a more normalized credit environment.

Allowance for Credit Losses

The ACL totaled $438.0 million at September 30, 2023, an increase of $122.7 million from December 31, 2022. The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Allowance for credit losses on loans and leases
Balance, beginning of period	$404,603	$417,464	$301,135	$248,412
Initial ACL recorded for PCD loans acquired during the period	—	—	26,492	—
Provision for credit losses on loans and leases (1)	35,082	15,216	156,796	53,025
Charge-offs
Commercial real estate, net	—	(174)	(174)	(8)
Commercial, net	(26,629)	(32,036)	(77,913)	(26,352)
Residential, net	(206)	(4)	(458)	(171)
Consumer & other, net	(1,884)	(1,264)	(3,921)	(2,650)
Total charge-offs	(28,719)	(33,478)	(82,466)	(29,181)
Recoveries
Commercial real estate, net	31	209	298	221
Commercial, net	4,901	4,511	12,470	8,321
Residential, net	156	63	342	638
Consumer & other, net	506	618	1,493	1,629
Total recoveries	5,594	5,401	14,603	10,809
Net recoveries (charge-offs)
Commercial real estate, net	31	35	124	213
Commercial, net	(21,728)	(27,525)	(65,443)	(18,031)
Residential, net	(50)	59	(116)	467
Consumer & other, net	(1,378)	(646)	(2,428)	(1,021)
Total net charge-offs	(23,125)	(28,077)	(67,863)	(18,372)
Balance, end of period	$416,560	$404,603	$416,560	$283,065
Reserve for unfunded commitments
Balance, beginning of period	$19,827	$19,029	$14,221	$12,767
Initial ACL recorded for unfunded commitments acquired during the period	—	—	5,767	—
Provision (recapture) for credit losses on unfunded commitments	1,655	798	1,494	(914)
Balance, end of period	21,482	19,827	21,482	11,853
Total allowance for credit losses	$438,042	$424,430	$438,042	$294,918
As a percentage of average loans and leases (annualized):
Net charge-offs	0.25%	0.30%	0.26%	0.10%
Provision for credit losses	0.39%	0.17%	0.61%	0.29%
Recoveries as a percentage of charge-offs	19.48%	16.13%	17.71%	37.04%
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the first quarter of 2023.

The provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. The increase in the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, is due to portfolio mix changes and credit migration trends. The increase in the provision for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is due to the initial provision for historical Columbia non-PCD loans, organic growth in the loan and lease portfolios, as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of the dates presented:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% loans to total loans	Amount	% loans to total loans
Commercial real estate	$121,719	51%	$77,813	50%
Commercial	225,875	26%	167,135	22%
Residential	61,272	22%	50,329	27%
Consumer & other	7,694	1%	5,858	1%
Allowance for credit losses on loans and leases	$416,560		$301,135

The following table shows the change in the allowance for credit losses from June 30, 2023 to September 30, 2023:

(dollars in thousands)	June 30, 2023	Q3 2023 net recoveries (charge-offs)	Reserve build	September 30, 2023	% of loan and leases outstanding
Commercial real estate	$128,954	$31	$2,723	$131,708	0.68%
Commercial	217,472	(21,728)	37,531	233,275	2.45%
Residential	68,959	(50)	(4,552)	64,357	0.80%
Consumer & Other	9,045	(1,378)	1,035	8,702	4.51%
Total allowance for credit losses	$424,430	$(23,125)	$36,737	$438,042	1.18%
% of loans and leases outstanding	1.15%			1.18%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the third quarter of 2023, the Bank used Moody's Analytics' August 2023 baseline economic forecast, which shows a worsening economic situation from the forecast used in the prior quarter. Refer to Note 5 - Allowance for Credit Losses for further information on key components of the forecast. The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of September 30, 2023 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Balance, beginning of period	$172,929	$178,800	$185,017	$123,615
Additions for new MSR capitalized	1,658	1,168	4,427	20,397
Sale of MSR assets	(57,454)	—	(57,454)	—
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,801)	(4,797)	(14,479)	(15,286)
Changes due to valuation inputs or assumptions (1)	5,308	(2,242)	129	67,451
Balance, end of period	$117,640	$172,929	$117,640	$196,177
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Balance of loans serviced for others	$8,240,950	$13,020,189
MSR as a percentage of serviced loans	1.43%	1.42%

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

Due to changes to inputs in the valuation model, including changes in discount rates and prepayment speeds, the fair value of the MSR asset increased by $5.3 million for the three months ended September 30, 2023 as compared to a decrease of $2.2 million for the three months ended June 30, 2023 and increased $129,000 for the nine months ended September 30, 2023 as compared to an increase of $67.5 million for the nine months ended September 30, 2022. In September 2023, the Company closed the sale of $57.5 million in mortgage servicing rights associated with $4.4 billion of residential mortgage loans serviced for others.

The fair value of the MSR asset decreased by $4.8 million for both the three months ended September 30, 2023 and June 30, 2023 due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs and decreased by $14.5 million compared to a decrease of $15.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Goodwill and Other Intangible Assets

On February 28, 2023, the Company completed the Merger which resulted in $1.0 billion in goodwill, as compared to no goodwill at December 31, 2022. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

At September 30, 2023, we had other intangible assets of $636.9 million, as compared to $4.7 million at December 31, 2022. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the Merger Date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed for impairment. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method.

Deposits

Total deposits were $41.6 billion at September 30, 2023, an increase of $14.6 billion, as compared to December 31, 2022. The increase is attributable to the addition of $15.2 billion in deposits related to the Merger, partially offset by declining existing customer balances due primarily to the impact of inflation and market liquidity tightening.

The following table presents the deposit balances by category as of the dates presented:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$15,532,948	37%	$10,288,849	38%
Interest bearing demand	6,898,831	17%	4,080,469	15%
Money market	10,349,217	25%	7,721,011	29%
Savings	3,018,706	7%	2,265,052	8%
Time, greater than $250,000	904,385	2%	582,838	2%
Time, $250,000 or less	4,920,281	12%	2,127,393	8%
Total deposits	$41,624,368	100%	$27,065,612	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $37.6 billion at September 30, 2023, compared to $25.6 billion at December 31, 2022. The increase in total core deposits between periods was driven by the same factors that contributed to the change in total deposits. The Company's brokered deposits totaled $3.1 billion at September 30, 2023, compared to $866.9 million at December 31, 2022.

Uninsured deposits at September 30, 2023 totaled $13.5 billion, as compared to $10.1 billion at December 31, 2022. The increase was primarily driven by balances added with the Merger. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. We reviewed our methodologies and assumptions following the industry events that brought the level of uninsured deposits into focus during the first half of 2023, which resulted in the reclassification of select balances. At September 30, 2023, total available liquidity was $19.1 billion, or 142% of uninsured deposits.

Borrowings

At September 30, 2023, the Bank had outstanding securities sold under agreements to repurchase of $258.4 million, a decrease of $50.4 million from December 31, 2022. The Bank had outstanding borrowings consisting of advances from the FHLB of $4.0 billion at September 30, 2023 and $906.2 million at December 31, 2022. The increase was due mainly to the addition of $2.3 billion in FHLB advances from the Merger and an additional $765.0 million in net short-term advances borrowed during the nine months ended September 30, 2023. These borrowings were used to fund liquidity for the period. FHLB advances have fixed rates ranging from 4.97% to 5.64% with the majority set to mature before the end of 2023 and the remainder in the first quarter of 2024. Advances from the FHLB are secured by investment securities and loans secured by real estate.

Columbia has a $35.0 million short-term credit facility with an unaffiliated bank. As of September 30, 2023, $35.0 million was outstanding at a variable rate of 7.83%, with a maturity date of November 25, 2023. The credit agreement requires the Company to comply with certain covenants, including those related to asset quality and capital levels. The Company was in compliance with all covenants associated with this facility at September 30, 2023.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $439.5 million and $411.5 million at September 30, 2023 and December 31, 2022, respectively. The increase is mainly due to the addition of $10.0 million in subordinated debt and $10.3 million in junior subordinated debt due to the Merger and an $8.5 million increase in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was due to the implied forward curve shifting higher, partially offset by an increase in the credit spread and spot curve. As of September 30, 2023, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR. These instruments are covered under federal legislation, and the Federal Reserve’s regulations implementing that legislation, which allowed us to replace the LIBOR index with forward term SOFR, plus the statutorily prescribed tenor spread adjustment. Accordingly, these instruments transitioned from LIBOR to SOFR as of July 1, 2023.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 6% and 7% of total deposits at September 30, 2023 and December 31, 2022, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $41.6 billion at September 30, 2023, compared with $27.1 billion at December 31, 2022. The Bank also has liquidity from excess bond collateral of $4.8 billion.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	September 30, 2023
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$11,954,611	$3,969,833	$7,984,778
Federal Reserve Discount Window	1,676,815	—	1,676,815
Federal Reserve Term Funding Program	1,954,401	—	1,954,401
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$16,185,827	$3,969,833	$12,215,994

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	September 30, 2023
Total off-balance sheet liquidity	$12,215,994
Cash and cash equivalents, less reserve requirements	2,013,986
Excess bond collateral	4,841,940
Total available liquidity	$19,071,920

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $228.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2023. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company. As of September 30, 2023, the Company also has a $35.0 million short-term credit facility with an unaffiliated bank that was fully utilized to provide the Company additional liquidity.

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

Commitments and Other Contractual Obligations- The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of September 30, 2023, time deposits totaled $5.8 billion, of which $5.5 billion matures in a year or less. Total borrowings as of September 30, 2023 were $4.0 billion all of which matures within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. At September 30, 2023, our loan commitments were $11.6 billion. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 9 - Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2023 was $4.6 billion. The increase in shareholders' equity during the nine months ended September 30, 2023 was principally due to the increase in common stock of $2.3 billion as a result of the Merger and net income of $255.2 million during the period, partially offset by other comprehensive loss of $253.6 million and cash dividends paid of $197.0 million.

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

On August 14, 2023, Columbia declared a cash dividend in the amount of $0.36 per common share based on second quarter 2023 performance, which was paid on September 11, 2023.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Dividend declared per common share (1)	$0.36	$0.36	$1.07	$1.05
Dividend payout ratio	55%	56%	80%	54%
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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,690,256	11.63%	$3,225,768	8.00%	$4,032,210	10.00%
Umpqua Bank	$4,615,075	11.45%	$3,224,783	8.00%	$4,030,979	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,828,557	9.49%	$2,419,326	6.00%	$3,225,768	8.00%
Umpqua Bank	$4,224,375	10.48%	$2,418,587	6.00%	$3,224,783	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,828,557	9.49%	$1,814,494	4.50%	$2,620,936	6.50%
Umpqua Bank	$4,224,375	10.48%	$1,813,940	4.50%	$2,620,136	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,828,557	7.37%	$2,078,822	4.00%	$2,598,528	5.00%
Umpqua Bank	$4,224,375	8.13%	$2,079,180	4.00%	$2,598,975	5.00%
December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,651,382	13.71%	$2,130,565	8.00%	$2,663,207	10.00%
Umpqua Bank	$3,440,574	12.92%	$2,130,240	8.00%	$2,662,799	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,597,924	6.00%	$2,130,565	8.00%
Umpqua Bank	$3,174,899	11.92%	$1,597,680	6.00%	$2,130,240	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,198,443	4.50%	$1,731,084	6.50%
Umpqua Bank	$3,174,899	11.92%	$1,198,260	4.50%	$1,730,820	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,934,708	9.14%	$1,283,669	4.00%	$1,604,586	5.00%
Umpqua Bank	$3,174,899	9.89%	$1,283,610	4.00%	$1,604,513	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2023 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2022. However due to the combination of UHC and Columbia and change in mix of assets and funding sources during the quarter, the estimated impact on our net interest income over a one and two-year time horizon has shifted.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	September 30, 2023		December 31, 2022		December 31, 2021
	Year 1	Year 2	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(0.6)%	0.9%	1.7%	6.1%	9.7%	21.2%
Up 200 basis points	(0.4)%	0.7%	1.1%	4.2%	6.3%	14.2%
Up 100 basis points	(0.2)%	0.4%	0.6%	2.2%	3.0%	7.0%
Down 100 basis points	(1.3)%	(3.4)%	(2.4)%	(6.0)%	(1.2)%	(4.3)%
Down 200 basis points	(2.7)%	(7.1)%	(5.1)%	(12.9)%	(2.4)%	(7.3)%
Down 300 basis points	(4.0)%	(11.0)%	(7.8)%	(19.7)%	(3.1)%	(7.9)%

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

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to 5.25% - 5.50% at September 30, 2023. Based on the FOMC Members’ median expectations for the fed funds target rate, the fed funds rate is near its expected high, with projections declining in 2024. Increases in the federal funds rate and the unwinding of the Federal Reserve’s balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

	September 30, 2023	December 31, 2022	December 31, 2021
Up 300 basis points	(20.6)%	(14.0)%	0.3%
Up 200 basis points	(13.8)%	(9.4)%	1.6%
Up 100 basis points	(6.9)%	(4.4)%	1.9%
Down 100 basis points	4.7%	0.9%	(5.3)%
Down 200 basis points	8.8%	0.1%	0.4%
Down 300 basis points	12.5%	(2.5)%	1.9%
Our economic value of equity analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity, as the decrease in value of our interest earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our economic value of equity increases. This occurs as the increase in value of interest earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. In increasing interest rate scenarios, our overall sensitivity to changes in market interest rates shifted and increased from the prior year, primarily due to the Merger, which increased the level of fixed rate assets and wholesale type funding. As of September 30, 2023, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value of the core deposit intangible.

LIBOR Transition

The Company held financial instruments impacted by the discontinuance of LIBOR on June 30, 2023, primarily certain loans, derivatives, and junior subordinated debentures that used LIBOR as the reference rate. These financial instruments were transitioned to new reference rates, primarily Term SOFR. The Company's enterprise-wide transition program was completed with final validation and wind down of communication channels completed by September 30, 2023.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2023.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2023:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
07/01/23 - 07/31/23	4,687	$21.03	—	—
08/01/23 - 08/31/23	1,298	$20.54	—	—
09/01/23 - 09/30/23	1,087	$21.00	—	—
Total for quarter	7,072	$20.93	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 7,072 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

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

Item 6.    Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation

3.2	(b) Amended and Restated Bylaws

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

(a)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 9, 2023

(b)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed March 1, 2023

(c)	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	November 3, 2023	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	November 3, 2023	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	November 3, 2023	/s/ Lisa M. White
Lisa M. White Executive Vice President/Corporate Controller and Principal Accounting Officer