Form 10-Q
period 2024-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2024-05-07
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 209,378,282 shares outstanding as of April 30, 2024.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ASU	Accounting Standards Update
Bank	Umpqua Bank
Basel III	Basel Capital Framework (third accord)
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CVA	Credit Valuation Adjustments
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
LGD	Loss Given Default
Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation.
Merger Date	February 28, 2023
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
NM	Not Meaningful
PCD	Purchased with Credit Deterioration
PD	Probability of Default
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks (restricted cash of $1,447 and $4,200)	$440,215	$498,496
Interest-bearing cash and temporary investments (restricted cash of $4,050 and $900)	1,760,902	1,664,038
Total cash and cash equivalents	2,201,117	2,162,534
Investment securities
Equity and other, at fair value	77,203	76,995
Available for sale, at fair value	8,616,545	8,829,870
Held to maturity, at amortized cost	2,247	2,300
Loans held for sale	47,201	30,715
Loans and leases (at fair value: $267,806 and $275,140)	37,642,413	37,441,951
Allowance for credit losses on loans and leases	(414,344)	(440,871)
Net loans and leases	37,228,069	37,001,080
Restricted equity securities	116,274	179,274
Premises and equipment, net	336,869	338,970
Operating lease right-of-use assets	113,833	115,811
Goodwill	1,029,234	1,029,234
Other intangible assets, net	571,588	603,679
Residential mortgage servicing rights, at fair value	110,444	109,243
Bank-owned life insurance	682,293	680,948
Deferred tax asset, net	356,031	347,203
Other assets	735,058	665,740
Total assets	$52,224,006	$52,173,596
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$13,808,554	$14,256,452
Interest-bearing	27,897,606	27,350,568
Total deposits	41,706,160	41,607,020
Securities sold under agreements to repurchase	213,573	252,119
Borrowings	3,900,000	3,950,000
Junior subordinated debentures, at fair value	309,544	316,440
Junior and other subordinated debentures, at amortized cost	107,838	107,895
Operating lease liabilities	129,240	130,576
Other liabilities	900,406	814,512
Total liabilities	47,266,761	47,178,562
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2024 and 2023; issued and outstanding: 209,370,395 in 2024 and 208,584,667 in 2023	5,802,322	5,802,747
Accumulated deficit	(418,946)	(467,571)
Accumulated other comprehensive loss	(426,131)	(340,142)
Total shareholders' equity	4,957,245	4,995,034
Total liabilities and shareholders' equity	$52,224,006	$52,173,596

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2024	March 31, 2023
INTEREST INCOME
Interest and fees on loans and leases	$575,044	$413,525
Interest and dividends on investment securities:
Taxable	75,017	39,729
Exempt from federal income tax	6,904	3,397
Dividends	3,707	719
Interest on temporary investments and interest-bearing deposits	23,553	18,581
Total interest income	684,225	475,951
INTEREST EXPENSE
Interest on deposits	198,435	63,613
Interest on securities sold under agreement to repurchase and federal funds purchased	1,266	406
Interest on borrowings	51,275	28,764
Interest on junior and other subordinated debentures	9,887	8,470
Total interest expense	260,863	101,253
Net interest income	423,362	374,698
PROVISION FOR CREDIT LOSSES	17,136	105,539
Net interest income after provision for credit losses	406,226	269,159
NON-INTEREST INCOME
Service charges on deposits	16,064	14,312
Card-based fees	13,183	11,561
Financial services and trust revenue	4,464	1,297
Residential mortgage banking revenue, net	4,634	7,816
Gain on sale of debt securities, net	12	—
(Loss) gain on equity securities, net	(1,565)	2,416
Gain on loan and lease sales, net	221	940
Bank-owned life insurance income	4,639	2,790
Other income	8,705	13,603
Total non-interest income	50,357	54,735
NON-INTEREST EXPENSE
Salaries and employee benefits	154,538	136,092
Occupancy and equipment, net	45,291	41,700
Communications	3,782	3,026
Marketing	1,936	1,059
Services	13,422	12,843
FDIC assessments	14,460	6,113
Intangible amortization	32,091	12,660
Merger-related expenses	4,478	115,898
Other expenses	17,518	13,427
Total non-interest expense	287,516	342,818
Income (loss) before provision for income taxes	169,067	(18,924)
Provision (benefit) for income taxes	44,987	(4,886)
Net income (loss)	$124,080	$(14,038)
Earnings (loss) per common share:
Basic	$0.60	($0.09)
Diluted	$0.59	($0.09)
Weighted average number of common shares outstanding:
Basic	208,260	156,383
Diluted	208,956	156,383

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net income (loss)	$124,080	$(14,038)
Available for sale securities:
Unrealized (losses) gains arising during the period	(122,662)	145,438
Income tax benefit (expense) related to unrealized (losses) gains	31,893	(37,827)
Reclassification adjustment for net realized gains in earnings	(12)	—
Income tax expense related to realized gains	3	—
Net change in unrealized (losses) gains for available for sale securities	(90,778)	107,611

Junior subordinated debentures, at fair value:
Unrealized gains arising during the period	6,453	25,812
Income tax expense related to unrealized gains	(1,678)	(6,711)
Net change in unrealized gains for junior subordinated debentures, at fair value	4,775	19,101

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	19	24
Income tax expense related to unrecognized actuarial loss	(5)	(6)
Net change in pension plan liability adjustment	14	18
Other comprehensive (loss) income, net of tax	(85,989)	126,730
Comprehensive income	$38,091	$112,692

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2023	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826
Net loss			(14,038)		(14,038)
Other comprehensive income, net of tax				126,730	126,730
Stock issued in connection with the Merger	78,863,112	2,337,632			2,337,632
Stock-based compensation		5,644			5,644
Stock repurchased and retired	(215,229)	(5,216)			(5,216)
Issuances of common stock under stock plans	460,399	—			—
Cash dividends on common stock ($0.35 per share)			(45,855)		(45,855)
Balance at March 31, 2023	208,429,244	$5,788,553	$(603,696)	$(300,134)	$4,884,723
Net income			133,377		133,377
Other comprehensive loss, net of tax				(118,628)	(118,628)
Stock issued in connection with the Merger		1,646			1,646
Stock-based compensation		3,335			3,335
Stock repurchased and retired	(32,727)	(742)			(742)
Issuances of common stock under stock plans	117,122	—			—
Cash dividends on common stock ($0.36 per share)			(75,523)		(75,523)
Balance at June 30, 2023	208,513,639	$5,792,792	$(545,842)	$(418,762)	$4,828,188
Net income			135,845		135,845
Other comprehensive loss, net of tax				(261,667)	(261,667)
Stock-based compensation		4,338			4,338
Stock repurchased and retired	(7,072)	(148)			(148)
Issuances of common stock under stock plans	10,472	—			—
Issuances of common stock under the employee stock purchase plan	58,440	1,185			1,185
Cash dividends on common stock ($0.36 per share)			(75,579)		(75,579)
Balance at September 30, 2023	208,575,479	$5,798,167	$(485,576)	$(680,429)	$4,632,162
Net income			93,531		93,531
Other comprehensive income, net of tax				340,287	340,287
Stock-based compensation		4,756			4,756
Stock repurchased and retired	(8,807)	(176)			(176)
Issuances of common stock under stock plans	17,995	—			—
Cash dividends on common stock ($0.36 per share)			(75,526)		(75,526)
Balance at December 31, 2023	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034

Net income			124,080		124,080
Other comprehensive loss, net of tax				(85,989)	(85,989)
Stock-based compensation		4,422			4,422
Stock repurchased and retired	(240,329)	(4,847)			(4,847)
Issuances of common stock under stock plans	1,026,057	—			—
Cash dividends on common stock ($0.36 per share)			(75,455)		(75,455)
Balance at March 31, 2024	209,370,395	$5,802,322	$(418,946)	$(426,131)	$4,957,245

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$124,080	$(14,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of investment discounts, net	(17,693)	(7,668)
Gain on sale of investment securities, net	(12)	—
Provision for credit losses	17,136	105,539
Change in cash surrender value of bank-owned life insurance	(4,672)	(491)
Depreciation, amortization and accretion	39,962	19,043
Gain on sale of premises and equipment	(183)	(305)
Additions to residential mortgage servicing rights carried at fair value	(1,237)	(1,601)
Change in fair value of residential mortgage servicing rights carried at fair value	36	7,818
Stock-based compensation	4,422	5,644
Net (increase) decrease in equity and other investments	(1,773)	131
Loss (gain) on equity securities, net	1,565	(2,416)
Gain on sale of loans and leases, net	(1,605)	(2,996)
Change in fair value of loans held for sale	(189)	(82)
Origination of loans held for sale	(86,903)	(131,726)
Proceeds from sales of loans held for sale	71,990	155,574
Change in other assets and liabilities:
Net increase in other assets	(38,767)	(51,404)
Net increase (decrease) in other liabilities	79,351	(119,989)
Net cash provided by (used in) operating activities	185,508	(38,967)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(2,130)	(919,233)
Proceeds from investment securities available for sale	110,458	1,243,601
Purchases of restricted equity securities	(11,250)	(188,066)
Redemption of restricted equity securities	74,250	90,695
Net change in loans and leases	(263,625)	(59,389)
Proceeds from sales of loans and leases	18,980	20,502
Change in premises and equipment	(5,899)	(3,486)
Proceeds from bank-owned life insurance death benefits	1,160	2,028
Cash received in the Merger	—	274,587
Other	381	74
Net cash (used in) provided by investing activities	(77,675)	461,313
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	99,140	(672,737)
Net decrease in federal funds purchased	—	(14,000)
Net decrease in securities sold under agreements to repurchase	(38,546)	(107,747)
Proceeds from borrowings	3,900,000	5,945,000
Repayment of borrowings	(3,950,000)	(3,181,522)
Dividends paid on common stock	(74,997)	(45,582)
Repurchase and retirement of common stock	(4,847)	(5,216)
Net cash (used in) provided by financing activities	(69,250)	1,918,196
Net increase in cash and cash equivalents	38,583	2,340,542
Cash and cash equivalents, beginning of period	2,162,534	1,294,643
Cash and cash equivalents, end of period	$2,201,117	$3,635,185

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$278,634	$83,836
Income taxes	566	11,407
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	(90,778)	107,611
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	4,775	19,101

Acquisitions:
Assets acquired	$—	$19,226,816
Liabilities assumed	—	(17,919,326)
Net assets acquired	$—	$1,307,490

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Columbia Banking System, Inc. conform to accounting principles generally accepted in the United States of America and with prevailing practices within the banking and securities industries. All references in this report to "Columbia," "we," "our," or "us" or similar references mean the Company and its subsidiaries, including the wholly-owned banking subsidiary Umpqua Bank (the "Bank"). FinPac is a commercial equipment leasing company and a wholly-owned subsidiary of the Bank. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting policies is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2024, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Basis of Financial Statement Presentation-On February 28, 2023, UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation. Promptly following the Merger, Columbia’s wholly-owned bank subsidiary, Columbia State Bank, merged with and into UHC’s wholly-owned bank subsidiary, Umpqua Bank, with Umpqua Bank as the surviving bank. Upon completion of the Merger, the combined company became Columbia Banking System, Inc., a financial holding company that wholly owns the Bank.

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. Columbia's financial results for any periods ended prior to February 28, 2023, the Merger Date, reflect UHC results only on a standalone basis. Accordingly, Columbia's reported financial results for the three months ended March 31, 2023, reflect only UHC financial results through the closing of the Merger and may not be directly comparable to the prior or future reported periods. Under the reverse acquisition method of accounting, the assets and liabilities of Columbia were recorded at their respective fair values as of February 28, 2023 ("historical Columbia"). Refer to Note 2 - Business Combination for additional information on this acquisition.

Application of new accounting guidance

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also update the disclosures for equity securities subject to contractual restrictions. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted the guidance on January 1, 2024, using a prospective methodology, and it did not have a material impact on the Company's consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this ASU permit companies to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the statement of operations as a component of income tax expense (benefit). The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand the investments that generate income tax credits and other income tax benefits from a tax credit program. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted the guidance on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements. Refer to Note 13 - Income Taxes for additional information.

Recent accounting pronouncements

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The amendments in this ASU modify the disclosure or presentation requirements of a variety of topics in the codification. The amendments align the requirements in the codification with the SEC’s regulations. Each amendment is effective on the date on which the SEC removes the related disclosure requirement from Regulation S-X or Regulation S-K, as applicable. For all entities within the scope of the affected codification subtopics, if, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the codification and will not become effective for any entities. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU requires annual disclosure of the rate reconciliation of specific categories as well as additional information related to the reconciliation of certain items that meet a quantitative threshold and further disaggregation of income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The effective date is for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Business Combination

On February 28, 2023, the Company completed the Merger and UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation. Promptly following the Merger, Columbia’s wholly-owned bank subsidiary, Columbia State Bank, merged with and into UHC’s wholly-owned bank subsidiary, Umpqua Bank, with Umpqua Bank surviving the merger. Refer to Note 1 - Summary of Significant Accounting Policies under the Basis of Financial Statement Presentation for more information pertaining to the completed Merger.

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and has been accounted for as a business combination.

As of December 31, 2023, the Company finalized its valuation of all assets acquired and liabilities assumed in connection with the Merger. The Company recorded approximately $1.0 billion of goodwill and $710.2 million of other intangible assets. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Goodwill is not deductible for tax purposes.

During the three months ended March 31, 2024 there were $4.5 million in merger-related expenses, compared to $115.9 million during the three months ended March 31, 2023. Additional merger-related expenses will be expensed in future periods as incurred.

The following table presents unaudited pro forma information as if the Merger had occurred on January 1, 2022, which was the beginning of the last full fiscal year completed prior to the date of the Merger. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2022. The pro forma information is not indicative of what would have occurred had the Merger occurred as of the beginning of the year prior to the Merger Date. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger. As a result, actual amounts differed from the unaudited pro forma information presented.

Unaudited Pro Forma for the
Three Months Ended
(in thousands)	March 31, 2023
Net interest income	$526,260
Non-interest income	$88,572
Net income (1)	$217,135
(1) The 2023 pro forma net income was adjusted to exclude $143.9 million of merger-related costs, inclusive of historical Columbia merger-related costs, incurred in 2023, as these costs were included in the 2022 pro forma net income.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,552,240	$1,132	$(85,979)	$1,467,393
Obligations of states and political subdivisions	1,068,290	8,788	(25,149)	1,051,929
Mortgage-backed securities and collateralized mortgage obligations	6,551,596	2,386	(456,759)	6,097,223
Total available for sale securities	$9,172,126	$12,306	$(567,887)	$8,616,545
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,247	$692	$—	$2,939
Total held to maturity securities	$2,247	$692	$—	$2,939

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,551,074	$6,192	$(78,874)	$1,478,392
Obligations of states and political subdivisions	1,073,264	20,451	(21,610)	1,072,105
Mortgage-backed securities and collateralized mortgage obligations	6,638,439	28,558	(387,624)	6,279,373
Total available for sale securities	$9,262,777	$55,201	$(488,108)	$8,829,870
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,300	$725	$—	$3,025
Total held to maturity securities	$2,300	$725	$—	$3,025

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $33.1 million and $34.1 million as of March 31, 2024 and December 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$338,230	$(3,305)	$816,265	$(82,674)	$1,154,495	$(85,979)
Obligations of states and political subdivisions	297,204	(2,464)	182,355	(22,685)	479,559	(25,149)
Mortgage-backed securities and collateralized mortgage obligations	3,860,007	(51,572)	1,756,986	(405,187)	5,616,993	(456,759)
Total temporarily impaired securities	$4,495,441	$(57,341)	$2,755,606	$(510,546)	$7,251,047	$(567,887)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$99,898	$(1,074)	$822,245	$(77,800)	$922,143	$(78,874)
Obligations of states and political subdivisions	103,256	(580)	169,231	(21,030)	272,487	(21,610)
Mortgage-backed securities and collateralized mortgage obligations	1,089,640	(10,355)	1,817,768	(377,269)	2,907,408	(387,624)
Total temporarily impaired securities	$1,292,794	$(12,009)	$2,809,244	$(476,099)	$4,102,038	$(488,108)

The number of individual debt securities in an unrealized loss position in the tables above increased to 1,085 as of March 31, 2024, as compared to 600 at December 31, 2023. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an ACL as of March 31, 2024.

The following table presents the contractual maturities of debt securities as of March 31, 2024:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$141,688	$139,856	$—	$—
Due after one year through five years	2,259,829	2,213,929	2	2
Due after five years through ten years	2,187,571	2,103,386	3	64
Due after ten years	4,583,038	4,159,374	2,242	2,873
Total debt securities	$9,172,126	$8,616,545	$2,247	$2,939

The following table presents, as of March 31, 2024, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,800,912	$1,638,230
To secure repurchase agreements	326,111	297,673
Other securities pledged	3,407,623	3,139,037
Total pledged securities	$5,534,646	$5,074,940

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	March 31, 2024	December 31, 2023
Commercial real estate
Non-owner occupied term, net	$6,557,768	$6,482,940
Owner occupied term, net	5,231,676	5,195,605
Multifamily, net	5,828,960	5,704,734
Construction & development, net	1,728,652	1,747,302
Residential development, net	284,117	323,899
Commercial
Term, net	5,544,450	5,536,765
Lines of credit & other, net	2,491,557	2,430,127
Leases & equipment finance, net	1,706,759	1,729,512
Residential
Mortgage, net	6,128,884	6,157,166
Home equity loans & lines, net	1,950,421	1,938,166
Consumer & other, net	189,169	195,735
Total loans and leases, net of deferred fees and costs	$37,642,413	$37,441,951

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $157.8 million and $154.9 million as of March 31, 2024 and December 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets. As of March 31, 2024, loans totaling $21.1 billion were pledged to secure borrowings and available lines of credit.

Originated loans are reported at the principal amount outstanding, net of unearned interest and deferred fees and costs, and any partial charge-offs recorded. Purchased loans are recorded at fair value at the date of purchase. As of March 31, 2024 and December 31, 2023, the net deferred fees and costs were $69.8 million and $71.8 million, respectively.

Total loans and leases also include discounts on acquired loans of $522.7 million and $552.5 million as of March 31, 2024 and December 31, 2023, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $316.1 million and $331.9 million as of March 31, 2024 and December 31, 2023, respectively. The carrying balance of PCD loans was $288.8 million and $300.2 million as of March 31, 2024 and December 31, 2023, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $4.9 million for the three months ended March 31, 2024, as compared to $4.7 million for the three months ended March 31, 2023.

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate during the three months ended March 31, 2024 reflect changes in the economic assumptions and recalibration of the non-homogeneous commercial and residential development loan model. Due to the dynamic economic environment, the Bank opted to use Moody's Analytics' February 2024 baseline economic forecast for estimating the ACL as of March 31, 2024.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:

•U.S. real GDP average annualized growth of 2.3% in 2024, 1.6% in 2025, 2.0% in 2026, and 2.2% in 2027;
•U.S. unemployment rate average of 3.9% in 2024, 4.1% in 2025, 4.0% in 2026, and 4.0% in 2027; and
•The forecasted average federal funds rate is expected to be 4.9% in 2024, 4.0% in 2025, 3.2% in 2026 and 2.9% in 2027.

The Bank uses an additional scenario that differs in terms of severity, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The economic factors are consistent between scenarios. The Bank selected the Moody's Analytics' February 2024 S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:

•Despite the early January agreement on top-line spending, the risk of a federal government shutdown stays elevated, causing consumer and business confidence to decline.

•The combination of the risk of a federal shutdown, rising political tensions, still-elevated inflation, still-elevated interest rates, and reduced credit availability causes the economy to fall into a mild recession starting in the second quarter of 2024. The decline lasts for three quarters and the peak-to-trough decline is 1%. The unemployment rate rises to a peak of 6.5% in the first quarter of 2025;
•The stock market falls by 22% from the second quarter of 2024 through the fourth quarter of 2024;
•Declines in European economies hurt U.S. exports and also corporate earnings from European subsidiaries;
•U.S. real GDP average annualized growth of 1.3% in 2024, 0.8% in 2025, 2.8% in 2026, and 2.7% in 2027;
•U.S. unemployment rate average of 5.7% in 2024, 5.8% in 2025, 4.1% in 2026, and 4.0% in 2027; and
•The forecasted average federal funds rate is expected to be 4.6% in 2024, 2.4% in 2025, 2.1% in 2026 and 2.9% in 2027.

The results using the comparison scenario as well as changes to the macroeconomic variables subsequent to selected economic forecast scenarios for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factor adjustments.

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

During the first quarter of 2024, the Bank recalibrated and updated the CECL calculation for non-homogeneous commercial loans and leases and residential development loans. While fundamental modeling methodologies remain unchanged, the updates included the addition of historical acquired portfolio data and a change in macroeconomic variables utilized to estimate PD. The overall approximate impact of the model updates during the first quarter of 2024 was a $30.5 million decrease in modeled expected credit losses on loans and leases.

The Company measures the ACL using the following methods:

Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and commercial construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given commercial real estate market factors determined from macroeconomic and regional commercial real estate forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast, provided by Moody's Analytics' REIS, of real estate metrics, such as rental rates, vacancies, and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

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

Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with cycle-adjusting information based on the obligor's state and industry. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario over a one-year reasonable and supportable forecast. The primary economic drivers in the model are GDP growth and commercial real estate price index. This model utilizes output reversion methodology, which, after one year, reverts on a straight-line basis over two years to long-term PD estimated using financial statement ratios of each obligor.

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

Consumer: Historical net charge-off information as well as economic assumptions are used to project loss rates for the Consumer segment.

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

The Company evaluated each qualitative factor as of March 31, 2024 and concluded that a material adjustment to the amounts indicated by the models was not necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$125,888	$244,821	$62,004	$8,158	$440,871
Provision (recapture) for credit losses for loans and leases	20,191	436	(3,674)	523	17,476
Charge-offs	(161)	(47,232)	(490)	(1,870)	(49,753)
Recoveries	358	4,732	170	490	5,750
Net recoveries (charge-offs)	197	(42,500)	(320)	(1,380)	(44,003)
Balance, end of period	$146,276	$202,757	$58,010	$7,301	$414,344
Reserve for unfunded commitments
Balance, beginning of period	$11,170	$7,841	$2,940	$1,257	$23,208
Provision (recapture) for credit losses on unfunded commitments	1,858	(1,951)	(183)	(64)	(340)
Balance, end of period	13,028	5,890	2,757	1,193	22,868
Total allowance for credit losses	$159,304	$208,647	$60,767	$8,494	$437,212

	Three Months Ended March 31, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	24,483	70,997	9,955	1,063	106,498
Charge-offs	—	(19,248)	(248)	(773)	(20,269)
Recoveries	58	3,058	123	369	3,608
Net recoveries (charge-offs)	58	(16,190)	(125)	(404)	(16,661)
Balance, end of period	$111,090	$239,146	$60,613	$6,615	$417,464
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
(Recapture) provision for credit losses on unfunded commitments	(1,059)	266	(144)	(22)	(959)
Balance, end of period	8,405	6,381	3,320	923	19,029
Total allowance for credit losses	$119,495	$245,527	$63,933	$7,538	$436,493
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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2024 and 2023.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	March 31, 2024
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$2,237	$517	$253	$3,007	$5,382	$6,549,379	$6,557,768
Owner occupied term, net	2,275	245	—	2,520	34,354	5,194,802	5,231,676
Multifamily, net	—	—	—	—	—	5,828,960	5,828,960
Construction & development, net	—	—	—	—	—	1,728,652	1,728,652
Residential development, net	—	—	—	—	—	284,117	284,117
Commercial
Term, net	4,946	1,493	832	7,271	26,032	5,511,147	5,544,450
Lines of credit & other, net	37,219	1,736	1,966	40,921	2,335	2,448,301	2,491,557
Leases & equipment finance, net	26,837	8,551	7,935	43,323	30,593	1,632,843	1,706,759
Residential
Mortgage, net (1)	14,452	—	30,040	44,492	—	6,084,392	6,128,884
Home equity loans & lines, net	5,746	2,411	3,439	11,596	—	1,938,825	1,950,421
Consumer & other, net	788	220	437	1,445	—	187,724	189,169
Total, net of deferred fees and costs	$94,500	$15,173	$44,902	$154,575	$98,696	$37,389,142	$37,642,413
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $1.6 million as of March 31, 2024.
(2) Includes government guaranteed portion of $11.7 million and $31.3 million for 90 days or greater and non-accrual loans, respectively.

	December 31, 2023
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing(2)	Total Past Due	Non-Accrual(2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,270	$3,312	$437	$5,019	$4,359	$6,473,562	$6,482,940
Owner occupied term, net	3,078	2,191	433	5,702	24,330	5,165,573	5,195,605
Multifamily, net	—	—	—	—	—	5,704,734	5,704,734
Construction & development, net	—	—	—	—	—	1,747,302	1,747,302
Residential development, net	—	—	—	—	—	323,899	323,899
Commercial
Term, net	6,341	2,101	202	8,644	14,519	5,513,602	5,536,765
Lines of credit & other, net	1,647	1,137	66	2,850	2,760	2,424,517	2,430,127
Leases & equipment finance, net	22,217	24,178	7,965	54,360	28,403	1,646,749	1,729,512
Residential
Mortgage, net (1)	282	9,410	26,331	36,023	—	6,121,143	6,157,166
Home equity loans & lines, net	4,401	2,373	3,782	10,556	—	1,927,610	1,938,166
Consumer & other, net	778	519	326	1,623	—	194,112	195,735
Total, net of deferred fees and costs	$40,014	$45,221	$39,542	$124,777	$74,371	$37,242,803	$37,441,951
(1) Includes government guaranteed mortgage loans the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $1.0 million at December 31, 2023.
(2) Includes government guaranteed portion of $12.3 million and $19.3 million for 90 days or greater and non-accrual loans, respectively.

The following table summarizes the amortized cost of non-accrual loans for which there was no related ACL as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Commercial real estate
Non-owner occupied term, net	$37	$52
Owner occupied term, net	1,492	1,352
Commercial
Term, net	3,137	3,497
Total non-accrual loans with no related ACL	$4,666	$4,901

Collateral-Dependent Loans and Leases

Loans are classified as collateral-dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. There have been no significant changes in the level of collateralization from the prior periods. The following table summarizes the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of March 31, 2024:

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$5,290	$—	$—	$5,290
Owner occupied term, net	—	31,710	—	—	31,710
Commercial
Term, net	—	—	16,952	4,265	21,217
Line of credit & other, net	—	1,453	250	—	1,703
Leases & equipment finance, net	—	—	30,593	—	30,593
Residential
Mortgage, net	56,920	—	—	—	56,920
Home equity loans & lines, net	2,518	—	—	—	2,518
Total, net of deferred fees and costs	$59,438	$38,453	$47,795	$4,265	$149,951

Loan and Lease Modifications Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Company offers modifications of loans or leases to borrowers experiencing financial difficulty by providing term extensions, interest rate reductions, principal or interest forgiveness, an other-than-insignificant payment delay, or any combination of these modifications. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: term extension, principal forgiveness, an other-than-insignificant payment delay, or an interest rate reduction. The ACL on modified loans or leases is measured using the same credit loss estimation methods used to determine the ACL for all other loans and leases held for investment. These methods incorporate the post-modification loan or lease terms, as well as defaults and charge-offs associated with historical modified loans and leases.

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2024
(in thousands)	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term, net	$—	$17,630	$17,630	0.27%
Owner occupied term, net	—	534	534	0.01%
Commercial
Term, net	478	—	478	0.01%
Lines of credit & other, net	6,695	144	6,839	0.27%
Leases & equipment finance, net	785	—	785	0.05%
Residential
Mortgage, net	1,012	7,624	8,636	0.14%
Total loans and leases experiencing financial difficulty	$8,970	$25,932	$34,902	0.09%

	Three Months Ended March 31, 2023
(in thousands)	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Principal Forgiveness	Combination - Principal forgiveness and other than insignificant payment delay	Total	% of total class of financing receivable
Commercial
Lines of credit & other, net	$1,355	$—	$—	$—	$—	$1,355	0.06%
Leases & equipment finance, net	—	429	—	—	—	429	0.02%
Residential
Mortgage, net	—	—	—	1,938	8,987	10,925	0.18%
Home equity loans & lines, net	—	—	207	—	—	207	0.01%
Total loans and leases experiencing financial difficulty	$1,355	$429	$207	$1,938	$8,987	$12,916	0.03%

Three Months Ended March 31, 2024
Loan Type	Financial Effect
Commercial real estate
Non-owner occupied term, net	Deferred $4.0 million of principal and interest payments
Owner occupied term, net	Deferred $51,000 of principal and interest payments
Commercial
Term, net	Weighted average term extension of 3 months to the life of the loans
Lines of credit & other, net	Weighted average term extension of 6 months to the life of the loans
Leases & equipment finance, net	Weighted average term extension of 7 months to the life of the loans and leases
Residential
Mortgage, net	Weighted average term extension of 13.5 years to the life of the loans and deferred $534,000 of principal and interest payments
Lines of credit & other, net	Deferred $63,000 of principal and interest payments

Three Months Ended March 31, 2023
Loan Type	Financial Effect
Commercial
Lines of credit & other, net	Weighted average term extension of 10 months to the life of the loans
Leases & equipment finance, net	Delayed payment for 9 months
Residential
Home equity loans & lines, net	Weighted average term extension of 7.1 years to the life of the loan and decreased the weighted average interest rate by 3.24%.
Mortgage, net	Weighted average of 13.3 years to the life of the loan and deferred $499,000 of principal payments at the maturity of the loan.

The Company closely monitors the performance of loans and leases that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 or more days past due. The following table presents the performance of such loans and leases that have been modified for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Non-accrual	Total
(in thousands)
Commercial real estate
Non-owner occupied term, net	$17,630	$—	$—	$—	$—	$17,630
Owner occupied term, net	—	—	—	—	534	534
Commercial
Term, net	478	—	—	—	—	478
Lines of credit & other, net	6,695	—	—	—	144	6,839
Leases & equipment finance, net	687	98	—	—	—	785
Residential
Mortgage, net	8,636	—	—	—	—	8,636
Total loans and leases experiencing financial difficulty	$34,126	$98	$—	$—	$678	$34,902

For the three months ended March 31, 2023, all modified loans and leases were current and there were no loan or lease modifications made to borrowers experiencing financial difficulty that subsequently defaulted.

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$46,778	$593,569	$1,319,246	$1,181,377	$661,282	$2,554,339	$51,836	$—	$6,408,427
Special mention	—	—	1,684	3,810	1,329	23,789	—	—	30,612
Substandard	17,630	30,159	2,227	61	—	68,636	—	—	118,713
Loss	—	—	—	—	—	16	—	—	16
Total non-owner occupied term, net	$64,408	$623,728	$1,323,157	$1,185,248	$662,611	$2,646,780	$51,836	$—	$6,557,768
Current YTD period:
Gross charge-offs	—	—	—	—	—	70	—	—	70
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$128,470	$520,659	$1,080,381	$955,675	$438,732	$1,857,268	$70,743	$56	$5,051,984
Special mention	264	1,308	5,834	7,600	5,776	32,124	1,929	—	54,835
Substandard	534	5,883	8,584	47,894	17,339	43,038	—	—	123,272
Doubtful	—	—	—	189	—	29	—	—	218
Loss	—	—	963	—	404	—	—	—	1,367
Total owner occupied term, net	$129,268	$527,850	$1,095,762	$1,011,358	$462,251	$1,932,459	$72,672	$56	$5,231,676
Current YTD period:
Gross charge-offs	—	—	—	—	—	91	—	—	91
Multifamily, net
Credit quality indicator:
Pass/Watch	$12,410	$278,014	$2,006,317	$1,739,778	$413,265	$1,311,940	$55,219	$228	$5,817,171
Special mention	—	—	—	1,272	940	6,429	—	—	8,641
Substandard	—	—	—	—	—	3,148	—	—	3,148
Total multifamily, net	$12,410	$278,014	$2,006,317	$1,741,050	$414,205	$1,321,517	$55,219	$228	$5,828,960
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction & development, net
Credit quality indicator:
Pass/Watch	$26,736	$319,263	$756,839	$442,504	$109,752	$26,211	$37,679	$—	$1,718,984
Special mention	—	—	1,464	8,204	—	—	—	—	9,668
Total construction & development, net	$26,736	$319,263	$758,303	$450,708	$109,752	$26,211	$37,679	$—	$1,728,652
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential development, net
Credit quality indicator:
Pass/Watch	$11,183	$88,861	$43,447	$14,947	$66	$1,151	$114,943	$9,519	$284,117
Total residential development, net	$11,183	$88,861	$43,447	$14,947	$66	$1,151	$114,943	$9,519	$284,117
Current YTD period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

Total commercial real estate	$244,005	$1,837,716	$5,226,986	$4,403,311	$1,648,885	$5,928,118	$332,349	$9,803	$19,631,173

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$142,479	$850,557	$1,179,718	$917,082	$406,535	$792,210	$1,121,858	$1,186	$5,411,625
Special mention	302	—	12,795	8,811	1,193	20,323	—	—	43,424
Substandard	—	6,119	18,959	28,547	3,505	12,979	9,053	—	79,162
Doubtful	—	—	54	4,836	1,625	729	—	—	7,244
Loss	—	—	—	335	648	2,012	—	—	2,995
Total term, net	$142,781	$856,676	$1,211,526	$959,611	$413,506	$828,253	$1,130,911	$1,186	$5,544,450
Current YTD period:
Gross charge-offs	—	—	185	30	143	527	820	—	1,705
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$11,658	$100,991	$80,012	$49,341	$12,614	$25,815	$2,012,335	$12,559	$2,305,325
Special mention	—	712	1,489	397	—	91	33,055	732	36,476
Substandard	846	42,575	3,653	32	—	481	97,234	4,743	149,564
Loss	—	—	191	—	—	1	—	—	192
Total lines of credit & other, net	$12,504	$144,278	$85,345	$49,770	$12,614	$26,388	$2,142,624	$18,034	$2,491,557
Current YTD period:
Gross charge-offs	—	85	163	—	4	140	17,399	574	18,365
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$181,850	$606,855	$446,654	$171,616	$75,045	$80,587	$—	$—	$1,562,607
Special mention	111	47,131	16,026	5,717	1,581	981	—	—	71,547
Substandard	832	4,399	10,865	4,483	1,243	1,535	—	—	23,357
Doubtful	20	10,174	22,743	9,057	2,490	1,372	—	—	45,856
Loss	—	897	1,772	497	128	98	—	—	3,392
Total leases & equipment finance, net	$182,813	$669,456	$498,060	$191,370	$80,487	$84,573	$—	$—	$1,706,759
Current YTD period:
Gross charge-offs	—	3,780	14,362	5,938	1,865	1,217	—	—	27,162

Total commercial	$338,098	$1,670,410	$1,794,931	$1,200,751	$506,607	$939,214	$3,273,535	$19,220	$9,742,766

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$6,689	$254,228	$1,845,613	$2,317,192	$515,012	$1,147,222	$—	$—	$6,085,956
Special mention	—	1,657	1,270	5,024	1,050	5,451	—	—	14,452
Substandard	—	2,094	2,958	3,604	987	9,201	—	—	18,844
Loss	—	1,031	2,803	3,880	134	1,784	—	—	9,632
Total mortgage, net	$6,689	$259,010	$1,852,644	$2,329,700	$517,183	$1,163,658	$—	$—	$6,128,884
Current YTD period:
Gross charge-offs	—	—	—	—	—	368	—	—	368

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$14	$896	$2,647	$1,749	$645	$47,880	$1,879,151	$5,842	$1,938,824
Special mention	—	28	253	28	—	964	6,845	38	8,156
Substandard	—	—	—	175	—	376	475	71	1,097
Loss	—	—	200	—	101	430	1,219	394	2,344
Total home equity loans & lines, net	$14	$924	$3,100	$1,952	$746	$49,650	$1,887,690	$6,345	$1,950,421
Current YTD period:
Gross charge-offs	—	—	—	—	—	49	73	—	122

Total residential	$6,703	$259,934	$1,855,744	$2,331,652	$517,929	$1,213,308	$1,887,690	$6,345	$8,079,305

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$16,391	$24,413	$13,490	$6,444	$4,458	$7,490	$114,815	$221	$187,722
Special mention	—	133	4	19	8	147	613	85	1,009
Substandard	—	13	38	—	—	107	240	30	428
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$16,391	$24,559	$13,532	$6,463	$4,466	$7,751	$115,671	$336	$189,169
Current YTD period:
Gross charge-offs	—	922	52	5	—	76	619	196	1,870

Grand total	$605,197	$3,792,619	$8,891,193	$7,942,177	$2,677,887	$8,088,391	$5,609,245	$35,704	$37,642,413

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$582,178	$1,307,143	$1,182,485	$615,021	$764,821	$1,832,231	$41,194	$—	$6,325,073
Special mention	—	317	3,478	1,337	2,480	16,352	—	—	23,964
Substandard	32,461	749	—	1,090	35,214	64,304	—	—	133,818
Loss	—	—	—	—	—	85	—	—	85
Total non-owner occupied term, net	$614,639	$1,308,209	$1,185,963	$617,448	$802,515	$1,912,972	$41,194	$—	$6,482,940
Prior Year End period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$532,482	$1,067,388	$972,130	$448,569	$581,616	$1,351,172	$67,063	$—	$5,020,420
Special mention	1,575	5,950	6,175	4,945	14,610	15,513	1,932	—	50,700
Substandard	4,034	7,707	48,281	17,275	10,513	35,216	—	—	123,026
Doubtful	—	—	—	—	—	90	—	—	90
Loss	—	963	—	404	—	2	—	—	1,369
Total owner occupied term, net	$538,091	$1,082,008	$1,026,586	$471,193	$606,739	$1,401,993	$68,995	$—	$5,195,605
Prior Year End period:
Gross charge-offs	—	16	—	—	—	787	—	—	803
Multifamily, net
Credit quality indicator:
Pass/Watch	$272,084	$1,982,075	$1,660,492	$400,280	$590,379	$745,705	$51,480	$—	$5,702,495
Special mention	—	—	1,278	—	961	—	—	—	2,239
Total multifamily, net	$272,084	$1,982,075	$1,661,770	$400,280	$591,340	$745,705	$51,480	$—	$5,704,734
Prior Year End period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction & development, net
Credit quality indicator:
Pass/Watch	$248,623	$716,207	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,745,832
Special mention	—	1,470	—	—	—	—	—	—	1,470
Total construction & development, net	$248,623	$717,677	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,747,302
Prior Year End period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential development, net
Credit quality indicator:
Pass/Watch	$90,241	$86,078	$22,271	$—	$—	$1,329	$116,490	$6,149	$322,558
Special mention	—	—	—	—	—	—	1,341	—	1,341
Total residential development, net	$90,241	$86,078	$22,271	$—	$—	$1,329	$117,831	$6,149	$323,899
Prior Year End period:
Gross charge-offs	—	—	—	—	—	—	—	—	—

Total commercial real estate	$1,763,678	$5,176,047	$4,426,895	$1,675,601	$2,022,584	$4,072,737	$310,789	$6,149	$19,454,480

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$835,662	$1,215,539	$933,970	$391,735	$271,974	$560,595	$1,097,630	$50,874	$5,357,979
Special mention	23,250	14,875	29,128	109	3,340	16,476	—	—	87,178
Substandard	2,911	13,862	13,981	3,068	7,385	7,859	31,399	4,139	84,604
Doubtful	—	1,329	335	796	197	699	—	—	3,356
Loss	—	415	—	648	51	2,534	—	—	3,648
Total term, net	$861,823	$1,246,020	$977,414	$396,356	$282,947	$588,163	$1,129,029	$55,013	$5,536,765
Prior Year End period:
Gross charge-offs	3,000	1,418	—	415	389	886	44	808	6,960
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$105,360	$105,791	$58,441	$12,266	$10,927	$16,108	$1,922,115	$5,676	$2,236,684
Special mention	476	635	394	—	—	80	61,927	403	63,915
Substandard	7,807	4,161	—	—	—	593	83,304	32,509	128,374
Doubtful	—	—	—	—	—	—	48	211	259
Loss	—	693	200	—	1	1	—	—	895
Total lines of credit & other, net	$113,643	$111,280	$59,035	$12,266	$10,928	$16,782	$2,067,394	$38,799	$2,430,127
Prior Year End period:
Gross charge-offs	30	168	—	47	144	45	1,058	1,809	3,301
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$682,866	$501,867	$200,499	$92,402	$61,065	$33,908	$—	$—	$1,572,607
Special mention	46,806	15,962	6,182	1,688	7,224	77	—	—	77,939
Substandard	7,094	15,274	6,704	2,163	1,246	1,161	—	—	33,642
Doubtful	5,833	22,566	9,036	3,161	1,700	208	—	—	42,504
Loss	395	1,485	581	292	58	9	—	—	2,820
Total leases & equipment finance, net	$742,994	$557,154	$223,002	$99,706	$71,293	$35,363	$—	$—	$1,729,512
Prior Year End period:
Gross charge-offs	2,324	47,116	31,569	9,111	6,394	3,087	—	—	99,601

Total commercial	$1,718,460	$1,914,454	$1,259,451	$508,328	$365,168	$640,308	$3,196,423	$93,812	$9,696,404

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$221,207	$1,845,395	$2,355,420	$521,177	$443,152	$735,801	$—	$—	$6,122,152
Special mention	1,125	916	1,737	651	1,156	4,109	—	—	9,694
Substandard	1,851	2,617	2,826	787	1,759	8,746	—	—	18,586
Loss	159	2,724	970	851	220	1,810	—	—	6,734
Total mortgage, net	$224,342	$1,851,652	$2,360,953	$523,466	$446,287	$750,466	$—	$—	$6,157,166
Prior Year End period:
Gross charge-offs	—	—	—	—	—	6	—	—	6

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$562	$1,242	$1,056	$100	$896	$35,677	$1,870,270	$17,807	$1,927,610
Special mention	—	—	—	—	114	378	5,052	1,230	6,774
Substandard	—	—	—	—	137	190	1,278	174	1,779
Loss	14	—	—	—	—	85	1,286	618	2,003
Total home equity loans & lines, net	$576	$1,242	$1,056	$100	$1,147	$36,330	$1,877,886	$19,829	$1,938,166
Prior Year End period:
Gross charge-offs	—	—	12	29	—	52	448	—	541

Total residential	$224,918	$1,852,894	$2,362,009	$523,566	$447,434	$786,796	$1,877,886	$19,829	$8,095,332

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$39,977	$14,919	$7,132	$4,953	$3,441	$5,022	$118,125	$543	$194,112
Special mention	138	52	5	13	52	122	779	135	1,296
Substandard	—	—	—	—	3	1	251	63	318
Loss	—	—	—	—	—	7	2	—	9
Total consumer & other, net	$40,115	$14,971	$7,137	$4,966	$3,496	$5,152	$119,157	$741	$195,735
Prior Year End period:
Gross charge-offs	3,313	132	23	20	29	288	1,485	472	5,762

Grand total	$3,747,171	$8,958,366	$8,055,492	$2,712,461	$2,838,682	$5,504,993	$5,504,255	$120,531	$37,441,951

Note 6 – Goodwill and Other Intangible Assets
Columbia had $1.0 billion in goodwill as of March 31, 2024 and December 31, 2023, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with the Merger. Goodwill is not amortized but is evaluated for potential impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed its annual impairment assessment as of October 31, 2023. No events or circumstances since the annual impairment test were noted that would indicate it was more likely than not that a goodwill impairment exists.

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2024	$764,791	$(193,203)	$571,588
As of December 31, 2023	$764,791	$(161,112)	$603,679

Amortization expense recognized on intangible assets was $32.1 million and $12.7 million for the three months ended March 31, 2024 and 2023, respectively.

The table below presents the forecasted amortization expense for intangible assets as of March 31, 2024:

(in thousands)
Year	Expected Amortization
Remainder of 2024	$87,340
2025	105,458
2026	92,545
2027	79,632
2028	66,719
Thereafter	139,894
Total intangible assets	$571,588

Note 7 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Balance, beginning of period	$109,243	$185,017
Additions for new MSR capitalized	1,237	1,601
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,153)	(4,881)
Changes due to valuation inputs or assumptions (1)	3,117	(2,937)
Balance, end of period	$110,444	$178,800
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Balance of loans serviced for others	$8,081,039	$8,175,664
MSR as a percentage of serviced loans	1.37%	1.34%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $6.0 million for the three months ended March 31, 2024, as compared to $9.4 million for the three months ended March 31, 2023.

Note 8 – Borrowings

The Company had FHLB advances and FRB borrowings outstanding as of March 31, 2024 with carrying values of $3.9 billion, compared to $4.0 billion at December 31, 2023.

The Bank's FHLB advances were $2.4 billion as of March 31, 2024, as compared to $3.8 billion at December 31, 2023. The FHLB advances have fixed interest rates ranging from 5.10% to 5.25% and mature in 2024 through 2025. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment, and other property in which a security interest can be granted by the Bank to the FHLB.

As of March 31, 2024, the Bank had FRB BTFP borrowings of $1.6 billion, as compared to $200.0 million at December 31, 2023. The Bank's FRB BTFP borrowings have interest rates ranging from 4.76% to 4.93% and mature within one year of March 31, 2024. The Bank has pledged investment securities as collateral for these borrowings. The ability to take new advances under this program ended in March 2024.

Note 9 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	March 31, 2024
Commitments to extend credit	$11,203,778
Forward sales commitments	$68,244
Commitments to originate residential mortgage loans held for sale	$40,745
Standby letters of credit	$196,748

The Bank is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve elements of credit and interest-rate risk similar to the risk involved in on-balance sheet items. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2024 and 2023. As of March 31, 2024, approximately $181.8 million of standby letters of credit expire within one year, and $14.9 million expire thereafter.

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

In September 2023, 34 related entities (the “iCap Entities”) that maintained their primary deposit accounts with the Bank filed jointly-administered Chapter 11 bankruptcies in the United States Bankruptcy Court for the Eastern District of Washington. The Bank was served with a request for production of account records and produced such records through counsel. Concurrently, in pleadings filed in the Bankruptcy Court for the Eastern District of Washington on behalf of investors who claimed losses of approximately $250.0 million, the Bank was identified as a party against which claims may be brought in connection with the iCap Entities’ alleged operation of Ponzi schemes prior to the bankruptcy proceedings described above. The potential claims against the Bank and the amount of any alleged damages have not been identified. To the extent suits or actions are commenced, the Bank intends to vigorously defend any and all claims.

In August 2020, a class action complaint was filed in the United States District Court (ND Cal) alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court (ND Cal) alleging claims by ten investors with different investments than the class members. Plaintiffs in the two District Court cases allege damages resulting from the scheme of between $386.2 million and $429.8 million, which includes prejudgment interest and does not account for prior bankruptcy recoveries of approximately $110.0 million to date. The Superior Court case does not yet have a clear estimate of damages. Trial in the District Court cases is currently scheduled to begin September 9, 2024. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. The Bank intends to defend these matters vigorously and believes that it has meritorious defenses.

As previously disclosed, in 2023, the Bank was informed by one of its technology service providers (the "Vendor") that a widely reported security incident involving MOVEit, a filesharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of the Bank’s consumer and small business customers (the "Vendor Incident").

Other than the information described above, no account information for accounts at the Bank was compromised as a result of the Vendor Incident, and no information from the Bank’s commercial customers was involved in the Vendor Incident. On June 22, 2023, the Bank sent an email to potentially affected consumer and small business customers informing them of the Vendor Incident. Between August 11, 2023, and August 15, 2023, the Vendor, on behalf of the Bank, initiated formal notice via U.S. Mail to the 429,252 Bank customers whose information was involved in the Vendor Incident. The Bank and the Vendor also notified applicable federal and state regulators regarding the Vendor Incident.

Beginning on August 18, 2023, some of the individuals who were notified of the Vendor Incident filed lawsuits against the Bank seeking monetary recovery and other relief on behalf of themselves and one or more putative classes of other individuals similarly situated. Two such cases have been filed in federal court (the United States District Court for the Western District of Washington), one of which was later voluntarily dismissed without prejudice. Five such cases have been filed in state court in Washington (the Washington Superior Court for Pierce County) and one case in state court in California (the California Superior Court for Contra Costa County). The state court cases have been removed to federal court by the Bank. On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation, in view of the large number of lawsuits arising out of the MOVEit data incident in federal courts across the United States, initiated a multidistrict litigation (“MDL”) for these cases to allow such cases to be transferred to one court for pre-trial proceedings. The MDL is titled In Re: MOVEit Customer Data Security Breach Litigation, MDL No. 3083 and is pending in the United States District Court for the District of Massachusetts as MDL No. 1:23-md-03083-ADB-PGL. All seven cases against the Bank have been transferred to the MDL as of January 29, 2024. The cases collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of certain statutes, namely the Washington Consumer Protection Act, the California Consumer Legal Remedies Act, the California Consumer Privacy Act, and the California Unfair Competition Law. The Bank has also received claims by or on behalf of individuals in connection with the Vendor Incident. Such claims have the potential to give rise to additional litigation. The Bank has engaged defense counsel and intends to vigorously defend against these suits and any similar or related suits or claims. The Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $6.9 million accrued related to legal matters as of March 31, 2024.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for March 31, 2024 and December 31, 2023. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. As of March 31, 2024 and December 31, 2023, the multifamily portfolio, including construction, and the office portfolio represented approximately 19% and 8% of the total loan portfolio, respectively. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2024 and 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. As of March 31, 2024 and December 31, 2023, the Bank had commitments to originate mortgage loans held for sale totaling $40.7 million and $20.6 million, respectively, and forward sales commitments of $68.2 million and $39.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of March 31, 2024, the Bank had $156.0 million notional of interest rate futures contracts and $17.0 million of mortgage-backed securities related to this program. As of December 31, 2023, the Bank had $150.0 million notional of interest rate futures contracts and $36.0 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2024, the Bank had interest rate swap assets with a $4.5 billion notional amount and interest swap rate liabilities with a $4.7 billion notional amount related to this program. As of December 31, 2023, the Bank had interest rate swap assets and interest rate swap liabilities, both with a notional amount of $4.7 billion related to this program.

The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $85.6 million and $88.3 million as of March 31, 2024 and December 31, 2023, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of March 31, 2024 and December 31, 2023, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $200.3 million and $166.3 million, respectively.

The Bank also has solely executed swaps indexed to Term SOFR, which are not clearable. These swaps are executed on a bilateral basis with a counterparty bank. There is no initial margin posted for bilateral swaps, but cash collateral equivalent to variation margin is exchanged to cover the mark-to-market exposure on a daily basis.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets on the Condensed Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate lock commitments	$16	$—	$—	$137
Interest rate futures	—	3,745	1,134	—
Interest rate forward sales commitments	74	9	188	535
Interest rate swaps	114,347	33,874	310,985	260,064
Foreign currency derivatives	326	457	182	355
Total derivative assets and liabilities	$114,763	$38,085	$312,489	$261,091

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the periods indicated:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2024	March 31, 2023
Interest rate lock commitments	$153	$105
Interest rate futures	(4,271)	2,650
Interest rate forward sales commitments	46	(1,003)
Interest rate swaps	1,197	(3,543)
Foreign currency derivatives	42	30
Total derivative losses	$(2,833)	$(1,761)

The Company is party to interest rate swap contracts that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty.

The following table shows the gross interest rate swaps in the Condensed Consolidated Balance Sheets and the respective collateral received or pledged in the form of cash or other financial instruments. The collateral amounts are limited to the outstanding balances of the related asset or liability. Therefore, instances of over collateralization are not shown.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets/Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
March 31, 2024
Derivative Assets
Interest rate swaps	$114,347	$—	$114,347	$9,623	$98,026	$6,698
Derivative Liabilities
Interest rate swaps	$310,985	$—	$310,985	$9,623	$—	$301,362

Note 11 – Earnings Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Net income (loss)	$124,080	$(14,038)

Weighted average number of common shares outstanding - basic	208,260	156,383
Effect of potentially dilutive common shares (1)	696	—
Weighted average number of common shares outstanding - diluted	208,956	156,383
Earnings (loss) per common share:
Basic	$0.60	$(0.09)
Diluted	$0.59	$(0.09)
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Restricted stock awards and units	601	783

Note 12 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		March 31, 2024		December 31, 2023
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,201,117	$2,201,117	$2,162,534	$2,162,534
Equity and other investment securities	1,2	77,203	77,203	76,995	76,995
Investment securities available for sale	1,2	8,616,545	8,616,545	8,829,870	8,829,870
Investment securities held to maturity	3	2,247	2,939	2,300	3,025
Loans held for sale	2	47,201	47,201	30,715	30,715
Loans and leases, net	2,3	37,228,069	35,740,658	37,001,080	35,810,989
Restricted equity securities	1	116,274	116,274	179,274	179,274
Residential mortgage servicing rights	3	110,444	110,444	109,243	109,243
Bank-owned life insurance	1	682,293	682,293	680,948	680,948
Derivatives	2,3	114,763	114,763	38,085	38,085
Financial liabilities:
Demand, money market, and savings deposits	1	$35,366,323	$35,366,323	$35,379,451	$35,379,451
Time deposits	2	6,339,837	6,314,381	6,227,569	6,201,519
Securities sold under agreements to repurchase	2	213,573	213,573	252,119	252,119
Borrowings	2	3,900,000	3,893,589	3,950,000	3,950,037
Junior subordinated debentures, at fair value	3	309,544	309,544	316,440	316,440
Junior and other subordinated debentures, at amortized cost	3	107,838	98,867	107,895	97,695
Derivatives	2,3	312,489	312,489	261,091	261,091

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62,497	$44,038	$18,459	$—
Equity securities held in rabbi trusts	14,706	14,706	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,467,393	372,865	1,094,528	—
Obligations of states and political subdivisions	1,051,929	—	1,051,929	—
Mortgage-backed securities and collateralized mortgage obligations	6,097,223	—	6,097,223	—
Loans held for sale, at fair value	47,201	—	47,201	—
Loans and leases, at fair value	267,806	—	267,806	—
Residential mortgage servicing rights, at fair value	110,444	—	—	110,444
Derivatives
Interest rate lock commitments	16	—	—	16
Interest rate forward sales commitments	74	—	74	—
Interest rate swaps	114,347	—	114,347	—
Foreign currency derivatives	326	—	326	—
Total assets measured at fair value	$9,233,962	$431,609	$8,691,893	$110,460
Financial liabilities:
Junior subordinated debentures, at fair value	$309,544	$—	$—	$309,544
Derivatives
Interest rate futures	1,134	—	1,134	—
Interest rate forward sales commitments	188	—	188	—
Interest rate swaps	310,985	—	310,985	—
Foreign currency derivatives	182	—	182	—
Total liabilities measured at fair value	$622,033	$—	$312,489	$309,544

(in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63,298	$44,839	$18,459	$—
Equity securities held in rabbi trusts	13,697	13,697	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,478,392	373,664	1,104,728	—
Obligations of states and political subdivisions	1,072,105	—	1,072,105	—
Mortgage-backed securities and collateralized mortgage obligations	6,279,373	—	6,279,373	—
Loans held for sale, at fair value	30,715	—	30,715	—
Loans and leases, at fair value	275,140	—	275,140	—
Residential mortgage servicing rights, at fair value	109,243	—	—	109,243
Derivatives
Interest rate futures	3,745	—	3,745	—
Interest rate forward sales commitments	9	—	9	—
Interest rate swaps	33,874	—	33,874	—
Foreign currency derivatives	457	—	457	—
Total assets measured at fair value	$9,360,048	$432,200	$8,818,605	$109,243
Financial liabilities:
Junior subordinated debentures, at fair value	$316,440	$—	$—	$316,440
Derivatives
Interest rate lock commitments	137	—	—	137
Interest rate forward sales commitments	535	—	535	—
Interest rate swaps	260,064	—	260,064	—
Foreign currency derivatives	355	—	355	—
Total liabilities measured at fair value	$577,531	$—	$260,954	$316,577

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans.

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

Junior Subordinated Debentures— The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The significant unobservable input utilized in the estimation of fair value of these instruments is the credit risk adjusted spread. The credit risk adjusted spread represents the non-performance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes a valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction among market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, the Company has classified this as a Level 3 fair value measurement.

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect non-performance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of March 31, 2024:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$110,444	Discounted cash flow	Constant prepayment rate	6.07% - 27.52%	6.74%
			Discount rate	9.50% - 16.08%	10.24%

Interest rate lock commitments, net	$16	Internal pricing model	Pull-through rate	64.27% - 100.00%	85.71%

Liabilities:
Junior subordinated debentures	$309,544	Discounted cash flow	Credit spread	2.11% - 6.13%	3.79%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$109,243	$(137)	$(316,440)	$185,017	$32	$(323,639)
Change included in earnings	(36)	(16)	(7,583)	(7,818)	(32)	(6,679)
Change in fair values included in comprehensive income/loss	—	—	6,453	—	—	25,812
Purchases and issuances	1,237	47	—	1,601	338	—
Sales and settlements	—	122	8,026	—	(201)	6,785
Ending balance	$110,444	$16	$(309,544)	$178,800	$137	$(297,721)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$3,117	$16	$(7,583)	$(2,937)	$137	$(6,679)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$6,453	$—	$—	$25,812

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized gains on fair value of junior subordinated debentures of $6.5 million for the three months ended March 31, 2024, were recorded net of tax as other comprehensive gains of $4.8 million. Comparatively, unrealized gains on fair value of junior subordinated debentures of $25.8 million were recorded net of tax as other comprehensive gains of $19.1 million for the three months ended March 31, 2023. The change recorded for three months ended March 31, 2024 was due to an increase in the credit spread and spot curve, partially offset by an increase in the implied forward curve.

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

	March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$1,059	$—	$—	$1,059
Total assets measured at fair value on a nonrecurring basis	$1,059	$—	$—	$1,059

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$5,036	$—	$—	$5,036
Total assets measured at fair value on a nonrecurring basis	$5,036	$—	$—	$5,036

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Loans and leases	$28,174	$18,734
Total losses from nonrecurring measurements	$28,174	$18,734

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information for loans and leases.

The loans and leases amounts above represent collateral-dependent loans and leases that have been adjusted to fair value. When a loan or non-homogeneous lease is identified as collateral-dependent, the Bank measures the impairment using the current fair value of the collateral, less estimated selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases the value of the collateral may be estimated as having little to no value. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is determined that the collateral has little to no value. If it is determined that the value of the collateral-dependent loan or lease is less than its recorded investment, the Bank recognizes this impairment and adjusts the carrying value of the loan or lease to fair value, less costs to sell, through the ACL. The loss represents charge-offs on collateral-dependent loans and leases for fair value adjustments based on the fair value of collateral.

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	March 31, 2024			December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$47,201	$45,926	$1,275	$30,715	$29,629	$1,086
Loans	$267,806	$315,435	$(47,629)	$275,140	$320,397	$(45,257)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Operations. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2024, the Company recorded a net increase in fair value of $189,000. For the three months ended March 31, 2023, the Company recorded a net increase in fair value of $81,000.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company recorded a net decrease in fair value of $2.4 million, as compared to a net increase in fair value of $9.5 million for the three months ended March 31, 2023, respectively.

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

As of March 31, 2024, the Company had a net deferred tax asset of $356.0 million, which includes $2.0 million of federal and state NOL carry-forwards, expiring in tax years 2030-2032.

The Company recorded income tax expense of $45.0 million and benefit of $4.9 million for the three months ended March 31, 2024 and 2023, respectively, representing effective tax rates of 26.6% and 25.8%, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

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

The Company records the investments in affordable housing partnerships of $205.6 million and $210.9 million as of March 31, 2024 and December 31, 2023, respectively, as a component of other assets on the Condensed Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $104.9 million and $114.1 million as of March 31, 2024 and December 31, 2023, respectively, which are recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends," and "forecast," and words or phrases of similar meaning.

We make forward-looking statements including, but not limited to, statements made about the combined company’s prospects and results following the merger with Umpqua Holdings Corporation and the merger of Columbia State Bank into Umpqua Bank (collectively, the “Mergers”), completed in the first quarter of 2023; derivatives and hedging; the results and performance of models and economic assumptions used in our calculation of the ACL; projected sources of funds and the Company's liquidity position and deposit level and types; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; inflation and interest rates generally; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that, among others, could cause actual results to differ materially from the anticipated results expressed or implied by forward-looking statements:

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
•the possibility that the anticipated benefits from ongoing initiatives to improve operational performance are not realized in the amounts or when expected if at all;
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

General

Columbia Banking System, Inc. (referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “the Company” and “Columbia”) is a registered financial holding company, which wholly owns the Bank. Columbia completed its previously-announced merger with Umpqua Holdings Corporation on February 28, 2023.

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

Executive Overview

The following is a discussion of our results for the three months ended March 31, 2024, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.59 for the three months ended March 31, 2024, as compared to $0.45 for the three months ended December 31, 2023. The increase for the three months ended March 31, 2024, as compared to the prior period, was primarily driven by a $37.8 million decrease in the provision for credit losses, as well as a decrease in non-interest expense largely due to the prior quarter including $32.9 million for the FDIC special assessment. This favorable change was partially offset by a decrease in non-interest income, driven by quarterly fluctuations in fair value adjustments, and net interest income. Net interest income decreased due to higher deposit costs relative to the fourth quarter and lower income earned on investment securities given slower prepayment activity.

•Net interest margin, on a tax-equivalent basis, was 3.52% for the three months ended March 31, 2024, as compared to 3.78% for the three months ended December 31, 2023. The decrease for the three months ended March 31, 2024 was due to the effect of deposit repricing and balance mix shift during the quarter.

•Non-interest income was $50.4 million for the three months ended March 31, 2024, as compared to $65.5 million for the three months ended December 31, 2023. The decline was driven by quarterly fluctuations in fair value adjustments and MSR hedging activity, which collectively resulted in a net fair value loss of $3.9 million in the first quarter compared to a net fair value gain of $12.7 million in the fourth quarter.

•Non-interest expense was $287.5 million for the three months ended March 31, 2024, as compared to $337.2 million for the three months ended December 31, 2023. The decrease was due to the fourth quarter's larger FDIC special assessment and lower discretionary spending.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $0.59 for the three months ended March 31, 2024, as compared to $(0.09) for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, as compared to the prior year period, was primarily driven by a decrease in the provision for credit losses, due to the initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. Non-interest expense also decreased, primarily due to lower merger-related expenses, and net interest income increased, primarily due to a full quarter operating as a combined company compared to only one month as a combined company for the prior year period.

•Net interest margin, on a tax-equivalent basis, was 3.52% for the three months ended March 31, 2024, as compared to 4.08% for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 compared to the prior year period was due to higher funding costs, deposit repricing, and a shift in product mix. Net interest income increased to $423.4 million for the three months ended March 31, 2024, compared to $374.7 million for the three months ended March 31, 2023, partly reflecting a larger average balance sheet for the three months ended March 31, 2024 compared to the prior year period, as a result of the full quarter as a combined company compared to only one month as a combined company for the prior year period, in addition to higher average yields on interest-earning assets.

•Non-interest income was $50.4 million for the three months ended March 31, 2024, as compared to $54.7 million for the three months ended March 31, 2023. The decrease was driven by quarterly fluctuations in fair value adjustments and MSR hedging activity, which collectively resulted in a net fair value loss of $3.9 million for the three months ended March 31, 2024 compared to a net fair value gain of $8.1 million for the three months ended March 31, 2023. This decline was partially offset by small increases in other categories, which were impacted by the full quarter as a combined company compared to only one month as a combined company for the prior year period.

•Non-interest expense was $287.5 million for the three months ended March 31, 2024, as compared to $342.8 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 reflects a decrease in merger-related expenses of $111.4 million, partially offset by increases in amortization of intangible assets added in connection with the Merger and salaries and employee benefits, which were impacted by the full quarter as a combined company compared to only one month as a combined company for the prior year period.

Comparison of current period end to prior year end

•Total loans and leases were $37.6 billion as of March 31, 2024, an increase of $200.5 million, as compared to December 31, 2023. The increase in total loans and leases was primarily in the commercial real estate and commercial loan balances and was driven primarily by commercial line utilization and construction project activity in the quarter. Higher commercial real estate term balances reflect projects that transitioned from construction to permanent financing.

•Total deposits were $41.7 billion as of March 31, 2024, an increase of $99.1 million, as compared to December 31, 2023. The increase was due to growth in money market accounts, time deposits, and interest-bearing demand deposits, partially offset by a decline in non-interest-bearing demand deposits.

•Total consolidated assets were $52.2 billion as of March 31, 2024 and December 31, 2023.

Credit Quality

•Non-performing assets increased to $143.8 million, or 0.28% of total assets, as of March 31, 2024, compared to $113.9 million, or 0.22% of total assets, as of December 31, 2023. Non-performing loans and leases were $142.0 million, or 0.38% of total loans and leases, as of March 31, 2024, compared to $112.9 million, or 0.30% of total loans and leases, as of December 31, 2023. The increase in non-performing assets during the quarter was driven primarily by migration in our SBA portfolio and an owner-occupied commercial real estate property.

•The allowance for credit losses was $437.2 million as of March 31, 2024, a decrease of $26.9 million compared to December 31, 2023. The decrease in the allowance for credit losses was due to changes in the economic assumptions used in credit models and a recalibration of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans.

•The Company had a provision for credit losses of $17.1 million for the three months ended March 31, 2024. This compares to a provision for credit losses of $54.9 million for the three months ended December 31, 2023, and $105.5 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 compared to the prior quarter was mainly due to changes in the economic assumptions and recalibration of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans. The three months ended March 31, 2023 included an $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger. This initial provision, as well as changes in the economic assumptions used in credit models and a recalibration of our CECL calculation, as noted above, which contributed to the change when compared to the same period in the current year.

Liquidity

•Total cash and cash equivalents were $2.2 billion as of March 31, 2024 and December 31, 2023. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support growth of deposit balances, fund growth in lending and investment portfolios, and deleverage non-deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $18.6 billion as of March 31, 2024, representing 36% of total assets, 45% of total deposits, and 138% of uninsured deposits.

Capital and Growth Initiatives

•The Company's total risk-based capital ratio was 12.0% and its common equity tier 1 ("CET1") capital ratio was 9.8% as of March 31, 2024. As of December 31, 2023, the Company's total risk-based capital ratio was 11.9% and its CET1 capital ratio was 9.6%.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on March 11, 2024.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimates for ACL, business combinations, and goodwill are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the three months ended March 31, 2024.

Results of Operations

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

Comparison of current quarter to prior quarter

The Company had net income of $124.1 million for the three months ended March 31, 2024, compared to net income of $93.5 million for the three months ended December 31, 2023. The increase in net income is mainly attributable to a decrease in non-interest expense and a decrease in provision for credit losses, partially offset by decreases in net interest income and non-interest income. The decrease of $49.7 million in non-interest expense is mainly due to a decrease in FDIC assessments, as a result of the FDIC special assessment of $32.9 million in the fourth quarter of 2023, as well as decreases in all categories as a result of lower discretionary spending and other expense items compared to expense items in the fourth quarter. The Company conducted an enterprise-wide evaluation of our operations during the first quarter of 2024, which resulted in consolidated positions, simplified reporting, and organizational structures. The changes are expected to be carried out in the second and third quarters of 2024 to achieve a core expense run rate for the fourth quarter of 2024 of $965 million to $985 million annualized. The expected core expense run rate excludes CDI amortization, merger-related expenses, exit and disposal costs, and the FDIC special assessment.

The decrease of $37.8 million in provision for credit losses reflects changes in the economic assumptions used in credit models and a recalibration of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans. The decrease of $30.3 million in net interest income is due to higher interest expense driven by higher average rates and balances in interest-bearing liabilities, in addition to a decrease in interest income, largely driven by lower income earned on investment securities given slower prepayment activity. The Company is actively managing and selectively reducing deposit offered rates. The decrease of $15.2 million in non-interest income was primarily driven by quarterly fluctuations in fair value adjustments and MSR hedging activity.

Comparison of current year-to-date to prior year period

For the three months ended March 31, 2024, the Company had net income of $124.1 million, compared to net loss of $14.0 million for the same period in the prior year. The increase in net income is mainly attributable to an increase in net interest income, a decrease in provision for credit losses, and a decrease in non-interest expense. The increase of $48.7 million in net interest income was due to higher loan interest income from increasing rates and higher average loan and lease balances, as well as the impact of purchase accounting accretion and amortization. These increases were partially offset by higher funding costs.

The decrease of $88.4 million in provision for credit losses was driven primarily by the initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. The decrease of $55.3 million in non-interest expense was due to a decrease in merger-related expenses of $111.4 million, partially offset by increases in amortization of intangible assets of $19.4 million and salaries and employee benefits of $18.5 million, which were impacted by the full quarter as a combined company for the current period compared to only one month as a combined company for the prior year period.

The following table presents the return on average assets (GAAP), average common shareholders' equity (GAAP), and average tangible common shareholders' equity (non-GAAP) for the periods indicated. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization. Tangible common equity is also used as part of our incentive compensation program for our executive officers. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Return on average assets	0.96%	0.72%	(0.14)%
Return on average common shareholders' equity	10.01%	7.90%	(1.70)%
Return on average tangible common shareholders' equity	14.82%	12.19%	(2.09)%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,985,875	$4,695,736	$3,349,761
Less: average goodwill and other intangible assets, net	$1,619,134	$1,652,282	$623,042
Average tangible common shareholders' equity	$3,366,741	$3,043,454	$2,726,719

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Total shareholders' equity	$4,957,245	$4,995,034
Subtract:
Goodwill	1,029,234	1,029,234
Other intangible assets, net	571,588	603,679
Tangible common shareholders' equity	$3,356,423	$3,362,121
Total assets	$52,224,006	$52,173,596
Subtract:
Goodwill	1,029,234	1,029,234
Other intangible assets, net	571,588	603,679
Tangible assets	$50,623,184	$50,540,683
Total shareholders' equity to total assets ratio	9.49%	9.57%
Tangible common equity ratio	6.63%	6.65%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended March 31, 2024 was $423.4 million, a decrease of $30.3 million compared to the three months ended December 31, 2023. The decrease was driven by a $22.9 million increase in interest expense due to higher average rates and balances in interest-bearing liabilities, in addition to a $7.4 million decrease in interest income, largely driven by lower income earned on investment securities given slower prepayment activity.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.52% for the three months ended March 31, 2024, as compared to 3.78% for the three months ended December 31, 2023. The contraction in net interest margin was driven by higher average deposit costs, which increased at an accelerated pace through the fourth quarter and into January before stabilizing in the latter part of the first quarter. The yield on loans and leases for the three months ended March 31, 2024 remained flat compared to the three months ended December 31, 2023.

The cost of interest-bearing liabilities for the three months ended March 31, 2024 increased by 23 basis points compared to the three months ended December 31, 2023, due to rising rates and product mix shift to higher cost money market and time deposits. This was partially offset by a lower cost for borrowings, as the Company was able to utilize the more favorable rates associated with the FRB BTFP.

Comparison of current year-to-date to prior year period

Net interest income for the three months ended March 31, 2024 was $423.4 million, an increase of $48.7 million compared to the three months ended March 31, 2023. The increase reflects a larger average balance sheet for the three months ended March 31, 2024 compared to the prior year period as a result of the Merger, in addition to higher average yields on interest-earning assets, partially offset by higher rates on interest-bearing liabilities.

The net interest margin on a fully tax-equivalent basis was 3.52% for the three months ended March 31, 2024, as compared to 4.08% for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 compared to the prior year period was due to higher funding costs, deposit repricing, and a shift in product mix.

The yield on loans and leases for the three months ended March 31, 2024 increased by 58 basis points as compared to the same period in 2023, primarily attributable to the rising interest rate environment and purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities increased by 143 basis points for the three months ended March 31, 2024, as compared to the same period in 2023, due to a higher mix of higher-cost time deposits and term borrowings, as well as rising interest rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The Federal Reserve increased the target range for the federal funds rate by 5.25% between March 2022 and July 2023, which marked the most recent increase to the federal funds rate. During that period, our net interest margin expanded as our asset sensitive balance sheet became increasingly profitable due to active rate increases by the Federal Reserve and the lagged impact to deposit pricing. Since the Federal Reserve ceased increasing the federal funds rate, we have experienced an increase in our funding costs that outpaces the increase in our earning asset yields as our deposits have continued to reprice higher and our funding base has experienced a shift toward higher-cost sources as Federal Reserve actions have reduced available liquidity within the banking industry. As a result, our net interest margin has contracted since July 2023 due to the impact of higher funding costs and minimal change to the average yield on earning assets.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$30,550	$525	6.88%	$48,868	$649	5.31%	$54,008	$799	5.92%
Loans and leases (1)	37,597,101	574,519	6.13%	37,333,310	577,092	6.13%	29,998,630	412,726	5.55%
Taxable securities	8,081,003	78,724	3.90%	7,903,053	82,872	4.19%	4,960,966	40,448	3.26%
Non-taxable securities (2)	851,342	7,886	3.71%	809,551	8,073	3.99%	437,020	4,068	3.72%
Temporary investments and interest-bearing cash	1,720,791	23,553	5.51%	1,743,447	24,055	5.47%	1,605,081	18,581	4.69%
Total interest-earning assets (1), (2)	48,280,787	$685,207	5.69%	47,838,229	$692,741	5.75%	37,055,705	$476,622	5.19%
Goodwill and other intangible assets	1,619,134			1,652,282			623,042
Other assets	2,184,052			2,341,845			1,747,228
Total assets	$52,083,973			$51,832,356			$39,425,975
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,035,339	$51,378	2.57%	$7,617,427	$44,861	2.34%	$4,759,251	$9,815	0.84%
Money market deposits	10,612,073	72,497	2.75%	10,276,894	61,055	2.36%	8,845,784	32,238	1.48%
Savings deposits	2,688,360	715	0.11%	2,880,622	698	0.10%	2,686,388	556	0.08%
Time deposits	6,406,807	73,845	4.64%	5,847,400	64,045	4.35%	3,205,128	21,004	2.66%
Total interest-bearing deposits	27,742,579	198,435	2.88%	26,622,343	170,659	2.54%	19,496,551	63,613	1.32%
Repurchase agreements and federal funds purchased	231,667	1,266	2.20%	245,989	1,226	1.98%	281,032	406	0.59%
Borrowings	3,920,879	51,275	5.26%	3,918,261	56,066	5.68%	2,352,715	28,764	4.96%
Junior and other subordinated debentures	423,528	9,887	9.39%	440,007	10,060	9.07%	417,966	8,470	8.22%
Total interest-bearing liabilities	32,318,653	$260,863	3.25%	31,226,600	$238,011	3.02%	22,548,264	$101,253	1.82%
Non-interest-bearing deposits	13,841,582			14,899,001			12,755,080
Other liabilities	937,863			1,011,019			772,870
Total liabilities	47,098,098			47,136,620			36,076,214
Common equity	4,985,875			4,695,736			3,349,761
Total liabilities and shareholders' equity	$52,083,973			$51,832,356			$39,425,975
NET INTEREST INCOME (2)		$424,344			$454,730			$375,369
NET INTEREST SPREAD (2)			2.44%			2.73%			3.37%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.52%			3.78%			4.08%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $982,000 for the three months ended March 31, 2024, as compared to approximately $1.1 million for the three months ended December 31, 2023 and approximately $671,000 for the three months ended March 31, 2023.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Three Months Ended
	March 31, 2024 compared to December 31, 2023			March 31, 2024 compared to March 31, 2023
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(285)	$161	$(124)	$(386)	$112	$(274)
Loans and leases	(1,734)	(839)	(2,573)	114,724	47,069	161,793
Taxable securities	1,842	(5,990)	(4,148)	29,223	9,053	38,276
Non-taxable securities (1)	408	(595)	(187)	3,837	(19)	3,818
Temporary investments and interest-bearing cash	(540)	38	(502)	1,465	3,507	4,972
Total interest-earning assets (1)	(309)	(7,225)	(7,534)	148,863	59,722	208,585
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	2,299	4,218	6,517	9,817	31,746	41,563
Money market deposits	1,881	9,561	11,442	7,352	32,907	40,259
Savings deposits	(53)	70	17	—	159	159
Time deposits	5,770	4,030	9,800	30,281	22,560	52,841
Repurchase agreements and federal funds purchased	(89)	129	40	(85)	945	860
Borrowings	31	(4,822)	(4,791)	20,629	1,882	22,511
Junior and other subordinated debentures	(453)	280	(173)	120	1,297	1,417
Total interest-bearing liabilities	9,386	13,466	22,852	68,114	91,496	159,610
Net (decrease) increase in net interest income (1)	$(9,695)	$(20,691)	$(30,386)	$80,749	$(31,774)	$48,975
(1) Tax-exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $17.1 million provision for credit losses for the three months ended March 31, 2024, as compared to a $54.9 million provision for the three months ended December 31, 2023. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2024 was 0.18%, as compared to 0.58% for the three months ended December 31, 2023. The change in provision for credit losses reflects changes in the economic assumptions and recalibration of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans. During the first quarter, we recalibrated the commercial CECL model to be more reflective of the post-Merger loan portfolio after a full year operating as a combined organization. We believe the recalibrated model is more reflective of the quality of our underwriting and borrower profiles.

For the three months ended March 31, 2024, net charge-offs were $44.0 million, as compared to $28.9 million for the three months ended December 31, 2023. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2024 were 0.47%, as compared to 0.31% for the three months ended December 31, 2023. Net charge-offs in the FinPac portfolio were $23.8 million in the first quarter, largely unchanged from the fourth quarter, and net charge-offs were up $14.4 million in the commercial portfolio from the prior quarter, with the increase centered in a single commercial credit.

Comparison of current year-to-date to prior year period

The Company had a $17.1 million provision for credit losses for the three months ended March 31, 2024, as compared to $105.5 million for the three months ended March 31, 2023. The decrease is primarily driven by the $88.4 million initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2024 was 0.18%, as compared to 1.43% for the three months ended March 31, 2023.

For the three months ended March 31, 2024, net charge-offs were $44.0 million, as compared to $16.7 million for the three months ended March 31, 2023. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2024 were 0.47%, as compared to 0.23% for the three months ended March 31, 2023. Net charge-offs in the FinPac portfolio were $23.8 million for the three months ended March 31, 2024, as compared to $16.4 million the three months ended March 31, 2023, largely in the trucking and transportation portfolio. Net charge-offs were up $18.9 million in the commercial portfolio from the three months ended March 31, 2023, with the increase centered in a single commercial credit.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $30.6 million as of March 31, 2024 have a related allowance for credit losses of $26.8 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	Change Amount	Change Percent	March 31, 2023	Change Amount	Change Percent
Service charges on deposits	$16,064	$17,349	$(1,285)	(7)%	$14,312	$1,752	12%
Card-based fees	13,183	14,593	(1,410)	(10)%	11,561	1,622	14%
Financial services and trust revenue	4,464	3,011	1,453	48%	1,297	3,167	244%
Residential mortgage banking revenue, net	4,634	4,212	422	10%	7,816	(3,182)	(41)%
Gain on sale of debt securities, net	12	9	3	33%	—	12	nm
(Loss) gain on equity securities, net	(1,565)	2,636	(4,201)	(159)%	2,416	(3,981)	(165)%
Gain on loan and lease sales, net	221	1,161	(940)	(81)%	940	(719)	(76)%
Bank-owned life insurance income	4,639	4,331	308	7%	2,790	1,849	66%
Other income	8,705	18,231	(9,526)	(52)%	13,603	(4,898)	(36)%
Total non-interest income	$50,357	$65,533	$(15,176)	(23)%	$54,735	$(4,378)	(8)%

Comparison of current quarter to prior quarter

Other income for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, decreased primarily due to interest rate fluctuations resulting in the current quarter including a loss on the fair value of certain loans held for investment of $2.4 million as compared to a gain of $19.4 million for the prior quarter, partially offset by a favorable change of $9.2 million in swap derivatives due to a gain in the current quarter compared to a loss in the prior quarter. These fair value adjustments, including the fair value loss on equity securities, are inversely influenced by the change in longer- term interest rates.

Comparison of current year-to-date to prior year period

Other income for the three months ended March 31, 2024 decreased as compared to the three months ended March 31, 2023, primarily due to interest rate fluctuations resulting in a loss on the fair value of certain loans held for investment of $2.4 million in the current period as compared to a gain of $9.5 million in the prior year period. The decrease was partially offset by the impact of rate fluctuations on swap derivatives with a gain in the current period compared to a loss in the prior year period, resulting in a favorable change of $4.7 million.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	Change Amount	Change Percent	March 31, 2023	Change Amount	Change Percent
Salaries and employee benefits	$154,538	$157,572	$(3,034)	(2)%	$136,092	$18,446	14%
Occupancy and equipment, net	45,291	48,160	(2,869)	(6)%	41,700	3,591	9%
Communications	3,782	4,280	(498)	(12)%	3,026	756	25%
Marketing	1,936	5,517	(3,581)	(65)%	1,059	877	83%
Services	13,422	16,363	(2,941)	(18)%	12,843	579	5%
FDIC assessments	14,460	42,510	(28,050)	(66)%	6,113	8,347	137%
Intangible amortization	32,091	33,204	(1,113)	(3)%	12,660	19,431	153%
Merger-related expenses	4,478	7,174	(2,696)	(38)%	115,898	(111,420)	(96)%
Other expenses	17,518	22,396	(4,878)	(22)%	13,427	4,091	30%
Total non-interest expense	$287,516	$337,176	$(49,660)	(15)%	$342,818	$(55,302)	(16)%
Comparison of current quarter to prior quarter

FDIC assessments decreased during the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, due primarily to the fourth quarter of 2023 including $32.9 million in expense related to the FDIC special assessment to replenish the Deposit Insurance Fund following bank closures in 2023, partially offset by an additional $4.8 million in FDIC special assessment expense in the three months ended March 31, 2024.
The remaining categories of non-interest expense decreased during the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, due primarily to the renewed focus on expense discipline and lower discretionary spending in order to support improved operating performance. During the first quarter of 2024, the Company conducted a comprehensive evaluation of our operations, resulting in streamlined roles, simplified reporting, and organizational restructuring. The Company anticipates severance and restructuring charges in the second and third quarters of 2024.
Comparison of current year-to-date to prior year period
Salaries and employee benefits increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the current year including a full quarter of salaries and wages as a combined company, compared to only one month as a combined company for the same period in the prior year.

FDIC assessments increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due primarily to the $4.8 million in expense related to the FDIC special assessment to replenish the Deposit Insurance Fund following bank closures in 2023.
Intangible amortization increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the current year including a full quarter of amortization associated with the core deposit intangible asset added as a result of the Merger, compared to one month of amortization during the first quarter of 2023.

Merger-related expenses decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, with the largest drivers of the decrease being lower legal and professional fees and personnel expenses related to the Merger. Columbia closed the Merger and completed the core systems conversion during the first quarter of 2023.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2024 was 26.6%, as compared to 26.4% and 25.8% for the three months ended December 31, 2023, and March 31, 2023, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

FINANCIAL CONDITION

Investment Securities

Investment debt securities available for sale were $8.6 billion as of March 31, 2024, compared to $8.8 billion as of December 31, 2023. The decrease was primarily due to a decrease of $122.7 million in fair value of investment securities available for sale, due to higher rates during the quarter, as well as sales and paydowns of $110.5 million.

The following tables present the par value, amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	March 31, 2024
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,546,374	$1,552,240	$1,132	$(85,979)	$1,467,393	17%
Obligations of states and political subdivisions	1,129,803	1,068,290	8,788	(25,149)	1,051,929	12%
Mortgage-backed securities and collateralized mortgage obligations	7,000,856	6,551,596	2,386	(456,759)	6,097,223	71%
Total available for sale securities	$9,677,033	$9,172,126	$12,306	$(567,887)	$8,616,545	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,483	$2,247	$692	$—	$2,939	100%
Total held to maturity securities	$3,483	$2,247	$692	$—	$2,939	100%

	December 31, 2023
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,546,374	$1,551,074	$6,192	$(78,874)	$1,478,392	17%
Obligations of states and political subdivisions	1,135,345	1,073,264	20,451	(21,610)	1,072,105	12%
Mortgage-backed securities and collateralized mortgage obligations	7,103,633	6,638,439	28,558	(387,624)	6,279,373	71%
Total available for sale securities	$9,785,352	$9,262,777	$55,201	$(488,108)	$8,829,870	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,564	$2,300	$725	$—	$3,025	100%
Total held to maturity securities	$3,564	$2,300	$725	$—	$3,025	100%

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

As of March 31, 2024, the available for sale investment portfolio had a net unrealized loss of $555.6 million, which reflects gross unrealized losses of $567.9 million and gross unrealized gains of $12.3 million. Gross unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $456.8 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of March 31, 2024.

Loans and Leases

Total loans and leases outstanding as of March 31, 2024 were $37.6 billion, an increase of $200.5 million as compared to December 31, 2023. The increase is primarily attributable to organic loan growth of $269.4 million, centered in commercial real estate and commercial portfolios. The increase in organic loan growth was partially offset by charge-offs of $49.8 million, due mainly to the FinPac portfolio as well as an increase due to a single credit in the commercial portfolio. The loan to deposit ratio was 90% as of March 31, 2024 and December 31, 2023.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of the dates presented:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,557,768	17%	$6,482,940	17%
Owner occupied term, net	5,231,676	14%	5,195,605	14%
Multifamily, net	5,828,960	15%	5,704,734	15%
Construction & development, net	1,728,652	5%	1,747,302	5%
Residential development, net	284,117	1%	323,899	1%
Commercial
Term, net	5,544,450	15%	5,536,765	15%
Lines of credit & other, net	2,491,557	6%	2,430,127	6%
Leases & equipment finance, net	1,706,759	5%	1,729,512	5%
Residential
Mortgage, net	6,128,884	16%	6,157,166	16%
Home equity loans & lines, net	1,950,421	5%	1,938,166	5%
Consumer & other, net	189,169	1%	195,735	1%
Total, net of deferred fees and costs	$37,642,413	100%	$37,441,951	100%

Commercial Real Estate and Commercial Loans

Commercial real estate and commercial loans are the largest classifications within earning assets, representing 41% and 20%, respectively, of average earning assets for both the three month periods ended March 31, 2024 and December 31, 2023. The increase in commercial real estate and commercial loan balances between March 31, 2024 and December 31, 2023 was driven by commercial line utilization and construction project activity in the quarter. Higher commercial real estate term balances reflect projects that transitioned from construction to permanent financing.

Delinquency and non-accrual loan movements during the quarter reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. The increase in non-performing assets during the quarter was driven primarily by deterioration in our SBA portfolio and an owner-occupied commercial real estate property. Non-performing assets during the quarter include $43.0 million in government guarantees on the commercial real estate, commercial, and residential portfolios.

Commercial Real Estate Loans

The commercial real estate portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale commercial real estate properties. We seek to mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement.

As of March 31, 2024, commercial real estate loans held in our loan portfolio were $19.6 billion, an increase of $176.7 million compared to December 31, 2023. Commercial real estate concentrations are managed with a goal of optimizing geographic and business diversity, primarily in our footprint.

Loans secured by office properties represent approximately 8% of our total loan portfolio at March 31, 2024, with a breakout of 59% non-owner occupied, 39% owner occupied, and 2% construction loans. Excluding floating rate loans, which have already repriced to prevailing rates, only 8% of our office portfolio reprices through 2025. Office properties located in suburban markets secure the majority of our office portfolio as only 6% of non-owner occupied loans are located in downtown core business districts.

Loans secured by multifamily properties, including construction, represent approximately 19% of the total loan portfolio. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

The following table provides detail on commercial real estate loans by property type:

	March 31, 2024		December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	Outstanding	Non-accrual (1)
Commercial real estate loans by property type:
Multifamily	$7,142,745	$—	$6,978,498	$—
Office	2,984,462	13,335	2,980,240	13,335
Industrial	2,867,985	4,262	2,812,295	2,053
Retail	2,080,244	1,594	2,083,960	3,715
Special Purpose	1,346,008	13,902	1,348,343	4,566
Hotel/Motel	749,190	2,443	755,132	2,622
Other	2,460,539	4,200	2,496,012	2,398
Total commercial real estate loans	$19,631,173	$39,736	$19,454,480	$28,689
(1) Commercial real estate non-accrual loans are inclusive of government guarantees of $12.2 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively.

Commercial Loans

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of March 31, 2024, commercial loans held in our loan portfolio were $9.7 billion, an increase of $46.4 million compared to December 31, 2023, which is mainly attributable to credit line utilization during the period.

The leases and equipment finance portfolio represents approximately 18% of the commercial portfolio and 5% of the total loan portfolio. The leasing portfolio has non-performing leases and charge-offs centered in the trucking and transportation portion of the portfolio. Net charge-offs in the FinPac lease portfolio were $23.8 million in the first quarter, largely unchanged from the fourth quarter, and net charge-offs were up $14.4 million in the commercial portfolio from the prior quarter, with the increase centered in a single commercial credit. Delinquency and non-accrual loan movements in the transportation and trucking portfolio over the year were anticipated and a slow recovery is expected for this portfolio.

The following table provides detail on commercial loans and leases by industry type:

	March 31, 2024		December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	Outstanding	Non-accrual (1)
Commercial loans by industry type:
Agriculture	$830,961	$1,862	$829,555	$2,167
Contractors	726,030	5,727	733,531	6,143
Dentist	714,797	995	715,348	886
Finance/Insurance	752,322	17	754,115	3
Gaming	541,646	—	532,698	—
Healthcare	330,450	2,039	312,788	2,062
Manufacturing	753,827	2,980	736,298	2,636
Professional	425,984	2,702	445,455	3,113
Public Admin	646,544	—	649,895	7
Rental and Leasing	710,946	208	692,101	165
Retail	229,961	8,594	225,223	1,276
Support Services	418,851	1,856	411,565	1,047
Transportation/Warehousing	839,227	20,918	852,735	21,951
Wholesale	612,568	5,021	673,349	396
Other	1,208,652	6,041	1,131,748	3,830
Total commercial portfolio	$9,742,766	$58,960	$9,696,404	$45,682
(1) Commercial non-accrual loans are inclusive of government guarantees of $19.2 million and $11.7 million as of March 31, 2024 and December 31, 2023, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of March 31, 2024, residential real estate loans held in our loan portfolio were $8.1 billion, a decrease of $16.0 million as compared to December 31, 2023.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans, decreased $6.6 million to $189.2 million as of March 31, 2024, as compared to December 31, 2023.

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, the ACL and asset quality ratios as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Loans and leases on non-accrual status
Commercial real estate, net	$39,736	$28,689
Commercial, net	58,960	45,682
Total loans and leases on non-accrual status	98,696	74,371
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	253	870
Commercial, net	10,733	8,232
Residential, net (1)	31,916	29,102
Consumer & other, net	437	326
Total loans and leases past due 90 days or more and accruing (1)	43,339	38,530
Total non-performing loans and leases (2)	142,035	112,901
Other real estate owned	1,762	1,036
Total non-performing assets	$143,797	$113,937
ACLLL	$414,344	$440,871
Reserve for unfunded commitments	22,868	23,208
ACL	$437,212	$464,079
Asset quality ratios:
Non-performing assets to total assets (1) (2)	0.28%	0.22%
Non-performing loans and leases to total loans and leases (1) (2)	0.38%	0.30%
Non-accrual loans and leases to total loans and leases (2)	0.26%	0.20%
ACLLL to total loans and leases	1.10%	1.18%
ACL to total loans and leases	1.16%	1.24%
ACL to non-accrual loans and leases	443%	624%
ACL to total non-performing loans and leases	308%	411%
(1)Excludes government guaranteed GNMA mortgage loans that Columbia has the right but not the obligation to repurchase that are past due 90 days or more totaling $1.6 million as of March 31, 2024 and $1.0 million at December 31, 2023.
(2)Includes government guaranteed portion of $11.7 million and $31.3 million for 90 days or greater and non-accrual loans, respectively, as of March 31, 2024. Includes government guaranteed portion of $12.3 million and $19.3 million for 90 days or greater and non-accrual loans, respectively, as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, there were approximately $34.9 million or 0.09% of total loans, modified due to borrowers experiencing financial difficulties.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of March 31, 2024, there was an increase in non-performing loans representative of a more normalized credit environment, driven by a migration in our SBA portfolio and an owner-occupied commercial real estate property.

Allowance for Credit Losses

The ACL totaled $437.2 million as of March 31, 2024, a decrease of $26.9 million from December 31, 2023. The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023
Allowance for credit losses on loans and leases
Balance, beginning of period	$440,871	$416,560
Provision for credit losses on loans and leases	17,476	53,183
Charge-offs
Commercial real estate, net	(161)	(629)
Commercial, net	(47,232)	(31,949)
Residential, net	(490)	(89)
Consumer & other, net	(1,870)	(1,841)
Total charge-offs	(49,753)	(34,508)
Recoveries
Commercial real estate, net	358	35
Commercial, net	4,732	4,414
Residential, net	170	781
Consumer & other, net	490	406
Total recoveries	5,750	5,636
Net recoveries (charge-offs)
Commercial real estate, net	197	(594)
Commercial, net	(42,500)	(27,535)
Residential, net	(320)	692
Consumer & other, net	(1,380)	(1,435)
Total net charge-offs	(44,003)	(28,872)
Balance, end of period	$414,344	$440,871
Reserve for unfunded commitments
Balance, beginning of period	$23,208	$21,482
(Recapture) provision for credit losses on unfunded commitments	(340)	1,726
Balance, end of period	22,868	23,208
Total allowance for credit losses	$437,212	$464,079
As a percentage of average loans and leases (annualized):
Net charge-offs	0.47%	0.31%
Provision for credit losses	0.18%	0.58%
Recoveries as a percentage of charge-offs	11.56%	16.33%

The provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. The change in the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, reflects changes in the economic assumptions and recalibration of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans. Net charge-offs in the FinPac portfolio were $23.8 million in the first quarter, largely unchanged from the fourth quarter, and net charge-offs were up $14.4 million in the commercial portfolio from the prior quarter, with the increase centered in a single commercial credit.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of the dates presented:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% loans to total loans	Amount	% loans to total loans
Commercial real estate	$146,276	52%	$125,888	52%
Commercial	202,757	26%	244,821	26%
Residential	58,010	21%	62,004	21%
Consumer & other	7,301	1%	8,158	1%
Allowance for credit losses on loans and leases	$414,344		$440,871

The following table shows the change in the allowance for credit losses from December 31, 2023 to March 31, 2024:

(dollars in thousands)	December 31, 2023	Q1 2024 net recoveries (charge-offs)	Reserve build	March 31, 2024	% of loan and leases outstanding
Commercial real estate	$137,058	$197	$22,049	$159,304	0.81%
Commercial	252,662	(42,500)	(1,515)	208,647	2.14%
Residential	64,944	(320)	(3,857)	60,767	0.75%
Consumer & Other	9,415	(1,380)	459	8,494	4.49%
Total allowance for credit losses	$464,079	$(44,003)	$17,136	$437,212	1.16%
% of loans and leases outstanding	1.24%			1.16%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the first quarter of 2024, the Bank used Moody's Analytics' February 2024 baseline economic forecast, which shows a worsening economic situation from the forecast used in the prior quarter. Refer to Note 5 - Allowance for Credit Losses for further information on key components of the forecast. The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of March 31, 2024 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023
Balance, beginning of period	$109,243	$117,640
Additions for new MSR capitalized	1,237	920
Sale of MSR assets	—	149
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,153)	(3,215)
Changes due to valuation inputs or assumptions (1)	3,117	(6,251)
Balance, end of period	$110,444	$109,243
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Balance of loans serviced for others	$8,081,039	$8,175,664
MSR as a percentage of serviced loans	1.37%	1.34%

Residential MSR are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Operations. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential MSR will increase as market rates for mortgage loans rise and decrease if market rates fall.

Goodwill and Other Intangible Assets

As of March 31, 2024 and December 31, 2023, the Company had $1.0 billion in goodwill, which was recorded as a result of the Merger. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

As of March 31, 2024, we had other intangible assets of $571.6 million, as compared to $603.7 million at December 31, 2023. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the Merger Date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $41.7 billion as of March 31, 2024, an increase of $99.1 million as compared to December 31, 2023. The increase was due to growth in money market, time deposits, and interest-bearing demand accounts, partially offset by a decline in non-interest-bearing demand deposits. The interest-bearing deposit mix increased mainly due to a migration from non-interest-bearing to interest-bearing accounts as customers seek higher rates in the current interest rate environment.

The following table presents the deposit balances by category as of the dates presented:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Non-interest-bearing demand	$13,808,554	34%	$14,256,452	34%
Interest-bearing demand	8,095,211	19%	8,044,432	19%
Money market	10,822,498	26%	10,324,454	25%
Savings	2,640,060	6%	2,754,113	7%
Time, greater than $250,000	1,179,498	3%	1,034,094	2%
Time, $250,000 or less	5,160,339	12%	5,193,475	13%
Total deposits	$41,706,160	100%	$41,607,020	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $37.4 billion as of March 31, 2024 and December 31, 2023. The Company's brokered deposits totaled $3.1 billion as of March 31, 2024 and December 31, 2023.

The FDIC generally insures up to $250,000 per depositor for each account ownership category, as defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all applicable FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of March 31, 2024 and December 31, 2023, approximately $28.2 billion and $28.1 billion, respectively, of the Bank’s deposits were estimated to be insured. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. Uninsured deposits were $13.5 billion as of March 31, 2024 and December 31, 2023. As of March 31, 2024, total available liquidity was $18.6 billion, or 138% of uninsured deposits.

Borrowings

As of March 31, 2024, the Bank had outstanding securities sold under agreements to repurchase of $213.6 million, a decrease of $38.5 million from December 31, 2023. The Bank had outstanding borrowings consisting of advances from the FHLB and FRB of $3.9 billion as of March 31, 2024 and $4.0 billion as of December 31, 2023. The decrease compared to the fourth quarter of 2023 was primarily due to repayment of higher priced borrowings as well as general liquidity management. FHLB advances have fixed rates ranging from 5.1% to 5.25% with the majority set to mature before the end of the first quarter of 2025. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FRB borrowings have interest rates ranging from 4.76% to 4.93% and mature within one year of March 31, 2024, although the Company has the ability to repay balances prior to maturity without penalty. The FRB borrowings are secured by investment securities.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $417.4 million and $424.3 million as of March 31, 2024 and December 31, 2023, respectively. The decrease is mainly due to a decrease of $6.5 million in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was due to an increase in the credit spread and spot curve, partially offset by an increase in the implied forward curve. As of March 31, 2024, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes maintaining sufficient on-balance sheet liquidity to support growth of deposit balances, fund growth in lending and investment portfolios, and deleverage non-deposit liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the current economic conditions, as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and manage our borrowing sources.

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 7% of total deposits at March 31, 2024 and December 31, 2023. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Company’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Company’s reliance on the wholesale markets. Total deposits were $41.7 billion as of March 31, 2024, compared with $41.6 billion at December 31, 2023. The Bank also has liquidity from excess bond collateral of $3.7 billion.

In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can sell securities under agreements to repurchase, issue brokered certificates of deposit, or utilize off-balance sheet funding sources.

The Bank maintains a substantial level of total available liquidity in the form of off-balance sheet funding sources. These liquidity sources include capacity to borrow from uncommitted lines of credit, advances from the FHLB, and the Federal Reserve Bank’s Discount Window. Availability of the uncommitted lines of credit is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The following table presents total off-balance sheet liquidity as of the date presented:

	March 31, 2024
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$11,965,443	$2,369,833	$9,595,610
Federal Reserve Discount Window	2,819,767	—	2,819,767
Federal Reserve Term Funding Program (1)	1,550,000	1,550,000	—
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$16,935,210	$3,919,833	$13,015,377
(1) The Federal Reserve’s Bank Term Funding Program was discontinued for new borrowings in March 2024. We present associated balances as of March 31, 2024.

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	March 31, 2024
Total off-balance sheet liquidity	$13,015,377
Cash and cash equivalents, less reserve requirements	1,897,925
Excess bond collateral	3,719,196
Total available liquidity	$18,632,498

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $90.0 million of dividends paid by the Bank to the Company in the three months ended March 31, 2024. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

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

Commitments and Other Contractual Obligations- The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of March 31, 2024, time deposits totaled $6.3 billion, of which $6.1 billion mature in a year or less. Total borrowings as of March 31, 2024 were $3.9 billion all of which mature within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of March 31, 2024, our loan commitments were $11.2 billion. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 9 - Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of March 31, 2024 was $5.0 billion, down slightly from December 31, 2023. The decrease of $37.8 million in shareholders' equity during the three months ended March 31, 2024 was principally due to other comprehensive losses of $86.0 million and cash dividends paid of $75.5 million, partially offset by net income of $124.1 million during the period.

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

On February 9, 2024, Columbia declared a cash dividend in the amount of $0.36 per common share based on fourth quarter 2023 performance, which was paid on March 11, 2024.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Dividend declared per common share	$0.36	$0.36	$0.35
Dividend payout ratio	60%	80%	nm

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$4,816,063	11.95%	$3,224,001	8.00%	$4,030,002	10.00%
Umpqua Bank	$4,696,990	11.66%	$3,223,525	8.00%	$4,029,406	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,937,327	9.77%	$2,418,001	6.00%	$3,224,001	8.00%
Umpqua Bank	$4,289,253	10.64%	$2,417,644	6.00%	$3,223,525	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,937,327	9.77%	$1,813,501	4.50%	$2,619,501	6.50%
Umpqua Bank	$4,289,253	10.64%	$1,813,233	4.50%	$2,619,114	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,937,327	7.72%	$2,040,334	4.00%	$2,550,418	5.00%
Umpqua Bank	$4,289,253	8.41%	$2,040,978	4.00%	$2,551,223	5.00%
December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,770,335	11.86%	$3,218,301	8.00%	$4,022,876	10.00%
Umpqua Bank	$4,653,920	11.57%	$3,217,821	8.00%	$4,022,276	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	$2,413,726	6.00%	$3,218,301	8.00%
Umpqua Bank	$4,231,569	10.52%	$2,413,366	6.00%	$3,217,821	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	$1,810,294	4.50%	$2,614,869	6.50%
Umpqua Bank	$4,231,569	10.52%	$1,810,024	4.50%	$2,614,479	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,876,985	7.60%	$2,040,344	4.00%	$2,550,431	5.00%
Umpqua Bank	$4,231,569	8.30%	$2,040,489	4.00%	$2,550,611	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2024 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2023.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	March 31, 2024		December 31, 2023
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(0.4)%	(2.5)%	(2.1)%	(1.9)%
Up 200 basis points	(0.3)%	(1.5)%	(1.4)%	(1.1)%
Up 100 basis points	(0.1)%	(0.7)%	(0.7)%	(0.5)%
Down 100 basis points	—%	0.4%	0.5%	0.1%
Down 200 basis points	0.1%	0.3%	1.1%	(0.2)%
Down 300 basis points	0.3%	0.1%	1.6%	(0.8)%

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. This model has inherent limitations, and these results are based on a given set of rate changes and assumptions at one point in time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. We employ estimates based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest-bearing deposit balances, we utilize a repricing "beta" assumption, which is an estimate for the change in interest-bearing deposit costs given a change in the short-term market interest rate.

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

Simulation results indicate limited exposure to interest rate risk in either increasing or decreasing rate environments. Our sensitivity changed from the year end 2023 results, with the magnitude of exposure to rising rate environments showing significant improvement in the first year of the forecast. The change in sensitivity is mainly due to the execution of fixed rate FHLB advances with maturities of ten to twelve months. The deposit mix shift with reductions in non-interest-bearing and savings accounts combined with increases in money market and time deposit accounts also contributed. In addition, decreases in fixed rate and increases in floating rate and adjustable loans also impacted the sensitivity.

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

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to 5.25% - 5.50% at March 31, 2024. Based on the FOMC Members’ median expectations for the fed funds target rate, the fed funds rate is near its expected high, with projections declining in 2024. Increases in the federal funds rate and the unwinding of the Federal Reserve’s balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

	March 31, 2024	December 31, 2023
Up 300 basis points	(19.4)%	(21.9)%
Up 200 basis points	(13.3)%	(14.6)%
Up 100 basis points	(6.9)%	(7.1)%
Down 100 basis points	6.9%	6.8%
Down 200 basis points	13.4%	12.0%
Down 300 basis points	18.1%	15.1%

Our economic value of equity analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity, as the decrease in value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our economic value of equity increases. This occurs as the increase in value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. As of March 31, 2024, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangible.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2024.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 9 Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under "Part I—Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2024:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
01/01/24 - 01/31/24	39,420	$26.67	—	—
02/01/24 - 02/29/24	149,576	$18.70	—	—
03/01/24 - 03/31/24	51,333	$19.45	—	—
Total for quarter	240,329	$20.17	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 240,329 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

During the first quarter of 2024 none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Certain of our officers and directors have made, and may from time to time make, elections to (i) have shares withheld to cover withholding taxes or (ii) have dividends from Columbia common stock reinvested into Columbia common stock, (iii) have a portion of their 401(k) account contributions used to purchase Columbia common stock, or (iv) participate in the employee stock purchase plan, which may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 9, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 8-K filed March 1, 2023

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Umpqua Bank Nonqualified Deferred Compensation Plan, Revised and Restated January 1, 2024	Incorporated by reference to Exhibit 10.71 to Form 10-K filed February 27, 2024

10.2**	Form of Umpqua Bank Endorsement Method Split Dollar Agreement	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	May 7, 2024	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	May 7, 2024	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Chief Financial Officer and Principal Financial Officer

Dated	May 7, 2024	/s/ Lisa M. White
Lisa M. White Corporate Controller and Principal Accounting Officer