Form 10-Q
period 2024-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2024-08-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 209,481,301 shares outstanding as of July 31, 2024.

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

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks (restricted cash of $4,240 and $4,200)	$515,263	$498,496
Interest-bearing cash and temporary investments (restricted cash of $5,245 and $900)	1,553,568	1,664,038
Total cash and cash equivalents	2,068,831	2,162,534
Investment securities
Equity and other, at fair value	77,221	76,995
Available for sale, at fair value	8,503,000	8,829,870
Held to maturity, at amortized cost	2,203	2,300
Loans held for sale	56,310	30,715
Loans and leases (at fair value: $174,021 and $275,140)	37,709,987	37,441,951
Allowance for credit losses on loans and leases	(418,671)	(440,871)
Net loans and leases	37,291,316	37,001,080
Restricted equity securities	116,274	179,274
Premises and equipment, net	337,842	338,970
Operating lease right-of-use assets	108,278	115,811
Goodwill	1,029,234	1,029,234
Other intangible assets, net	542,358	603,679
Residential mortgage servicing rights, at fair value	110,039	109,243
Bank-owned life insurance	686,485	680,948
Deferred tax asset, net	361,773	347,203
Other assets	756,319	665,740
Total assets	$52,047,483	$52,173,596
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$13,481,616	$14,256,452
Interest-bearing	28,041,656	27,350,568
Total deposits	41,523,272	41,607,020
Securities sold under agreements to repurchase	197,860	252,119
Borrowings	3,900,000	3,950,000
Junior subordinated debentures, at fair value	310,187	316,440
Junior and other subordinated debentures, at amortized cost	107,781	107,895
Operating lease liabilities	123,082	130,576
Other liabilities	908,629	814,512
Total liabilities	47,070,811	47,178,562
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2024 and 2023; issued and outstanding: 209,459,123 in 2024 and 208,584,667 in 2023	5,807,041	5,802,747
Accumulated deficit	(374,687)	(467,571)
Accumulated other comprehensive loss	(455,682)	(340,142)
Total shareholders' equity	4,976,672	4,995,034
Total liabilities and shareholders' equity	$52,047,483	$52,173,596

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INTEREST INCOME
Interest and fees on loans and leases	$583,874	$552,679	$1,158,918	$966,204
Interest and dividends on investment securities:
Taxable	78,828	79,036	153,845	118,765
Exempt from federal income tax	6,904	6,817	13,808	10,214
Dividends	2,895	2,581	6,602	3,300
Interest on temporary investments and interest-bearing deposits	23,035	34,616	46,588	53,197
Total interest income	695,536	675,729	1,379,761	1,151,680
INTEREST EXPENSE
Interest on deposits	207,307	100,408	405,742	164,021
Interest on securities sold under agreement to repurchase and federal funds purchased	1,515	1,071	2,781	1,477
Interest on borrowings	49,418	81,004	100,693	109,768
Interest on junior and other subordinated debentures	9,847	9,271	19,734	17,741
Total interest expense	268,087	191,754	528,950	293,007
Net interest income	427,449	483,975	850,811	858,673
PROVISION FOR CREDIT LOSSES	31,820	16,014	48,956	121,553
Net interest income after provision for credit losses	395,629	467,961	801,855	737,120
NON-INTEREST INCOME
Service charges on deposits	18,503	16,454	34,567	30,766
Card-based fees	14,681	13,435	27,864	24,996
Financial services and trust revenue	5,396	4,512	9,860	5,809
Residential mortgage banking revenue (loss), net	5,848	(2,342)	10,482	5,474
(Loss) gain on sale of debt securities, net	(1)	—	11	—
Gain (loss) on equity securities, net	325	(697)	(1,240)	1,719
(Loss) gain on loan and lease sales, net	(1,516)	442	(1,295)	1,382
Bank-owned life insurance income	4,705	4,063	9,344	6,853
Other (loss) income	(3,238)	3,811	5,467	17,414
Total non-interest income	44,703	39,678	95,060	94,413
NON-INTEREST EXPENSE
Salaries and employee benefits	145,066	163,398	299,604	299,490
Occupancy and equipment, net	45,147	50,550	90,438	92,250
Communications	3,408	4,357	7,190	7,383
Marketing	2,305	1,937	4,241	2,996
Services	14,600	14,094	28,022	26,937
FDIC assessments	9,664	11,579	24,124	17,692
Intangible amortization	29,230	35,553	61,321	48,213
Merger and restructuring expense	14,641	29,649	19,119	145,547
Other expenses	15,183	17,442	32,701	30,869
Total non-interest expense	279,244	328,559	566,760	671,377
Income before provision for income taxes	161,088	179,080	330,155	160,156
Provision for income taxes	40,944	45,703	85,931	40,817
Net income	$120,144	$133,377	$244,224	$119,339
Earnings per common share:
Basic	$0.58	$0.64	$1.17	$0.65
Diluted	$0.57	$0.64	$1.17	$0.65
Weighted average number of common shares outstanding:
Basic	208,498	207,977	208,379	182,325
Diluted	209,011	208,545	208,999	182,860

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$120,144	$133,377	$244,224	$119,339
Available for sale securities:
Unrealized losses arising during the period	(39,571)	(145,743)	(162,233)	(305)
Income tax benefit related to unrealized losses	10,288	37,894	42,181	67
Reclassification adjustment for net realized losses (gains) in earnings	1	—	(11)	—
Income tax expense related to realized gains	—	—	3	—
Net change in unrealized losses for available for sale securities	(29,282)	(107,849)	(120,060)	(238)

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(384)	(14,638)	6,069	11,174
Income tax benefit (expense) related to unrealized (losses) gains	100	3,806	(1,578)	(2,905)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(284)	(10,832)	4,491	8,269

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	20	72	39	96
Income tax expense related to unrecognized actuarial loss	(5)	(19)	(10)	(25)
Net change in pension plan liability adjustment	15	53	29	71
Other comprehensive (loss) gain income, net of tax	(29,551)	(118,628)	(115,540)	8,102
Comprehensive income	$90,593	$14,749	$128,684	$127,441

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2023	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826
Net loss			(14,038)		(14,038)
Other comprehensive income, net of tax				126,730	126,730
Stock issued in connection with the Merger	78,863,112	2,337,632			2,337,632
Stock-based compensation		5,644			5,644
Stock repurchased and retired	(215,229)	(5,216)			(5,216)
Issuances of common stock under stock plans	460,399	—			—
Cash dividends on common stock ($0.35 per share)			(45,855)		(45,855)
Balance at March 31, 2023	208,429,244	$5,788,553	$(603,696)	$(300,134)	$4,884,723
Net income			133,377		133,377
Other comprehensive loss, net of tax				(118,628)	(118,628)
Stock issued in connection with the Merger		1,646			1,646
Stock-based compensation		3,335			3,335
Stock repurchased and retired	(32,727)	(742)			(742)
Issuances of common stock under stock plans	117,122	—			—
Cash dividends on common stock ($0.36 per share)			(75,523)		(75,523)
Balance at June 30, 2023	208,513,639	$5,792,792	$(545,842)	$(418,762)	$4,828,188
Net income			135,845		135,845
Other comprehensive loss, net of tax				(261,667)	(261,667)
Stock-based compensation		4,338			4,338
Stock repurchased and retired	(7,072)	(148)			(148)
Issuances of common stock under stock plans	10,472	—			—
Issuances of common stock under the employee stock purchase plan	58,440	1,185			1,185
Cash dividends on common stock ($0.36 per share)			(75,579)		(75,579)
Balance at September 30, 2023	208,575,479	$5,798,167	$(485,576)	$(680,429)	$4,632,162
Net income			93,531		93,531
Other comprehensive income, net of tax				340,287	340,287
Stock-based compensation		4,756			4,756
Stock repurchased and retired	(8,807)	(176)			(176)
Issuances of common stock under stock plans	17,995	—			—
Cash dividends on common stock ($0.36 per share)			(75,526)		(75,526)
Balance at December 31, 2023	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034

Net income			124,080		124,080
Other comprehensive loss, net of tax				(85,989)	(85,989)
Stock-based compensation		4,422			4,422
Stock repurchased and retired	(240,329)	(4,847)			(4,847)
Issuances of common stock under stock plans	1,026,057	—			—
Cash dividends on common stock ($0.36 per share)			(75,455)		(75,455)
Balance at March 31, 2024	209,370,395	$5,802,322	$(418,946)	$(426,131)	$4,957,245
Net income			120,144		120,144
Other comprehensive loss, net of tax				(29,551)	(29,551)
Stock-based compensation		5,486			5,486
Stock repurchased and retired	(41,399)	(767)			(767)
Issuances of common stock under stock plans	130,127	—			—
Cash dividends on common stock ($0.36 per share)			(75,885)		(75,885)
Balance at June 30, 2024	209,459,123	$5,807,041	$(374,687)	$(455,682)	$4,976,672

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,224	$119,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of investment discounts, net	(39,785)	(26,954)
Gain on sale of investment securities, net	(11)	—
Provision for credit losses	48,956	121,553
Change in cash surrender value of bank-owned life insurance	(9,502)	(2,992)
Depreciation, amortization and accretion	77,120	63,111
Gain on sale of premises and equipment	(2,628)	(644)
Additions to residential mortgage servicing rights carried at fair value	(2,777)	(2,769)
Change in fair value of residential mortgage servicing rights carried at fair value	1,981	14,857
Stock-based compensation	9,908	8,979
Net increase in equity and other investments	(1,466)	(395)
Loss (gain) on equity securities, net	1,240	(1,719)
Gain on sale of loans and leases, net	(1,799)	(4,940)
Change in fair value of loans held for sale	(316)	520
Origination of loans held for sale	(227,778)	(251,202)
Proceeds from sales of loans held for sale	204,276	258,802
Change in other assets and liabilities:
Net increase in other assets	(49,478)	(14,072)
Net increase (decrease) in other liabilities	83,633	(54,115)
Net cash provided by operating activities	335,798	227,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(33,506)	(919,933)
Proceeds from investment securities available for sale	237,615	1,369,809
Purchases of restricted equity securities	(85,500)	(220,066)
Redemption of restricted equity securities	148,500	110,696
Net change in loans and leases	(457,307)	(581,350)
Proceeds from sales of loans and leases	112,307	435,939
Change in premises and equipment	(12,369)	(3,512)
Proceeds from bank-owned life insurance death benefits	3,305	3,305
Cash received in the Merger	—	274,587
Other	1,143	340
Net cash (used in) provided by investing activities	(85,812)	469,815
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(83,748)	(1,423,793)
Net decrease in federal funds purchased	—	(14,000)
Net decrease in securities sold under agreements to repurchase	(54,259)	(83,880)
Proceeds from borrowings	3,900,000	9,850,000
Repayment of borrowings	(3,950,000)	(6,786,522)
Dividends paid on common stock	(150,068)	(120,448)
Repurchase and retirement of common stock	(5,614)	(5,958)
Net cash (used in) provided by financing activities	(343,689)	1,415,399
Net (decrease) increase in cash and cash equivalents	(93,703)	2,112,573
Cash and cash equivalents, beginning of period	2,162,534	1,294,643
Cash and cash equivalents, end of period	$2,068,831	$3,407,216

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$525,478	$228,995
Income taxes	52,373	78,528
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	(120,060)	(238)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	4,491	8,269
Transfer of loans to loans held for sale	—	118,085

Acquisitions:
Assets acquired	$—	$19,230,586
Liabilities assumed	—	(17,920,542)
Net assets acquired	$—	$1,310,044

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2024, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. Columbia's financial results for any periods ended prior to February 28, 2023, the Merger Date, reflect UHC results only on a standalone basis. Accordingly, Columbia's reported financial results for the six months ended June 30, 2023, reflect only UHC financial results through the closing of the Merger and may not be directly comparable to the prior or future reported periods. Under the reverse acquisition method of accounting, the assets and liabilities of Columbia were recorded at their respective fair values as of February 28, 2023 ("historical Columbia"). Refer to Note 2 - Business Combination for additional information on this acquisition.

Application of new accounting guidance

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also update the disclosures for equity securities subject to contractual restrictions.
		Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.	The Company adopted the guidance on January 1, 2024, using a prospective methodology, and it did not have a material impact on the Company's consolidated financial statements.
ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)

The amendments in this ASU permit companies to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the statement of income as a component of income tax expense (benefit). The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand the investments that generate income tax credits and other income tax benefits from a tax credit program.
Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.
The Company adopted the guidance on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements. Refer to Note 13 - Income Taxes for additional information.

Recent accounting pronouncements

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-06, Disclosure Improvements
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
ASU No. 2023-07, Segment Reporting (Topic 280)
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
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
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
ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards
The amendments improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation.
		Fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
FASB Accounting Standards Update No. 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements	The amendments focus on codification improvements and specifically addresses the removal of references to the Concepts Statements. These amendments aim to streamline accounting guidance by eliminating extraneous references that are not essential for understanding or applying the accounting principles. The update ensures all relevant disclosure guidance is appropriately placed within the Disclosure Section of the codification to enhance clarity and accessibility for users of financial statements.	Fiscal years beginning after December 15, 2024.	The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the three and six months ended June 30, 2024, there were $2.7 million and $7.2 million in merger-related expenses, respectively, compared to $29.6 million and $145.5 million during the three and six months ended June 30, 2023, respectively. Additional merger-related expenses will be expensed in future periods as incurred.

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

Unaudited Pro Forma for the
Six Months Ended
(in thousands)	June 30, 2023
Net interest income	$1,014,447
Non-interest income	$128,250
Net income (1)	$381,212
(1) The 2023 pro forma net income excludes $173.5 million of merger-related costs, inclusive of historical Columbia merger-related costs, incurred in 2023, as these costs were included in the 2022 pro forma net income.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,553,422	$140	$(86,340)	$1,467,222
Obligations of states and political subdivisions	1,064,031	4,178	(33,686)	1,034,523
Mortgage-backed securities and collateralized mortgage obligations	6,480,698	1,168	(480,611)	6,001,255
Total available for sale securities	$9,098,151	$5,486	$(600,637)	$8,503,000
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,203	$682	$—	$2,885
Total held to maturity securities	$2,203	$682	$—	$2,885

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,551,074	$6,192	$(78,874)	$1,478,392
Obligations of states and political subdivisions	1,073,264	20,451	(21,610)	1,072,105
Mortgage-backed securities and collateralized mortgage obligations	6,638,439	28,558	(387,624)	6,279,373
Total available for sale securities	$9,262,777	$55,201	$(488,108)	$8,829,870
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,300	$725	$—	$3,025
Total held to maturity securities	$2,300	$725	$—	$3,025

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $33.5 million and $34.1 million as of June 30, 2024 and December 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$503,063	$(1,498)	$913,887	$(84,842)	$1,416,950	$(86,340)
Obligations of states and political subdivisions	499,412	(7,526)	221,760	(26,160)	721,172	(33,686)
Mortgage-backed securities and collateralized mortgage obligations	3,273,776	(51,322)	2,524,899	(429,289)	5,798,675	(480,611)
Total temporarily impaired securities	$4,276,251	$(60,346)	$3,660,546	$(540,291)	$7,936,797	$(600,637)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$99,898	$(1,074)	$822,245	$(77,800)	$922,143	$(78,874)
Obligations of states and political subdivisions	103,256	(580)	169,231	(21,030)	272,487	(21,610)
Mortgage-backed securities and collateralized mortgage obligations	1,089,640	(10,355)	1,817,768	(377,269)	2,907,408	(387,624)
Total temporarily impaired securities	$1,292,794	$(12,009)	$2,809,244	$(476,099)	$4,102,038	$(488,108)

The number of individual debt securities in an unrealized loss position in the tables above increased to 1,263 as of June 30, 2024, as compared to 600 at December 31, 2023. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an ACL as of June 30, 2024.

The following table presents the contractual maturities of debt securities as of June 30, 2024:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$190,692	$189,169	$—	$—
Due after one year through five years	2,352,102	2,289,382	3	3
Due after five years through ten years	2,095,493	2,003,191	1	486
Due after ten years	4,459,864	4,021,258	2,199	2,396
Total debt securities	$9,098,151	$8,503,000	$2,203	$2,885

The following table presents, as of June 30, 2024, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,912,250	$1,727,324
To secure repurchase agreements	320,289	291,554
Other securities pledged	3,534,750	3,249,558
Total pledged securities	$5,767,289	$5,268,436

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	June 30, 2024	December 31, 2023
Commercial real estate
Non-owner occupied term, net	$6,407,351	$6,482,940
Owner occupied term, net	5,230,511	5,195,605
Multifamily, net	5,868,848	5,704,734
Construction & development, net	1,946,693	1,747,302
Residential development, net	269,106	323,899
Commercial
Term, net	5,559,548	5,536,765
Lines of credit & other, net	2,558,633	2,430,127
Leases & equipment finance, net	1,701,943	1,729,512
Residential
Mortgage, net	5,992,163	6,157,166
Home equity loans & lines, net	1,982,786	1,938,166
Consumer & other, net	192,405	195,735
Total loans and leases, net of deferred fees and costs	$37,709,987	$37,441,951

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. Interest accrued on loans totaled $154.7 million and $154.9 million as of June 30, 2024 and December 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets. As of June 30, 2024, loans totaling $22.7 billion were pledged to secure borrowings and available lines of credit.

As of June 30, 2024 and December 31, 2023, the net deferred fees and costs were $67.5 million and $71.8 million, respectively. Originated loans are reported at the principal amount outstanding, net of unearned interest, deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Purchased loans are recorded at fair value at the date of purchase. Total loans and leases also include discounts on acquired loans of $492.5 million and $552.5 million as of June 30, 2024 and December 31, 2023, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $293.5 million and $331.9 million as of June 30, 2024 and December 31, 2023, respectively. The carrying balance of PCD loans was $268.7 million and $300.2 million as of June 30, 2024 and December 31, 2023, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $5.5 million and $10.4 million for the three and six months ended June 30, 2024, respectively, as compared to $4.7 million and $9.4 million for the three and six months ended June 30, 2023, respectively.

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

In calculating the ACL, the Bank considered the financial and economic environment at the time of assessment and economic scenarios that differed in the levels of severity and sensitivity to the ACL results. At each measurement date, the Bank selects the scenario that reflects its view of future economic conditions and is determined to be the most probable outcome.

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate during the three months ended June 30, 2024 reflect credit migration trends and changes in the economic assumptions. Due to the dynamic economic environment, the Bank opted to use Moody's Analytics' May 2024 baseline economic forecast for estimating the ACL as of June 30, 2024.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:

•U.S. real GDP average annualized growth of 2.5% in 2024, 1.7% in 2025, 1.9% in 2026, and 2.2% in 2027;
•U.S. unemployment rate average of 4.0% in 2024, 4.1% in 2025, 4.0% in 2026, and 4.0% in 2027; and
•The forecasted average federal funds rate is expected to be 5.2% in 2024, 4.3% in 2025, 3.3% in 2026 and 2.9% in 2027.

The Bank uses an additional scenario that differs in terms of severity, both favorable or unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The economic factors are consistent between scenarios. The Bank selected the Moody's Analytics' May 2024 S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:

•U.S. real GDP average annualized growth of 2.0% in 2024, 0.1% in 2025, 2.5% in 2026, and 2.7% in 2027;
•U.S. unemployment rate average of 4.5% in 2024, 6.1% in 2025, 4.4% in 2026, and 4.0% in 2027; and
•The forecasted average federal funds rate is expected to be 5.0% in 2024, 2.8% in 2025, 2.2% in 2026 and 2.7% in 2027.

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

The Company evaluated each qualitative factor as of June 30, 2024 and applied adjustments considered necessary to model results. While qualitative overlays are applied, the majority of the allowance is driven by modeled results, as management determined that the models adequately reflect the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$146,276	$202,757	$58,010	$7,301	$414,344
(Recapture) provision for credit losses for loans and leases	(3,096)	46,320	(9,032)	568	34,760
Charge-offs	(585)	(33,561)	(504)	(1,551)	(36,201)
Recoveries	551	4,198	411	608	5,768
Net charge-offs	(34)	(29,363)	(93)	(943)	(30,433)
Balance, end of period	$143,146	$219,714	$48,885	$6,926	$418,671
Reserve for unfunded commitments
Balance, beginning of period	$13,028	$5,890	$2,757	$1,193	$22,868
(Recapture) provision for credit losses on unfunded commitments	(3,082)	657	(479)	(36)	(2,940)
Balance, end of period	9,946	6,547	2,278	1,157	19,928
Total allowance for credit losses	$153,092	$226,261	$51,163	$8,083	$438,599

	Six Months Ended June 30, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$125,888	$244,821	$62,004	$8,158	$440,871
Provision (recapture) for credit losses for loans and leases	17,095	46,756	(12,706)	1,091	52,236
Charge-offs	(746)	(80,793)	(994)	(3,421)	(85,954)
Recoveries	909	8,930	581	1,098	11,518
Net recoveries (charge-offs)	163	(71,863)	(413)	(2,323)	(74,436)
Balance, end of period	$143,146	$219,714	$48,885	$6,926	$418,671
Reserve for unfunded commitments
Balance, beginning of period	$11,170	$7,841	$2,940	$1,257	$23,208
Recapture for credit losses on unfunded commitments	(1,224)	(1,294)	(662)	(100)	(3,280)
Balance, end of period	9,946	6,547	2,278	1,157	19,928
Total allowance for credit losses	$153,092	$226,261	$51,163	$8,083	$438,599

	Three Months Ended June 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$111,090	$239,146	$60,613	$6,615	$417,464
Provision for credit losses for loans and leases	7,829	30	5,269	2,088	15,216
Charge-offs	(174)	(32,036)	(4)	(1,264)	(33,478)
Recoveries	209	4,511	63	618	5,401
Net recoveries (charge-offs)	35	(27,525)	59	(646)	(28,077)
Balance, end of period	$118,954	$211,651	$65,941	$8,057	$404,603
Reserve for unfunded commitments
Balance, beginning of period	$8,405	$6,381	$3,320	$923	$19,029
Provision (recapture) for credit losses on unfunded commitments	1,595	(560)	(302)	65	798
Balance, end of period	10,000	5,821	3,018	988	19,827
Total allowance for credit losses	$128,954	$217,472	$68,959	$9,045	$424,430

	Six Months Ended June 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	32,312	71,027	15,224	3,151	121,714
Charge-offs	(174)	(51,284)	(252)	(2,037)	(53,747)
Recoveries	267	7,569	186	987	9,009
Net recoveries (charge-offs)	93	(43,715)	(66)	(1,050)	(44,738)
Balance, end of period	$118,954	$211,651	$65,941	$8,057	$404,603
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
Provision (recapture) for credit losses on unfunded commitments	536	(294)	(446)	43	(161)
Balance, end of period	10,000	5,821	3,018	988	19,827
Total allowance for credit losses	$128,954	$217,472	$68,959	$9,045	$424,430
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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2024 and 2023.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	June 30, 2024
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$972	$528	$—	$1,500	$4,961	$6,400,890	$6,407,351
Owner occupied term, net	1,586	1,946	—	3,532	32,623	5,194,356	5,230,511
Multifamily, net	—	—	—	—	—	5,868,848	5,868,848
Construction & development, net	—	—	—	—	—	1,946,693	1,946,693
Residential development, net	—	—	—	—	—	269,106	269,106
Commercial
Term, net	3,714	5,700	—	9,414	29,583	5,520,551	5,559,548
Lines of credit & other, net	4,676	4,590	145	9,411	2,166	2,547,056	2,558,633
Leases & equipment finance, net	16,659	20,564	5,633	42,856	23,237	1,635,850	1,701,943
Residential
Mortgage, net (1)	—	13,942	52,652	66,594	—	5,925,569	5,992,163
Home equity loans & lines, net	7,143	2,966	2,920	13,029	—	1,969,757	1,982,786
Consumer & other, net	551	461	220	1,232	—	191,173	192,405
Total, net of deferred fees and costs	$35,301	$50,697	$61,570	$147,568	$92,570	$37,469,849	$37,709,987
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $1.0 million at June 30, 2024.
(2) Includes government guaranteed portion of $27.9 million and $36.8 million for 90 days or greater and non-accrual loans, respectively.

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
(2) Includes government guaranteed portion of $12.3 million and $19.3 million for 90 days or greater and non-accrual loans, respectively.

The following table summarizes the amortized cost of non-accrual loans for which there was no related ACL as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Commercial real estate
Non-owner occupied term, net	$37	$52
Owner occupied term, net	1,604	1,352
Commercial
Term, net	2,574	3,497
Total non-accrual loans with no related ACL (1)	$4,215	$4,901
(1) Excludes non-accrual collateral-dependent loans and leases that have been written down to net realizable value without an associated ACL.

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. There have been no significant changes in the level of collateralization from the prior periods. The following table summarizes the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of June 30, 2024:

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$4,242	$—	$—	$4,242
Owner occupied term, net	—	29,621	—	—	29,621
Commercial
Term, net	2,397	—	16,124	3,931	22,452
Line of credit & other, net	—	1,305	250	—	1,555
Leases & equipment finance, net	—	—	23,237	—	23,237
Residential
Mortgage, net	74,806	—	—	—	74,806
Home equity loans & lines, net	2,431	—	—	—	2,431
Total, net of deferred fees and costs	$79,634	$35,168	$39,611	$3,931	$158,344

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$4,041	$—	$—	$4,041	0.08%
Commercial
Term, net	1,237	5,493	1,988	8,718	0.16%
Lines of credit & other, net	—	3,728	319	4,047	0.16%
Leases & equipment finance, net	—	866	—	866	0.05%
Residential
Mortgage, net	—	1,447	7,389	8,836	0.15%
Total loans and leases experiencing financial difficulty	$5,278	$11,534	$9,696	$26,508	0.07%

	Six Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term, net	$—	$—	$17,577	$17,577	0.27%
Owner occupied term, net	4,041	—	530	4,571	0.09%
Commercial
Term, net	1,237	5,944	1,988	9,169	0.16%
Lines of credit & other, net	—	10,913	319	11,232	0.44%
Leases & equipment finance, net	—	1,457	—	1,457	0.09%
Residential
Mortgage, net	—	2,456	14,355	16,811	0.28%
Total loans and leases experiencing financial difficulty	$5,278	$20,770	$34,769	$60,817	0.16%

	Three Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$976	$—	$—	$—	$976	0.02%
Commercial
Term, net	377	—	—	—	377	0.01%
Lines of credit & other, net	—	1,850	—	—	1,850	0.08%
Leases & equipment finance, net	—	194	—	—	194	0.01%
Residential
Mortgage, net	—	454	13,348	1,261	15,063	0.24%
Total loans and leases experiencing financial difficulty	$1,353	$2,498	$13,348	$1,261	$18,460	0.05%

	Six Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$976	$—	$—	$—	$—	$976	0.02%
Commercial
Term, net	377	—	—	—	—	377	0.01%
Lines of credit & other, net	—	2,945	—	—	—	2,945	0.13%
Leases & equipment finance, net	—	603	—	—	—	603	0.03%
Residential
Mortgage, net	—	454	22,017	—	2,934	25,405	0.40%
Home equity loans & lines, net	—	—	—	244	—	244	0.01%
Total loans and leases experiencing financial difficulty	$1,353	$4,002	$22,017	$244	$2,934	$30,550	0.08%

Three Months Ended June 30, 2024
Loan Type	Financial Effect
Commercial real estate
Owner occupied term, net	Reduced weighted average interest rate by 3.79%.
Commercial
Term, net	Reduced weighted average interest rate by 5.00%. Weighted average term extension of 6 months to the life of the loans. Deferred $77,000 of principal and interest payments.
Lines of credit & other, net	Weighted average term extension of 9 months to the life of the loans. Deferred $48,000 of principal and interest payments.
Leases & equipment finance, net	Weighted average term extension of 11 months to the life of the loans and leases.
Residential
Mortgage, net	Weighted average term extension of 4.7 years to the life of the loans. Deferred $531,000 of principal and interest payments.

Six Months Ended June 30, 2024
Loan Type	Financial Effect
Commercial real estate
Non-owner occupied term, net	Deferred $4.0 million of principal and interest payments.
Owner occupied term, net	Reduced weighted average interest rate by 3.79%. Deferred $51,000 of principal and interest payments.
Commercial
Term, net	Reduced weighted average interest rate by 5.00%. Weighted average term extension of 6 months to the life of the loans. Deferred $77,000 of principal and interest payments.
Lines of credit & other, net	Weighted average term extension of 7 months to the life of the loans. Deferred $48,000 of principal and interest payments.
Leases & equipment finance, net	Weighted average term extension of 10 months to the life of the loans and leases.
Residential
Mortgage, net	Weighted average term extension of 8.3 years to the life of the loans. Deferred $1.0 million of principal and interest payments.

Three Months Ended June 30, 2023
Loan Type	Financial Effect
Commercial real estate
Owner occupied term, net	Reduced weighted average interest rate by 2.41%.
Commercial
Term, net	Reduced weighted average interest rate by 4.50%.
Lines of credit & other, net	Weighted average term extension of 6 months to the life of the loans.
Leases & equipment finance, net	Weighted average term extension of 10 months to the life of the loans.
Residential
Mortgage, net
Weighted average term extension of 6.4 years to the life of the loans. Deferred $916,000 of principal and interest payments. Combined modifications had a financial effect of weighted average term extension of 13.9 years to the life of the loans, and deferred $37,000 of principal and interest payments.

Six Months Ended June 30, 2023
Loan Type	Financial Effect
Commercial real estate
Owner occupied term, net	Reduced weighted average interest rate by 2.41%.
Commercial
Term, net	Reduced weighted average interest rate by 4.50%.
Lines of credit & other, net	Weighted average term extension of 8 months to the life of the loans.
Leases & equipment finance, net	Weighted average term extension of 9 months to the life of the loans.
Residential
Mortgage, net
Weighted average term extension of 6.4 years to the life of the loans. Deferred $1.2 million of principal and interest payments. Combined modifications had a financial effect of weighted average term extension of 13.4 years to the life of the loans, and deferred $156,000 of principal payment and interest payments.

Home equity loans & lines, net	Weighted average term extension of 6.9 years to the life of the loan and decreased the weighted average interest rate by 3.44%.

The Company closely monitors the performance of loans and leases that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 or more days past due. The following tables present the amortized cost basis of modified loans as of June 30, 2024 that, within twelve months of the modification date, experienced a subsequent default during the periods presented:

	Three Months Ended June 30, 2024
(in thousands)	Interest rate reduction	Term Extension	Other than insignificant payment delay	Total
Commercial real estate
Owner occupied term, net	$3,064	$—	$—	$3,064
Commercial
Lines of credit & other, net	—	250	—	250
Residential
Mortgage, net	—	300	743	1,043
Total loans and leases experiencing financial difficulty with a subsequent default	$3,064	$550	$743	$4,357

	Six Months Ended June 30, 2024
(in thousands)	Interest rate reduction	Term Extension	Other than insignificant payment delay	Total
Commercial real estate
Owner occupied term, net	$3,064	$—	$—	$3,064
Commercial
Lines of credit & other, net	—	250	—	250
Residential
Mortgage, net	—	300	743	1,043
Total loans and leases experiencing financial difficulty with a subsequent default	$3,064	$550	$743	$4,357

For the three and six months ended June 30, 2023, all modified loans and leases were current and there were no loan or lease modifications made to borrowers experiencing financial difficulty that subsequently defaulted.

The following tables present an age analysis of loans and leases as of June 30, 2024 that have been modified within the prior twelve months and as of June 30, 2023 that have been modified since January 1, 2023, the date of the adoption of ASU 2022-02:

	June 30, 2024
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
(in thousands)
Commercial real estate
Non-owner occupied term, net	$47,557	$—	$—	$—	$—	$47,557
Owner occupied term, net	2,033	—	—	—	3,594	5,627
Commercial
Term, net	9,784	—	—	—	1,237	11,021
Lines of credit & other, net	50,268	—	999	—	1,751	53,018
Leases & equipment finance, net	1,430	193	227	15	106	1,971
Residential
Mortgage, net	33,971	—	2,841	5,103	—	41,915
Total loans and leases, net of deferred fees and costs	$145,043	$193	$4,067	$5,118	$6,688	$161,109

	June 30, 2023
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
(in thousands)
Commercial real estate
Owner occupied term, net	$—	$—	$—	$—	$976	$976
Commercial
Term, net	—	—	—	—	377	377
Lines of credit & other, net	2,945	—	—	—	—	2,945
Leases & equipment finance, net	492	111	—	—	—	603
Residential
Mortgage, net	25,405	—	—	—	—	25,405
Home equity loans & lines, net	244	—	—	—	—	244
Total loans and leases, net of deferred fees and costs	$29,086	$111	$—	$—	$1,353	$30,550

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$120,203	$586,414	$1,287,806	$1,170,822	$593,654	$2,452,050	$61,247	$1,663	$6,273,859
Special mention	—	—	844	1,243	467	19,452	—	—	22,006
Substandard	17,577	29,979	3,061	528	—	59,659	—	—	110,804
Doubtful	—	—	—	682	—	—	—	—	682
Total non-owner occupied term, net	$137,780	$616,393	$1,291,711	$1,173,275	$594,121	$2,531,161	$61,247	$1,663	$6,407,351
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$86	$—	$—	$86
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$254,451	$516,936	$1,063,606	$923,506	$427,382	$1,781,628	$74,543	$54	$5,042,106
Special mention	249	1,280	7,029	11,989	9,959	25,538	1,926	—	57,970
Substandard	3,594	5,363	3,714	47,633	17,302	47,366	—	—	124,972
Doubtful	—	—	2,924	—	—	983	—	—	3,907
Loss	—	—	963	189	404	—	—	—	1,556
Total owner occupied term, net	$258,294	$523,579	$1,078,236	$983,317	$455,047	$1,855,515	$76,469	$54	$5,230,511
Current YTD period:
Gross charge-offs	$—	$—	$569	$—	$—	$91	$—	$—	$660
Multifamily, net
Credit quality indicator:
Pass/Watch	$70,557	$279,966	$2,007,723	$1,732,846	$409,038	$1,298,746	$56,392	$—	$5,855,268
Special mention	—	—	1,072	1,265	934	6,242	—	—	9,513
Substandard	—	—	—	—	—	4,067	—	—	4,067
Total multifamily, net	$70,557	$279,966	$2,008,795	$1,734,111	$409,972	$1,309,055	$56,392	$—	$5,868,848
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$206,345	$343,932	$834,408	$340,935	$147,635	$19,467	$39,662	$—	$1,932,384
Special mention	—	—	—	14,309	—	—	—	—	14,309
Total construction & development, net	$206,345	$343,932	$834,408	$355,244	$147,635	$19,467	$39,662	$—	$1,946,693
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development, net
Credit quality indicator:
Pass/Watch	$31,550	$51,413	$15,556	$495	$467	$970	$161,427	$7,228	$269,106
Total residential development, net	$31,550	$51,413	$15,556	$495	$467	$970	$161,427	$7,228	$269,106
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$704,526	$1,815,283	$5,228,706	$4,246,442	$1,607,242	$5,716,168	$395,197	$8,945	$19,722,509

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$423,462	$812,209	$1,143,205	$926,619	$339,661	$726,874	$1,054,033	$2,906	$5,428,969
Special mention	301	2,413	13,324	9,015	689	19,411	—	—	45,153
Substandard	19,143	6,363	10,277	9,271	2,083	9,723	9,558	—	66,418
Doubtful	—	1,160	5,525	5,804	683	2,231	—	—	15,403
Loss	—	—	—	329	1,531	1,745	—	—	3,605
Total term, net	$442,906	$822,145	$1,172,331	$951,038	$344,647	$759,984	$1,063,591	$2,906	$5,559,548
Current YTD period:
Gross charge-offs	$—	$625	$1,246	$774	$319	$605	$820	$—	$4,389
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$55,248	$87,188	$70,624	$25,376	$10,380	$24,589	$2,072,679	$25,572	$2,371,656
Special mention	511	1,385	614	452	15	102	35,714	687	39,480
Substandard	33,626	3,505	3,241	161	—	132	101,046	5,396	147,107
Doubtful	—	—	—	—	—	—	199	—	199
Loss	—	—	191	—	—	—	—	—	191
Total lines of credit & other, net	$89,385	$92,078	$74,670	$25,989	$10,395	$24,823	$2,209,638	$31,655	$2,558,633
Current YTD period:
Gross charge-offs	$—	$309	$309	$32	$42	$384	$18,798	$1,107	$20,981
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$348,475	$555,894	$396,315	$145,332	$59,880	$63,466	$—	$—	$1,569,362
Special mention	459	44,362	12,718	4,216	777	412	—	—	62,944
Substandard	2,136	8,606	11,499	4,793	1,436	1,934	—	—	30,404
Doubtful	459	8,648	17,401	6,961	1,920	1,117	—	—	36,506
Loss	20	907	1,259	435	55	51	—	—	2,727
Total leases & equipment finance, net	$351,549	$618,417	$439,192	$161,737	$64,068	$66,980	$—	$—	$1,701,943
Current YTD period:
Gross charge-offs	$—	$9,668	$29,002	$11,349	$3,279	$2,125	$—	$—	$55,423

Total commercial	$883,840	$1,532,640	$1,686,193	$1,138,764	$419,110	$851,787	$3,273,229	$34,561	$9,820,124

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$77,660	$245,163	$1,825,600	$2,179,061	$501,053	$1,098,078	$—	$—	$5,926,615
Special mention	2,138	1,359	294	3,431	330	6,390	—	—	13,942
Substandard	2,041	6,685	5,586	5,025	2,977	18,457	—	—	40,771
Loss	358	1,238	2,460	3,299	1,387	2,093	—	—	10,835
Total mortgage, net	$82,197	$254,445	$1,833,940	$2,190,816	$505,747	$1,125,018	$—	$—	$5,992,163
Current YTD period:
Gross charge-offs	$—	$—	$—	$292	$—	$368	$—	$—	$660

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$62	$915	$2,747	$1,825	$626	$43,186	$1,906,045	$14,349	$1,969,755
Special mention	—	—	237	44	—	1,463	7,925	440	10,109
Substandard	—	—	—	—	—	480	306	243	1,029
Loss	—	—	—	—	101	640	820	332	1,893
Total home equity loans & lines, net	$62	$915	$2,984	$1,869	$727	$45,769	$1,915,096	$15,364	$1,982,786
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$109	$225	$—	$334

Total residential	$82,259	$255,360	$1,836,924	$2,192,685	$506,474	$1,170,787	$1,915,096	$15,364	$7,974,949

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$19,763	$21,138	$12,441	$5,863	$3,860	$6,648	$121,010	$449	$191,172
Special mention	55	49	22	—	—	61	642	183	1,012
Substandard	—	6	—	—	—	3	146	66	221
Total consumer & other, net	$19,818	$21,193	$12,463	$5,863	$3,860	$6,712	$121,798	$698	$192,405
Current YTD period:
Gross charge-offs	$—	$1,614	$94	$25	$—	$236	$1,170	$282	$3,421

Grand total	$1,690,443	$3,624,476	$8,764,286	$7,583,754	$2,536,686	$7,745,454	$5,705,320	$59,568	$37,709,987

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$582,178	$1,307,143	$1,182,485	$615,021	$764,821	$1,832,231	$41,194	$—	$6,325,073
Special mention	—	317	3,478	1,337	2,480	16,352	—	—	23,964
Substandard	32,461	749	—	1,090	35,214	64,304	—	—	133,818
Loss	—	—	—	—	—	85	—	—	85
Total non-owner occupied term, net	$614,639	$1,308,209	$1,185,963	$617,448	$802,515	$1,912,972	$41,194	$—	$6,482,940
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$532,482	$1,067,388	$972,130	$448,569	$581,616	$1,351,172	$67,063	$—	$5,020,420
Special mention	1,575	5,950	6,175	4,945	14,610	15,513	1,932	—	50,700
Substandard	4,034	7,707	48,281	17,275	10,513	35,216	—	—	123,026
Doubtful	—	—	—	—	—	90	—	—	90
Loss	—	963	—	404	—	2	—	—	1,369
Total owner occupied term, net	$538,091	$1,082,008	$1,026,586	$471,193	$606,739	$1,401,993	$68,995	$—	$5,195,605
Prior Year End period:
Gross charge-offs	$—	$16	$—	$—	$—	$787	$—	$—	$803
Multifamily, net
Credit quality indicator:
Pass/Watch	$272,084	$1,982,075	$1,660,492	$400,280	$590,379	$745,705	$51,480	$—	$5,702,495
Special mention	—	—	1,278	—	961	—	—	—	2,239
Total multifamily, net	$272,084	$1,982,075	$1,661,770	$400,280	$591,340	$745,705	$51,480	$—	$5,704,734
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$248,623	$716,207	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,745,832
Special mention	—	1,470	—	—	—	—	—	—	1,470
Total construction & development, net	$248,623	$717,677	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,747,302
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development, net
Credit quality indicator:
Pass/Watch	$90,241	$86,078	$22,271	$—	$—	$1,329	$116,490	$6,149	$322,558
Special mention	—	—	—	—	—	—	1,341	—	1,341
Total residential development, net	$90,241	$86,078	$22,271	$—	$—	$1,329	$117,831	$6,149	$323,899
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,763,678	$5,176,047	$4,426,895	$1,675,601	$2,022,584	$4,072,737	$310,789	$6,149	$19,454,480

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$835,662	$1,215,539	$933,970	$391,735	$271,974	$560,595	$1,097,630	$50,874	$5,357,979
Special mention	23,250	14,875	29,128	109	3,340	16,476	—	—	87,178
Substandard	2,911	13,862	13,981	3,068	7,385	7,859	31,399	4,139	84,604
Doubtful	—	1,329	335	796	197	699	—	—	3,356
Loss	—	415	—	648	51	2,534	—	—	3,648
Total term, net	$861,823	$1,246,020	$977,414	$396,356	$282,947	$588,163	$1,129,029	$55,013	$5,536,765
Prior Year End period:
Gross charge-offs	$3,000	$1,418	$—	$415	$389	$886	$44	$808	$6,960
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$105,360	$105,791	$58,441	$12,266	$10,927	$16,108	$1,922,115	$5,676	$2,236,684
Special mention	476	635	394	—	—	80	61,927	403	63,915
Substandard	7,807	4,161	—	—	—	593	83,304	32,509	128,374
Doubtful	—	—	—	—	—	—	48	211	259
Loss	—	693	200	—	1	1	—	—	895
Total lines of credit & other, net	$113,643	$111,280	$59,035	$12,266	$10,928	$16,782	$2,067,394	$38,799	$2,430,127
Prior Year End period:
Gross charge-offs	$30	$168	$—	$47	$144	$45	$1,058	$1,809	$3,301
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$682,866	$501,867	$200,499	$92,402	$61,065	$33,908	$—	$—	$1,572,607
Special mention	46,806	15,962	6,182	1,688	7,224	77	—	—	77,939
Substandard	7,094	15,274	6,704	2,163	1,246	1,161	—	—	33,642
Doubtful	5,833	22,566	9,036	3,161	1,700	208	—	—	42,504
Loss	395	1,485	581	292	58	9	—	—	2,820
Total leases & equipment finance, net	$742,994	$557,154	$223,002	$99,706	$71,293	$35,363	$—	$—	$1,729,512
Prior Year End period:
Gross charge-offs	$2,324	$47,116	$31,569	$9,111	$6,394	$3,087	$—	$—	$99,601

Total commercial	$1,718,460	$1,914,454	$1,259,451	$508,328	$365,168	$640,308	$3,196,423	$93,812	$9,696,404

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$221,207	$1,845,395	$2,355,420	$521,177	$443,152	$735,801	$—	$—	$6,122,152
Special mention	1,125	916	1,737	651	1,156	4,109	—	—	9,694
Substandard	1,851	2,617	2,826	787	1,759	8,746	—	—	18,586
Loss	159	2,724	970	851	220	1,810	—	—	6,734
Total mortgage, net	$224,342	$1,851,652	$2,360,953	$523,466	$446,287	$750,466	$—	$—	$6,157,166
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$562	$1,242	$1,056	$100	$896	$35,677	$1,870,270	$17,807	$1,927,610
Special mention	—	—	—	—	114	378	5,052	1,230	6,774
Substandard	—	—	—	—	137	190	1,278	174	1,779
Loss	14	—	—	—	—	85	1,286	618	2,003
Total home equity loans & lines, net	$576	$1,242	$1,056	$100	$1,147	$36,330	$1,877,886	$19,829	$1,938,166
Prior Year End period:
Gross charge-offs	$—	$—	$12	$29	$—	$52	$448	$—	$541

Total residential	$224,918	$1,852,894	$2,362,009	$523,566	$447,434	$786,796	$1,877,886	$19,829	$8,095,332

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$39,977	$14,919	$7,132	$4,953	$3,441	$5,022	$118,125	$543	$194,112
Special mention	138	52	5	13	52	122	779	135	1,296
Substandard	—	—	—	—	3	1	251	63	318
Loss	—	—	—	—	—	7	2	—	9
Total consumer & other, net	$40,115	$14,971	$7,137	$4,966	$3,496	$5,152	$119,157	$741	$195,735
Prior Year End period:
Gross charge-offs	$3,313	$132	$23	$20	$29	$288	$1,485	$472	$5,762

Grand total	$3,747,171	$8,958,366	$8,055,492	$2,712,461	$2,838,682	$5,504,993	$5,504,255	$120,531	$37,441,951

Note 6 – Goodwill and Other Intangible Assets
The Company had $1.0 billion in goodwill as of June 30, 2024 and December 31, 2023, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with the Merger. Goodwill is not amortized but is evaluated for potential impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed its annual impairment assessment as of October 31, 2023. No events or circumstances since the annual impairment test were noted that would indicate it was more likely than not that a goodwill impairment exists.

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2024	$764,791	$(222,433)	$542,358
As of December 31, 2023	$764,791	$(161,112)	$603,679

Amortization expense recognized on intangible assets was $29.2 million and $61.3 million for the three and six months ended June 30, 2024, respectively, and $35.6 million and $48.2 million for the three and six months ended June 30, 2023, respectively.

The table below presents the forecasted amortization expense for intangible assets as of June 30, 2024:

(in thousands)
Year	Expected Amortization
Remainder of 2024	$58,110
2025	105,458
2026	92,545
2027	79,632
2028	66,719
Thereafter	139,894
Total intangible assets	$542,358

Note 7 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance, beginning of period	$110,444	$178,800	$109,243	$185,017
Additions for new MSR capitalized	1,540	1,168	2,777	2,769
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,183)	(4,797)	(6,336)	(9,678)
Changes due to valuation inputs or assumptions (1)	1,238	(2,242)	4,355	(5,179)
Balance, end of period	$110,039	$172,929	$110,039	$172,929
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Balance of loans serviced for others	$8,120,046	$8,175,664
MSR as a percentage of serviced loans	1.36%	1.34%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $6.0 million and $12.0 million for the three and six months ended June 30, 2024, respectively, as compared to $9.2 million and $18.6 million for the three and six months ended June 30, 2023, respectively.

Note 8 – Borrowings

The Company had FHLB advances and FRB borrowings outstanding as of June 30, 2024 with carrying values of $3.9 billion, compared to $4.0 billion at December 31, 2023.

The Bank's FHLB advances were $2.4 billion as of June 30, 2024, as compared to $3.8 billion at December 31, 2023. The FHLB advances have fixed interest rates ranging from 5.10% to 5.25% and mature in 2024 through 2025. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment, and other property in which a security interest can be granted by the Bank to the FHLB.

As of June 30, 2024, the Bank had FRB BTFP borrowings of $1.6 billion, as compared to $200.0 million at December 31, 2023. The Bank's FRB BTFP borrowings have interest rates ranging from 4.76% to 4.93% and mature in January 2025. The Bank has pledged investment securities as collateral for these borrowings. The ability to take new advances under this program ended in March 2024.

Note 9 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	June 30, 2024
Commitments to extend credit	$10,763,609
Forward sales commitments	$82,618
Commitments to originate residential mortgage loans held for sale	$54,322
Standby letters of credit	$217,245

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, approximately $202.1 million of standby letters of credit expire within one year, and $15.1 million expire thereafter.

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

In August 2020, a class action complaint was filed in the United States District Court (ND Cal) alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court (ND Cal) alleging claims by ten investors with different investments than the class members. Plaintiffs in the two District Court cases allege damages resulting from the scheme of between $386.2 million and $429.8 million, which includes prejudgment interest and does not account for prior bankruptcy recoveries of approximately $110.0 million to date. The Superior Court case does not yet have a clear estimate of damages. Trial in the District Court cases is anticipated to be scheduled in 2025. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. The Bank intends to defend these matters vigorously and believes that it has meritorious defenses.

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

Beginning on August 18, 2023, some of the individuals who were notified of the Vendor Incident filed lawsuits against the Bank seeking monetary recovery and other relief on behalf of themselves and one or more putative classes of other individuals similarly situated. Two such cases were filed in federal court (the United States District Court for the Western District of Washington), one of which was later voluntarily dismissed without prejudice. Five such cases were filed in state court in Washington (the Washington Superior Court for Pierce County) and one case in state court in California (the California Superior Court for Contra Costa County). The state court cases were subsequently removed to federal court by the Bank. On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation, in view of the large number of lawsuits arising out of the MOVEit data incident in federal courts across the United States, initiated a multidistrict litigation (“MDL”) for these cases to allow such cases to be transferred to one court for pre-trial proceedings. The MDL is titled In Re: MOVEit Customer Data Security Breach Litigation, MDL No. 3083 and is pending in the United States District Court for the District of Massachusetts as MDL No. 1:23-md-03083-ADB-PGL. All seven cases against the Bank have been transferred to the MDL as of January 29, 2024. The cases collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of certain statutes, namely the Washington Consumer Protection Act, the California Consumer Legal Remedies Act, the California Consumer Privacy Act, and the California Unfair Competition Law. The Bank has also received claims by or on behalf of individuals in connection with the Vendor Incident. Such claims have the potential to give rise to additional litigation. The Bank has engaged defense counsel and intends to vigorously defend against these suits and any similar or related suits or claims. The Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $6.3 million accrued related to legal matters as of June 30, 2024.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for June 30, 2024 and December 31, 2023. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. As of June 30, 2024 and December 31, 2023, the multifamily portfolio, including construction, represented approximately 20% and 19% of the total loan portfolio, respectively. The office portfolio represented approximately 8% of the total loan portfolio as of both June 30, 2024 and December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2024 and 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. As of June 30, 2024 and December 31, 2023, the Bank had commitments to originate mortgage loans held for sale totaling $54.3 million and $20.6 million, respectively, and forward sales commitments of $82.6 million and $39.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of June 30, 2024, the Bank had $159.0 million notional of interest rate futures contracts and $23.0 million of mortgage-backed securities related to this program. As of December 31, 2023, the Bank had $150.0 million notional of interest rate futures contracts and $36.0 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2024, the Bank had interest rate swap assets and interest rate swap liabilities, both with a notional amount of $4.5 billion related to this program. As of December 31, 2023, the Bank had interest rate swap assets and interest rate swap liabilities, both with a notional amount of $4.7 billion related to this program.

The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $89.1 million and $88.3 million as of June 30, 2024 and December 31, 2023, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of June 30, 2024 and December 31, 2023, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $197.4 million and $166.3 million, respectively.

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

The Bank's derivative assets are included in other assets on the Condensed Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate lock commitments	$—	$—	$452	$137
Interest rate futures	—	3,745	500	—
Interest rate forward sales commitments	178	9	243	535
Interest rate swaps	117,880	33,874	311,192	260,064
Foreign currency derivatives	230	457	155	355
Total derivative assets and liabilities	$118,288	$38,085	$312,542	$261,091

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the periods indicated:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate lock commitments	$(467)	$(188)	$(314)	$(83)
Interest rate futures	(1,611)	(7,636)	(5,882)	(4,986)
Interest rate forward sales commitments	467	785	513	(218)
Interest rate swaps	424	1,288	1,621	(2,255)
Foreign currency derivatives	196	(109)	238	(79)
Total derivative losses	$(991)	$(5,860)	$(3,824)	$(7,621)

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

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets/Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
June 30, 2024
Derivative Assets
Interest rate swaps	$117,880	$—	$117,880	$5,226	$100,000	$12,654
Derivative Liabilities
Interest rate swaps	$311,192	$—	$311,192	$5,226	$—	$305,966

Note 11 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$120,144	$133,377	$244,224	$119,339

Weighted average number of common shares outstanding - basic	208,498	207,977	208,379	182,325
Effect of potentially dilutive common shares (1)	513	568	620	535
Weighted average number of common shares outstanding - diluted	209,011	208,545	208,999	182,860
Earnings per common share:
Basic	$0.58	$0.64	$1.17	$0.65
Diluted	$0.57	$0.64	$1.17	$0.65
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restricted stock awards and units	571	1,001	588	756

Note 12 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		June 30, 2024		December 31, 2023
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,068,831	$2,068,831	$2,162,534	$2,162,534
Equity and other investment securities	1,2	77,221	77,221	76,995	76,995
Investment securities available for sale	1,2	8,503,000	8,503,000	8,829,870	8,829,870
Investment securities held to maturity	3	2,203	2,885	2,300	3,025
Loans held for sale	2	56,310	56,310	30,715	30,715
Loans and leases, net	2,3	37,291,316	35,831,050	37,001,080	35,810,989
Restricted equity securities	1	116,274	116,274	179,274	179,274
Residential mortgage servicing rights	3	110,039	110,039	109,243	109,243
Bank-owned life insurance	1	686,485	686,485	680,948	680,948
Derivatives	2,3	118,288	118,288	38,085	38,085
Financial liabilities:
Demand, money market, and savings deposits	1	$35,113,311	$35,113,311	$35,379,451	$35,379,451
Time deposits	2	6,409,961	6,384,569	6,227,569	6,201,519
Securities sold under agreements to repurchase	2	197,860	197,860	252,119	252,119
Borrowings	2	3,900,000	3,892,965	3,950,000	3,950,037
Junior subordinated debentures, at fair value	3	310,187	310,187	316,440	316,440
Junior and other subordinated debentures, at amortized cost	3	107,781	97,551	107,895	97,695
Derivatives	2,3	312,542	312,542	261,091	261,091

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62,154	$43,695	$18,459	$—
Equity securities held in rabbi trusts	15,067	15,067	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,467,222	374,667	1,092,555	—
Obligations of states and political subdivisions	1,034,523	—	1,034,523	—
Mortgage-backed securities and collateralized mortgage obligations	6,001,255	—	6,001,255	—
Loans held for sale, at fair value	56,310	—	56,310	—
Loans and leases, at fair value	174,021	—	174,021	—
Residential mortgage servicing rights, at fair value	110,039	—	—	110,039
Derivatives
Interest rate forward sales commitments	178	—	178	—
Interest rate swaps	117,880	—	117,880	—
Foreign currency derivatives	230	—	230	—
Total assets measured at fair value	$9,038,879	$433,429	$8,495,411	$110,039
Financial liabilities:
Junior subordinated debentures, at fair value	$310,187	$—	$—	$310,187
Derivatives
Interest rate lock commitments	452	—	—	452
Interest rate futures	500	—	500	—
Interest rate forward sales commitments	243	—	243	—
Interest rate swaps	311,192	—	311,192	—
Foreign currency derivatives	155	—	155	—
Total liabilities measured at fair value	$622,729	$—	$312,090	$310,639

(in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63,298	$44,839	$18,459	$—
Equity securities held in rabbi trusts	13,697	13,697	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,478,392	373,664	1,104,728	—
Obligations of states and political subdivisions	1,072,105	—	1,072,105	—
Mortgage-backed securities and collateralized mortgage obligations	6,279,373	—	6,279,373	—
Loans held for sale, at fair value	30,715	—	30,715	—
Loans and leases, at fair value	275,140	—	275,140	—
Residential mortgage servicing rights, at fair value	109,243	—	—	109,243
Derivatives
Interest rate futures	3,745	—	3,745	—
Interest rate forward sales commitments	9	—	9	—
Interest rate swaps	33,874	—	33,874	—
Foreign currency derivatives	457	—	457	—
Total assets measured at fair value	$9,360,048	$432,200	$8,818,605	$109,243
Financial liabilities:
Junior subordinated debentures, at fair value	$316,440	$—	$—	$316,440
Derivatives
Interest rate lock commitments	137	—	—	137
Interest rate forward sales commitments	535	—	535	—
Interest rate swaps	260,064	—	260,064	—
Foreign currency derivatives	355	—	355	—
Total liabilities measured at fair value	$577,531	$—	$260,954	$316,577

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect non-performance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of June 30, 2024:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$110,039	Discounted cash flow	Constant prepayment rate	6.03% - 27.36%	6.76%
			Discount rate	9.50% - 16.10%	10.23%

Liabilities:
Interest rate lock commitments, net	$452	Internal pricing model	Pull-through rate	69.73% - 100.00%	88.18%

Junior subordinated debentures	$310,187	Discounted cash flow	Credit spread	2.05% - 6.20%	3.83%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$110,444	$16	$(309,544)	$178,800	$137	$(297,721)
Change included in earnings	(1,945)	(70)	(7,548)	(7,039)	(134)	(7,049)
Change in fair values included in comprehensive income/loss	—	—	(384)	—	—	(14,638)
Purchases and issuances	1,540	(1,238)	—	1,168	(316)	—
Sales and settlements	—	840	7,289	—	262	6,536
Ending balance	$110,039	$(452)	$(310,187)	$172,929	$(51)	$(312,872)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$1,238	$(452)	$(7,548)	$(2,242)	$(51)	$(7,049)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(384)	$—	$—	$(14,638)

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$109,243	$(137)	$(316,440)	$185,017	$32	$(323,639)
Change included in earnings	(1,981)	(86)	(15,131)	(14,857)	(166)	(13,728)
Change in fair values included in comprehensive income/loss	—	—	6,069	—	—	11,174
Purchases and issuances	2,777	(1,191)	—	2,769	22	—
Sales and settlements	—	962	15,315	—	61	13,321
Ending balance	$110,039	$(452)	$(310,187)	$172,929	$(51)	$(312,872)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$4,355	$(452)	$(15,131)	$(5,179)	$(51)	$(13,728)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$6,069	$—	$—	$11,174

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized losses on fair value of junior subordinated debentures of $384,000 for the three months ended June 30, 2024 and unrealized gains of $6.1 million for the six months ended June 30, 2024, were recorded net of tax as other comprehensive losses of $284,000 and other comprehensive gains of $4.5 million, respectively. Comparatively, unrealized losses of $14.6 million and unrealized gains of $11.2 million were recorded net of tax as other comprehensive losses of $10.8 million and comprehensive gains of $8.3 million for the three and six months ended June 30, 2023, respectively. The change recorded for the three months ended June 30, 2024 was due to an increase in the implied forward curve, partially offset by a higher shift in the spot curve and an increase in the credit spread. The change recorded for the six months ended June 30, 2024 was mainly due to an increase in the spot curve and credit spread, partially offset by an increase in the implied forward curve.

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

	June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$14,828	$—	$—	$14,828
Total assets measured at fair value on a nonrecurring basis	$14,828	$—	$—	$14,828

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$5,036	$—	$—	$5,036
Total assets measured at fair value on a nonrecurring basis	$5,036	$—	$—	$5,036

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loans and leases	$30,704	$29,547	$58,878	$48,281
Total losses from nonrecurring measurements	$30,704	$29,547	$58,878	$48,281

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	June 30, 2024			December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$56,310	$54,908	$1,402	$30,715	$29,629	$1,086
Loans	$174,021	$208,147	$(34,126)	$275,140	$320,397	$(45,257)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and six months ended June 30, 2024, the Company recorded net increases in fair value of $127,000 and $316,000, respectively. For the three and six months ended June 30, 2023, the Company recorded net decreases in fair value of $602,000 and $521,000, respectively.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, the Company recorded net decreases in fair value of $10.1 million and $12.5 million, as compared to a net decrease in fair value of $7.0 million and a net increase in fair value of $2.5 million for the three and six months ended June 30, 2023, respectively.

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

As of June 30, 2024, the Company had a net deferred tax asset of $361.8 million, which includes $1.9 million of federal and state NOL carry-forwards, expiring in tax years 2030-2032.

The Company recorded income tax expense of $85.9 million and $40.8 million for the six months ended June 30, 2024 and 2023, respectively, representing effective tax rates of 26.0% and 25.5%, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

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

The Company records the investments in affordable housing partnerships of $210.4 million and $210.9 million as of June 30, 2024 and December 31, 2023, respectively, as a component of other assets on the Condensed Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $102.9 million and $114.1 million as of June 30, 2024 and December 31, 2023, respectively, which are recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Income.

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

We make forward-looking statements including, but not limited to, statements made about the combined company’s prospects and results following the merger with Umpqua Holdings Corporation and the merger of Columbia State Bank into Umpqua Bank, completed in the first quarter of 2023; derivatives and hedging; the results and performance of models and economic assumptions used in our calculation of the ACL; projected sources of funds and the Company's liquidity position and deposit level and types; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; inflation and interest rates generally; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

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

Executive Overview

The following is a discussion of our results for the three and six months ended June 30, 2024, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.57 for the three months ended June 30, 2024, as compared to $0.59 for the three months ended March 31, 2024. The decrease for the three months ended June 30, 2024, as compared to the prior period, was primarily driven by a $14.7 million increase in the provision for credit losses, as well as a decrease in non-interest income driven by quarterly fluctuations in fair value adjustments and MSR hedging activity. This unfavorable change was partially offset by a decrease in non-interest expense, largely due to a decrease in salaries and benefits as well as decreases in the majority of the non-interest expense categories as a result of ongoing strategic actions taken to reduce our non-interest expense run rate. Net interest income increased due to higher income earned on loans and investment securities, including accretion income, and lower borrowing costs, offset partially by increased deposit expense.

•Net interest margin, on a tax-equivalent basis, was 3.56% for the three months ended June 30, 2024, as compared to 3.52% for the three months ended March 31, 2024. The increase for the three months ended June 30, 2024 was driven by higher yields on loans and investment securities, including the benefit of accretion income, which offset a modest increase in the cost of interest-bearing deposits.

•Non-interest income was $44.7 million for the three months ended June 30, 2024, as compared to $50.4 million for the three months ended March 31, 2024. The decline was driven by fluctuations in fair value adjustments and MSR hedging activity, which collectively resulted in a net fair value loss of $9.7 million in the second quarter compared to a net fair value loss of $3.9 million in the first quarter.

•Non-interest expense was $279.2 million for the three months ended June 30, 2024, as compared to $287.5 million for the three months ended March 31, 2024. The decrease is mainly due to a decrease in salaries and employee benefits, largely driven by a $7.7 million reversal of a compensation-related accrual, as well as decreases in the majority of the non-interest expense categories as a result of recent expense reduction initiatives and lower other expense items compared to expense items in the first quarter of 2024, partially offset by restructuring expenses.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.17 for the six months ended June 30, 2024, as compared to $0.65 for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024, as compared to the prior year period, was primarily driven by a decrease in the provision for credit losses, due to the initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. Non-interest expense also decreased, primarily due to lower expenses related to the Merger.

•Net interest margin, on a tax-equivalent basis, was 3.54% for the six months ended June 30, 2024, as compared to 3.99% for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 compared to the prior year period was due to higher funding costs that reflect deposit repricing and a shift in product mix. Net interest income decreased to $850.8 million for the six months ended June 30, 2024, compared to $858.7 million for the six months ended June 30, 2023, due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets and higher average balances due to the Merger.

•Non-interest income was $95.1 million for the six months ended June 30, 2024, as compared to $94.4 million for the six months ended June 30, 2023. The change was fairly flat but included increases in most categories, largely due to the impact of six months as a combined company compared to only four months as a combined company for the prior year period. These increases were partially offset by fluctuations in fair value adjustments and MSR hedging activity, which collectively resulted in a net fair value loss of $13.6 million for the six months ended June 30, 2024 compared to a net fair value loss of $8.2 million for the six months ended June 30, 2023.

•Non-interest expense was $566.8 million for the six months ended June 30, 2024, as compared to $671.4 million for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 reflects a decrease in merger and restructuring expenses of $126.4 million, partially offset by an increase in amortization of intangible assets added in connection with the Merger. The expense impact of the six months as a combined company for the six months ended June 30, 2024, compared to only four months as a combined company for the prior year period, was largely offset by merger-related cost savings realized throughout 2023.

Comparison of current period end to prior year end

•Total loans and leases were $37.7 billion as of June 30, 2024, an increase of $268.0 million, as compared to December 31, 2023. The increase in total loans and leases was primarily in the commercial real estate and commercial loan balances and was driven by commercial line utilization and construction project activity in the period.

•Total deposits were $41.5 billion as of June 30, 2024, a decrease of $83.7 million, as compared to December 31, 2023. The decrease was driven by customer deposits due in part to seasonally anticipated customer tax payments, offset by targeted deposit campaigns run by our branch network.

•Total consolidated assets were $52.0 billion as of June 30, 2024 compared to $52.2 billion as of December 31, 2023.

Credit Quality

•Non-performing assets increased to $155.9 million, or 0.30% of total assets, as of June 30, 2024, compared to $113.9 million, or 0.22% of total assets, as of December 31, 2023. Non-performing loans and leases were $153.1 million, or 0.41% of total loans and leases, as of June 30, 2024, compared to $112.9 million, or 0.30% of total loans and leases, as of December 31, 2023. The increase in non-performing assets during the quarter was driven by the expiration of certain COVID-related designations within the residential mortgage portfolio.

•The allowance for credit losses was $438.6 million as of June 30, 2024, a decrease of $25.5 million compared to December 31, 2023. The decrease in the allowance for credit losses was due to changes in the economic assumptions used in credit models and a recalibration in the first quarter of 2024 of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans.

•The Company had a provision for credit losses of $31.8 million and $49.0 million for the three and six months ended June 30, 2024, respectively. This compares to a provision for credit losses of $17.1 million for the three months ended March 31, 2024, and $121.6 million for the six months ended June 30, 2023. The increase for the three months ended June 30, 2024 compared to the prior quarter was mainly due to reserve release during the three months ended March 31, 2024 associated with the recalibration of our CECL calculation. The six months ended June 30, 2023 included an $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger. This initial provision, as well as changes in the economic assumptions used in credit models and a recalibration of our CECL calculation in the first quarter of 2024, contributed to the change when compared to the same period in the current year.

Liquidity

•Total cash and cash equivalents were $2.1 billion as of June 30, 2024, a decrease of $93.7 million from December 31, 2023. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage non-deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $19.1 billion as of June 30, 2024, representing 37% of total assets, 46% of total deposits, and 140% of uninsured deposits.

Capital and Growth Initiatives

•The Company's total risk-based capital ratio was 12.2% and its common equity tier 1 ("CET1") capital ratio was 10.0% as of June 30, 2024. As of December 31, 2023, the Company's total risk-based capital ratio was 11.9% and its CET1 capital ratio was 9.6%.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on June 10, 2024.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimates for ACL, business combinations, and goodwill are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the six months ended June 30, 2024.

Results of Operations

Columbia's financial results for any periods ended prior to February 28, 2023, the Merger Date, reflect UHC results only on a standalone basis. Accordingly, Columbia's reported financial results for the first quarter of 2023 reflect only UHC financial results through the closing of the Merger. As a result of these two factors, Columbia's financial results for the six months ended June 2023 may not be directly comparable to prior or future reported periods.

Comparison of current quarter to prior quarter

The Company had net income of $120.1 million for the three months ended June 30, 2024, compared to net income of $124.1 million for the three months ended March 31, 2024. The decrease in net income is mainly attributable to an increase in provision for credit losses and a decrease in non-interest income, partially offset by a decrease in non-interest expense and an increase in net interest income. The increase of $14.7 million in provision for credit losses reflects the recalibration of our CECL calculation that took place during the three months ended March 31, 2024, providing a benefit to the first quarter of 2024's provision for credit losses, as well as credit migration trends and changes in the economic forecasts used in credit models. The decrease of $5.7 million in non-interest income was primarily driven by quarterly fluctuations in fair value adjustments and MSR hedging activity. The increase of $4.1 million in net interest income reflects higher income earned on loans and investment securities, including accretion income, and lower borrowing costs. The decrease of $8.3 million in non-interest expense is mainly due to a decrease in salaries and employee benefits, largely driven by a reversal of a compensation-related accrual, as well as decreases in the majority of the non-interest expense categories as a result of recent expense reduction initiatives. This favorable change was partially offset by an increase in merger and restructuring expense, which included $12.0 million in restructuring expenses during the three months ended June 30, 2024. The Company conducted an enterprise-wide evaluation of our operations during the first quarter of 2024, which resulted in consolidated positions and simplified reporting and organizational structures, with changes expected to be carried out through the third quarter of 2024 to achieve a core expense run rate for the fourth quarter of 2024 of $965 million to $985 million annualized. As of June 30, 2024, 91% of identified cost savings have been realized. The expected core expense run rate excludes CDI amortization, merger and restructuring expense, exit and disposal costs, and the FDIC special assessment.

Comparison of current year-to-date to prior year period

For the six months ended June 30, 2024, the Company had net income of $244.2 million, compared to net income of $119.3 million for the same period in the prior year. The increase in net income is mainly attributable to decreases in non-interest expense and provision for credit losses, partially offset by a decrease in net interest income. The $104.6 million decrease in non-interest expense is primarily due to a decrease in merger and restructuring expenses, as the bulk of the merger expenses associated with the Merger were recognized in 2023. The decrease of $72.6 million in provision for credit losses was impacted by the initial provision of $88.4 million for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. The decrease of $7.9 million in net interest income was due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets and a larger average balance sheet for the six months ended June 30, 2024.

The following table presents the return on average assets (GAAP), average common shareholders' equity (GAAP), and average tangible common shareholders' equity (non-GAAP) for the periods indicated. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization. Return on average tangible common shareholders' equity is also used as part of our incentive compensation program for our executive officers. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Return on average assets	0.93%	0.96%	0.94%	0.52%
Return on average common shareholders' equity	9.85%	10.01%	9.93%	5.80%
Return on average tangible common shareholders' equity	14.55%	14.82%	14.69%	8.09%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,908,239	$4,985,875	$4,947,057	$4,146,880
Less: average goodwill and other intangible assets, net	1,588,239	1,619,134	$1,603,686	$1,173,900
Average tangible common shareholders' equity	$3,320,000	$3,366,741	$3,343,371	$2,972,980

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Total shareholders' equity	$4,976,672	$4,995,034
Subtract:
Goodwill	1,029,234	1,029,234
Other intangible assets, net	542,358	603,679
Tangible common shareholders' equity	$3,405,080	$3,362,121
Total assets	$52,047,483	$52,173,596
Subtract:
Goodwill	1,029,234	1,029,234
Other intangible assets, net	542,358	603,679
Tangible assets	$50,475,891	$50,540,683
Total shareholders' equity to total assets ratio	9.56%	9.57%
Tangible common equity ratio	6.75%	6.65%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended June 30, 2024 was $427.4 million, an increase of $4.1 million compared to the three months ended March 31, 2024. The increase was driven by an $11.3 million increase in interest income, largely driven by higher income earned on loans and investment securities, including accretion income, and lower borrowing costs. This was partially offset by $8.9 million in higher deposit costs. Targeted pricing actions limited the increase in Columbia's cost of interest-bearing deposits between periods.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.56% for the three months ended June 30, 2024, as compared to 3.52% for the three months ended March 31, 2024. The expansion was driven by higher yields on loans and investment securities, including the benefit of accretion income, which offset a modest increase in the cost of interest-bearing deposits. The yield on loans and leases for the three months ended June 30, 2024 increased by 7 basis points compared to the three months ended March 31, 2024.

The cost of interest-bearing liabilities for the three months ended June 30, 2024 increased by 6 basis points compared to the three months ended March 31, 2024, due to rising cost of funds on deposits and product mix shift to higher cost money market and time deposits. This was partially offset by a lower cost for borrowings, as the Company was able to utilize the more favorable rates associated with the FRB BTFP for the full quarter ended June 30, 2024.

Comparison of current year-to-date to prior year period

Net interest income for the six months ended June 30, 2024 was $850.8 million, a decrease of $7.9 million compared to the six months ended June 30, 2023. The decrease is due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets and a larger average balance sheet for the six months ended June 30, 2024 compared to the prior year period as a result of the Merger.

The net interest margin on a fully tax-equivalent basis was 3.54% for the six months ended June 30, 2024, as compared to 3.99% for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 compared to the prior year period was due to higher funding costs that reflect deposit repricing, and a shift in product mix.

The yield on loans and leases for the six months ended June 30, 2024 increased by 40 basis points, as compared to the same period in 2023, primarily attributable to the rising interest rate environment and purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities increased by 109 basis points for the six months ended June 30, 2024, as compared to the same period in 2023, due to a higher mix of higher-cost time deposits, as well as rising interest rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

Between March 2022 and July 2023, the Federal Reserve raised the target range for the federal funds rate by 5.25%. During that period, our net interest margin expanded as our asset sensitive balance sheet became increasingly profitable due to active rate increases by the Federal Reserve and the lagged impact to deposit pricing. Since the Federal Reserve ceased increasing the federal funds rate, we have experienced an increase in our funding costs that outpaces the increase in our earning asset yields as our deposits have continued to reprice higher and our funding base has experienced a shift toward higher-cost sources as Federal Reserve actions have reduced available liquidity within the banking industry. As a result, our net interest margin has contracted since July 2023 due to the impact of higher funding costs and minimal change to the average yield on earning assets. Further, the impact of balance sheet composition changes and the higher interest rate environment has shifted the interest rate sensitivity position of the balance sheet to a liability sensitive position as of June 30, 2024 from an asset sensitive position at the onset of the rising rate environment.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	June 30, 2024			March 31, 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$101,516	$1,628	6.42%	$30,550	$525	6.88%
Loans and leases (1)	37,663,396	582,246	6.20%	37,597,101	574,519	6.13%
Taxable securities	7,839,202	81,723	4.17%	8,081,003	78,724	3.90%
Non-taxable securities (2)	825,030	7,889	3.82%	851,342	7,886	3.71%
Temporary investments and interest-bearing cash	1,688,602	23,035	5.49%	1,720,791	23,553	5.51%
Total interest-earning assets (1), (2)	48,117,746	$696,521	5.80%	48,280,787	$685,207	5.69%
Goodwill and other intangible assets	1,588,239			1,619,134
Other assets	2,275,570			2,184,052
Total assets	$51,981,555			$52,083,973
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,147,516	$53,890	2.66%	$8,035,339	$51,378	2.57%
Money market deposits	10,849,259	76,466	2.83%	10,612,073	72,497	2.75%
Savings deposits	2,555,458	929	0.15%	2,688,360	715	0.11%
Time deposits	6,488,923	76,022	4.71%	6,406,807	73,845	4.64%
Total interest-bearing deposits	28,041,156	207,307	2.97%	27,742,579	198,435	2.88%
Repurchase agreements and federal funds purchased	224,973	1,515	2.71%	231,667	1,266	2.20%
Borrowings	3,900,000	49,418	5.10%	3,920,879	51,275	5.26%
Junior and other subordinated debentures	417,329	9,847	9.49%	423,528	9,887	9.39%
Total interest-bearing liabilities	32,583,458	$268,087	3.31%	32,318,653	$260,863	3.25%
Non-interest-bearing deposits	13,526,483			13,841,582
Other liabilities	963,375			937,863
Total liabilities	47,073,316			47,098,098
Common equity	4,908,239			4,985,875
Total liabilities and shareholders' equity	$51,981,555			$52,083,973
NET INTEREST INCOME (2)		$428,434			$424,344
NET INTEREST SPREAD (2)			2.49%			2.44%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.56%			3.52%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $985,000 for the three months ended June 30, 2024, as compared to approximately $982,000 for the three months ended March 31, 2024.

	Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$66,033	$2,153	6.52%	$50,381	$1,481	5.88%
Loans and leases (1)	37,630,248	1,156,765	6.17%	33,603,781	964,723	5.77%
Taxable securities	7,960,102	160,447	4.03%	6,818,764	122,065	3.58%
Non-taxable securities (2)	838,186	15,775	3.76%	652,332	12,078	3.70%
Temporary investments and interest-bearing cash	1,704,697	46,588	5.50%	2,158,071	53,197	4.97%
Total interest-earning assets (1), (2)	48,199,266	$1,381,728	5.75%	43,283,329	$1,153,544	5.35%
Goodwill and other intangible assets	1,603,686			1,173,900
Other assets	2,229,811			2,065,036
Total assets	$52,032,763			$46,522,265
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,091,427	$105,268	2.62%	$5,448,974	$27,092	1.00%
Money market deposits	10,730,666	148,963	2.79%	9,657,738	73,941	1.54%
Savings deposits	2,621,909	1,644	0.13%	2,993,450	1,433	0.10%
Time deposits	6,447,865	149,867	4.67%	3,958,688	61,555	3.14%
Total interest-bearing deposits	27,891,867	405,742	2.93%	22,058,850	164,021	1.50%
Repurchase agreements and federal funds purchased	228,320	2,781	2.45%	282,699	1,477	1.05%
Borrowings	3,910,440	100,693	5.18%	4,280,632	109,768	5.17%
Junior and other subordinated debentures	420,428	19,734	9.44%	411,944	17,741	8.68%
Total interest-bearing liabilities	32,451,055	$528,950	3.28%	27,034,125	$293,007	2.19%
Non-interest-bearing deposits	13,684,032			14,518,864
Other liabilities	950,619			822,396
Total liabilities	47,085,706			42,375,385
Common equity	4,947,057			4,146,880
Total liabilities and shareholders' equity	$52,032,763			$46,522,265
NET INTEREST INCOME (2)		$852,778			$860,537
NET INTEREST SPREAD (2)			2.47%			3.16%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.54%			3.99%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.0 million for the six months ended June 30, 2024, as compared to approximately $1.9 million for the same period in 2023.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Six Months Ended
	June 30, 2024 compared to March 31, 2024			June 30, 2024 compared to June 30, 2023
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,140	$(37)	$1,103	$497	$175	$672
Loans and leases	1,013	6,714	7,727	122,264	69,778	192,042
Taxable securities	(2,386)	5,385	2,999	21,900	16,482	38,382
Non-taxable securities (1)	(246)	249	3	3,495	202	3,697
Temporary investments and interest-bearing cash	(439)	(79)	(518)	(11,875)	5,266	(6,609)
Total interest-earning assets (1)	(918)	12,232	11,314	136,281	91,903	228,184
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	724	1,788	2,512	18,101	60,075	78,176
Money market deposits	1,642	2,327	3,969	9,067	65,955	75,022
Savings deposits	(37)	251	214	(192)	403	211
Time deposits	953	1,224	2,177	49,605	38,707	88,312
Repurchase agreements and federal funds purchased	204	45	249	(28)	1,332	1,304
Borrowings	(272)	(1,585)	(1,857)	(9,231)	156	(9,075)
Junior and other subordinated debentures	(146)	106	(40)	382	1,611	1,993
Total interest-bearing liabilities	3,068	4,156	7,224	67,704	168,239	235,943
Net (decrease) increase in net interest income (1)	$(3,986)	$8,076	$4,090	$68,577	$(76,336)	$(7,759)
(1) Tax-exempt investment security income has been adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $31.8 million provision for credit losses for the three months ended June 30, 2024, as compared to a $17.1 million provision for the three months ended March 31, 2024. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended June 30, 2024 was 0.34%, as compared to 0.18% for the three months ended March 31, 2024. The change in provision for credit losses reflects credit migration trends and changes in the economic forecasts used in credit models. Further, during the first quarter of 2024, we recalibrated the commercial CECL model to be more reflective of the post-Merger loan portfolio after a full year operating as a combined organization, which benefited the provision for credit losses.

For the three months ended June 30, 2024, net charge-offs were $30.4 million, as compared to $44.0 million for the three months ended March 31, 2024. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended June 30, 2024 were 0.32%, as compared to 0.47% for the three months ended March 31, 2024. Net charge-offs in the FinPac portfolio were $24.7 million in the second quarter, a slight increase from the first quarter, and net charge-offs were $5.7 million for the Bank.

Comparison of current year-to-date to prior year period

The Company had a $49.0 million provision for credit losses for the six months ended June 30, 2024, as compared to $121.6 million for the six months ended June 30, 2023. The decrease is primarily driven by the $88.4 million initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the six months ended June 30, 2024 was 0.26%, as compared to 0.73% for the six months ended June 30, 2023. During the first quarter of 2024, we recalibrated the commercial CECL model to be more reflective of the post-Merger loan portfolio after a full year operating as a combined organization. We believe the recalibrated model is more reflective of the quality of our underwriting and borrower profiles.

For the six months ended June 30, 2024, net charge-offs were $74.4 million, as compared to $44.7 million for the six months ended June 30, 2023. As an annualized percentage of average outstanding loans and leases, net charge-offs for the six months ended June 30, 2024 were 0.40%, as compared to 0.27% for the six months ended June 30, 2023. Net charge-offs in the FinPac portfolio were $48.5 million for the six months ended June 30, 2024, as compared to $42.0 million for the six months ended June 30, 2023. Net charge-offs were $25.9 million for the Bank for the six months ended June 30, 2024, and activity was impacted by a single commercial credit.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $23.2 million as of June 30, 2024 have a related allowance for credit losses of $20.4 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	Change Amount	Change Percent	June 30, 2024	June 30, 2023	Change Amount	Change Percent
Service charges on deposits	$18,503	$16,064	$2,439	15%	$34,567	$30,766	$3,801	12%
Card-based fees	14,681	13,183	1,498	11%	27,864	24,996	2,868	11%
Financial services and trust revenue	5,396	4,464	932	21%	9,860	5,809	4,051	70%
Residential mortgage banking revenue, net	5,848	4,634	1,214	26%	10,482	5,474	5,008	91%
(Loss) gain on sale of debt securities, net	(1)	12	(13)	(108)%	11	—	11	nm
Gain (loss) on equity securities, net	325	(1,565)	1,890	nm	(1,240)	1,719	(2,959)	(172)%
(Loss) gain on loan and lease sales, net	(1,516)	221	(1,737)	nm	(1,295)	1,382	(2,677)	(194)%
Bank-owned life insurance income	4,705	4,639	66	1%	9,344	6,853	2,491	36%
Other (loss) income	(3,238)	8,705	(11,943)	(137)%	5,467	17,414	(11,947)	(69)%
Total non-interest income	$44,703	$50,357	$(5,654)	(11)%	$95,060	$94,413	$647	1%

Comparison of current quarter to prior quarter

Other income for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, decreased primarily due to interest rate fluctuations resulting in the current quarter including a loss on the fair value of certain loans held for investment of $10.1 million as compared to loss of $2.4 million for the prior quarter. These fair value adjustments are inversely influenced by the change in longer- term interest rates. The increase in service charges on deposits, which include treasury management fee income, card-based fees, and financial services and trust revenue, reflect the Company’s focus on generating growth in sustainable core fee income that results from needs-based solutions for new and existing customers.

Comparison of current year-to-date to prior year period

Other income for the six months ended June 30, 2024 decreased, as compared to the six months ended June 30, 2023, primarily due to interest rate fluctuations resulting in a loss on the fair value of certain loans held for investment of $12.5 million in the current period as compared to a gain of $2.5 million in the prior year period. The decrease was partially offset by the impact of rate fluctuations on swap derivatives with a gain in the current period compared to a loss in the prior year period, resulting in a favorable change of $3.9 million, as well as the Company’s focus on generating growth in core product income by supporting the needs of our customers.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	Change Amount	Change Percent	June 30, 2024	June 30, 2023	Change Amount	Change Percent
Salaries and employee benefits	$145,066	$154,538	$(9,472)	(6)%	$299,604	$299,490	$114	—%
Occupancy and equipment, net	45,147	45,291	(144)	—%	90,438	92,250	(1,812)	(2)%
Communications	3,408	3,782	(374)	(10)%	7,190	7,383	(193)	(3)%
Marketing	2,305	1,936	369	19%	4,241	2,996	1,245	42%
Services	14,600	13,422	1,178	9%	28,022	26,937	1,085	4%
FDIC assessments	9,664	14,460	(4,796)	(33)%	24,124	17,692	6,432	36%
Intangible amortization	29,230	32,091	(2,861)	(9)%	61,321	48,213	13,108	27%
Merger and restructuring expense	14,641	4,478	10,163	227%	19,119	145,547	(126,428)	(87)%
Other expenses	15,183	17,518	(2,335)	(13)%	32,701	30,869	1,832	6%
Total non-interest expense	$279,244	$287,516	$(8,272)	(3)%	$566,760	$671,377	$(104,617)	(16)%

Comparison of current quarter to prior quarter

Salaries and employee benefits decreased during the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, due primarily to a $7.7 million reversal of a compensation-related accrual.
Merger and restructuring expense increased during the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to restructuring expense of $12.0 million during the quarter, which was primarily severance payments. During the first quarter of 2024, the Company conducted a comprehensive evaluation of our operations, resulting in streamlined roles and simplified reporting and organizational structures. These actions contributed to expense reductions in the second quarter.
Comparison of current year-to-date to prior year period
Intangible amortization increased during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the current year including six months of amortization associated with the core deposit intangible asset added as a result of the Merger, compared to only four months of amortization during the six months ended June 30, 2023.

Merger and restructuring expense decreased during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, with the largest drivers of the decrease being lower legal and professional fees and personnel expenses related to the Merger. Columbia closed the Merger and completed the core systems conversion during the first quarter of 2023. The decrease in Merger expenses was partially offset by $12.0 million in restructuring expenses during the six months ended June 30, 2024.

Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2024 was 25.4% and 26.0% respectively, as compared to 26.6% and 25.5% for the three months ended March 31, 2024, and June 30, 2023, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

FINANCIAL CONDITION

Investment Securities

Investment debt securities available for sale were $8.5 billion as of June 30, 2024, compared to $8.8 billion as of December 31, 2023. The decrease was primarily due to paydowns, calls, and maturities of $237.6 million, as well as a decrease of $162.2 million in fair value of investment securities available for sale, due to higher rates during the period.

The following tables present the par value, amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	June 30, 2024
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,546,374	$1,553,422	$140	$(86,340)	$1,467,222	17%
Obligations of states and political subdivisions	1,124,956	1,064,031	4,178	(33,686)	1,034,523	12%
Mortgage-backed securities and collateralized mortgage obligations	6,909,364	6,480,698	1,168	(480,611)	6,001,255	71%
Total available for sale securities	$9,580,694	$9,098,151	$5,486	$(600,637)	$8,503,000	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,411	$2,203	$682	$—	$2,885	100%
Total held to maturity securities	$3,411	$2,203	$682	$—	$2,885	100%

	December 31, 2023
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,546,374	$1,551,074	$6,192	$(78,874)	$1,478,392	17%
Obligations of states and political subdivisions	1,135,345	1,073,264	20,451	(21,610)	1,072,105	12%
Mortgage-backed securities and collateralized mortgage obligations	7,103,633	6,638,439	28,558	(387,624)	6,279,373	71%
Total available for sale securities	$9,785,352	$9,262,777	$55,201	$(488,108)	$8,829,870	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,564	$2,300	$725	$—	$3,025	100%
Total held to maturity securities	$3,564	$2,300	$725	$—	$3,025	100%

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

As of June 30, 2024, the available for sale investment portfolio had a net unrealized loss of $595.2 million, which reflects gross unrealized losses of $600.6 million and gross unrealized gains of $5.5 million. Gross unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $480.6 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of June 30, 2024.

Loans and Leases

Total loans and leases outstanding as of June 30, 2024 were $37.7 billion, an increase of $268.0 million as compared to December 31, 2023. The increase is primarily attributable to organic loan growth of $468.8 million, partially offset by loan sales of $113.6 million and charge-offs of $86.0 million. The loan to deposit ratio was 91% as of June 30, 2024 and 90% as of December 31, 2023.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of the dates presented:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,407,351	17%	$6,482,940	17%
Owner occupied term, net	5,230,511	14%	5,195,605	14%
Multifamily, net	5,868,848	15%	5,704,734	15%
Construction & development, net	1,946,693	5%	1,747,302	5%
Residential development, net	269,106	1%	323,899	1%
Commercial
Term, net	5,559,548	15%	5,536,765	15%
Lines of credit & other, net	2,558,633	6%	2,430,127	6%
Leases & equipment finance, net	1,701,943	5%	1,729,512	5%
Residential
Mortgage, net	5,992,163	16%	6,157,166	16%
Home equity loans & lines, net	1,982,786	5%	1,938,166	5%
Consumer & other, net	192,405	1%	195,735	1%
Total, net of deferred fees and costs	$37,709,987	100%	$37,441,951	100%

Commercial Real Estate and Commercial Loans

Commercial real estate and commercial loans are the largest classifications within earning assets, representing 41% and 20%, respectively, of average earning assets for both the three month periods ended June 30, 2024 and December 31, 2023. The increase in commercial real estate and commercial loan balances between June 30, 2024 and December 31, 2023 was driven by commercial line utilization and construction project activity in the period. Higher commercial real estate term balances reflect projects that transitioned from construction to permanent financing.

Delinquency and non-accrual loan movements during the quarter reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. The increase in non-performing assets during the quarter was driven by the expiration of certain COVID-related designations within the residential mortgage portfolio as non-performing loans in commercial portfolios declined. Non-performing loans during the quarter include $64.6 million in government guarantees on the commercial real estate, commercial, and residential portfolios.

Commercial Real Estate Loans

The commercial real estate portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale commercial real estate properties. We seek to mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement.

As of June 30, 2024, commercial real estate loans held in our loan portfolio were $19.7 billion, an increase of $268.0 million compared to December 31, 2023. Commercial real estate concentrations are managed with a goal of optimizing geographic and business diversity, primarily in our footprint.

Loans secured by office properties represented approximately 8% of our total loan portfolio at both June 30, 2024 and December 31, 2023, with a breakout of 57% non-owner occupied, 39% owner occupied, and 4% construction loans for both periods. Excluding floating rate loans, which have already repriced to prevailing rates, only 6% of our office portfolio reprices through 2025. Office properties located in suburban markets secure the majority of our office portfolio as only 6% of non-owner occupied loans are located in downtown core business districts.

Loans secured by multifamily properties, including construction, represent approximately 20% of the total loan portfolio as of June 30, 2024 and 19% as of December 31, 2023. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

The following table provides detail on commercial real estate loans by property type:

	June 30, 2024			December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	% of Total CRE	Outstanding	Non-accrual (1)	% of Total CRE
Commercial real estate loans by property type:
Multifamily	$7,376,085	$—	—%	$6,978,498	$—	—%
Office	2,942,614	11,398	0.06%	2,980,240	13,335	0.07%
Industrial	2,897,333	4,438	0.02%	2,812,295	2,053	0.01%
Retail	2,029,363	1,574	0.01%	2,083,960	3,715	0.02%
Special Purpose	1,344,713	13,342	0.07%	1,348,343	4,566	0.03%
Hotel/Motel	742,104	2,353	0.01%	755,132	2,622	0.01%
Other	2,390,297	4,479	0.02%	2,496,012	2,398	0.01%
Total commercial real estate loans	$19,722,509	$37,584	0.19%	$19,454,480	$28,689	0.15%
(1) Commercial real estate non-accrual loans are inclusive of government guarantees of $12.9 million and $7.7 million as of June 30, 2024 and December 31, 2023, respectively.

The following table provides detail on the geographic distribution of our commercial real estate portfolio as of June 30, 2024 :

(in thousands)	Amount	Percent of total
Southern California	$3,887,622	20%
Puget Sound	3,774,843	19%
Oregon Other	2,876,283	15%
Portland Metro	2,759,840	14%
Northern California	1,984,737	10%
Bay Area	1,413,648	7%
Washington Other	1,285,621	7%
Other	1,739,915	8%
Total commercial real estate loans	$19,722,509	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of June 30, 2024, commercial loans held in our loan portfolio were $9.8 billion, an increase of $123.7 million compared to December 31, 2023, which is mainly attributable to credit line utilization during the period.

The leases and equipment finance portfolio represents approximately 17% of the commercial portfolio and 5% of the total loan portfolio. The leasing portfolio has non-performing leases and charge-offs centered in the trucking and transportation portion of the portfolio. Net charge-offs in the FinPac lease portfolio were $24.7 million in the second quarter, largely unchanged from the first quarter, and net charge-offs were down $14.1 million in the remaining commercial portfolio from the prior quarter, largely due to the first quarter including a charge-off centered in a single commercial credit. Delinquency and non-accrual loan movements in the transportation and trucking portfolio over the year were anticipated and a slow recovery is in process for this portfolio.

The following table provides detail on commercial loans and leases by industry type:

	June 30, 2024			December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	% of Total Commercial	Outstanding	Non-accrual (1)	% of Total Commercial
Commercial loans and leases by industry type:
Agriculture	$862,272	$1,996	0.02%	$829,555	$2,167	0.02%
Contractors	761,517	6,103	0.06%	733,531	6,143	0.06%
Dentist	705,801	23	—%	715,348	886	0.01%
Finance/Insurance	693,739	6	—%	754,115	3	—%
Gaming	548,842	—	—%	532,698	—	—%
Healthcare	336,373	1,924	0.02%	312,788	2,062	0.02%
Manufacturing	732,129	2,458	0.03%	736,298	2,636	0.03%
Professional	389,683	3,076	0.03%	445,455	3,113	0.03%
Public Admin	627,263	13	—%	649,895	7	—%
Rental and Leasing	697,387	269	—%	692,101	165	—%
Retail	251,716	8,638	0.09%	225,223	1,276	0.01%
Support Services	378,964	1,470	0.01%	411,565	1,047	0.01%
Transportation/Warehousing	815,306	17,251	0.18%	852,735	21,951	0.23%
Wholesale	678,997	4,668	0.05%	673,349	396	0.01%
Other	1,340,135	7,091	0.07%	1,131,748	3,830	0.04%
Total commercial portfolio	$9,820,124	$54,986	0.56%	$9,696,404	$45,682	0.47%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $23.8 million and $11.7 million as of June 30, 2024 and December 31, 2023, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of June 30, 2024, residential real estate loans held in our loan portfolio were $8.0 billion, a decrease of $120.4 million as compared to December 31, 2023. The decrease is primarily attributable to loan sales of $80.0 million in residential mortgage loans during the period.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans, decreased $3.3 million to $192.4 million as of June 30, 2024, as compared to December 31, 2023.

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, the ACL and asset quality ratios as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate, net	$37,584	$28,689
Commercial, net	54,986	45,682
Total loans and leases on non-accrual status	92,570	74,371
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate, net	—	870
Commercial, net	5,778	8,232
Residential, net (2)	54,525	29,102
Consumer & other, net	220	326
Total loans and leases past due 90 days or more and accruing (2)	60,523	38,530
Total non-performing loans and leases (1), (2)	153,093	112,901
Other real estate owned	2,839	1,036
Total non-performing assets (1), (2)	$155,932	$113,937
ACLLL	$418,671	$440,871
Reserve for unfunded commitments	19,928	23,208
ACL	$438,599	$464,079
Asset quality ratios:
Non-performing loans and leases to total loans and leases (1), (2)	0.41%	0.30%
Non-performing assets to total assets (1), (2)	0.30%	0.22%
Non-accrual loans and leases to total loans and leases (2)	0.25%	0.20%
ACLLL to total loans and leases	1.11%	1.18%
ACL to total loans and leases	1.16%	1.24%
ACL to non-accrual loans and leases	474%	624%
ACL to total non-performing loans and leases	286%	411%

(1)Non-accrual and 90+ days past due loans include government guarantees of $36.8 million and $27.9 million, respectively, as of June 30, 2024. As of December 31, 2023, non-accrual and 90+ days past due loans include government guarantees of and $19.3 million and $12.3 million, respectively.
(2)Excludes certain mortgage loans guaranteed by GNMA, which Columbia has the unilateral right to repurchase but has not done so, totaling $1.0 million as of June 30, 2024 and $1.0 million at December 31, 2023.

As of June 30, 2024 there were approximately $60.8 million or 0.16% of total loans, modified due to borrowers experiencing financial difficulties, compared to $138.1 million or 0.37% as of December 31, 2023.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of June 30, 2024, there was an increase in non-performing loans representative of a more normalized credit environment relative to December 31, 2023. Additionally, the expiration of COVID-related designations within the residential mortgage portfolio contributed to the increase in loans and leases past due 90+ days and accruing.

Allowance for Credit Losses

The ACL totaled $438.6 million as of June 30, 2024, a decrease of $25.5 million from December 31, 2023. The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Allowance for credit losses on loans and leases
Balance, beginning of period	$414,344	$440,871	$440,871	$301,135
Initial ACL recorded for PCD loans acquired during the period	—	—	—	26,492
Provision for credit losses on loans and leases (1)	34,760	17,476	52,236	121,714
Charge-offs
Commercial real estate, net	(585)	(161)	(746)	(174)
Commercial, net	(33,561)	(47,232)	(80,793)	(51,284)
Residential, net	(504)	(490)	(994)	(252)
Consumer & other, net	(1,551)	(1,870)	(3,421)	(2,037)
Total charge-offs	(36,201)	(49,753)	(85,954)	(53,747)
Recoveries
Commercial real estate, net	551	358	909	267
Commercial, net	4,198	4,732	8,930	7,569
Residential, net	411	170	581	186
Consumer & other, net	608	490	1,098	987
Total recoveries	5,768	5,750	11,518	9,009
Net (charge-offs) recoveries
Commercial real estate, net	(34)	197	163	93
Commercial, net	(29,363)	(42,500)	(71,863)	(43,715)
Residential, net	(93)	(320)	(413)	(66)
Consumer & other, net	(943)	(1,380)	(2,323)	(1,050)
Total net charge-offs	(30,433)	(44,003)	(74,436)	(44,738)
Balance, end of period	$418,671	$414,344	$418,671	$404,603
Reserve for unfunded commitments
Balance, beginning of period	$22,868	$23,208	$23,208	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	—	—	—	5,767
(Recapture) provision for credit losses on unfunded commitments	(2,940)	(340)	(3,280)	(161)
Balance, end of period	19,928	22,868	19,928	19,827
Total allowance for credit losses	$438,599	$437,212	$438,599	$424,430
As a percentage of average loans and leases (annualized):
Net charge-offs	0.32%	0.47%	0.40%	0.27%
Provision for credit losses	0.34%	0.18%	0.26%	0.73%
Recoveries as a percentage of charge-offs	15.93%	11.56%	13.40%	16.76%
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the first quarter of 2023.

The provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. The change in the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, reflects the recalibration of CECL calculation during the first quarter of 2024, which benefited the provision for loan and lease losses, as well as credit migration trends and changes in the economic forecasts used in credit models. The decrease in the provision for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, reflects the $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger in 2023. This initial provision, as well as changes in the economic assumptions used in credit models and a recalibration of our CECL calculation in the first quarter of 2024, contributed to the change when compared to the same period in the current year. Net charge-offs were driven by the commercial loan portfolio, comprising $29.4 million of the net charge-offs for the second quarter of 2024 and $42.5 million for the first quarter of 2024. The decrease was largely driven by a single commercial credit charged off during the first quarter.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of the dates presented:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% loans to total loans	Amount	% loans to total loans
Commercial real estate	$143,146	52%	$125,888	52%
Commercial	219,714	26%	244,821	26%
Residential	48,885	21%	62,004	21%
Consumer & other	6,926	1%	8,158	1%
Allowance for credit losses on loans and leases	$418,671		$440,871

The following table shows the change in the allowance for credit losses from March 31, 2024 to June 30, 2024:

(dollars in thousands)	March 31, 2024	Q2 2024 net (charge-offs) recoveries	Reserve (release) build	June 30, 2024	% of loan and leases outstanding
Commercial real estate	$159,304	$(34)	$(6,178)	$153,092	0.78%
Commercial	208,647	(29,363)	46,977	226,261	2.30%
Residential	60,767	(93)	(9,511)	51,163	0.64%
Consumer & Other	8,494	(943)	532	8,083	4.20%
Total allowance for credit losses	$437,212	$(30,433)	$31,820	$438,599	1.16%
% of loans and leases outstanding	1.16%			1.16%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the second quarter of 2024, the Bank used Moody's Analytics' May 2024 baseline economic forecast, which shows a worsening economic situation from the forecast used in the prior quarter. Refer to Note 5 - Allowance for Credit Losses for further information on key components of the forecast. The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of June 30, 2024 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Balance, beginning of period	$110,444	$109,243	$109,243	$185,017
Additions for new MSR capitalized	1,540	1,237	2,777	2,769
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,183)	(3,153)	(6,336)	(9,678)
Changes due to valuation inputs or assumptions (1)	1,238	3,117	4,355	(5,179)
Balance, end of period	$110,039	$110,444	$110,039	$172,929
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Balance of loans serviced for others	$8,120,046	$8,175,664
MSR as a percentage of serviced loans	1.36%	1.34%

Residential MSR are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Income. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential MSR will increase as market rates for mortgage loans rise and decrease if market rates fall.

Goodwill and Other Intangible Assets

As of June 30, 2024 and December 31, 2023, the Company had $1.0 billion in goodwill, which was recorded as a result of the Merger. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

As of June 30, 2024, we had other intangible assets of $542.4 million, as compared to $603.7 million at December 31, 2023. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the Merger Date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $41.5 billion as of June 30, 2024, a decrease of $83.7 million as compared to December 31, 2023. The decrease was driven by customer deposits due in part to anticipated seasonal customer tax payments, partially offset by targeted campaigns run by our branch network. The interest-bearing deposit mix increased mainly due to a migration from non-interest-bearing to interest-bearing accounts as customers seek higher rates in the current interest rate environment.

The following table presents the deposit balances by category as of the dates presented:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Non-interest-bearing demand	$13,481,616	33%	$14,256,452	34%
Interest-bearing demand	8,195,284	20%	8,044,432	19%
Money market	10,927,813	26%	10,324,454	25%
Savings	2,508,598	6%	2,754,113	7%
Time, greater than $250,000	1,195,783	3%	1,034,094	2%
Time, $250,000 or less	5,214,178	12%	5,193,475	13%
Total deposits	$41,523,272	100%	$41,607,020	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $37.2 billion and $37.4 billion as of June 30, 2024 and December 31, 2023, respectively. The Company's brokered deposits totaled $3.2 billion and $3.1 billion as of June 30, 2024 and December 31, 2023, respectively.

The FDIC generally insures up to $250,000 per depositor for each account ownership category, as defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all applicable FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of June 30, 2024 and December 31, 2023, approximately $27.9 billion and $28.1 billion, respectively, of the Bank’s deposits were estimated to be insured. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. Uninsured deposits were $13.6 billion and $13.5 billion as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, total available liquidity was $19.1 billion, or 140% of uninsured deposits.

Borrowings

As of June 30, 2024, the Bank had outstanding securities sold under agreements to repurchase of $197.9 million, a decrease of $54.3 million from December 31, 2023. The Bank had outstanding borrowings consisting of advances from the FHLB and FRB of $3.9 billion as of June 30, 2024 and $4.0 billion as of December 31, 2023. The decrease compared to the fourth quarter of 2023 was primarily due to repayment of higher priced borrowings as well as general liquidity management. FHLB advances have fixed rates ranging from 5.10% to 5.25%, all of which are set to mature before the end of the first quarter of 2025. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FRB borrowings have interest rates ranging from 4.76% to 4.93% and mature in January 2025, although the Company has the ability to repay balances prior to maturity without penalty. The FRB borrowings are secured by investment securities.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $418.0 million and $424.3 million as of June 30, 2024 and December 31, 2023, respectively. The decrease is mainly due to a decline of $6.1 million in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was driven by increases in credit spreads and comparable swap rates during the period. As of June 30, 2024, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes maintaining sufficient on-balance sheet liquidity to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage non-deposit liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the current economic conditions, as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and manage our borrowing sources.

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 7% of total deposits at June 30, 2024 and December 31, 2023. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Bank’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Bank’s reliance on the wholesale markets. Total deposits were $41.5 billion as of June 30, 2024, compared with $41.6 billion at December 31, 2023. The Bank also has liquidity from excess bond collateral of $3.4 billion.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	June 30, 2024
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$11,771,651	$2,369,833	$9,401,818
Federal Reserve Discount Window	3,915,146	—	3,915,146
Federal Reserve Term Funding Program (1)	1,550,000	1,550,000	—
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$17,836,797	$3,919,833	$13,916,964
(1) The Federal Reserve’s Bank Term Funding Program was discontinued for new borrowings in March 2024. We present associated balances as of June 30, 2024.

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	June 30, 2024
Total off-balance sheet liquidity	$13,916,964
Cash and cash equivalents, less reserve requirements	1,764,915
Excess bond collateral	3,381,674
Total available liquidity	$19,063,553

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $180.0 million of dividends paid by the Bank to the Company during the six months ended June 30, 2024. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

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

Commitments and Other Contractual Obligations- The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of June 30, 2024, time deposits totaled $6.4 billion, of which $6.2 billion mature in a year or less. Total borrowings as of June 30, 2024 were $3.9 billion all of which mature within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of June 30, 2024, our loan commitments were $10.8 billion and letter of credit commitments were $217.2 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 9 - Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of June 30, 2024 was $5.0 billion, a decrease of $18.4 million from December 31, 2023. The decrease in shareholders' equity during the six months ended June 30, 2024 was principally due to other comprehensive losses of $115.5 million and cash dividends paid of $151.3 million, partially offset by net income of $244.2 million during the period.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, which may result in the inability to pay dividends at previous levels, or at all.

On May 13, 2024, Columbia declared a cash dividend in the amount of $0.36 per common share based on first quarter 2024 performance, which was paid on June 10, 2024.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Dividend declared per common share	$0.36	$0.36	$0.72	$0.71
Dividend payout ratio	63%	60%	62%	109%

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$4,891,232	12.15%	$3,220,668	8.00%	$4,025,835	10.00%
Umpqua Bank	$4,765,437	11.84%	$3,220,346	8.00%	$4,025,433	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,008,670	9.96%	$2,415,501	6.00%	$3,220,668	8.00%
Umpqua Bank	$4,353,875	10.82%	$2,415,260	6.00%	$3,220,346	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,008,670	9.96%	$1,811,626	4.50%	$2,616,793	6.50%
Umpqua Bank	$4,353,875	10.82%	$1,811,445	4.50%	$2,616,531	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,008,670	7.85%	$2,042,309	4.00%	$2,552,886	5.00%
Umpqua Bank	$4,353,875	8.52%	$2,042,875	4.00%	$2,553,594	5.00%
December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,770,335	11.86%	$3,218,301	8.00%	$4,022,876	10.00%
Umpqua Bank	$4,653,920	11.57%	$3,217,821	8.00%	$4,022,276	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	$2,413,726	6.00%	$3,218,301	8.00%
Umpqua Bank	$4,231,569	10.52%	$2,413,366	6.00%	$3,217,821	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	$1,810,294	4.50%	$2,614,869	6.50%
Umpqua Bank	$4,231,569	10.52%	$1,810,024	4.50%	$2,614,479	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,876,985	7.60%	$2,040,344	4.00%	$2,550,431	5.00%
Umpqua Bank	$4,231,569	8.30%	$2,040,489	4.00%	$2,550,611	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2024 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2023.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	June 30, 2024		December 31, 2023
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(2.0)%	(3.3)%	(2.1)%	(1.9)%
Up 200 basis points	(1.3)%	(2.0)%	(1.4)%	(1.1)%
Up 100 basis points	(0.6)%	(1.0)%	(0.7)%	(0.5)%
Down 100 basis points	0.5%	0.6%	0.5%	0.1%
Down 200 basis points	1.0%	0.8%	1.1%	(0.2)%
Down 300 basis points	1.7%	0.6%	1.6%	(0.8)%

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

Simulation results indicate limited exposure to interest rate risk in either increasing or decreasing rate environments. Though the June 30, 2024 year 1 sensitivity is nearly unchanged from December 31, 2023, the sensitivity in year 2 has shifted to a more liability sensitive position. The change in sensitivity is mainly due to the shortening duration of wholesale funding sources. The deposit mix shift with reductions in non-interest-bearing and savings accounts combined with increases in money market and time deposit accounts also contributed. In addition, decreases in fixed rate and increases in floating rate and adjustable loans also impacted the sensitivity.

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

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to 5.25% - 5.50% at June 30, 2024. Based on the FOMC Members’ median expectations for the fed funds target rate, the fed funds rate is near its expected high, with projections declining in 2024. Increases in the federal funds rate and the unwinding of the Federal Reserve’s balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

	June 30, 2024	December 31, 2023
Up 300 basis points	(21.1)%	(21.9)%
Up 200 basis points	(14.2)%	(14.6)%
Up 100 basis points	(7.2)%	(7.1)%
Down 100 basis points	6.7%	6.8%
Down 200 basis points	12.7%	12.0%
Down 300 basis points	17.2%	15.1%

Our economic value of equity analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our economic value of equity increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. As of June 30, 2024, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangible.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2024.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2024:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
04/01/24 - 04/30/24	29,323	$18.32	—	—
05/01/24 - 05/31/24	1,990	$20.31	—	—
06/01/24 - 06/30/24	10,086	$18.86	—	—
Total for quarter	41,399	$18.55	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 41,399 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

During the second quarter of 2024 none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

Item 6.    Exhibits

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 9, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to Form 8-K filed March 1, 2023

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Columbia Banking System, Inc. 2024 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 9, 2024

10.2**	Second Amendment to Amended and Restated Employee Stock Purchase Plan of Columbia Banking System, Inc.	Incorporated by reference to Exhibit 10.6 to Form 8-K filed May 9, 2024

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	August 6, 2024	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	August 6, 2024	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	August 6, 2024	/s/ Lisa M. White
Lisa M. White Executive Vice President, Corporate Controller and Principal Accounting Officer