Form 10-Q
period 2024-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2024-11-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 209,531,207 shares outstanding as of October 31, 2024.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ASU	Accounting Standards Update
Bank	Umpqua Bank
Basel III	Basel Capital Framework (third accord)
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CVA	Credit Valuation Adjustments
DCF	Discounted Cash Flow
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
LGD	Loss Given Default
Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation
Merger Date	February 28, 2023
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
NM	Not Meaningful
PCD	Purchased with Credit Deterioration
PD	Probability of Default
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks (restricted cash of $8,611 and $4,200)	$591,364	$498,496
Interest-bearing cash and temporary investments (restricted cash of $4,745 and $900)	1,519,658	1,664,038
Total cash and cash equivalents	2,111,022	2,162,534
Investment securities
Equity and other, at fair value	79,996	76,995
Available for sale, at fair value	8,676,807	8,829,870
Held to maturity, at amortized cost	2,159	2,300
Loans held for sale	66,639	30,715
Loans and leases (at fair value: $179,617 and $275,140)	37,503,002	37,441,951
Allowance for credit losses on loans and leases	(420,054)	(440,871)
Net loans and leases	37,082,948	37,001,080
Restricted equity securities	116,274	179,274
Premises and equipment, net	338,107	338,970
Operating lease right-of-use assets	106,224	115,811
Goodwill	1,029,234	1,029,234
Other intangible assets, net	513,303	603,679
Residential mortgage servicing rights, at fair value	101,919	109,243
Bank-owned life insurance	691,160	680,948
Deferred tax asset, net	286,432	347,203
Other assets	706,375	665,740
Total assets	$51,908,599	$52,173,596
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$13,534,065	$14,256,452
Interest-bearing	27,980,623	27,350,568
Total deposits	41,514,688	41,607,020
Securities sold under agreements to repurchase	183,833	252,119
Borrowings	3,650,000	3,950,000
Junior subordinated debentures, at fair value	311,896	316,440
Junior and other subordinated debentures, at amortized cost	107,725	107,895
Operating lease liabilities	121,298	130,576
Other liabilities	745,331	814,512
Total liabilities	46,634,771	47,178,562
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2024 and 2023; issued and outstanding: 209,531,882 in 2024 and 208,584,667 in 2023	5,812,237	5,802,747
Accumulated deficit	(304,525)	(467,571)
Accumulated other comprehensive loss	(233,884)	(340,142)
Total shareholders' equity	5,273,828	4,995,034
Total liabilities and shareholders' equity	$51,908,599	$52,173,596

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INTEREST INCOME
Interest and fees on loans and leases	$588,603	$569,670	$1,747,521	$1,535,874
Interest and dividends on investment securities:
Taxable	76,074	80,066	229,919	198,831
Exempt from federal income tax	6,855	6,929	20,663	17,143
Dividends	2,681	4,941	9,283	8,241
Interest on temporary investments and interest-bearing deposits	24,683	34,407	71,271	87,604
Total interest income	698,896	696,013	2,078,657	1,847,693
INTEREST EXPENSE
Interest on deposits	208,027	126,974	613,769	290,995
Interest on securities sold under agreement to repurchase and federal funds purchased	1,121	1,220	3,902	2,697
Interest on borrowings	49,636	77,080	150,329	186,848
Interest on junior and other subordinated debentures	9,894	9,864	29,628	27,605
Total interest expense	268,678	215,138	797,628	508,145
Net interest income	430,218	480,875	1,281,029	1,339,548
PROVISION FOR CREDIT LOSSES	28,769	36,737	77,725	158,290
Net interest income after provision for credit losses	401,449	444,138	1,203,304	1,181,258
NON-INTEREST INCOME
Service charges on deposits	18,549	17,410	53,116	48,176
Card-based fees	14,591	15,674	42,455	40,670
Financial services and trust revenue	5,083	4,651	14,943	10,460
Residential mortgage banking revenue, net	6,668	7,103	17,150	12,577
Gain on sale of debt securities, net	3	4	14	4
Gain (loss) on equity securities, net	2,272	(2,055)	1,032	(336)
Gain (loss) on loan and lease sales, net	161	1,871	(1,134)	3,253
Bank-owned life insurance income	4,674	4,440	14,018	11,293
Other income (loss)	14,158	(5,117)	19,625	12,297
Total non-interest income	66,159	43,981	161,219	138,394
NON-INTEREST EXPENSE
Salaries and employee benefits	147,268	159,041	446,872	458,531
Occupancy and equipment, net	45,056	43,070	135,494	135,320
Communications	3,322	4,589	10,512	11,972
Marketing	3,078	2,886	7,319	5,882
Services	15,013	14,341	43,035	41,278
FDIC assessments	9,332	11,200	33,456	28,892
Intangible amortization	29,055	29,879	90,376	78,092
Merger and restructuring expense	2,364	18,938	21,483	164,485
Other expenses	16,870	20,203	49,571	51,072
Total non-interest expense	271,358	304,147	838,118	975,524
Income before provision for income taxes	196,250	183,972	526,405	344,128
Provision for income taxes	50,068	48,127	135,999	88,944
Net income	$146,182	$135,845	$390,406	$255,184
Earnings per common share:
Basic	$0.70	$0.65	$1.87	$1.34
Diluted	$0.70	$0.65	$1.87	$1.33
Weighted average number of common shares outstanding:
Basic	208,545	208,070	208,435	190,997
Diluted	209,454	208,645	209,137	191,546

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$146,182	$135,845	$390,406	$255,184
Available for sale securities:
Unrealized gains (losses) arising during the period	301,772	(333,993)	139,539	(334,298)
Income tax (expense) benefit related to unrealized gains (losses)	(78,461)	86,837	(36,280)	86,904
Reclassification adjustment for net realized gains in earnings	(3)	(4)	(14)	(4)
Income tax expense related to realized gains	1	1	4	1
Net change in unrealized gains (losses) for available for sale securities	223,309	(247,159)	103,249	(247,397)

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(2,061)	(19,677)	4,008	(8,503)
Income tax benefit (expense) related to unrealized (losses) gains	536	5,116	(1,042)	2,211
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(1,525)	(14,561)	2,966	(6,292)

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	19	72	58	168
Income tax expense related to unrecognized actuarial loss	(5)	(19)	(15)	(44)
Net change in pension plan liability adjustment	14	53	43	124
Other comprehensive income (loss), net of tax	221,798	(261,667)	106,258	(253,565)
Comprehensive income (loss)	$367,980	$(125,822)	$496,664	$1,619

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2023	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826
Net loss			(14,038)		(14,038)
Other comprehensive income, net of tax				126,730	126,730
Stock issued in connection with the Merger	78,863,112	2,337,632			2,337,632
Stock-based compensation		5,644			5,644
Stock repurchased and retired	(215,229)	(5,216)			(5,216)
Issuances of common stock under stock plans	460,399	—			—
Cash dividends on common stock ($0.35 per share)			(45,855)		(45,855)
Balance at March 31, 2023	208,429,244	$5,788,553	$(603,696)	$(300,134)	$4,884,723
Net income			133,377		133,377
Other comprehensive loss, net of tax				(118,628)	(118,628)
Stock issued in connection with the Merger		1,646			1,646
Stock-based compensation		3,335			3,335
Stock repurchased and retired	(32,727)	(742)			(742)
Issuances of common stock under stock plans	117,122	—			—
Cash dividends on common stock ($0.36 per share)			(75,523)		(75,523)
Balance at June 30, 2023	208,513,639	$5,792,792	$(545,842)	$(418,762)	$4,828,188
Net income			135,845		135,845
Other comprehensive loss, net of tax				(261,667)	(261,667)
Stock-based compensation		4,338			4,338
Stock repurchased and retired	(7,072)	(148)			(148)
Issuances of common stock under stock plans	10,472	—			—
Issuances of common stock under the employee stock purchase plan	58,440	1,185			1,185
Cash dividends on common stock ($0.36 per share)			(75,579)		(75,579)
Balance at September 30, 2023	208,575,479	$5,798,167	$(485,576)	$(680,429)	$4,632,162
Net income			93,531		93,531
Other comprehensive income, net of tax				340,287	340,287
Stock-based compensation		4,756			4,756
Stock repurchased and retired	(8,807)	(176)			(176)
Issuances of common stock under stock plans	17,995	—			—
Cash dividends on common stock ($0.36 per share)			(75,526)		(75,526)
Balance at December 31, 2023	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)(Continued)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2024	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034
Net income			124,080		124,080
Other comprehensive loss, net of tax				(85,989)	(85,989)
Stock-based compensation		4,422			4,422
Stock repurchased and retired	(240,329)	(4,847)			(4,847)
Issuances of common stock under stock plans	1,026,057	—			—
Cash dividends on common stock ($0.36 per share)			(75,455)		(75,455)
Balance at March 31, 2024	209,370,395	$5,802,322	$(418,946)	$(426,131)	$4,957,245
Net income			120,144		120,144
Other comprehensive loss, net of tax				(29,551)	(29,551)
Stock-based compensation		5,486			5,486
Stock repurchased and retired	(41,399)	(767)			(767)
Issuances of common stock under stock plans	130,127	—			—
Cash dividends on common stock ($0.36 per share)			(75,885)		(75,885)
Balance at June 30, 2024	209,459,123	$5,807,041	$(374,687)	$(455,682)	$4,976,672
Net income			146,182		146,182
Other comprehensive income, net of tax				221,798	221,798
Stock-based compensation		5,216			5,216
Stock repurchased and retired	(870)	(20)			(20)
Issuances of common stock under stock plans	73,629	—			—
Cash dividends on common stock ($0.36 per share)			(76,020)		(76,020)
Balance at September 30, 2024	209,531,882	$5,812,237	$(304,525)	$(233,884)	$5,273,828

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$390,406	$255,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of investment discounts, net	(59,383)	(47,972)
Gain on sale of investment securities, net	(14)	(4)
Provision for credit losses	77,725	158,290
Change in cash surrender value of bank-owned life insurance	(14,177)	(11,484)
Depreciation, amortization and accretion	113,642	102,409
Gain on sale of premises and equipment	(2,735)	(27,438)
Additions to residential mortgage servicing rights carried at fair value	(4,324)	(4,427)
Change in fair value of residential mortgage servicing rights carried at fair value	11,648	14,350
Stock-based compensation	15,124	13,317
Net (increase) decrease in equity and other investments	(1,969)	273
(Gain) loss on equity securities, net	(1,032)	336
Gain on sale of loans and leases, net	(5,464)	(7,715)
Change in fair value of loans held for sale	(1,006)	1,118
Origination of loans held for sale	(388,872)	(354,535)
Proceeds from sales of loans held for sale	358,518	485,761
Change in other assets and liabilities:
Net decrease (increase) in other assets	2,606	(26,185)
Net (decrease) increase in other liabilities	(87,675)	26,191
Net cash provided by operating activities	403,018	577,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(33,506)	(920,899)
Proceeds from investment securities available for sale	385,358	1,552,199
Purchases of restricted equity securities	(85,500)	(238,066)
Redemption of restricted equity securities	148,500	218,696
Net change in loans and leases	(279,075)	(991,404)
Proceeds from sales of loans and leases	115,045	701,647
Change in premises and equipment	(20,028)	44,055
Proceeds from bank-owned life insurance death benefits	3,965	3,020
Proceeds from sale of mortgage servicing rights	—	57,454
Cash received in the Merger	—	274,587
Other	2,107	468
Net cash provided by investing activities	236,866	701,757
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(92,332)	(633,969)
Net decrease in federal funds purchased	—	(14,000)
Net decrease in securities sold under agreements to repurchase	(68,286)	(120,411)
Proceeds from borrowings	3,900,000	12,100,000
Repayment of borrowings	(4,200,000)	(11,301,522)
Net proceeds from issuance of common stock	—	1,185
Dividends paid on common stock	(225,144)	(195,351)
Repurchase and retirement of common stock	(5,634)	(6,106)
Net cash used in financing activities	(691,396)	(170,174)
Net (decrease) increase in cash and cash equivalents	(51,512)	1,109,052
Cash and cash equivalents, beginning of period	2,162,534	1,294,643
Cash and cash equivalents, end of period	$2,111,022	$2,403,695

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$790,056	$456,797
Income taxes	$66,482	$80,226
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$103,249	$(247,397)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$2,966	$(6,292)
Transfer of loans to loans held for sale	$—	$118,085

Acquisitions:
Assets acquired	$—	$19,230,586
Liabilities assumed	—	(17,920,542)
Net assets acquired	$—	$1,310,044

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2024, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and was accounted for as a business combination. Columbia's financial results for any periods ended prior to February 28, 2023, the Merger Date, reflect UHC results only on a standalone basis. Accordingly, Columbia's reported financial results for the nine months ended September 30, 2023, reflect only UHC financial results through the closing of the Merger and may not be directly comparable to the prior or future reported periods. Under the reverse acquisition method of accounting, the assets and liabilities of Columbia were recorded at their respective fair values as of February 28, 2023 ("historical Columbia"). Refer to Note 2 – Business Combination for additional information on this acquisition.

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
		Fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.	The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
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

Note 2 – Business Combination

On February 28, 2023, the Company completed the Merger and UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation. Promptly following the Merger, Columbia’s wholly-owned bank subsidiary, Columbia State Bank, merged with and into UHC’s wholly-owned bank subsidiary, Umpqua Bank, with Umpqua Bank surviving the merger. Refer to Note 1 – Summary of Significant Accounting Policies under the Basis of Financial Statement Presentation for more information pertaining to the completed Merger.

The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, UHC was deemed the acquirer for financial reporting purposes, even though Columbia was the legal acquirer. The Merger was effectively an all-stock transaction and was accounted for as a business combination.

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

During the three and nine months ended September 30, 2024, there were $1.6 million and $8.8 million in merger-related expenses, respectively, compared to $18.9 million and $164.5 million during the three and nine months ended September 30, 2023, respectively. Additional merger-related expenses will be expensed in future periods as incurred.

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

Unaudited Pro Forma for the
Nine Months Ended
(in thousands)	September 30, 2023
Net interest income	$1,494,339
Non-interest income	$172,231
Net income (1)	$530,049
(1) The 2023 pro forma net income excludes $192.5 million of merger-related costs, inclusive of historical Columbia merger-related costs, incurred in 2023, as these costs were included in the 2022 pro forma net income.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,539,618	$10,419	$(53,780)	$1,496,257
Obligations of states and political subdivisions	1,060,879	19,241	(18,530)	1,061,590
Mortgage-backed securities and collateralized mortgage obligations	6,369,692	77,236	(327,968)	6,118,960
Total available for sale securities	$8,970,189	$106,896	$(400,278)	$8,676,807
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,159	$636	$—	$2,795
Total held to maturity securities	$2,159	$636	$—	$2,795

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,551,074	$6,192	$(78,874)	$1,478,392
Obligations of states and political subdivisions	1,073,264	20,451	(21,610)	1,072,105
Mortgage-backed securities and collateralized mortgage obligations	6,638,439	28,558	(387,624)	6,279,373
Total available for sale securities	$9,262,777	$55,201	$(488,108)	$8,829,870
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,300	$725	$—	$3,025
Total held to maturity securities	$2,300	$725	$—	$3,025

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $32.6 million and $34.1 million as of September 30, 2024 and December 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$—	$—	$842,948	$(53,780)	$842,948	$(53,780)
Obligations of states and political subdivisions	49,619	(308)	237,547	(18,222)	287,166	(18,530)
Mortgage-backed securities and collateralized mortgage obligations	21,538	(123)	1,959,066	(327,845)	1,980,604	(327,968)
Total temporarily impaired securities	$71,157	$(431)	$3,039,561	$(399,847)	$3,110,718	$(400,278)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$99,898	$(1,074)	$822,245	$(77,800)	$922,143	$(78,874)
Obligations of states and political subdivisions	103,256	(580)	169,231	(21,030)	272,487	(21,610)
Mortgage-backed securities and collateralized mortgage obligations	1,089,640	(10,355)	1,817,768	(377,269)	2,907,408	(387,624)
Total temporarily impaired securities	$1,292,794	$(12,009)	$2,809,244	$(476,099)	$4,102,038	$(488,108)

The number of individual debt securities in an unrealized loss position in the tables above decreased to 540 as of September 30, 2024, as compared to 600 at December 31, 2023. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an ACL as of September 30, 2024.

The following table presents the contractual maturities of debt securities as of September 30, 2024:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$235,915	$236,109	$—	$—
Due after one year through five years	2,522,197	2,518,639	3	3
Due after five years through ten years	1,869,811	1,847,495	1	433
Due after ten years	4,342,266	4,074,564	2,155	2,359
Total debt securities	$8,970,189	$8,676,807	$2,159	$2,795

The following table presents, as of September 30, 2024, investment securities which were pledged to secure borrowings, public deposits, repurchase agreements, and for other purposes as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,811,227	$1,691,457
To secure repurchase agreements	242,425	231,156
Other securities pledged	3,500,624	3,332,102
Total pledged securities	$5,554,276	$5,254,715

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	September 30, 2024	December 31, 2023
Commercial real estate
Non-owner occupied term, net	$6,391,806	$6,482,940
Owner occupied term, net	5,210,485	5,195,605
Multifamily, net	5,779,737	5,704,734
Construction & development, net	1,988,923	1,747,302
Residential development, net	244,579	323,899
Commercial
Term, net	5,429,209	5,536,765
Lines of credit & other, net	2,640,669	2,430,127
Leases & equipment finance, net	1,670,427	1,729,512
Residential
Mortgage, net	5,944,734	6,157,166
Home equity loans & lines, net	2,017,336	1,938,166
Consumer & other, net	185,097	195,735
Total loans and leases, net of deferred fees and costs	$37,503,002	$37,441,951

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. Interest accrued on loans totaled $152.0 million and $154.9 million as of September 30, 2024 and December 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets. As of September 30, 2024, loans totaling $22.3 billion were pledged to secure borrowings and available lines of credit.

As of September 30, 2024 and December 31, 2023, the net deferred fees and costs were $65.0 million and $71.8 million, respectively. Originated loans are reported at the principal amount outstanding, net of unearned interest, deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Purchased loans are recorded at fair value at the date of purchase. Total loans and leases also include discounts on acquired loans of $466.4 million and $552.5 million as of September 30, 2024 and December 31, 2023, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $272.3 million and $331.9 million as of September 30, 2024 and December 31, 2023, respectively. The carrying balance of PCD loans was $248.2 million and $300.2 million as of September 30, 2024 and December 31, 2023, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $5.5 million and $15.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $4.7 million and $14.1 million for the three and nine months ended September 30, 2023, respectively.

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate during the three months ended September 30, 2024 reflect credit migration trends and changes in the economic assumptions. Due to the dynamic economic environment, the Bank opted to use Moody's Analytics' August 2024 consensus economic forecast for estimating the ACL as of September 30, 2024.

In the consensus scenario selected, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following variables:

•U.S. real GDP average annualized growth of 2.6% in 2024, 1.8% in 2025, 1.9% in 2026, and 1.9% in 2027;
•U.S. unemployment rate average of 4.0% in 2024, 4.2% in 2025, 4.0% in 2026, and 4.0% in 2027; and
•The forecasted average federal funds rate is expected to be 5.2% in 2024, 4.1% in 2025, 3.6% in 2026 and 3.3% in 2027.

The Bank uses an additional scenario that differs in terms of severity, both favorable or unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The economic variables are consistent between scenarios. The Bank selected the Moody's Analytics' August 2024 S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following variables:

•U.S. real GDP average annualized growth of 2.4% in 2024, -0.1% in 2025, 2.2% in 2026, and 2.6% in 2027;
•U.S. unemployment rate average of 4.2% in 2024, 6.4% in 2025, 4.8% in 2026, and 4.0% in 2027; and
•The forecasted average federal funds rate is expected to be 5.2% in 2024, 3.2% in 2025, 2.1% in 2026 and 2.5% in 2027.

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

The owner-occupied commercial real estate portfolio utilizes a top-down macroeconomic model using logistic regression. This model produces portfolio level quarterly net charge-off rates according to the macroeconomic scenario over a reasonable and supportable two-year forecast. The primary economic drivers for this model are commercial real estate price index and a five-state average unemployment rate. The model utilizes output reversion methodology, which after two years reverts on a straight-line basis over one year to the long run historical average net charge off rate.

Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with cycle-adjusting information based on the obligor's state and industry. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario. The primary economic drivers in the model are GDP growth and commercial real estate price index.

The model for the homogeneous lease and equipment finance agreement portfolio uses lease and equipment finance agreement information, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD values. The PD calculation is based on survival analysis while LGD is calculated using a two-step regression. The model calculates LGD using an estimate of the probability that a defaulted lease or equipment finance agreement will have a loss, and an estimate of the loss amount. The primary economic drivers for the model are U.S. unemployment rate, the 5-year treasury rate, value of construction put in place, consumer price index, and a home price growth index. The model produces PD and LGD curves at the lease or equipment finance agreement level for each month in the forecast horizon.

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

Loans and leases that have not been included in the primary models based on portfolio type are assigned a loss rate through an extrapolation methodology. This methodology applies to certain real estate loans acquired through mergers, newly originated loans and leases, and those lacking the detailed data required for the primary models. The extrapolation methodology involves calculating loss rates through the primary modeling process. These loss rates are determined based on the vintage year, credit classification, and reporting category of the loans and leases. The calculated loss factors are then applied to the excluded loans and leases and evaluated qualitatively to ensure reasonability and compliance with CECL.

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

The Company evaluated each qualitative factor as of September 30, 2024 and applied upward adjustments to the quantitative results for the ACL, as compared to downward adjustments as of December 31, 2023. The majority of the qualitative overlays in the period are centered in the commercial loan portfolio, more closely aligning the portfolio with the S2 scenario as discussed above and additional overlays for the transportation segment of the lease portfolio. While qualitative overlays are applied, the majority of the allowance is driven by modeled results, as management determined that the models adequately reflect the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$143,146	$219,714	$48,885	$6,926	$418,671
Provision (recapture) for credit losses for loans and leases	15,026	16,710	(2,520)	1,282	30,498
Charge-offs	—	(32,645)	(936)	(1,395)	(34,976)
Recoveries	44	5,258	143	416	5,861
Net recoveries (charge-offs)	44	(27,387)	(793)	(979)	(29,115)
Balance, end of period	$158,216	$209,037	$45,572	$7,229	$420,054
Reserve for unfunded commitments
Balance, beginning of period	$9,946	$6,547	$2,278	$1,157	$19,928
(Recapture) provision for credit losses on unfunded commitments	(2,188)	509	(156)	106	(1,729)
Balance, end of period	7,758	7,056	2,122	1,263	18,199
Total allowance for credit losses	$165,974	$216,093	$47,694	$8,492	$438,253

	Nine Months Ended September 30, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$125,888	$244,821	$62,004	$8,158	$440,871
Provision (recapture) for credit losses for loans and leases	32,121	63,466	(15,226)	2,373	82,734
Charge-offs	(746)	(113,438)	(1,930)	(4,816)	(120,930)
Recoveries	953	14,188	724	1,514	17,379
Net recoveries (charge-offs)	207	(99,250)	(1,206)	(3,302)	(103,551)
Balance, end of period	$158,216	$209,037	$45,572	$7,229	$420,054
Reserve for unfunded commitments
Balance, beginning of period	$11,170	$7,841	$2,940	$1,257	$23,208
(Recapture) provision for credit losses on unfunded commitments	(3,412)	(785)	(818)	6	(5,009)
Balance, end of period	7,758	7,056	2,122	1,263	18,199
Total allowance for credit losses	$165,974	$216,093	$47,694	$8,492	$438,253

	Three Months Ended September 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$118,954	$211,651	$65,941	$8,057	$404,603
Provision (recapture) for credit losses for loans and leases	2,734	35,952	(4,619)	1,015	35,082
Charge-offs	—	(26,629)	(206)	(1,884)	(28,719)
Recoveries	31	4,901	156	506	5,594
Net recoveries (charge-offs)	31	(21,728)	(50)	(1,378)	(23,125)
Balance, end of period	$121,719	$225,875	$61,272	$7,694	$416,560
Reserve for unfunded commitments
Balance, beginning of period	$10,000	$5,821	$3,018	$988	$19,827
(Recapture) provision for credit losses on unfunded commitments	(11)	1,579	67	20	1,655
Balance, end of period	9,989	7,400	3,085	1,008	21,482
Total allowance for credit losses	$131,708	$233,275	$64,357	$8,702	$438,042

	Nine Months Ended September 30, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	35,046	106,979	10,605	4,166	156,796
Charge-offs	(174)	(77,913)	(458)	(3,921)	(82,466)
Recoveries	298	12,470	342	1,493	14,603
Net recoveries (charge-offs)	124	(65,443)	(116)	(2,428)	(67,863)
Balance, end of period	$121,719	$225,875	$61,272	$7,694	$416,560
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
Provision (recapture) for credit losses on unfunded commitments	525	1,285	(379)	63	1,494
Balance, end of period	9,989	7,400	3,085	1,008	21,482
Total allowance for credit losses	$131,708	$233,275	$64,357	$8,702	$438,042
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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and nine months ended September 30, 2024 and 2023.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	September 30, 2024
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,510	$203	$136	$1,849	$4,816	$6,385,141	$6,391,806
Owner occupied term, net	456	231	—	687	32,516	5,177,282	5,210,485
Multifamily, net	—	—	—	—	—	5,779,737	5,779,737
Construction & development, net	—	—	—	—	—	1,988,923	1,988,923
Residential development, net	—	—	—	—	—	244,579	244,579
Commercial
Term, net	1,944	1,942	123	4,009	30,304	5,394,896	5,429,209
Lines of credit & other, net	3,318	518	—	3,836	7,820	2,629,013	2,640,669
Leases & equipment finance, net	15,031	15,919	5,889	36,839	23,340	1,610,248	1,670,427
Residential
Mortgage, net (1)	—	14,692	59,301	73,993	—	5,870,741	5,944,734
Home equity loans & lines, net	6,838	3,505	4,336	14,679	—	2,002,657	2,017,336
Consumer & other, net	950	253	317	1,520	—	183,577	185,097
Total, net of deferred fees and costs	$30,047	$37,263	$70,102	$137,412	$98,796	$37,266,794	$37,503,002
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $3.7 million at September 30, 2024.
(2) Includes government guaranteed portion of $26.9 million and $38.9 million for 90 days or greater and non-accrual loans, respectively.

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

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. There have been no significant changes in the level of collateralization from the prior periods. The following table summarizes the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of September 30, 2024:

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$4,121	$—	$—	$4,121
Owner occupied term, net	—	28,610	—	—	28,610
Commercial
Term, net	2,335	2,919	17,290	580	23,124
Line of credit & other, net	—	3,066	3,651	—	6,717
Leases & equipment finance, net	—	—	23,340	—	23,340
Residential
Mortgage, net	75,166	—	—	—	75,166
Home equity loans & lines, net	2,406	—	—	—	2,406
Total, net of deferred fees and costs	$79,907	$38,716	$44,281	$580	$163,484

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2024
(in thousands)	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Construction & development, net	$1,985	$—	$1,985	0.10%
Commercial
Term, net	1,958	289	2,247	0.04%
Lines of credit & other, net	6,003	—	6,003	0.23%
Leases & equipment finance, net	889	—	889	0.05%
Residential
Mortgage, net	2,302	1,570	3,872	0.07%
Total modified loans and leases experiencing financial difficulty	$13,137	$1,859	$14,996	0.04%

	Nine Months Ended September 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term, net	$—	$—	$17,521	$17,521	0.27%
Owner occupied term, net	4,041	—	528	4,569	0.09%
Construction & development, net	—	1,985	—	1,985	0.10%
Commercial
Term, net	1,175	6,337	1,449	8,961	0.17%
Lines of credit & other, net	—	11,923	494	12,417	0.47%
Leases & equipment finance, net	—	2,164	—	2,164	0.13%
Residential
Mortgage, net	—	4,500	14,898	19,398	0.33%
Total modified loans and leases experiencing financial difficulty	$5,216	$26,909	$34,890	$67,015	0.18%

	Three Months Ended September 30, 2023
(in thousands)	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial
Lines of credit & other, net	$2,649	$—	$—	$2,649	0.11%
Leases & equipment finance, net	974	—	—	974	0.06%
Residential
Mortgage, net	—	13,228	2,823	16,051	0.26%
Total modified loans and leases experiencing financial difficulty	$3,623	$13,228	$2,823	$19,674	0.05%

	Nine Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$666	$—	$—	$—	$666	0.01%
Commercial
Term, net	377	483	—	—	860	0.02%
Lines of credit & other, net	—	4,333	—	—	4,333	0.18%
Leases & equipment finance, net	—	1,515	—	—	1,515	0.09%
Residential
Mortgage, net	—	451	35,031	5,703	41,185	0.67%
Total modified loans and leases experiencing financial difficulty	$1,043	$6,782	$35,031	$5,703	$48,559	0.13%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024
	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Construction & development, net	7 months	—
Commercial
Term, net	1.8 years	$299
Lines of credit & other, net	7 months	—
Leases & equipment finance, net	12 months	—
Residential
Mortgage, net	7.3 years	$99

	Nine Months Ended September 30, 2024
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term, net	—	—	$3,969
Owner occupied term, net	3.79%	—	$51
Construction & development, net	—	7 months	—
Commercial
Term, net	5.00%	11 months	$376
Lines of credit & other, net	—	8 months	$111
Leases & equipment finance, net	—	11 months	—
Residential
Mortgage, net	—	7.5 years	$1,057

Three Months Ended September 30, 2023
	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Term Extension	Deferral Amount
Commercial
Lines of credit & other, net	3 months	—
Leases & equipment finance, net	9 months	—
Residential
Mortgage, net	13 years	$1,179

	Nine Months Ended September 30, 2023
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Owner occupied term, net	4.00%	—	—
Commercial
Term, net	4.15%	7 months	—
Lines of credit & other, net	—	8 months	—
Leases & equipment finance, net	—	9 months	—
Residential
Mortgage, net	—	12.7 years	$3,015

The Company closely monitors the performance of loans and leases that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 or more days past due. The following tables present the amortized cost basis of modified loans as of September 30, 2024 that, within twelve months of the modification date, experienced a subsequent default during the periods presented:

	Three Months Ended September 30, 2024
(in thousands)	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total
Commercial
Lines of credit & other, net	$—	$—	$1,305	$1,305
Leases & equipment finance, net	161	—	—	161
Residential
Mortgage, net	435	3,887	—	4,322
Total loans and leases experiencing financial difficulty with a subsequent default	$596	$3,887	$1,305	$5,788

	Nine Months Ended September 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total
Commercial real estate
Owner occupied term, net	$3,064	$—	$—	—	$3,064
Commercial
Lines of credit & other, net	—	—	—	1,305	1,305
Leases & equipment finance, net	—	161	—	—	161
Residential
Mortgage, net	—	491	4,508	—	4,999
Total loans and leases experiencing financial difficulty with a subsequent default	$3,064	$652	$4,508	$1,305	$9,529

For the three and nine months ended September 30, 2023, all modified loans and leases were current and there were no loan or lease modifications made to borrowers experiencing financial difficulty that subsequently defaulted.

The following tables present an age analysis of loans and leases as of September 30, 2024 that have been modified within the prior twelve months and as of September 30, 2023 that have been modified since January 1, 2023, the date of the adoption of ASU 2022-02:

	September 30, 2024
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
(in thousands)
Commercial real estate
Non-owner occupied term, net	$47,321	$—	$—	$—	$—	$47,321
Owner occupied term, net	2,006	—	—	—	3,592	5,598
Construction & development, net	1,985	—	—	—	—	1,985
Commercial
Term, net	9,540	—	—	—	1,175	10,715
Lines of credit & other, net	50,917	119	—	—	1,500	52,536
Leases & equipment finance, net	1,570	206	361	99	62	2,298
Residential
Mortgage, net	22,564	—	2,206	4,527	—	29,297
Total loans and leases, net of deferred fees and costs	$135,903	$325	$2,567	$4,626	$6,329	$149,750

	September 30, 2023
Loan Type	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
(in thousands)
Commercial real estate
Owner occupied term, net	$—	$—	$—	$—	$666	$666
Commercial
Term, net	94	—	389	—	377	860
Lines of credit & other, net	3,426	—	—	288	619	4,333
Leases & equipment finance, net	1,153	117	72	53	120	1,515
Residential
Mortgage, net	39,102	—	285	1,798	—	41,185
Total loans and leases, net of deferred fees and costs	$43,775	$117	$746	$2,139	$1,782	$48,559

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$238,149	$575,610	$1,255,121	$1,139,423	$577,439	$2,398,374	$36,761	$12,660	$6,233,537
Special mention	—	—	6,836	1,234	465	21,433	—	—	29,968
Substandard	17,521	29,800	21,756	—	—	58,417	—	—	127,494
Doubtful	—	—	—	807	—	—	—	—	807
Total non-owner occupied term, net	$255,670	$605,410	$1,283,713	$1,141,464	$577,904	$2,478,224	$36,761	$12,660	$6,391,806
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$86	$—	$—	$86
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$332,263	$517,212	$1,044,934	$907,721	$421,179	$1,705,736	$76,944	$52	$5,006,041
Special mention	1,216	977	7,906	14,100	7,108	33,676	1,923	—	66,906
Substandard	4,946	5,352	4,645	51,236	19,704	46,372	—	—	132,255
Doubtful	—	—	2,924	—	—	8	—	—	2,932
Loss	—	—	963	—	404	984	—	—	2,351
Total owner occupied term, net	$338,425	$523,541	$1,061,372	$973,057	$448,395	$1,786,776	$78,867	$52	$5,210,485
Current YTD period:
Gross charge-offs	$—	$—	$569	$—	$—	$91	$—	$—	$660
Multifamily, net
Credit quality indicator:
Pass/Watch	$129,031	$254,472	$1,944,096	$1,671,126	$408,718	$1,261,111	$91,735	$12	$5,760,301
Special mention	—	—	4,556	4,120	929	4,179	—	—	13,784
Substandard	—	—	—	1,619	—	4,033	—	—	5,652
Total multifamily, net	$129,031	$254,472	$1,948,652	$1,676,865	$409,647	$1,269,323	$91,735	$12	$5,779,737
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$316,050	$440,950	$841,805	$237,802	$105,119	$19,111	$11,392	$—	$1,972,229
Special mention	1,985	—	—	14,709	—	—	—	—	16,694
Total construction & development, net	$318,035	$440,950	$841,805	$252,511	$105,119	$19,111	$11,392	$—	$1,988,923
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Residential development, net
Credit quality indicator:
Pass/Watch	$52,468	$19,661	$6,762	$493	$466	$785	$154,113	$9,831	$244,579
Total residential development, net	$52,468	$19,661	$6,762	$493	$466	$785	$154,113	$9,831	$244,579
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,093,629	$1,844,034	$5,142,304	$4,044,390	$1,541,531	$5,554,219	$372,868	$22,555	$19,615,530

Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$538,326	$690,664	$1,118,398	$811,447	$320,002	$666,260	$1,090,113	$16,685	$5,251,895
Special mention	1,477	53,457	12,122	9,720	501	19,031	—	—	96,308
Substandard	20,651	5,851	8,207	10,433	1,390	10,645	—	3,897	61,074
Doubtful	—	3,070	5,381	3,725	683	2,033	—	—	14,892
Loss	—	—	—	1,537	1,531	1,972	—	—	5,040
Total term, net	$560,454	$753,042	$1,144,108	$836,862	$324,107	$699,941	$1,090,113	$20,582	$5,429,209
Current YTD period:
Gross charge-offs	$649	$1,076	$1,542	$980	$1,309	$680	$4,171	$—	$10,407
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$77,329	$66,308	$67,671	$19,207	$9,808	$16,978	$2,245,350	$19,017	$2,521,668
Special mention	585	2,164	—	323	20	152	34,404	2,613	40,261
Substandard	33,609	3,351	1,223	—	—	101	33,612	6,250	78,146
Doubtful	—	—	—	—	—	—	—	250	250
Loss	—	—	191	—	—	—	—	153	344
Total lines of credit & other, net	$111,523	$71,823	$69,085	$19,530	$9,828	$17,231	$2,313,366	$28,283	$2,640,669
Current YTD period:
Gross charge-offs	$—	$758	$309	$241	$49	$562	$19,804	$2,958	$24,681
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$469,852	$506,502	$348,955	$122,245	$44,849	$52,720	$—	$—	$1,545,123
Special mention	1,424	41,883	10,746	3,412	665	655	—	—	58,785
Substandard	3,835	7,926	9,669	3,547	1,189	1,481	—	—	27,647
Doubtful	2,158	11,996	14,427	6,080	1,229	685	—	—	36,575
Loss	146	810	821	330	84	106	—	—	2,297
Total leases & equipment finance, net	$477,415	$569,117	$384,618	$135,614	$48,016	$55,647	$—	$—	$1,670,427
Current YTD period:
Gross charge-offs	$—	$15,256	$41,015	$15,008	$4,350	$2,721	$—	$—	$78,350

Total commercial	$1,149,392	$1,393,982	$1,597,811	$992,006	$381,951	$772,819	$3,403,479	$48,865	$9,740,305

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$140,488	$244,135	$1,799,124	$2,135,113	$486,093	$1,069,465	$—	$—	$5,874,418
Special mention	1,542	2,697	2,496	3,045	673	4,239	—	—	14,692
Substandard	3,143	6,353	6,538	7,061	2,579	19,377	—	—	45,051
Loss	1,034	848	3,246	2,980	950	1,515	—	—	10,573
Total mortgage, net	$146,207	$254,033	$1,811,404	$2,148,199	$490,295	$1,094,596	$—	$—	$5,944,734
Current YTD period:
Gross charge-offs	$—	$—	$491	$292	$314	$368	$—	$—	$1,465
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$396	$840	$2,532	$1,378	$580	$40,850	$1,931,777	$24,303	$2,002,656
Special mention	—	28	215	—	8	1,245	6,538	2,309	10,343
Substandard	—	—	—	175	—	123	1,628	219	2,145
Loss	—	—	—	44	101	553	1,015	479	2,192
Total home equity loans & lines, net	$396	$868	$2,747	$1,597	$689	$42,771	$1,940,958	$27,310	$2,017,336
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$240	$225	$—	$465

Total residential	$146,603	$254,901	$1,814,151	$2,149,796	$490,984	$1,137,367	$1,940,958	$27,310	$7,962,070

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$21,317	$18,615	$11,170	$5,076	$3,356	$5,839	$116,018	$2,186	$183,577
Special mention	40	40	33	32	6	75	658	319	1,203
Substandard	—	8	—	—	—	—	170	138	316
Loss	—	—	—	—	—	1	—	—	1
Total consumer & other, net	$21,357	$18,663	$11,203	$5,108	$3,362	$5,915	$116,846	$2,643	$185,097
Current YTD period:
Gross charge-offs	$55	$2,301	$95	$25	$—	$281	$1,529	$530	$4,816

Grand total	$2,410,981	$3,511,580	$8,565,469	$7,191,300	$2,417,828	$7,470,320	$5,834,151	$101,373	$37,503,002

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$582,178	$1,307,143	$1,182,485	$615,021	$764,821	$1,832,231	$41,194	$—	$6,325,073
Special mention	—	317	3,478	1,337	2,480	16,352	—	—	23,964
Substandard	32,461	749	—	1,090	35,214	64,304	—	—	133,818
Loss	—	—	—	—	—	85	—	—	85
Total non-owner occupied term, net	$614,639	$1,308,209	$1,185,963	$617,448	$802,515	$1,912,972	$41,194	$—	$6,482,940
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$532,482	$1,067,388	$972,130	$448,569	$581,616	$1,351,172	$67,063	$—	$5,020,420
Special mention	1,575	5,950	6,175	4,945	14,610	15,513	1,932	—	50,700
Substandard	4,034	7,707	48,281	17,275	10,513	35,216	—	—	123,026
Doubtful	—	—	—	—	—	90	—	—	90
Loss	—	963	—	404	—	2	—	—	1,369
Total owner occupied term, net	$538,091	$1,082,008	$1,026,586	$471,193	$606,739	$1,401,993	$68,995	$—	$5,195,605
Prior Year End period:
Gross charge-offs	$—	$16	$—	$—	$—	$787	$—	$—	$803
Multifamily, net
Credit quality indicator:
Pass/Watch	$272,084	$1,982,075	$1,660,492	$400,280	$590,379	$745,705	$51,480	$—	$5,702,495
Special mention	—	—	1,278	—	961	—	—	—	2,239
Total multifamily, net	$272,084	$1,982,075	$1,661,770	$400,280	$591,340	$745,705	$51,480	$—	$5,704,734
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$248,623	$716,207	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,745,832
Special mention	—	1,470	—	—	—	—	—	—	1,470
Total construction & development, net	$248,623	$717,677	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,747,302
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development, net
Credit quality indicator:
Pass/Watch	$90,241	$86,078	$22,271	$—	$—	$1,329	$116,490	$6,149	$322,558
Special mention	—	—	—	—	—	—	1,341	—	1,341
Total residential development, net	$90,241	$86,078	$22,271	$—	$—	$1,329	$117,831	$6,149	$323,899
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,763,678	$5,176,047	$4,426,895	$1,675,601	$2,022,584	$4,072,737	$310,789	$6,149	$19,454,480

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$835,662	$1,215,539	$933,970	$391,735	$271,974	$560,595	$1,097,630	$50,874	$5,357,979
Special mention	23,250	14,875	29,128	109	3,340	16,476	—	—	87,178
Substandard	2,911	13,862	13,981	3,068	7,385	7,859	31,399	4,139	84,604
Doubtful	—	1,329	335	796	197	699	—	—	3,356
Loss	—	415	—	648	51	2,534	—	—	3,648
Total term, net	$861,823	$1,246,020	$977,414	$396,356	$282,947	$588,163	$1,129,029	$55,013	$5,536,765
Prior Year End period:
Gross charge-offs	$3,000	$1,418	$—	$415	$389	$886	$44	$808	$6,960
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$105,360	$105,791	$58,441	$12,266	$10,927	$16,108	$1,922,115	$5,676	$2,236,684
Special mention	476	635	394	—	—	80	61,927	403	63,915
Substandard	7,807	4,161	—	—	—	593	83,304	32,509	128,374
Doubtful	—	—	—	—	—	—	48	211	259
Loss	—	693	200	—	1	1	—	—	895
Total lines of credit & other, net	$113,643	$111,280	$59,035	$12,266	$10,928	$16,782	$2,067,394	$38,799	$2,430,127
Prior Year End period:
Gross charge-offs	$30	$168	$—	$47	$144	$45	$1,058	$1,809	$3,301
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$682,866	$501,867	$200,499	$92,402	$61,065	$33,908	$—	$—	$1,572,607
Special mention	46,806	15,962	6,182	1,688	7,224	77	—	—	77,939
Substandard	7,094	15,274	6,704	2,163	1,246	1,161	—	—	33,642
Doubtful	5,833	22,566	9,036	3,161	1,700	208	—	—	42,504
Loss	395	1,485	581	292	58	9	—	—	2,820
Total leases & equipment finance, net	$742,994	$557,154	$223,002	$99,706	$71,293	$35,363	$—	$—	$1,729,512
Prior Year End period:
Gross charge-offs	$2,324	$47,116	$31,569	$9,111	$6,394	$3,087	$—	$—	$99,601

Total commercial	$1,718,460	$1,914,454	$1,259,451	$508,328	$365,168	$640,308	$3,196,423	$93,812	$9,696,404

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$221,207	$1,845,395	$2,355,420	$521,177	$443,152	$735,801	$—	$—	$6,122,152
Special mention	1,125	916	1,737	651	1,156	4,109	—	—	9,694
Substandard	1,851	2,617	2,826	787	1,759	8,746	—	—	18,586
Loss	159	2,724	970	851	220	1,810	—	—	6,734
Total mortgage, net	$224,342	$1,851,652	$2,360,953	$523,466	$446,287	$750,466	$—	$—	$6,157,166
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$562	$1,242	$1,056	$100	$896	$35,677	$1,870,270	$17,807	$1,927,610
Special mention	—	—	—	—	114	378	5,052	1,230	6,774
Substandard	—	—	—	—	137	190	1,278	174	1,779
Loss	14	—	—	—	—	85	1,286	618	2,003
Total home equity loans & lines, net	$576	$1,242	$1,056	$100	$1,147	$36,330	$1,877,886	$19,829	$1,938,166
Prior Year End period:
Gross charge-offs	$—	$—	$12	$29	$—	$52	$448	$—	$541

Total residential	$224,918	$1,852,894	$2,362,009	$523,566	$447,434	$786,796	$1,877,886	$19,829	$8,095,332

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$39,977	$14,919	$7,132	$4,953	$3,441	$5,022	$118,125	$543	$194,112
Special mention	138	52	5	13	52	122	779	135	1,296
Substandard	—	—	—	—	3	1	251	63	318
Loss	—	—	—	—	—	7	2	—	9
Total consumer & other, net	$40,115	$14,971	$7,137	$4,966	$3,496	$5,152	$119,157	$741	$195,735
Prior Year End period:
Gross charge-offs	$3,313	$132	$23	$20	$29	$288	$1,485	$472	$5,762

Grand total	$3,747,171	$8,958,366	$8,055,492	$2,712,461	$2,838,682	$5,504,993	$5,504,255	$120,531	$37,441,951

Note 6 – Goodwill and Other Intangible Assets

The Company had $1.0 billion in goodwill as of September 30, 2024 and December 31, 2023, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with the Merger. Goodwill is not amortized but is evaluated for potential impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed its annual impairment assessment as of October 31, 2023. No events or circumstances since the annual impairment test were noted that would indicate it was more likely than not that a goodwill impairment exists.

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2024 (1)	$710,230	$(196,927)	$513,303
December 31, 2023	$764,791	$(161,112)	$603,679
(1) The current year period was adjusted to remove fully amortized amounts.

Amortization expense recognized on intangible assets was $29.1 million and $90.4 million for the three and nine months ended September 30, 2024, respectively, and $29.9 million and $78.1 million for the three and nine months ended September 30, 2023, respectively.

The table below presents the forecasted amortization expense for intangible assets as of September 30, 2024:

(in thousands)
Year	Expected Amortization
Remainder of 2024	$29,055
2025	105,458
2026	92,545
2027	79,632
2028	66,719
Thereafter	139,894
Total intangible assets	$513,303

Note 7 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance, beginning of period	$110,039	$172,929	$109,243	$185,017
Additions for new MSR capitalized	1,547	1,658	4,324	4,427
Sale of MSR assets	—	(57,454)	—	(57,454)
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,127)	(4,801)	(9,463)	(14,479)
Changes due to valuation inputs or assumptions (1)	(6,540)	5,308	(2,185)	129
Balance, end of period	$101,919	$117,640	$101,919	$117,640
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Balance of loans serviced for others	$7,965,538	$8,175,664
MSR as a percentage of serviced loans	1.28%	1.34%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $6.0 million and $18.0 million for the three and nine months ended September 30, 2024, respectively, as compared to $8.9 million and $27.5 million for the three and nine months ended September 30, 2023, respectively.

In September 2023, the Company closed the sale of $57.5 million in residential mortgage servicing rights, which related to the non-relationship component of the serviced loan portfolio.

Note 8 – Borrowings

The Company had FHLB advances and FRB borrowings outstanding as of September 30, 2024 with carrying values of $3.7 billion, compared to $4.0 billion at December 31, 2023.

The Bank's FHLB advances were $2.4 billion as of September 30, 2024, as compared to $3.8 billion at December 31, 2023. The FHLB advances have fixed interest rates ranging from 5.10% to 5.25% and mature in 2024 through 2025. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment, and other property in which a security interest can be granted by the Bank to the FHLB.

As of September 30, 2024, the Bank had FRB BTFP borrowings of $1.3 billion, as compared to $200.0 million at December 31, 2023. The Bank's FRB BTFP borrowings have interest rates ranging from 4.76% to 4.93% and mature in January 2025. The Bank has pledged investment securities as collateral for these borrowings. The ability to take new advances under this program ended in March 2024.

Note 9 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	September 30, 2024
Commitments to extend credit	$10,221,247
Forward sales commitments	$90,597
Commitments to originate residential mortgage loans held for sale	$60,395
Standby letters of credit	$238,747

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, approximately $203.3 million of standby letters of credit expire within one year, and $35.4 million expire thereafter.

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

In September 2023, 34 related entities (the “iCap Entities”) that maintained their primary deposit accounts with the Bank filed jointly-administered Chapter 11 bankruptcies in the United States Bankruptcy Court for the Eastern District of Washington. The Bank was served with a request for production of account records and produced such records through counsel. Concurrently, in pleadings filed in the Bankruptcy Court for the Eastern District of Washington on behalf of investors who claimed losses of approximately $290.0 million, the Bank was identified as a party against which claims may be brought in connection with the iCap Entities’ alleged operation of Ponzi schemes prior to the bankruptcy proceedings described above. The potential claims against the Bank and the amount of any alleged damages have not been identified. To the extent suits or actions are commenced, the Bank intends to vigorously defend any and all claims.

In August 2020, a class action complaint was filed in the United States District Court (ND Cal) alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court (ND Cal) alleging claims by ten investors with different investments than the class members. The case filed in June 2023 was dismissed in July 2024 due to the plaintiffs' lack of standing. Plaintiffs in the District Court class action case allege damages resulting from the scheme of between $386.2 million and $429.8 million, which includes prejudgment interest and does not account for prior bankruptcy recoveries of approximately $110.0 million to date. The Superior Court case does not yet have a clear estimate of damages. Trial in the District Court class action case is anticipated to begin in February 2025. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. The Bank intends to defend these matters vigorously and believes that it has meritorious defenses.

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

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $2.4 million accrued related to legal matters as of September 30, 2024.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for both September 30, 2024 and December 31, 2023. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. As of both September 30, 2024 and December 31, 2023, the multifamily portfolio, including construction, represented approximately 19% of the total loan portfolio. The office portfolio represented approximately 8% of the total loan portfolio as of both September 30, 2024 and December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2024 and 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. As of September 30, 2024 and December 31, 2023, the Bank had commitments to originate mortgage loans held for sale totaling $60.4 million and $20.6 million, respectively, and forward sales commitments of $90.6 million and $39.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of September 30, 2024, the Bank had $166.0 million notional of interest rate futures contracts and $28.0 million of mortgage-backed securities related to this program. As of December 31, 2023, the Bank had $150.0 million notional of interest rate futures contracts and $36.0 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2024, the Bank had interest rate swap assets with a notional amount of $4.4 billion and interest rate swap liabilities with a notional amount of $4.5 billion related to this program. As of December 31, 2023, the Bank had interest rate swap assets and interest rate swap liabilities, both with a notional amount of $4.7 billion related to this program.

The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and is required to post collateral against its obligations under these agreements of $95.4 million and $88.3 million as of September 30, 2024 and December 31, 2023, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of September 30, 2024 and December 31, 2023, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $120.6 million and $166.3 million, respectively.

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

The Bank's derivative assets are included in other assets on the Condensed Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate lock commitments	$86	$—	$4	$137
Interest rate futures	—	3,745	1,570	—
Interest rate forward sales commitments	112	9	420	535
Interest rate swaps	87,809	33,874	207,894	260,064
Foreign currency derivatives	211	457	108	355
Total derivative assets and liabilities	$88,218	$38,085	$209,996	$261,091

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives, and the gains (losses) recorded during the periods indicated:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate lock commitments	$534	$(376)	$220	$(459)
Interest rate futures	5,098	(4,733)	(784)	(9,719)
Interest rate forward sales commitments	(1,699)	1,008	(1,186)	790
Interest rate swaps	(3,596)	5,700	(1,975)	3,445
Foreign currency derivatives	123	43	361	(36)
Total derivative gains (losses)	$460	$1,642	$(3,364)	$(5,979)
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

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets/Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
September 30, 2024
Derivative Assets
Interest rate swaps	$87,809	$—	$87,809	$12,907	$31,240	$43,662
Derivative Liabilities
Interest rate swaps	$207,894	$—	$207,894	$12,907	$4,870	$190,117

Note 11 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$146,182	$135,845	$390,406	$255,184

Weighted average number of common shares outstanding - basic	208,545	208,070	208,435	190,997
Effect of potentially dilutive common shares (1)	909	575	702	549
Weighted average number of common shares outstanding - diluted	209,454	208,645	209,137	191,546
Earnings per common share:
Basic	$0.70	$0.65	$1.87	$1.34
Diluted	$0.70	$0.65	$1.87	$1.33
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restricted stock awards and units	18	878	327	749

Note 12 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		September 30, 2024		December 31, 2023
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,111,022	$2,111,022	$2,162,534	$2,162,534
Equity and other investment securities	1,2	79,996	79,996	76,995	76,995
Investment securities available for sale	1,2	8,676,807	8,676,807	8,829,870	8,829,870
Investment securities held to maturity	3	2,159	2,795	2,300	3,025
Loans held for sale	2	66,639	66,639	30,715	30,715
Loans and leases, net	2,3	37,082,948	35,765,359	37,001,080	35,810,989
Restricted equity securities	1	116,274	116,274	179,274	179,274
Residential mortgage servicing rights	3	101,919	101,919	109,243	109,243
Bank-owned life insurance	1	691,160	691,160	680,948	680,948
Derivatives	2,3	88,218	88,218	38,085	38,085
Financial liabilities:
Demand, money market, and savings deposits	1	$35,780,479	$35,780,479	$35,379,451	$35,379,451
Time deposits	2	5,734,209	5,722,095	6,227,569	6,201,519
Securities sold under agreements to repurchase	2	183,833	183,833	252,119	252,119
Borrowings	2	3,650,000	3,653,863	3,950,000	3,950,037
Junior subordinated debentures, at fair value	3	311,896	311,896	316,440	316,440
Junior and other subordinated debentures, at amortized cost	3	107,725	98,395	107,895	97,695
Derivatives	2,3	209,996	209,996	261,091	261,091

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$64,118	$45,659	$18,459	$—
Equity securities held in rabbi trusts	15,878	15,878	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,496,257	368,141	1,128,116	—
Obligations of states and political subdivisions	1,061,590	—	1,061,590	—
Mortgage-backed securities and collateralized mortgage obligations	6,118,960	—	6,118,960	—
Loans held for sale, at fair value	66,639	—	66,639	—
Loans and leases, at fair value	179,617	—	179,617	—
Residential mortgage servicing rights, at fair value	101,919	—	—	101,919
Derivatives
Interest rate lock commitments	86	—	—	86
Interest rate forward sales commitments	112	—	112	—
Interest rate swaps	87,809	—	87,809	—
Foreign currency derivatives	211	—	211	—
Total assets measured at fair value	$9,193,196	$429,678	$8,661,513	$102,005
Financial liabilities:
Junior subordinated debentures, at fair value	$311,896	$—	$—	$311,896
Derivatives
Interest rate lock commitments	4	—	—	4
Interest rate futures	1,570	—	1,570	—
Interest rate forward sales commitments	420	—	420	—
Interest rate swaps	207,894	—	207,894	—
Foreign currency derivatives	108	—	108	—
Total liabilities measured at fair value	$521,892	$—	$209,992	$311,900

(in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63,298	$44,839	$18,459	$—
Equity securities held in rabbi trusts	13,697	13,697	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,478,392	373,664	1,104,728	—
Obligations of states and political subdivisions	1,072,105	—	1,072,105	—
Mortgage-backed securities and collateralized mortgage obligations	6,279,373	—	6,279,373	—
Loans held for sale, at fair value	30,715	—	30,715	—
Loans and leases, at fair value	275,140	—	275,140	—
Residential mortgage servicing rights, at fair value	109,243	—	—	109,243
Derivatives
Interest rate futures	3,745	—	3,745	—
Interest rate forward sales commitments	9	—	9	—
Interest rate swaps	33,874	—	33,874	—
Foreign currency derivatives	457	—	457	—
Total assets measured at fair value	$9,360,048	$432,200	$8,818,605	$109,243
Financial liabilities:
Junior subordinated debentures, at fair value	$316,440	$—	$—	$316,440
Derivatives
Interest rate lock commitments	137	—	—	137
Interest rate forward sales commitments	535	—	535	—
Interest rate swaps	260,064	—	260,064	—
Foreign currency derivatives	355	—	355	—
Total liabilities measured at fair value	$577,531	$—	$260,954	$316,577

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. This model is periodically validated by an independent model validation group. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect non-performance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
September 30, 2024
Assets:
Residential mortgage servicing rights	$101,919	Discounted cash flow	Constant prepayment rate	6.06% - 26.35%	7.24%
			Discount rate	9.62% - 16.13%	10.24%
Interest rate lock commitments, net	$82	Internal pricing model	Pull-through rate	66.28% - 100.00%	85.73%

Liabilities:
Junior subordinated debentures	$311,896	Discounted cash flow	Credit spread	2.35% - 4.84%	3.67%

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2023
Assets:
Residential mortgage servicing rights	$109,243	Discounted cash flow	Constant Prepayment Rate	6.07% - 28.17%	6.78%
			Discount Rate	9.50% - 16.05%	10.25%
Liabilities:
Interest rate lock commitments, net	$137	Internal pricing model	Pull-through rate	67.33% - 100.00%	85.53%
Junior subordinated debentures	$316,440	Discounted cash flow	Credit Spread	2.25% - 4.66%	3.39%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$110,039	$(452)	$(310,187)	$172,929	$(51)	$(312,872)
Change included in earnings	(9,667)	142	(7,588)	507	(122)	(7,603)
Change in fair values included in comprehensive income/loss	—	—	(2,061)	—	—	(19,677)
Purchases and issuances	1,547	297	—	1,658	(685)	—
Sales and settlements	—	95	7,940	(57,454)	431	8,607
Ending balance	$101,919	$82	$(311,896)	$117,640	$(427)	$(331,545)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(6,540)	$82	$(7,588)	$5,308	$(427)	$(7,603)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(2,061)	$—	$—	$(19,677)

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$109,243	$(137)	$(316,440)	$185,017	$32	$(323,639)
Change included in earnings	(11,648)	56	(22,719)	(14,350)	(288)	(21,331)
Change in fair values included in comprehensive income/loss	—	—	4,008	—	—	(8,503)
Purchases and issuances	4,324	(894)	—	4,427	(663)	—
Sales and settlements	—	1,057	23,255	(57,454)	492	21,928
Ending balance	$101,919	$82	$(311,896)	$117,640	$(427)	$(331,545)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(2,185)	$82	$(22,719)	$129	$(427)	$(21,331)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$4,008	$—	$—	$(8,503)

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized losses on fair value of junior subordinated debentures of $2.1 million for the three months ended September 30, 2024 and unrealized gains of $4.0 million for the nine months ended September 30, 2024, were recorded net of tax as other comprehensive losses of $1.5 million and other comprehensive gains of $3.0 million, respectively. Comparatively, unrealized losses of $19.7 million and $8.5 million were recorded net of tax as other comprehensive losses of $14.6 million and $6.3 million for the three and nine months ended September 30, 2023, respectively. The change recorded for the three months ended September 30, 2024 was driven by movements in the spot curve and forward rates. The change recorded for the nine months ended September 30, 2024 was mainly due to increases in credit spreads, partially offset by modest changes in the swap rates.

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment, typically on collateral-dependent loans. The following tables present information about the Company's assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value was recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$18,636	$—	$—	$18,636
Total assets measured at fair value on a nonrecurring basis	$18,636	$—	$—	$18,636

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$5,036	$—	$—	$5,036
Total assets measured at fair value on a nonrecurring basis	$5,036	$—	$—	$5,036

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loans and leases	$24,692	$25,729	$83,570	$74,010
Total losses from nonrecurring measurements	$24,692	$25,729	$83,570	$74,010

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	September 30, 2024			December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$66,639	$64,548	$2,091	$30,715	$29,629	$1,086
Loans	$179,617	$204,378	$(24,761)	$275,140	$320,397	$(45,257)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2024, the Company recorded net increases in fair value of $690,000 and $1.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded net decreases in fair value of $597,000 and $1.1 million, respectively.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2024, the Company recorded a net increase in fair value of $9.4 million and a net decrease in fair value of $3.1 million, respectively, as compared to net decreases in fair value of $19.2 million and $16.7 million for the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2024, the Company had a net deferred tax asset of $286.4 million, which includes $1.9 million of federal and state NOL carry-forwards, expiring in tax years 2030-2032.

The Company recorded income tax expense of $136.0 million and $88.9 million for the nine months ended September 30, 2024 and 2023, respectively, representing an effective tax rate of 25.8% in both periods. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

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

The Company records the investments in affordable housing partnerships of $215.2 million and $210.9 million as of September 30, 2024 and December 31, 2023, respectively, as a component of other assets on the Condensed Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $94.3 million and $114.1 million as of September 30, 2024 and December 31, 2023, respectively, which are recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Income.

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
•the possibility that the anticipated benefits of the Merger are not realized when expected, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we do business;
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

Executive Overview

The following is a discussion of our results for the three and nine months ended September 30, 2024, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.70 for the three months ended September 30, 2024, as compared to $0.57 for the three months ended June 30, 2024. The increase for the three months ended September 30, 2024, as compared to the prior period, was primarily driven by an increase in non-interest income due to quarterly fluctuations in fair value adjustments and MSR hedging activity and a favorable change in non-interest expense due to the prior quarter including $12.0 million in restructuring expenses. Net interest income increased due to higher income earned on loans.

•Net interest margin, on a tax-equivalent basis, was 3.56% for the three months ended September 30, 2024, unchanged from the three months ended June 30, 2024. A favorable balance sheet funding mix shift into lower-cost deposits and a slight increase in loan yields offset a lower yield on securities, contributing to margin stability between periods.

•Non-interest income was $66.2 million for the three months ended September 30, 2024, as compared to $44.7 million for the three months ended June 30, 2024. The increase was driven by fluctuations in fair value adjustments and MSR hedging activity due to rate changes, which collectively resulted in a net fair value gain of $6.6 million in the third quarter compared to a net fair value loss of $9.7 million in the second quarter.

•Non-interest expense was $271.4 million for the three months ended September 30, 2024, as compared to $279.2 million for the three months ended June 30, 2024. The decrease is mainly due to a decrease in restructuring expenses, partially offset by an increase in salaries and employee benefits, as prior quarter's expense was reduced by a $7.7 million reversal of a compensation-related accrual. Due to staff reductions that took place in the second quarter, salaries and wages were down by $5.7 million in the third quarter related to the enterprise-wide evaluation of our operations, which resulted in consolidated positions and simplified reporting and organizational structures, which partially offset the impact of the second quarter's accrual reversal that did not repeat in the current quarter.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.87 for the nine months ended September 30, 2024, as compared to $1.33 for the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024, as compared to the prior year period, was primarily driven by a decrease in the provision for credit losses, due to the initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. Non-interest expense also decreased, primarily due to lower expenses related to the Merger. These favorable changes were partially offset by a decrease in net interest income due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets.

•Net interest margin, on a tax-equivalent basis, was 3.55% for the nine months ended September 30, 2024, as compared to 3.96% for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 compared to the prior year period was due to higher funding costs that reflect deposit repricing and a shift in product mix. Net interest income decreased $58.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets and higher average balances due to the Merger.

•Non-interest income was $161.2 million for the nine months ended September 30, 2024, as compared to $138.4 million for the nine months ended September 30, 2023. The increase was partially due to fluctuations in fair value adjustments and MSR hedging activity, which collectively resulted in a favorable change due to a net fair value loss of $7.0 million for the nine months ended September 30, 2024, compared to a net fair value loss of $23.2 million for the nine months ended September 30, 2023. In addition, there were increases in most categories, largely due to the impact of nine months as a combined company compared to only seven months as a combined company for the prior year period, as well as increasing fee-generating product traction with our customer base.

•Non-interest expense was $838.1 million for the nine months ended September 30, 2024, as compared to $975.5 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 reflects a decrease in merger and restructuring expenses of $143.0 million and a decrease in salaries and employee benefits, partially offset by an increase in amortization of intangible assets added in connection with the Merger, largely due to the impact of nine months as a combined company in the current period, compared to only seven months as a combined company for the prior year period.

Comparison of current period end to prior year end

•Total loans and leases were $37.5 billion as of September 30, 2024, an increase of $61.1 million, as compared to December 31, 2023. The increase in total loans and leases was primarily in the commercial real estate and commercial loan balances, partially offset by a decrease in residential balances. The increase was driven by commercial line utilization and new originations, partially offset by loan payoffs. Balances were also impacted by a decline in transactional real estate loans, which trended lower as we organically remix the portfolio into relationship-driven commercial loans.

•Total deposits were $41.5 billion as of September 30, 2024, a decrease of $92.3 million, as compared to December 31, 2023. The decrease was due to a reduction in brokered deposits, partially offset by customer deposit growth, largely in commercial customer balances, driven by focused campaigns run by our branch network.

•Total consolidated assets were $51.9 billion as of September 30, 2024, compared to $52.2 billion as of December 31, 2023.

Credit Quality

•Non-performing assets increased to $167.6 million, or 0.32% of total assets, as of September 30, 2024, compared to $113.9 million, or 0.22% of total assets, as of December 31, 2023. Non-performing loans and leases were $165.2 million, or 0.44% of total loans and leases, as of September 30, 2024, compared to $112.9 million, or 0.30% of total loans and leases, as of December 31, 2023. As of September 30, 2024, non-performing loans included $65.8 million in government guarantees.

•The allowance for credit losses was $438.3 million as of September 30, 2024, a decrease of $25.8 million compared to December 31, 2023. The decrease in the allowance for credit losses was due to changes in the economic assumptions used in credit models and a recalibration in the first quarter of 2024 of our CECL calculation for non-homogeneous commercial loans and leases and residential development loans.

•The Company had a provision for credit losses of $28.8 million and $77.7 million for the three and nine months ended September 30, 2024, respectively. This compares to a provision for credit losses of $31.8 million for the three months ended June 30, 2024 and $158.3 million for the nine months ended September 30, 2023. The decrease for the three months ended September 30, 2024 compared to the prior quarter was mainly due to credit migration trends and changes in the economic forecasts used in credit models. The nine months ended September 30, 2023 included an $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger. This initial provision, as well as changes in the economic assumptions used in credit models and a recalibration of our CECL calculation in the first quarter of 2024, contributed to the change when compared to the same period in the current year.

Liquidity

•Total cash and cash equivalents were $2.1 billion as of September 30, 2024, a decrease of $51.5 million from December 31, 2023. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage the balance sheet by decreasing debt and non-deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $19.4 billion as of September 30, 2024, representing 37% of total assets, 47% of total deposits, and 138% of estimated uninsured deposits.

Capital

•The Company's total risk-based capital ratio was 12.5% and its common equity tier 1 ("CET1") capital ratio was 10.3% as of September 30, 2024. As of December 31, 2023, the Company's total risk-based capital ratio was 11.9% and its CET1 capital ratio was 9.6%.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on September 9, 2024.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimates for ACL, business combinations, and goodwill are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the nine months ended September 30, 2024.

Results of Operations

Columbia's financial results for any periods ended prior to February 28, 2023, the Merger Date, reflect UHC results only on a standalone basis. Accordingly, Columbia's reported financial results for the first quarter of 2023 reflect only UHC financial results through the closing of the Merger. As a result of these two factors, Columbia's financial results for the nine months ended September 30, 2023 may not be directly comparable to prior or future reported periods.

Comparison of current quarter to prior quarter

The Company had net income of $146.2 million for the three months ended September 30, 2024, compared to net income of $120.1 million for the three months ended June 30, 2024. The increase in net income was mainly attributable to increases in non-interest income and net interest income as well as decreases in non-interest expense and provision for credit losses, partially offset by an increase in provision for income taxes. The increase of $21.5 million in non-interest income was primarily driven by quarterly fluctuations in fair value adjustments and MSR hedging activity driven by changes in interest rates. The increase of $2.8 million in net interest income reflects higher income earned on loans, which occurred despite a reduction in purchase accounting accretion income, and relatively stable funding costs prior to the late-quarter decline in the federal funds rate. The decrease of $7.9 million in non-interest expense was mainly due to a decrease in merger and restructuring expense driven by $12.0 million in restructuring expenses during the three months ended June 30, 2024. The restructuring expense was due to an enterprise-wide evaluation of our operations during the first quarter of 2024, which resulted in consolidated positions and simplified reporting and organizational structures, with changes carried out primarily in the second quarter. The decrease of $3.1 million in provision for credit losses reflects credit migration trends and changes in the economic forecasts used in credit models.

Comparison of current year-to-date to prior year period

For the nine months ended September 30, 2024, the Company had net income of $390.4 million, compared to net income of $255.2 million for the same period in the prior year. The increase in net income was mainly attributable to decreases in non-interest expense and provision for credit losses, partially offset by a decrease in net interest income. The $137.4 million decrease in non-interest expense was primarily due to a decrease in merger and restructuring expenses, as the bulk of the merger expenses associated with the Merger were recognized in 2023. The decrease of $80.6 million in provision for credit losses was impacted by the initial provision of $88.4 million for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. The decrease of $58.5 million in net interest income was due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets and a larger average balance sheet for the nine months ended September 30, 2024. The Company paid off $250.0 million in BTFP borrowings during the third quarter to continue to rebalance our funding sources in support of our liquidity management program and lower the cost of liabilities. During the first quarter of 2024, the Company conducted an enterprise-wide evaluation of our operations, which resulted in consolidated positions and simplified reporting and organizational structures. As of September 30, 2024, the Company realized $82 million in annualized cost savings, or $70 million net of planned reinvestment associated with recent operational initiatives, which support our expectations for an annualized Q4 2024 core expense run rate of $965 million to $985 million. The expected core expense run rate excludes CDI amortization, merger and restructuring expense, exit and disposal costs, and the FDIC special assessment.

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

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Return on average assets	1.12%	0.93%	1.00%	0.70%
Return on average common shareholders' equity	11.36%	9.85%	10.42%	7.77%
Return on average tangible common shareholders' equity	16.34%	14.55%	15.27%	11.21%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$5,118,592	$4,908,239	$5,004,653	$4,389,549
Less: average goodwill and other intangible assets, net	1,559,696	1,588,239	1,588,916	1,345,833
Average tangible common shareholders' equity	$3,558,896	$3,320,000	$3,415,737	$3,043,716

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Total shareholders' equity	$5,273,828	$4,995,034
Subtract:
Goodwill	1,029,234	1,029,234
Other intangible assets, net	513,303	603,679
Tangible common shareholders' equity	$3,731,291	$3,362,121
Total assets	$51,908,599	$52,173,596
Subtract:
Goodwill	1,029,234	1,029,234
Other intangible assets, net	513,303	603,679
Tangible assets	$50,366,062	$50,540,683
Total shareholders' equity to total assets ratio	10.16%	9.57%
Tangible common equity to tangible assets ratio	7.41%	6.65%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended September 30, 2024 was $430.2 million, an increase of $2.8 million compared to the three months ended June 30, 2024. The increase was driven by a $3.4 million increase in interest income, largely driven by higher income earned on loans due to higher average rates, which occurred despite a reduction in accretion income, and relatively stable funding costs prior to the reduction in the federal funds rate that occurred in the latter part of September.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.56% for the three months ended September 30, 2024, unchanged from the three months ended June 30, 2024. A favorable balance sheet funding mix shift into lower-cost deposits and a slight increase in loan yields offset lower yields on securities and contributed to margin stability between periods. The yield on loans and leases for the three months ended September 30, 2024 was 6.22%, an increase of 2 basis points compared to the three months ended June 30, 2024.

The cost of interest-bearing liabilities for the three months ended September 30, 2024 was 3.29%, a decrease of 2 basis points compared to the three months ended June 30, 2024. Anticipated seasonal deposit inflows and focused campaigns run by our branch network contributed to customer balance growth during the third quarter.

Comparison of current year-to-date to prior year period

Net interest income for the nine months ended September 30, 2024 was $1.3 billion, a decrease of $58.5 million compared to the nine months ended September 30, 2023. The decrease was due to higher rates on interest-bearing liabilities, partially offset by higher average yields on interest-earning assets and a larger average balance sheet for the nine months ended September 30, 2024 compared to the prior year period, as a result of the Merger.

The net interest margin on a fully tax-equivalent basis was 3.55% for the nine months ended September 30, 2024, as compared to 3.96% for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 compared to the prior year period was due to higher funding costs that reflect deposit repricing and a shift in product mix.

The yield on loans and leases for the nine months ended September 30, 2024 and September 30, 2023 was 6.18% and 5.88%, respectively, an increase of 30 basis points, primarily attributable to the rising interest rate environment and purchase accounting accretion and amortization related to the Merger.

The cost of interest-bearing liabilities was 3.28% for the nine months ended September 30, 2024, compared to 2.38% for the nine months ended September 30, 2023, an increase of 90 basis points, due to a higher mix of higher-cost time deposits and term borrowing balances, as well as rising interest rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The Federal Reserve lowered the target range for the federal funds rate by 0.50% in September 2024 and is expected to continue rate cuts into 2025 and 2026. However, between March 2022 and July 2023, the Federal Reserve raised the target range for the federal funds rate by 5.25%. During that period, our net interest margin expanded as our asset sensitive balance sheet became increasingly profitable due to active rate increases by the Federal Reserve and the lagged impact to deposit pricing. After the Federal Reserve ceased increasing the federal funds rate, we experienced an increase in our funding costs that outpaced the increase in our earning asset yields, as our deposits continued to reprice higher and our funding base experienced a shift toward higher-cost sources, as Federal Reserve actions reduced available liquidity within the banking industry. As a result, our net interest margin contracted during the latter half of 2023 due to the impact of higher funding costs and minimal change to the average yield on earning assets. Our net interest margin began to stabilize in the 3.5% to 3.6% range beginning in February 2024 following a comprehensive review related to how we evaluate and approve deposit pricing. Further, the impact of balance sheet composition changes and the higher interest rate environment shifted the interest rate sensitivity position of the balance sheet to a liability sensitive position as of September 30, 2024 from an asset sensitive position at the onset of the rising rate environment.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	September 30, 2024			June 30, 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$67,764	$1,122	6.62%	$101,516	$1,628	6.42%
Loans and leases (1)	37,543,561	587,481	6.22%	37,663,396	582,246	6.20%
Taxable securities	7,943,391	78,755	3.97%	7,839,202	81,723	4.17%
Non-taxable securities (2)	828,362	7,821	3.78%	825,030	7,889	3.82%
Temporary investments and interest-bearing cash	1,802,396	24,683	5.45%	1,688,602	23,035	5.49%
Total interest-earning assets (1), (2)	48,185,474	$699,862	5.78%	48,117,746	$696,521	5.80%
Goodwill and other intangible assets	1,559,696			1,588,239
Other assets	2,263,847			2,275,570
Total assets	$52,009,017			$51,981,555
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,312,685	$57,237	2.74%	$8,147,516	$53,890	2.66%
Money market deposits	11,085,499	77,948	2.80%	10,849,259	76,466	2.83%
Savings deposits	2,480,170	1,085	0.17%	2,555,458	929	0.15%
Time deposits	6,140,692	71,757	4.65%	6,488,923	76,022	4.71%
Total interest-bearing deposits	28,019,046	208,027	2.95%	28,041,156	207,307	2.97%
Repurchase agreements and federal funds purchased	194,805	1,121	2.29%	224,973	1,515	2.71%
Borrowings	3,873,913	49,636	5.10%	3,900,000	49,418	5.10%
Junior and other subordinated debentures	417,393	9,894	9.43%	417,329	9,847	9.49%
Total interest-bearing liabilities	32,505,157	$268,678	3.29%	32,583,458	$268,087	3.31%
Non-interest-bearing deposits	13,500,235			13,526,483
Other liabilities	885,033			963,375
Total liabilities	46,890,425			47,073,316
Common equity	5,118,592			4,908,239
Total liabilities and shareholders' equity	$52,009,017			$51,981,555
NET INTEREST INCOME (2)		$431,184			$428,434
NET INTEREST SPREAD (2)			2.49%			2.49%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.56%			3.56%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $966,000 for the three months ended September 30, 2024, as compared to approximately $985,000 for the three months ended June 30, 2024.

	Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$66,614	$3,275	6.56%	$100,753	$3,222	4.26%
Loans and leases (1)	37,601,142	1,744,246	6.18%	34,765,319	1,532,652	5.88%
Taxable securities	7,954,491	239,202	4.01%	7,336,862	207,072	3.76%
Non-taxable securities (2)	834,887	23,596	3.77%	717,064	20,163	3.75%
Temporary investments and interest-bearing cash	1,737,501	71,271	5.48%	2,283,461	87,604	5.13%
Total interest-earning assets (1), (2)	48,194,635	$2,081,590	5.76%	45,203,459	$1,850,713	5.46%
Goodwill and other intangible assets	1,588,916			1,345,833
Other assets	2,241,239			2,159,775
Total assets	$52,024,790			$48,709,067
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,165,718	$162,505	2.66%	$5,829,737	$52,301	1.20%
Money market deposits	10,849,807	226,911	2.79%	9,857,001	123,980	1.68%
Savings deposits	2,574,318	2,729	0.14%	3,032,653	2,686	0.12%
Time deposits	6,344,727	221,624	4.67%	4,371,643	112,028	3.43%
Total interest-bearing deposits	27,934,570	613,769	2.93%	23,091,034	290,995	1.68%
Repurchase agreements and federal funds purchased	217,067	3,902	2.40%	277,896	2,697	1.30%
Borrowings	3,898,175	150,329	5.15%	4,726,335	186,848	5.29%
Junior and other subordinated debentures	419,409	29,628	9.44%	414,855	27,605	8.90%
Total interest-bearing liabilities	32,469,221	$797,628	3.28%	28,510,120	$508,145	2.38%
Non-interest-bearing deposits	13,622,319			14,937,028
Other liabilities	928,597			872,370
Total liabilities	47,020,137			44,319,518
Common equity	5,004,653			4,389,549
Total liabilities and shareholders' equity	$52,024,790			$48,709,067
NET INTEREST INCOME (2)		$1,283,962			$1,342,568
NET INTEREST SPREAD (2)			2.48%			3.08%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.55%			3.96%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.9 million for the nine months ended September 30, 2024, as compared to approximately $3.0 million for the same period in 2023.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Nine Months Ended
	September 30, 2024 compared to June 30, 2024			September 30, 2024 compared to September 30, 2023
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(557)	$51	$(506)	$(1,315)	$1,368	$53
Loans and leases	799	4,436	5,235	129,935	81,659	211,594
Taxable securities	1,072	(4,040)	(2,968)	18,079	14,051	32,130
Non-taxable securities (1)	32	(100)	(68)	3,329	104	3,433
Temporary investments and interest-bearing cash	1,785	(137)	1,648	(22,006)	5,673	(16,333)
Total interest-earning assets (1)	3,131	210	3,341	128,022	102,855	230,877
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	1,357	1,990	3,347	27,310	82,894	110,204
Money market deposits	2,180	(698)	1,482	13,607	89,324	102,931
Savings deposits	(26)	182	156	(440)	483	43
Time deposits	(3,412)	(853)	(4,265)	60,830	48,766	109,596
Repurchase agreements and federal funds purchased	(202)	(192)	(394)	(409)	1,614	1,205
Borrowings	193	25	218	(31,893)	(4,626)	(36,519)
Junior and other subordinated debentures	5	42	47	310	1,713	2,023
Total interest-bearing liabilities	95	496	591	69,315	220,168	289,483
Net (decrease) increase in net interest income (1)	$3,036	$(286)	$2,750	$58,707	$(117,313)	$(58,606)
(1) Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $28.8 million provision for credit losses for the three months ended September 30, 2024, as compared to a $31.8 million provision for the three months ended June 30, 2024. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended September 30, 2024 was 0.30%, as compared to 0.34% for the three months ended June 30, 2024. The change in provision for credit losses reflects credit migration trends and changes in the economic forecasts used in credit models.

For the three months ended September 30, 2024, net charge-offs were $29.1 million, as compared to $30.4 million for the three months ended June 30, 2024. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended September 30, 2024 were 0.31%, as compared to 0.32% for the three months ended June 30, 2024. Net charge-offs in the FinPac portfolio were $20.0 million for the three months ended September 30, 2024, a $4.7 million decrease from the three months ended June 30, 2024, which is reflective of lower delinquencies in the transportation sector of the portfolio, which resulted in lower charge-off activity.

Comparison of current year-to-date to prior year period

The Company had a $77.7 million provision for credit losses for the nine months ended September 30, 2024, as compared to $158.3 million for the nine months ended September 30, 2023. The decrease was primarily driven by the $88.4 million initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the nine months ended September 30, 2024 was 0.28%, as compared to 0.61% for the nine months ended September 30, 2023. During the first quarter of 2024, we recalibrated the commercial CECL model to be more reflective of the post-Merger loan portfolio after a full year operating as a combined organization. We believe the recalibrated model is more reflective of the quality of our underwriting and borrower profiles.

For the nine months ended September 30, 2024, net charge-offs were $103.6 million, as compared to $67.9 million for the nine months ended September 30, 2023. As an annualized percentage of average outstanding loans and leases, net charge-offs for the nine months ended September 30, 2024 were 0.37%, as compared to 0.26% for the nine months ended September 30, 2023. Net charge-offs in the FinPac portfolio were $68.5 million for the nine months ended September 30, 2024, as compared to $64.1 million for the nine months ended September 30, 2023. Net charge-offs were $35.1 million for the Bank for the nine months ended September 30, 2024.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $23.3 million as of September 30, 2024 have a related allowance for credit losses of $19.6 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	Change Amount	Change Percent	September 30, 2024	September 30, 2023	Change Amount	Change Percent
Service charges on deposits	$18,549	$18,503	$46	—%	$53,116	$48,176	$4,940	10%
Card-based fees	14,591	14,681	(90)	(1)%	42,455	40,670	1,785	4%
Financial services and trust revenue	5,083	5,396	(313)	(6)%	14,943	10,460	4,483	43%
Residential mortgage banking revenue, net	6,668	5,848	820	14%	17,150	12,577	4,573	36%
Gain (loss) on sale of debt securities, net	3	(1)	4	nm	14	4	10	250%
Gain (loss) on equity securities, net	2,272	325	1,947	nm	1,032	(336)	1,368	nm
Gain (loss) on loan and lease sales, net	161	(1,516)	1,677	nm	(1,134)	3,253	(4,387)	(135)%
Bank-owned life insurance income	4,674	4,705	(31)	(1)%	14,018	11,293	2,725	24%
Other income (loss)	14,158	(3,238)	17,396	nm	19,625	12,297	7,328	60%
Total non-interest income	$66,159	$44,703	$21,456	48%	$161,219	$138,394	$22,825	16%
nm = Not meaningful

Comparison of current quarter to prior quarter

Other income for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, increased primarily due to interest rate fluctuations resulting in the current quarter including a gain on the fair value of certain loans held for investment of $9.4 million, as compared to loss of $10.1 million for the prior quarter. These fair value adjustments are inversely influenced by the change in longer-term interest rates.

Comparison of current year-to-date to prior year period

Other income for the nine months ended September 30, 2024 increased, as compared to the nine months ended September 30, 2023, primarily due to interest rate fluctuations resulting in a loss on the fair value of certain loans held for investment of $3.1 million in the current period as compared to a loss of $16.7 million in the prior year period. Further, our business growth strategy incorporates a collaborative team approach to deliver needs-based solutions to our customers, which deepens relationships and provides growth in sustainable fee income to the Bank. Trends in the current period as compared to the prior year period reflect a growing contribution from treasury management and card fees, financial services and trust revenue, and international banking fees. The increase was partially offset by the impact of rate fluctuations on swap derivatives with a loss in the current period compared to a gain in the prior year period, resulting in an unfavorable change of $5.4 million.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	Change Amount	Change Percent	September 30, 2024	September 30, 2023	Change Amount	Change Percent
Salaries and employee benefits	$147,268	$145,066	$2,202	2%	$446,872	$458,531	$(11,659)	(3)%
Occupancy and equipment, net	45,056	45,147	(91)	—%	135,494	135,320	174	—%
Communications	3,322	3,408	(86)	(3)%	10,512	11,972	(1,460)	(12)%
Marketing	3,078	2,305	773	34%	7,319	5,882	1,437	24%
Services	15,013	14,600	413	3%	43,035	41,278	1,757	4%
FDIC assessments	9,332	9,664	(332)	(3)%	33,456	28,892	4,564	16%
Intangible amortization	29,055	29,230	(175)	(1)%	90,376	78,092	12,284	16%
Merger and restructuring expense	2,364	14,641	(12,277)	(84)%	21,483	164,485	(143,002)	(87)%
Other expenses	16,870	15,183	1,687	11%	49,571	51,072	(1,501)	(3)%
Total non-interest expense	$271,358	$279,244	$(7,886)	(3)%	$838,118	$975,524	$(137,406)	(14)%

Comparison of current quarter to prior quarter

Salaries and employee benefits increased during the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, due primarily to the prior period including a $7.7 million reversal of a compensation-related accrual, which did not repeat in the current period, partially offset by a decrease in the current quarter related to salaries and wages largely due to staff reductions that occurred predominantly over the second quarter.
Merger and restructuring expense decreased during the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, mainly due to the prior quarter including restructuring expense of $12.0 million, which was primarily severance payments. During the first quarter of 2024, the Company conducted a comprehensive evaluation of our operations, resulting in streamlined roles, simplified reporting, and organizational structures. These actions contributed to expense reductions.

Comparison of current year-to-date to prior year period
Salaries and employee benefits decreased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to reduction in employees related to the merger synergies realized in 2023 and the additional operational efficiency related activities in 2024, partially offset by the current year including nine months as a combined company, compared to only seven months during the nine months ended September 30, 2023.
Intangible amortization increased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the current year including nine months of amortization associated with the core deposit intangible asset added as a result of the Merger, compared to only seven months of amortization during the nine months ended September 30, 2023.

Merger and restructuring expense decreased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, with the largest drivers of the decrease being lower legal and professional fees and premises and equipment expense related to the Merger. Columbia closed the Merger and completed the core systems conversion during the first quarter of 2023. The decrease in Merger expenses was partially offset by $12.0 million in restructuring expenses during the nine months ended September 30, 2024.

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2024 was 25.5%, as compared to 25.4% for the three months ended June 30, 2024, and 25.8% for both the nine months ended September 30, 2024 and 2023. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible FDIC assessments, and income on tax-exempt investment securities.

FINANCIAL CONDITION

Investment Securities

Investment debt securities available for sale were $8.7 billion as of September 30, 2024, compared to $8.8 billion as of December 31, 2023. The decrease was primarily due to paydowns, calls, and maturities of $385.4 million, partially offset by an increase of $139.5 million in fair value of investment securities available for sale, due to lower rates during the period.

The following tables present the par value, amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	September 30, 2024
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,531,374	$1,539,618	$10,419	$(53,780)	$1,496,257	17%
Obligations of states and political subdivisions	1,121,212	1,060,879	19,241	(18,530)	1,061,590	12%
Mortgage-backed securities and collateralized mortgage obligations	6,780,621	6,369,692	77,236	(327,968)	6,118,960	71%
Total available for sale securities	$9,433,207	$8,970,189	$106,896	$(400,278)	$8,676,807	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,289	$2,159	$636	$—	$2,795	100%
Total held to maturity securities	$3,289	$2,159	$636	$—	$2,795	100%

	December 31, 2023
(dollars in thousands)	Current Par	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,546,374	$1,551,074	$6,192	$(78,874)	$1,478,392	17%
Obligations of states and political subdivisions	1,135,345	1,073,264	20,451	(21,610)	1,072,105	12%
Mortgage-backed securities and collateralized mortgage obligations	7,103,633	6,638,439	28,558	(387,624)	6,279,373	71%
Total available for sale securities	$9,785,352	$9,262,777	$55,201	$(488,108)	$8,829,870	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,564	$2,300	$725	$—	$3,025	100%
Total held to maturity securities	$3,564	$2,300	$725	$—	$3,025	100%

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

As of September 30, 2024, the available for sale investment portfolio had gross unrealized losses of $400.3 million. Unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $328.0 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of September 30, 2024.

Loans and Leases

Total loans and leases outstanding as of September 30, 2024 were $37.5 billion, an increase of $61.1 million as compared to December 31, 2023. The increase was primarily attributable to organic loan growth of $296.5 million, partially offset by charge-offs of $120.9 million and loan sales of $115.0 million. The loan to deposit ratio was 90% as of both September 30, 2024 and December 31, 2023.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of the dates presented:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,391,806	17%	$6,482,940	17%
Owner occupied term, net	5,210,485	14%	5,195,605	14%
Multifamily, net	5,779,737	15%	5,704,734	15%
Construction & development, net	1,988,923	5%	1,747,302	5%
Residential development, net	244,579	1%	323,899	1%
Commercial
Term, net	5,429,209	15%	5,536,765	15%
Lines of credit & other, net	2,640,669	7%	2,430,127	6%
Leases & equipment finance, net	1,670,427	4%	1,729,512	5%
Residential
Mortgage, net	5,944,734	16%	6,157,166	16%
Home equity loans & lines, net	2,017,336	5%	1,938,166	5%
Consumer & other, net	185,097	1%	195,735	1%
Total, net of deferred fees and costs	$37,503,002	100%	$37,441,951	100%

Commercial Real Estate and Commercial Loans

Commercial real estate and commercial loans are the largest classifications within earning assets, representing 41% and 20%, respectively, of average earning assets for both the three and nine months ended September 30, 2024 and 40% and 20%, respectively, as of December 31, 2023. The increase in commercial real estate and commercial loan balances between September 30, 2024 and December 31, 2023 was driven by commercial line utilization and new originations, partially offset by loan payoffs.

Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. Non-performing loans during the quarter include $65.8 million in government guarantees on the commercial real estate, commercial, and residential portfolios, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The commercial real estate portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale commercial real estate properties. We seek to mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement.

As of September 30, 2024, commercial real estate loans held in our loan portfolio were $19.6 billion, an increase of $161.1 million compared to December 31, 2023. Commercial real estate concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic, and business diversity, primarily in our footprint.

Loans secured by office properties represented approximately 8% of our total loan portfolio at both September 30, 2024 and December 31, 2023, comprised of 57% non-owner occupied, 40% owner occupied, and 3% construction loans at September 30, 2024, compared to 57% non-owner occupied, 39% owner occupied, and 4% construction loans at December 31, 2023. Excluding floating rate loans, which have already repriced to prevailing rates, only 5% of our office portfolio reprices through 2025. Office properties located in suburban markets secure the majority of our office portfolio as only 6% of non-owner occupied loans are located in downtown core business districts.

Loans secured by multifamily properties, including construction, represented approximately 19% of the total loan portfolio as of both September 30, 2024 and December 31, 2023. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

The following table provides detail on commercial real estate loans by property type:

	September 30, 2024			December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	% of Total CRE	Outstanding	Non-accrual (1)	% of Total CRE
Commercial real estate loans by property type:
Multifamily	$7,256,629	$—	—%	$6,978,498	$—	—%
Office	2,931,236	11,398	0.06%	2,980,240	13,335	0.07%
Industrial	2,927,166	4,981	0.03%	2,812,295	2,053	0.01%
Retail	2,036,838	746	—%	2,083,960	3,715	0.02%
Special Purpose	1,334,986	13,341	0.07%	1,348,343	4,566	0.03%
Hotel/Motel	736,209	1,068	0.01%	755,132	2,622	0.01%
Other	2,392,466	5,798	0.03%	2,496,012	2,398	0.01%
Total commercial real estate loans	$19,615,530	$37,332	0.19%	$19,454,480	$28,689	0.15%
(1) Commercial real estate non-accrual loans are inclusive of government guarantees of $12.1 million and $7.7 million as of September 30, 2024 and December 31, 2023, respectively.

The following table provides detail on the geographic distribution of our commercial real estate portfolio as of September 30, 2024:

(in thousands)	Amount	Percent of total
Southern California	$3,796,424	19%
Puget Sound	3,802,615	19%
Oregon Other	2,880,302	15%
Portland Metro	2,679,159	14%
Northern California (excluding the Bay Area)	1,979,434	10%
Bay Area	1,422,312	7%
Washington Other	1,279,564	7%
Other	1,775,720	9%
Total commercial real estate loans	$19,615,530	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of September 30, 2024, commercial loans held in our loan portfolio were $9.7 billion, an increase of $43.9 million compared to December 31, 2023, which is mainly attributable to credit line utilization during the period.

The leases and equipment finance portfolio represents approximately 17% of the commercial portfolio and 4% of the total loan portfolio as of September 30, 2024, as compared to 18% of the commercial portfolio and 5% of the total loan portfolio as of December 31, 2023. The leasing portfolio has non-performing leases and charge-offs centered in the trucking and transportation portion of the portfolio. Net charge-offs in the FinPac lease portfolio were $20.0 million for the three months ended September 30, 2024, as compared to $24.7 million for the three months ended June 30, 2024, and net charge-offs were up $2.7 million in the remaining commercial portfolio from the prior quarter. Lower delinquencies in the transportation sector of the portfolio resulted in lower charge-off activity for the quarter. Delinquencies and non-accrual loan movements in the transportation and trucking portfolio over the year were anticipated and a slow recovery is in process for this portfolio.

The following table provides detail on commercial loans and leases by industry type:

	September 30, 2024			December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	% of Total Commercial	Outstanding	Non-accrual (1)	% of Total Commercial
Commercial loans and leases by industry type:
Agriculture	$901,737	$7,327	0.08%	$829,555	$2,167	0.02%
Contractors	748,949	6,068	0.06%	733,531	6,143	0.06%
Dentist	690,142	25	—%	715,348	886	0.01%
Finance/Insurance	744,511	—	—%	754,115	3	—%
Gaming	547,959	—	—%	532,698	—	—%
Healthcare	431,704	1,938	0.02%	312,788	2,062	0.02%
Manufacturing	698,895	2,847	0.03%	736,298	2,636	0.03%
Professional	371,783	3,278	0.03%	445,455	3,113	0.03%
Public Admin	618,110	84	—%	649,895	7	—%
Rental and Leasing	612,671	39	—%	692,101	165	—%
Retail	259,853	13,772	0.14%	225,223	1,276	0.01%
Support Services	462,940	1,768	0.02%	411,565	1,047	0.01%
Transportation/Warehousing	774,595	15,499	0.16%	852,735	21,951	0.23%
Wholesale	642,125	1,267	0.01%	673,349	396	0.01%
Other	1,234,331	7,552	0.08%	1,131,748	3,830	0.04%
Total commercial portfolio	$9,740,305	$61,464	0.63%	$9,696,404	$45,682	0.47%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $26.8 million and $11.7 million as of September 30, 2024 and December 31, 2023, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of September 30, 2024, residential real estate loans held in our loan portfolio were $8.0 billion, a decrease of $133.3 million as compared to December 31, 2023. The decrease was primarily attributable to loan sales of $80.0 million in residential mortgage loans during the period.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans, decreased $10.6 million to $185.1 million as of September 30, 2024, as compared to December 31, 2023. The decrease was due to normal business activity.

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, the ACL and asset quality ratios as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate, net	$37,332	$28,689
Commercial, net	61,464	45,682
Total loans and leases on non-accrual status	98,796	74,371
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate, net	136	870
Commercial, net	6,012	8,232
Residential, net (2)	59,961	29,102
Consumer & other, net	317	326
Total loans and leases past due 90 days or more and accruing (2)	66,426	38,530
Total non-performing loans and leases (1), (2)	165,222	112,901
Other real estate owned	2,395	1,036
Total non-performing assets (1), (2)	$167,617	$113,937
ACLLL	$420,054	$440,871
Reserve for unfunded commitments	18,199	23,208
ACL	$438,253	$464,079
Asset quality ratios:
Non-performing loans and leases to total loans and leases (1), (2)	0.44%	0.30%
Non-performing assets to total assets (1), (2)	0.32%	0.22%
Non-accrual loans and leases to total loans and leases (2)	0.26%	0.20%
ACLLL to total loans and leases	1.12%	1.18%
ACL to total loans and leases	1.17%	1.24%
ACL to non-accrual loans and leases	444%	624%
ACL to total non-performing loans and leases	265%	411%
(1) Non-accrual and 90+ days past due loans include government guarantees of $38.9 million and $26.9 million, respectively, as of September 30, 2024. As of December 31, 2023, non-accrual and 90+ days past due loans include government guarantees of and $19.3 million and $12.3 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA, which Columbia has the unilateral right to repurchase but has not done so, totaling $3.7 million as of September 30, 2024 and $1.0 million at December 31, 2023.

As of September 30, 2024 there were approximately $67.0 million or 0.18% of total loans, modified due to borrowers experiencing financial difficulties, compared to $138.1 million or 0.37% as of December 31, 2023. A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of September 30, 2024, there was an increase in non-performing loans representative of a more normalized credit environment relative to December 31, 2023.

Allowance for Credit Losses

The ACL totaled $438.3 million as of September 30, 2024, a decrease of $25.8 million from December 31, 2023. The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Allowance for credit losses on loans and leases
Balance, beginning of period	$418,671	$414,344	$440,871	$301,135
Initial ACL recorded for PCD loans acquired during the period	—	—	—	26,492
Provision for credit losses on loans and leases (1)	30,498	34,760	82,734	156,796
Charge-offs
Commercial real estate, net	—	(585)	(746)	(174)
Commercial, net	(32,645)	(33,561)	(113,438)	(77,913)
Residential, net	(936)	(504)	(1,930)	(458)
Consumer & other, net	(1,395)	(1,551)	(4,816)	(3,921)
Total charge-offs	(34,976)	(36,201)	(120,930)	(82,466)
Recoveries
Commercial real estate, net	44	551	953	298
Commercial, net	5,258	4,198	14,188	12,470
Residential, net	143	411	724	342
Consumer & other, net	416	608	1,514	1,493
Total recoveries	5,861	5,768	17,379	14,603
Net (charge-offs) recoveries
Commercial real estate, net	44	(34)	207	124
Commercial, net	(27,387)	(29,363)	(99,250)	(65,443)
Residential, net	(793)	(93)	(1,206)	(116)
Consumer & other, net	(979)	(943)	(3,302)	(2,428)
Total net charge-offs	(29,115)	(30,433)	(103,551)	(67,863)
Balance, end of period	$420,054	$418,671	$420,054	$416,560
Reserve for unfunded commitments
Balance, beginning of period	$19,928	$22,868	$23,208	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	—	—	—	5,767
(Recapture) provision for credit losses on unfunded commitments	(1,729)	(2,940)	(5,009)	1,494
Balance, end of period	18,199	19,928	18,199	21,482
Total allowance for credit losses	$438,253	$438,599	$438,253	$438,042
As a percentage of average loans and leases (annualized):
Net charge-offs	0.31%	0.32%	0.37%	0.26%
Provision for credit losses	0.30%	0.34%	0.28%	0.61%
Recoveries as a percentage of charge-offs	16.76%	15.93%	14.37%	17.71%
(1) Includes $88.4 million initial provision related to non-PCD loans acquired during the first quarter of 2023.

The provision for credit losses includes the provision for loan and lease losses and the provision for unfunded commitments. The change in the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, reflects credit migration trends and changes in the economic forecasts used in credit models. The decrease in the provision for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, reflects the $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger in 2023. This initial provision, as well as changes in the economic assumptions used in credit models and a recalibration of our CECL calculation in the first quarter of 2024, contributed to the change when compared to the same period in the current year. Net charge-offs were driven by the commercial loan portfolio, comprising $27.4 million of the net charge-offs for the third quarter of 2024 and $29.4 million for the second quarter of 2024.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of the dates presented:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% loans to total loans	Amount	% loans to total loans
Commercial real estate	$158,216	52%	$125,888	52%
Commercial	209,037	26%	244,821	26%
Residential	45,572	21%	62,004	21%
Consumer & other	7,229	1%	8,158	1%
Allowance for credit losses on loans and leases	$420,054		$440,871
The following table shows the change in the allowance for credit losses from June 30, 2024 to September 30, 2024:

(dollars in thousands)	June 30, 2024	Q3 2024 net (charge-offs) recoveries	Reserve build (release)	September 30, 2024	% of loan and leases outstanding
Commercial real estate	$153,092	$44	$12,838	$165,974	0.85%
Commercial	226,261	(27,387)	17,219	216,093	2.22%
Residential	51,163	(793)	(2,676)	47,694	0.60%
Consumer & Other	8,083	(979)	1,388	8,492	4.59%
Total allowance for credit losses	$438,599	$(29,115)	$28,769	$438,253	1.17%
% of loans and leases outstanding	1.16%			1.17%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. For the third quarter of 2024, the Bank used Moody's Analytics' August 2024 consensus economic forecast, which shows a similar economic situation from the forecast used in the prior quarter and used upward qualitative overlays, mainly in the commercial portfolio, to align with the S2 scenario and to account for the transportation segment of the lease portfolio. Refer to Note 5 – Allowance for Credit Losses for further information. The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of September 30, 2024 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Balance, beginning of period	$110,039	$110,444	$109,243	$185,017
Additions for new MSR capitalized	1,547	1,540	4,324	4,427
Sale of MSR assets	—	—	—	(57,454)
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,127)	(3,183)	(9,463)	(14,479)
Changes due to valuation inputs or assumptions (1)	(6,540)	1,238	(2,185)	129
Balance, end of period	$101,919	$110,039	$101,919	$117,640
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Balance of loans serviced for others	$7,965,538	$8,175,664
MSR as a percentage of serviced loans	1.28%	1.34%

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

In September 2023, the Company closed the sale of $57.5 million in residential mortgage servicing rights, which related to the non-relationship component of the serviced loan portfolio.

Goodwill and Other Intangible Assets

As of September 30, 2024 and December 31, 2023, the Company had $1.0 billion in goodwill, which was recorded as a result of the Merger. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

As of September 30, 2024, we had other intangible assets of $513.3 million, as compared to $603.7 million at December 31, 2023. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the Merger Date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $41.5 billion as of September 30, 2024, a decrease of $92.3 million as compared to December 31, 2023. The decrease was due to a reduction in brokered deposits, partially offset by customer deposit growth, largely in commercial customer balances, driven by focused campaigns run by our branch network. The interest-bearing deposit mix increased mainly due to a migration from non-interest-bearing to interest-bearing accounts as customers seek higher rates in the current interest rate environment.

The following table presents the deposit balances by category as of the dates presented:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Non-interest-bearing demand	$13,534,065	33%	$14,256,452	34%
Interest-bearing demand	8,444,424	20%	8,044,432	19%
Money market	11,351,066	27%	10,324,454	25%
Savings	2,450,924	6%	2,754,113	7%
Time, greater than $250,000	1,206,242	3%	1,034,094	2%
Time, $250,000 or less	4,527,967	11%	5,193,475	13%
Total deposits	$41,514,688	100%	$41,607,020	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $37.8 billion and $37.4 billion as of September 30, 2024 and December 31, 2023, respectively. The Company's brokered deposits totaled $2.5 billion and $3.1 billion as of September 30, 2024 and December 31, 2023, respectively.

The FDIC generally insures up to $250,000 per depositor for each account ownership category, as defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all applicable FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of September 30, 2024 and December 31, 2023, approximately $27.5 billion and $28.1 billion, respectively, of the Bank’s deposits were estimated to be insured. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. Estimated uninsured deposits were $14.0 billion and $13.5 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, total available liquidity was $19.4 billion, or 138% of estimated uninsured deposits.

Borrowings

As of September 30, 2024, the Bank had outstanding securities sold under agreements to repurchase of $183.8 million, a decrease of $68.3 million from December 31, 2023. The Bank had outstanding borrowings consisting of advances from the FHLB and FRB of $3.7 billion as of September 30, 2024 and $4.0 billion as of December 31, 2023. The decrease was primarily due to repayment of borrowings as well as general liquidity management. FHLB advances have fixed rates ranging from 5.10% to 5.25%, all of which are set to mature before the end of the first quarter of 2025. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FRB borrowings have interest rates ranging from 4.76% to 4.93% and mature in January 2025, although the Company has the ability to repay balances prior to maturity without penalty. The FRB borrowings are secured by investment securities.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $419.6 million and $424.3 million as of September 30, 2024 and December 31, 2023, respectively. The decrease is mainly due to a decline of $4.0 million in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was driven by increases in credit spreads and modest changes in swap rates during the nine months ended September 30, 2024. As of September 30, 2024, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR.

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

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 7% of total deposits at both September 30, 2024 and December 31, 2023. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Bank’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Bank’s reliance on the wholesale markets. Total deposits were $41.5 billion as of September 30, 2024, compared with $41.6 billion at December 31, 2023. The Bank also has liquidity from excess bond collateral of $3.8 billion.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	September 30, 2024
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$11,782,745	$2,369,833	$9,412,912
Federal Reserve Discount Window	3,730,047	—	3,730,047
Federal Reserve Term Funding Program (1)	1,300,000	1,300,000	—
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$17,412,792	$3,669,833	$13,742,959
(1) The Federal Reserve’s Bank Term Funding Program was discontinued for new borrowings in March 2024. We present associated balances as of September 30, 2024.

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	September 30, 2024
Total off-balance sheet liquidity	$13,742,959
Cash and cash equivalents, less reserve requirements	1,909,407
Excess bond collateral	3,768,323
Total available liquidity	$19,420,689

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $270.0 million of dividends paid by the Bank to the Company during the nine months ended September 30, 2024. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

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

Commitments and Other Contractual Obligations- The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of September 30, 2024, time deposits totaled $5.7 billion, of which $5.6 billion mature in a year or less. Total borrowings as of September 30, 2024 were $3.7 billion, all of which mature within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of September 30, 2024, our loan commitments were $10.2 billion, and letter of credit commitments were $238.7 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 9 – Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of September 30, 2024 was $5.3 billion, an increase of $278.8 million from December 31, 2023. The increase in shareholders' equity during the nine months ended September 30, 2024 was principally due to net income of $390.4 million and other comprehensive income of $106.3 million, partially offset by cash dividends paid of $227.4 million during the period.

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

On August 12, 2024, Columbia declared a cash dividend in the amount of $0.36 per common share based on second quarter 2024 performance, which was paid on September 9, 2024.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Dividend declared per common share	$0.36	$0.36	$1.08	$1.07
Dividend payout ratio	51%	63%	58%	80%

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$4,991,018	12.54%	$3,183,799	8.00%	$3,979,749	10.00%
Umpqua Bank	$4,857,473	12.21%	$3,183,486	8.00%	$3,979,357	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,106,261	10.32%	$2,387,849	6.00%	$3,183,799	8.00%
Umpqua Bank	$4,443,716	11.17%	$2,387,614	6.00%	$3,183,486	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,106,261	10.32%	$1,790,887	4.50%	$2,586,837	6.50%
Umpqua Bank	$4,443,716	11.17%	$1,790,711	4.50%	$2,586,582	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,106,261	8.06%	$2,038,436	4.00%	$2,548,046	5.00%
Umpqua Bank	$4,443,716	8.72%	$2,039,120	4.00%	$2,548,900	5.00%
December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,770,335	11.86%	$3,218,301	8.00%	$4,022,876	10.00%
Umpqua Bank	$4,653,920	11.57%	$3,217,821	8.00%	$4,022,276	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	$2,413,726	6.00%	$3,218,301	8.00%
Umpqua Bank	$4,231,569	10.52%	$2,413,366	6.00%	$3,217,821	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	$1,810,294	4.50%	$2,614,869	6.50%
Umpqua Bank	$4,231,569	10.52%	$1,810,024	4.50%	$2,614,479	6.50%
Tier I Capital (to Average Assets)
Consolidated	$3,876,985	7.60%	$2,040,344	4.00%	$2,550,431	5.00%
Umpqua Bank	$4,231,569	8.30%	$2,040,489	4.00%	$2,550,611	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2024 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2023.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	September 30, 2024		December 31, 2023
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(0.9)%	(0.5)%	(2.1)%	(1.9)%
Up 200 basis points	(0.5)%	(0.2)%	(1.4)%	(1.1)%
Up 100 basis points	(0.3)%	—%	(0.7)%	(0.5)%
Down 100 basis points	0.5%	(0.1)%	0.5%	0.1%
Down 200 basis points	1.3%	(0.2)%	1.1%	(0.2)%
Down 300 basis points	2.3%	(0.6)%	1.6%	(0.8)%

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. This model has inherent limitations, and these results are based on a given set of rate changes and assumptions at one point in time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. We employ estimates based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest-bearing deposit balances, we utilize a repricing "beta" assumption, which is an estimate for the change in interest-bearing deposit costs given a change in the short-term market interest rate and is calibrated using the experience from prior rate cycles.

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

Simulation results indicate limited exposure to interest rate risk in either increasing or decreasing rate environments. The September 30, 2024 sensitivity in the most plausible down rate scenario is nearly unchanged from December 31, 2023.

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

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to 5.25% - 5.50% and maintained the target rate at that level from July 2023 until September 2024 when the target range was lowered to 4.75% - 5.00%. Based on the FOMC Members’ median expectations for the fed funds target rate, the fed funds rate is projected to decline through 2026. Increases in the federal funds rate and the unwinding of the Federal Reserve’s balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

Economic Value of Equity

Another interest rate sensitivity measure we utilize is the quantification of economic value changes for all financial assets and liabilities, given an increase or decrease in market interest rates. This approach provides a longer-term view of interest rate risk, capturing all future expected cash flows. EVE measures the extent to which the economic value of assets, liabilities and derivative instruments may change in response to fluctuations in interest rates. Importantly, EVE values only the current balance sheet, excluding the growth assumptions used in net interest income sensitivity analyses. Additionally, the results are highly dependent on assumptions for products with embedded prepay optionality and indeterminate maturities. The uncertainty surrounding important assumptions used in EVE analysis may limit its efficacy. Assets and liabilities with option characteristics are measured based on different interest rate path valuations using statistical rate simulation techniques. The projections are by their nature forward-looking and therefore inherently uncertain and include various assumptions regarding cash flows and discount rates.

The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	September 30, 2024	December 31, 2023
Up 300 basis points	(15.9)%	(21.9)%
Up 200 basis points	(11.9)%	(14.6)%
Up 100 basis points	(6.0)%	(7.1)%
Down 100 basis points	5.6%	6.8%
Down 200 basis points	9.9%	12.0%
Down 300 basis points	13.5%	15.1%

Our EVE analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. As of September 30, 2024, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangible.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2024.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2024:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
07/01/24 - 07/31/24	355	$21.79	—	—
08/01/24 - 08/31/24	358	$23.61	—	—
09/01/24 - 09/30/24	157	$24.55	—	—
Total for quarter	870	$23.04	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 870 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

During the third quarter of 2024 none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On November 4, 2024, the board of directors (the “Board”) of the Company amended and restated the Company’s Amended and Restated Bylaws to (i) provide that the number of directors to be elected by the shareholders shall consist of not less than eight nor more than fifteen persons; (ii) remove the requirement that the Lead Independent Director of the Board must be an individual that served on the Board prior to the Merger (a “Continuing Columbia Director"); (iii) remove the requirement that the Board and the board of directors of the Bank be comprised of seven Continuing Columbia Directors and seven individuals that served on the board of directors UHC prior to the Merger for a period of 36 months following the closing of the Merger; and (iv) make certain non-substantive administrative and clarifying updates (clauses (i)‑(iv), collectively, the “Amendments”).

The foregoing summary of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company, a copy of which is attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Columbia entered into Participation Agreements with Aaron Deer and Ron Farnsworth (each a “Named Executive”), on November 5, 2024, pursuant to the newly adopted Columbia Banking System, Inc. Executive Change in Control and Severance Plan. The Participation Agreements are effective upon expiration of existing arrangements for Mr. Farnsworth on January 1, 2025, and for Mr. Deer on March 1, 2025. Under the Plan, if a Named Executive’s employment is terminated by Columbia without Cause or the Named Executive terminates their employment with Columbia for Good Reason following the effective date of the applicable Participation Agreement (as such terms “Cause” and “Good Reason” are defined in the Plan, each a “Qualifying Termination”), in each case not in connection with a change in control, the Named Executive will be entitled to receive, subject to execution and non-revocation of a release of claims, cash severance equal to one year’s base salary. If a Named Executive experiences a Qualifying Termination within six months prior to, or within 24 months following, a change in control, the Named Executive will be entitled to receive, subject to execution and non-revocation of a release of claims, (1) cash severance equal to two times the sum of the Named Executive’s annual base salary and target annual bonus, (2) a prorated target bonus for the year of termination, (3) continued health and welfare benefits for 18 months, and (4) vesting of any outstanding equity awards granted in full with respect to any service vesting requirement, and any awards subject to a performance-vesting condition will remain outstanding and eligible to be earned in full based on the level of performance achieved as if the Named Executive had remained employed for the duration of the performance period. The Named Executives will be subject to customary restrictive covenants, including non-competition and non-solicitation covenants, during employment and for up to two years thereafter.

The foregoing description of the Plan and the Participation Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan and the Form of Participation Agreement, which are attached hereto as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.    Exhibits

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 9, 2023

3.2	Amended and Restated Bylaws	Filed herewith

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s S-3 Registration Statement (File No. 333-156350) filed December 19, 2008

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Columbia Banking System, Inc. Executive Change in Control Severance Plan	Filed herewith

10.2**	Columbia Banking System, Inc. Form of Participation Agreement	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	November 5, 2024	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	November 5, 2024	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	November 5, 2024	/s/ Lisa M. White
Lisa M. White Executive Vice President, Corporate Controller and Principal Accounting Officer