Form 10-K
period 2024-12-31
COLUMBIA BANKING SYSTEM, INC.
filed 2025-02-25
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission file number: 000-20288

COLUMBIA BANKING SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1422237
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)
1301 A Street
Tacoma, Washington 98402-4200
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, based on the closing price on that date of $19.89 per share, was $2,868,372,642.

The registrant had outstanding 209,649,030 shares of common stock as of January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders of Columbia Banking System, Inc. ("Proxy Statement") are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K TABLE OF CONTENTS

The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

GLOSSARY OF DEFINED TERMS
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ALCO	Asset/Liability Management Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
BHCA	Bank Holding Company Act of 1956
BIPOC	Black, Indigenous, and People of Color
Board	The Company's Board of Directors
BMA	Bank Merger Act of 1960
BOLI	Bank Owned Life Insurance
BSA	Bank Secrecy Act
BTFP	Bank Term Funding Program
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCPA	California Consumer Protection Act of 2018
CDL	Collateral-Dependent Loans
CODM	Chief Operating Decision Maker
CECL	Current Expected Credit Losses (ASC Topic 326)
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
COVID-19	Coronavirus Disease 2019
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act of 1977
CVA	Credit Valuation Adjustments
DCBS	Oregon Department of Consumer and Business Services Division of Financial Regulation
DCF	Discounted Cash Flow
DCP	Deferred Compensation Plan
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred Tax Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System

GLOSSARY OF DEFINED TERMS (CONTINUED)
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
Fintech	Financial technology
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
IDI	Insured Depository Institutions
LGD	Loss Given Default
Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation
Merger Agreement	Agreement and Plan of Merger dated as of October 11, 2021, by and among UHC, Columbia, and Cascade Merger Sub, Inc., as amended on January 9, 2023
Merger Date	February 28, 2023
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated
PD	Probability of Default
ROU	Right-Of-Use
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Retirement Plan associated with legacy Columbia
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes-Oxley Act of 2002
SRP	Supplemental Retirement Plan
SRP/DCP	Umpqua Supplemental Retirement & Deferred Compensation Plan
TDR	Troubled Debt Restructured
Trusts	Trusts wholly-owned by the Company
UHC	Umpqua Holdings Corporation
USDA	United States Department of Agriculture
Umpqua	Umpqua Bank

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

We make forward-looking statements including, but not limited to, statements about derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position and deposit level and types; our securities portfolio; loan sales; adequacy of our ACL, including the RUC; provision for credit losses; non-performing loans and future losses; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; inflation and interest rates generally; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

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
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve or the effects of any declines in housing and commercial real estate prices, high or increasing unemployment rates, continued or renewed inflation, or any recession or slowdown in economic growth particularly in the western United States;
•volatility and disruptions in global capital and credit markets;
•the impact of proposed or imposed tariffs by the U.S. government or potential retaliatory tariffs imposed by U.S. trading partners that could have an adverse impact on customers;
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

For a more detailed discussion of some of the risk factors that could (i) affect our business, financial condition, and future results, or (ii) cause actual results to differ materially from those contemplated by these forward-looking statements, see the section entitled "Risk Factors" under Item 1A of this Annual Report on Form 10-K. We do not intend to update any factors, except as required by SEC rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that such statement was made. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

Introduction

Columbia Banking System, Inc. (referred to in this Annual Report on Form 10-K as "we," "our," the "Company," and "Columbia") is a registered financial holding company. Columbia completed its previously announced merger with UHC on February 28, 2023, combining two premier banks in the Northwest to create one of the largest banks headquartered in the West.

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
Business Strategy
Columbia, through its principal subsidiary, Umpqua Bank, seeks to bank businesses of all sizes, along with their owners, executives, and employees, in addition to the residents of the communities we serve. We seek to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. Our approach is a concentrated focus on full banking relationships, bringing together collaborative teams from commercial and consumer banking as well as wealth management, and leveraging our retail branch network to provide community banking at scale through our "Business Bank of Choice" across the West strategy.

We continually evaluate our existing business processes while focusing on maintaining asset quality and granular loan and deposit portfolios diversified by product, customer, industry, and geography. Our merger with UHC accelerated our targeted strategy to expand market share in communities in the western United States. Our scaled franchise and offerings, talented associate base, and customer-focused business model enable us to provide comprehensive financial services in a manner that serves our four identified stakeholder groups: associates, customers, shareholders, and communities. We seek to expand total revenue while controlling expenses in an effort to gain operational efficiencies and increase our return on average tangible common equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our diverse products, our strategic branch locations, and the long-standing community presence of our associates, we believe we are well positioned to attract new customers while not only retaining existing customers, but also deepening our relationship with them. Our ability to attract and retain talented associates strengthens our ability to drive balanced growth in loans, deposits, and sustainable core fee income that results from providing customers tailored financial solutions to meet their needs.

Products and Services

We place the highest priority on customer service and assist our customers in making informed decisions when selecting from the products and services we offer. Our array of financial products are delivered through traditional and digital channels to meet the banking needs of our market area and commercial and consumer customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. Our customers can access our products through our branch network, mobile banking applications, and our website: www.umpquabank.com (information contained on our website is not incorporated by reference into this Annual Report on Form 10-K).

Commercial Lending Products. We offer specialized loans for corporate, middle market, and small business customers, including commercial lines of credit and term loans, accounts receivable and inventory financing, international trade finance, commercial property loans, multifamily loans, equipment loans, commercial equipment leases, real estate construction loans and permanent financing, SBA program financing, and capital markets.

Treasury Management and Payments. As Umpqua Bank focuses on banking the full customer relationship and meeting the needs of customers of all sizes, we offer treasury management and payments solutions to our customers through our Global Payments & Deposits group. These products include business digital and mobile banking solutions, ACH, wires, positive pay, remote deposit capture, integrated payments, integrated receivables, lockbox, cash vault, Real-Time Payments via The Clearinghouse, commercial card, and foreign exchange and international banking related products. We also offer merchant services in coordination with a strategic partner. Within our business digital experience, customers can engage in a fully authenticated chat and co-browse feature with a knowledgeable representative if they require assistance with any of the Bank’s solutions. We offer our treasury management and payments solutions using a unique consulting experience for prospects and customers that involves a holistic review of a business's cash flows and financial operations to advise the business on opportunities to optimize working capital, gain efficiencies through automation, and achieve cost savings through financial technology deployment.

Deposit Products. We offer deposit products, including non-interest-bearing checking accounts, analyzed business accounts, interest-bearing checking and savings accounts, money market accounts, insured cash sweep and other investment sweep solutions, and certificates of deposit. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types of deposit liabilities. Our approach is to provide a streamlined and differentiated experience that meets the customer's needs across all channels. This approach is designed to add value for the customer and generate related fee income for the services provided.

Wealth Management. As a division of Umpqua Bank, the Wealth Management team provides a full suite of financial planning, investment, trust, insurance, and private banking solutions to individuals, families, and businesses through Columbia Wealth Advisors, Columbia Trust Company, and Columbia Private Bank. We deliver personalized service and experience through dedicated financial advisors that leverage an approach revolving around the three stages of the wealth cycle: grow, preserve, and transition.

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
Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, and leases. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, mortgage companies, fintechs, and online based financial service providers. In our market areas of Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah, major national banks generally hold top market share positions. Competition also includes small community banks that operate in concentrated areas within our footprint and other regional banks that focus on commercial and retail banking.
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
The following table presents the Bank's market share percentage for total deposits as of June 30, 2024 in each state where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation as of June 30, 2024 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

State	Market Share	Market Rank	Number of Branches
Oregon	16.40%	2	107
Washington	7.44%	5	102
Idaho	3.80%	11	25
Nevada	0.46%	17	3
California	0.40%	24	60
Arizona	0.02%	54	2
Utah	—%	56	1
Sustainability and Responsible Business
We take pride in being an active partner to build stronger, more resilient, better connected, and thriving economies throughout our footprint. Our approach to sustainability is about making responsible business decisions that support all of our stakeholders for the long term, and it is embedded in the fabric of our corporate values and culture, driving us to think very intentionally about how we serve our communities.

To inform our strategy and approach, the Company completed a comprehensive assessment of our corporate impact in early 2024 to identify priority sustainability areas for the Company, building on research completed in 2023. Through internal and external stakeholder analysis, fourteen key topics were identified and ranked with the final prioritization approved by executive leadership and the Board’s Nominating and Governance Committee. Additionally, the Company expanded its corporate responsibility performance reporting in our most recent annual Corporate Responsibility Report to reference recommendations by the Task Force on Climate-related Financial Disclosure, alongside standards outlined by the Global Reporting Initiative and Sustainability Accounting Standards Board frameworks.

Our annual Corporate Responsibility Report is available at the “About Us-Our Impact” section of the Bank's website (www.umpquabank.com) but is not incorporated by reference into this Annual Report on Form 10-K. This report provides additional detail about our commitment to operating responsibly and building long-term value for all of our stakeholders. A brief overview:

Associates
We create an environment where our associates have the chance to grow, connect, and do meaningful work together. Relationship banking is at our core, and our people are the key to maintaining relationships with each other, our customers, and our communities. Our Do Right TOGETHER culture lays the foundation for fostering an environment where associates care about one another, root for the customer down the street, and participate in making their community a better place to live and work. Our associates are encouraged to use their skills and passions to make a difference in their communities while growing their careers and being recognized and appreciated for their respective talents, backgrounds, and perspectives.

•We emphasize a culture of kindness and positivity, encouraging behaviors consistent with our Do Right TOGETHER values1, which describe the qualities we expect all of our associates to embody every day in all interactions with other associates, customers, shareholders, and in our communities.
•Inclusion and belonging are strong anchors in our foundation. We celebrate differences and encourage authenticity, not just where we work, but also with our customers and in our communities.
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
•In order to reduce the number of unprotected customers and financial loss, in 2024, we launched the fraud prevention initiative Success Against Fraud Events, or S.A.F.E., to reinforce the value of our fraud protection solutions for our business customers.
•Underscoring our commitment to the growth and success of our customers and their needs, we surveyed 1,250 businesses nationwide to gauge their perspective and plans on the United States economy and business conditions. 2024 was the seventh year in a row that the Bank has published the Umpqua Bank Business Barometer Report with insights from these small and middle market business leaders throughout the country.
•In 2024, we continued to invest in community lending efforts to promote access to homeownership for first-time homebuyers through responsible lending practices and education programs.
•Our Client Advisory Board, comprised of customers from around our footprint, meets regularly to discuss new topics, industry trends, products and services that are important to them in order for them to build, operate and grow their businesses.

Communities
We strive to meaningfully support economic prosperity in the communities where we live and work. Our approach to community investment focuses on increasing the economic vitality of our communities, particularly in places where systemic challenges hinder access to financial expertise, gainful employment, and building intergenerational wealth.

•We continue to execute on the five-year, $8.1 billion Community Benefits Plan with the National Community Reinvestment Coalition, which builds on our commitment to advance economic opportunity for individuals and support small business formation in historically underserved communities throughout the Bank’s footprint. In support of this, we periodically meet with our Community Advisory Panel, comprised of nonprofit partners that represent under-resourced groups from throughout the Bank’s footprint, to help to guide our efforts.
•Through bank sponsorships as well as the Umpqua Bank Charitable Foundation, we are committed to providing sponsorship and grant funding in communities in which we have a physical banking presence. Combined, the Bank and the Foundation made sponsorships and grants totaling $7.7 million to nonprofits across our footprint in 2024. Both programs focus on nonprofits who have shown strong community leadership, a commitment to improving access to economic opportunity and to support for a variety of under-resourced communities in the areas of affordable housing and homeownership, education, career readiness, entrepreneurship, and health and wellness.
•In 2024, the Bank expanded its operational capacity to meet the needs of Individual Development Account and Matched Investment Savings Account providers and savers, enabling low-income families to save towards a targeted goal and purpose.
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

•Our new “Dollars for Doers” program was deployed in 2024 further amplifying our associates’ impact and support of their philanthropic passions and goals. The Company made an additional $500 donation on behalf of each associate who met the 40-hour volunteerism threshold to the associate’s nonprofit organization of choice.
•We continue to support our associates by offering a matching program that doubles their gifts, including an increased giving match in support of organizations aligned with the Company's Associate Resource Groups.
•2024 marked the tenth year of our annual Warm Hearts Winter Drive where associates collect funds and warm winter clothing supporting those experiencing homelessness in the communities that we serve. Over the past decade, more than $2.8 million has been raised and donated to local shelters across our footprint.

Planet
We focus on smart business operations that benefit both the environment and the Company. As a financial institution, we acknowledge the economic, societal, and ecological impacts of climate change to our business and to our customers. We seek to advance efficient, responsible practices that lessen our impact and contribute to the company's business goals. As we expand into new markets, we are taking steps that are designed to optimize the resources we consume and minimize the waste we create, limiting our operational impact so that we help both our communities and our bottom line.

•Our fourteen material topics identified in 2024 included energy management, resource management, environmental impact of operations, and environmental benefits of products and services.
•We maintain an Environmental Commitment Statement.
•We annually report our Greenhouse Gas Inventory as well as our energy, water, and business travel usage.

Stakeholder Engagement
We solicit input from our stakeholders through a variety of channels, including:
•Customers may provide feedback to any of our associates through our customer resource center and through outreach from our customer insights team.
•Associates may provide feedback through periodic engagement surveys, executive listening sessions, and all-hands and division calls.
•Community members or representatives may reach out anytime or talk directly with footprint-based Community Impact Officers.
•We maintain regular contact with government entities and regulatory bodies.
•Shareholders regularly interact with our executive management team at investor conferences, road shows and 1:1 meetings, and they may contact our Director of Investor Relations directly or via our Investor Relations webpage (www.columbiabankingsystem.com).

Human Capital

In our unique brand of banking, where relationships come first, associates are vital to our success. We bring together the power of the collective talents, skills, and expertise of our dedicated associates to realize our purpose, and to deliver on our commitment to our customers, shareholders, and communities. We believe in helping businesses and families thrive, and equally, in helping our associates thrive.

We strive to deliver an employment experience anchored in a healthy and vibrant culture that appreciates and respects all associates. We empower our associates to grow, connect, and do meaningful work. We recognize their different talents, backgrounds, and perspectives. And we are dedicated to providing competitive, performance-based compensation along with attractive benefits, a safe and healthy workplace, and a wealth of learning opportunities.

Workforce Composition. As of December 31, 2024, we employed 4,721 employees, the majority of which were full-time associates. Our workforce includes customer-facing associates across our various business lines. These include our retail branches, business and commercial banking teams, wealth management and trust experts, as well as professionals in various support functions that enable the business, such as technology, finance, risk, audit, legal, and human resources. Our teams are primarily in eight western states.
Total workforce decreased by 8%, which was driven primarily by staff reductions that took place in 2024 related to the enterprise-wide evaluation of our operations, which resulted in consolidated positions and simplified reporting and organizational structures; natural attrition; and shifts in the business strategy in specific lines of business. Turnover rate, as calculated in our payroll system on a combined basis, was 25%.

Employee Health and Well-being. We offer competitive medical, dental, vision, life, short and long-term disability, and accident insurance, in addition to paid time off for vacation, sick time, and volunteerism. Medical benefits are available to associates working 30 hours per week, while paid time off begins at 20 hours per week. These programs are assessed regularly against market benchmarks.

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

Talent Development. We believe in the growth of our associates as individuals and as professionals. Our talent development programs provide our associates with the skills and experiences that allow them to thrive, supporting achievement of their personal career goals. We provide on-demand learning for all associates, in addition to specific training for many roles. Our development programs build key leadership capabilities, and support growth of our internal leadership talent pipeline. We have available new manager programs, tuition reimbursement, banking school participation, coaching, and mentoring programs. Additionally, we have a robust annual talent review and succession planning program that is key to our overall talent management practice. This results in targeted development approaches, identification of emerging talent, and a healthy succession-talent bench.

Inclusion and Belonging. The Company’s culture starts with providing a great place to work where appreciation for different experiences, cultures and perspectives builds a sense of belonging that attracts an associate base that reflects the composition of our communities. We are committed to creating banking experiences and solutions that support and attract our communities. We accomplish this by recruiting the best qualified associates and building teams that reflect our communities. It is our policy to comply with all laws applicable to discrimination in the workplace. We believe we are stronger when we have people at the table who represent the different life experiences and perspectives of our customers and community.

Our culture of belonging is created through a comprehensive support system guided by the Company’s executive team and supported by our Belonging Council, which is comprised of leaders from across the organization. We strive to be a bank that serves our full community and take pride in our role as a community leader.

Information about our Executive Officers

Information regarding employment agreements with our executive officers is contained in Item 11 of this Annual Report on Form 10-K, which item is incorporated by reference to the Proxy Statement.

Government Policies

The operations of the Company and our subsidiaries are affected by state and federal legislative and regulatory changes and by policies of various regulatory authorities, including domestic monetary policies of the Federal Reserve, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.
Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Umpqua Bank, which operates in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. This regulatory framework is primarily designed for the protection of depositors, customers, federal DIFs and the banking system as a whole, rather than specifically for the protection of shareholders or non-depository creditors. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

We expect that the change in presidential administration will result in a regulatory agenda that differs from that of the previous presidential administration, which could lead to significant impacts on the rulemaking, supervision, examination, and enforcement priorities of federal agencies, including the federal banking agencies. We will continue to monitor regulatory developments and assess their impacts on the Company.

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

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In addition, under the BMA, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC IDI. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with other laws, including fair housing and consumer protection laws, and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

In July 2021, the Biden administration issued an executive order on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers. In September 2024, the FDIC approved a final statement of policy on bank merger transactions that details the types of transactions that require FDIC approval, the principles the FDIC applies when applying the BMA statutory factors, and the procedures the FDIC uses in reviewing BMA applications. The statement of policy provides, among other things, that (i) the evaluation of a merger’s competitive effects may take into account concentration beyond deposits, including the ability of the resulting IDI to better meet the needs of the community to be served, (ii) the FDIC may require divestitures to be completed before allowing bank merger transactions to be consummated, (iii) the FDIC expects to hold public hearings for mergers resulting in IDIs that have $50 billion or more in total consolidated assets, and (iv) mergers resulting in IDIs that have $100 billion or more in total consolidated assets will be subject to added scrutiny. The FDIC statement of policy will apply where the surviving bank is a state bank that is not a member of the Federal Reserve system. In September 2024, the Department of Justice withdrew from the 1995 Bank Merger Guidelines and issued a banking addendum to its 2023 Merger Guidelines, which will apply to all bank mergers. The banking addendum to the 2023 Merger Guidelines provides that the Department of Justice will evaluate potential harms to more narrowly defined customer markets and that the federal bank regulators may, at their discretion, use their own methods to evaluate bank mergers. We are unable to predict what impact the executive order, the FDIC statement of policy, the Department of Justice withdrawal from the 1995 Bank Merger Guidelines and the issuance of a banking addendum to the 2023 Merger Guidelines, or any other responsive changes to such guidelines, will have on the timing of or ability to obtain regulatory approvals of future mergers.

In July 2024, the FDIC issued a proposed rule to amend its regulations under the Change in Bank Control Act of 1978, which generally provides that no person, acting directly or indirectly, may acquire control of an IDI unless the person has given the appropriate federal banking agency prior notice of the proposed transaction, and the agency has not disapproved the transaction. The proposed rule would eliminate the existing exemption from FDIC approval for acquisitions of voting securities at the bank holding company level for which the Federal Reserve reviews a notice pursuant to the Change in Bank Control Act of 1978.

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

Federal and State Regulation of Umpqua Bank

General. The deposits of Umpqua Bank, an Oregon state-chartered commercial bank in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington, are insured by the FDIC. As a result, Umpqua Bank is subject to supervision and regulation by the DCBS and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Furthermore, under the FDIA, insurance of deposits may be terminated by the FDIC if the FDIC finds that the IDI has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. With respect to branches of Umpqua Bank, the Bank is also subject to certain laws and regulations governing its activities in the states in which we operate.

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

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers, including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make, and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. As an IDI with assets of $10 billion or more, the CFPB has primary enforcement and enforcement authority for federal consumer financial laws over the Bank. This includes the right to obtain information about the Bank’s activities and compliance systems and procedures and to detect and assess risks to consumers and markets. The CFPB engages in several activities, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching supervisory programs, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking. Umpqua Bank has established a compliance management system designed to ensure consumer protection. In October 2024, the CFPB adopted a final rule regarding personal financial data rights that applies to financial institutions that offer consumer deposit accounts such as Umpqua Bank. Covered financial institutions are required to provide consumers electronic access to 24 months of transaction data and certain account information under the final rule and are prohibited from imposing any fees or charges for maintaining or providing access to such data. The final rule also imposes data accuracy, retention, and other obligations. These requirements will apply to Umpqua Bank beginning on April 1, 2027, and we will continue to evaluate the final rule and the impact on Umpqua Bank. In December 2024, the CFPB adopted a final rule that significantly reforms the regulatory framework governing overdraft practices applicable to banks, including Umpqua Bank, that have more than $10 billion in assets. The rule will become effective on October 1, 2025. The rule modifies or eliminates several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. The rule also generally requires banks to restructure many overdraft fees, overdraft lines of credit, and other overdraft practices as separate consumer credit accounts that would be subject to those requirements.

With the recent change in presidential administration and control of Congress, the scope of regulation by the CFPB and other federal agencies remains uncertain. In February 2025, the acting director of the CFPB directed the CFPB’s staff to cease all supervision and examination activity and stakeholder engagement, stop all work on proposed rulemaking, suspend the effective dates of any finalized but not yet effective rules, and halt other actions relating to investigations, enforcement, and litigation. The extent to which these recent or other future developments will ultimately impact the CFPB’s regulation of the Bank’s business remains uncertain.

Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the OCC or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of such transactions. The Bank received a rating of "Satisfactory" in its most recently completed CRA examination. On October 24, 2023, the Federal Reserve, the FDIC and the OCC jointly issued a final rule amending the agencies’ CRA regulations to achieve the following goals: (i) encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity and consistency in the application of the CRA regulations, and (iv) tailor CRA evaluations and data collection to bank size and type. A court has issued a preliminary injunction enjoining the federal bank regulators from enforcing the revised regulations pending resolution of the lawsuit challenging the regulations.

Anti-Money Laundering, Anti-Terrorism and Sanctions. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. In June 2024, the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued a proposed rule that would amend the anti-money laundering/countering the financing of terrorism (“AML/CFT”) program requirements for all financial institutions subject to the BSA with AML/CFT program obligations, including the Bank. The proposed rule would, among other things, require that (i) financial institutions have a risk assessment process to identify, evaluate, and document the financial institution’s money laundering, terrorist financing, and other illicit activity risks, and (ii) the risk assessment process must be updated on a periodic basis, including when certain material changes occur in the financial institution’s products, services, customer base, intermediaries, and geographic footprint. In July 2024, the OCC, the Federal Reserve, and the FDIC each proposed rules to amend their respective BSA compliance program rules to align with FinCEN’s June 2024 proposed rule.

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

A significant portion of our income comes from dividends from the Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Oregon law regarding the level of dividends that it may pay to the Company. Oregon law provides that a bank may not pay dividends greater than the bank’s unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the institution. Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, Umpqua Bank is subject to restrictions on the payment of cash dividends to its parent company and may be required to receive prior approval in certain circumstances. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Bank currently has an accumulated deficit and is required to seek FDIC and DCBS approval for dividends from Umpqua Bank to the Company.

Regulatory Capital Requirements

The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the DCBS will monitor the capital adequacy of the Bank. The Capital Rules are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee. As of December 31, 2024, Columbia and the Bank met all capital adequacy requirements under the Capital Rules, as described below.

The Capital Rules, among other things (i) include a capital measure called CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, and (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital. Under the Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

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

Under the rules currently in effect, the following table presents the requirements for an IDI to be classified as well-capitalized or adequately capitalized:

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

As of December 31, 2024, the Company and the Bank met the capital requirements to be well-capitalized with CET1 capital ratios of 10.54% and 11.37%, respectively, Tier 1 capital ratios of 10.54% and 11.37%, respectively, total capital ratios of 12.75% and 12.42%, respectively, and Tier 1 leverage ratios of 8.31% and 8.97%, respectively.

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

Resolution Planning

In June 2024, the FDIC issued a final rule that revised its then existing rule that requires the submission of resolution plans by IDI’s with $50 billion or more in total assets. Under the final rule, IDI’s with more than $50 billion in total assets, but less than $100 billion in total assets, must submit a full informational filing to the FDIC every three years, with interim supplements to be submitted in years that an informational filing is not required. The final rule also contains a credibility standard which provides that an informational filing can be found “not credible” if the information and analysis in the informational filing are not supported with observable and verifiable capabilities and date and reasonable projections, or the IDI fails to comply in all material respects with the requirements of the final rule. The information filing does not require, among other things, development of an identified strategy for resolution of the IDI in a failure scenario. Umpqua Bank’s initial informational filing under the final rule will be due on or before April 1, 2026.

Brokered Deposits

The FDIA prohibits an IDI from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the Bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. In July 2024, the FDIC issued a proposed rule to amend the FDIC’s brokered deposit regulations. The proposed rule would, among other things, (i) significantly expand the definition of deposit broker by replacing the “matchmaking” prong with a broader definition relating to “deposit allocation” services, eliminating the exclusive arrangement exception, and including a fee-based trigger, (ii) consider the third party’s intent in placing deposits at a particular IDI when analyzing the applicability of the primary purpose exception, (iii) eliminate the ability for an agent or nominee to submit their own primary purpose exception applications, instead requiring that the application be submitted by each IDI for each specific deposit placement arrangement it has with a third party, (iv) narrows the current 25 percent exemption so that it is only available to broker-dealers or investment advisers registered with the SEC who place less than 10 percent of the total assets under management into non-maturity accounts at one or more IDIs, and (v) eliminate the enabling transactions designated business exception.

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

The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the supervised bank or as a result of certain triggering events.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs with detailed requirements, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, in November 2024, the California Privacy Protection Agency proposed regulations under the CCPA relating to cybersecurity audits, risk assessments, and automated decision-making technology. We expect this trend of state-level cybersecurity regulation to continue and are continually monitoring developments in the states in which the Company operates.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, on July 26, 2023, the SEC adopted rules that require reporting in Current Reports on Form 8-K of material cybersecurity incidents. These rules also require disclosures in Annual Reports on Form 10-K describing (i) the processes for assessing, identifying and managing material risks from cybersecurity threats, (ii) the material effects or reasonably likely material effects of risks from cybersecurity threats and previous cybersecurity incidents, and (iii) the board of directors’ oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from cybersecurity threats.

In November 2021, the U.S. federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised IDI, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector.

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

In November 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. As of September 30, 2024, the FDIC’s total loss estimate was $24.1 billion, of which $18.9 billion will be recovered through the special assessment. Under the final rule, the assessment base is the estimated uninsured deposits that an IDI reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. For additional discussion of this special assessment, see the section entitled "Non-Interest Expense" under Item 7 of this Annual Report on Form 10-K.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under applicable rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposed rule that would reduce the maximum permissible interchange fee to 14.4 cents plus 4 basis points of the transaction value plus 1.3 cents in adjustments for fraud prevention purposes for many types of debit interchange transactions. The proposed rule also included a mechanism to automatically update the maximum permissible interchange fee every two years based on responses to the debit card issuer survey. The proposed rule has yet to be finalized.

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

In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve and the SEC, first proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. In May and July 2024, the Federal Housing Finance Agency, the FDIC, the National Credit Union Administration, and the OCC re-proposed the revised rules on incentive-based payment arrangements that prohibit incentive-based compensation the encourages inappropriate risk. However, the Federal Reserve and the SEC have so far declined to join the other U.S. financial regulators in re-proposing the revised rules which are legislatively mandated to be a joint rule among the six aforementioned U.S. financial regulators.

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

As previously disclosed in the Company’s Current Report on Form 8-K filed on June 27, 2023 and discussed in greater detail in Note 16 – Commitments and Contingencies and Related-Party Transactions, on June 21, 2023, Umpqua Bank was informed by one of its technology service providers (the “Vendor”) that a widely reported security incident involving MOVEit, a widely-used filesharing software, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of Umpqua Bank’s consumer and small business customers. Umpqua Bank notified potentially affected customers of this incident and has worked with the Vendor to provide formal notification to affected customers with additional information and resources.

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

We may engage in future acquisitions involving the issuance of additional common stock and/or cash. Any such acquisitions and related issuances of stock may have a dilutive effect on EPS, book value per share, or the percentage ownership of current shareholders. The use of cash as consideration in any such acquisitions could impact our capital position and may require us to raise additional capital.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors, and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology.

We may not be able to attract or retain key employees.

Our success depends in significant part on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and other key employees. Leadership changes will occur from time to time, and we cannot predict whether significant resignations or other departures will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing, and retaining skilled personnel may continue to increase. The increase in remote and hybrid work arrangements has also increased competition for skilled personnel, and our current approach to in-office work may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable compared to arrangements offered by other companies, which could adversely affect our ability to attract and retain skilled and qualified personnel. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. The unexpected loss of any such employees, or the inability to recruit and retain qualified personnel in the future, could have a material adverse impact on our business, financial condition, results of operations, and prospects. In addition, the scope and content of U.S. banking regulators' regulations and policies on incentive compensation, as well as changes to these regulations and policies, could adversely affect our ability to hire, retain, and motivate our key employees.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential, or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Substantially all of our loan and deposit customers are businesses and individuals in Washington, Oregon, Idaho, California, Nevada, Utah, Arizona, and Colorado and soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations and prospects. We are focusing on growth opportunities in California, Arizona, Colorado, and Utah; however, economic softening in these areas could hinder our expansion plans. A deterioration in the market areas we serve could result in consequences, including the following, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
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
•low-cost or non-interest-bearing deposits may decrease; and
•demand for our loan and other products and services may decrease.

Concentrations within our loan portfolio could result in increased credit risk in a challenging economy.

While our loan portfolio is diversified across business sectors, it is concentrated in commercial real estate and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about significant loan concentrations. Commercial real estate valuations can be materially affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including online shopping), and resulting changes in occupancy rates as a result of these and other trends can also impact such valuations over relatively short periods. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations, and prospects.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.

As of December 31, 2024, 75% of our total gross loans were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Commercial real estate mortgage loans, which comprise a significant portion of our loan portfolio, generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Following the COVID-19 pandemic there has been an evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations, and prospects.

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

Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our income. Moreover, non-accrual loans increase our loan administration costs. Assets acquired by foreclosure or similar proceedings are recorded at fair value less estimated costs to sell. The valuation of these foreclosed assets is periodically updated and resulting losses, if any, are charged to earnings in the period in which they are identified. An increase in the level of non-performing assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition would have an adverse impact, which could be material, on our business, financial condition, results of operations, and prospects. In addition, the resolution of non-performing assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We may experience increases in non-performing loans in the future.

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

Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Although the Federal Reserve began decreasing the federal funds target rate during 2024 and short-term interest rates are expected to continue decreasing during 2025, interest rates may increase to combat inflation or otherwise. Lower rates could reduce our interest income and adversely affect our business forecasts. Alternatively, increases in interest rates may result in a change in the mix of non-interest and interest-bearing deposit accounts, and may have otherwise unpredictable effects. For example, increases in interest rates may result in increases in the number of delinquencies, bankruptcies or defaults by clients and more non-performing assets and net charge-offs, decreases in customer deposit levels, decreases to the demand for interest rate-based products and services, including loans, and changes to the level of off-balance sheet market-based investments preferred by our clients, each of which may reduce our interest rate spread. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, model and scorecard risks, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures, and additional charge-offs and may necessitate that we increase our ACL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be required, in the future, to recognize a credit loss with respect to investment securities.

Our securities portfolio currently includes securities with unrecognized losses. As of December 31, 2024, gross unrealized losses in our securities portfolio were $591.5 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities may come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any securities with an associated credit loss each reporting period, as required by GAAP in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize credit losses with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.

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

Conversely, there may be circumstances under which it would be prudent to consider alternatives for raising capital to take advantage of significant acquisition opportunities or in response to changing economic conditions. In addition, we may need to raise additional capital in the future to have sufficient capital resources and liquidity to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. We may not be able to raise additional capital when needed on terms acceptable to us or at all. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside our control, and our financial performance. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, any capital raising alternatives could dilute the holders of our outstanding common stock and may adversely affect the market price of our common stock.

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

Rate fluctuations are unpredictable and can adversely impact our ability to maintain consistently low cost funding.

Volatility in interest rates can also result in the flow of funds away from financial institutions into investments such as United States government and corporate securities and other investment vehicles (including mutual funds) that generally pay higher rates of return than financial institutions in part because of the absence of federal insurance premiums. This may cause the Bank to lose some of its low-cost deposit funding. Customers may also continue to move non-interest-bearing deposits into interest-bearing accounts, which increases overall deposit costs. Higher funding costs may reduce the Company’s net interest margin and net interest income. A prolonged period of high or increasing interest rates may cause the Company to experience an acceleration of deposit migration, which could adversely affect the Company’s operations and liquidity. This risk is exacerbated by technological developments and trends in customer behavior, including the ease and speed with which deposits may be transferred electronically, particularly by a growing number of customers who maintain accounts with multiple banks.

Loss of customer deposits could increase the Company’s funding costs.

Loss of customer deposits could increase the Company’s funding costs. The Company relies on bank deposits as a low-cost and stable funding source. Increases in short-term interest rates between March 2022 and July 2023 resulted in intense competition with banks and other financial services companies for deposits, causing the Company to increase the interest rates paid on deposits. In September 2024, the Federal Reserve reduced the federal funds rate, starting the current cycle of declining short-term interest rates. A lowering interest rate environment could also impact the Company. Lower interest rates may reduce the attractiveness of deposits, leading customers to seek higher returns elsewhere. This could force the Company to maintain higher than expected deposit interest rates to retain customers or rely on more expensive funding sources, which could impact funding costs and reduce net interest margin and income.

Checking and savings account balances may decrease as customers perceive alternative investments, like the stock market, as offering better returns. This shift could increase the Company’s funding costs and reduce net interest income. Additionally, mass withdrawals of deposits, as seen in certain bank failures in 2023, could be triggered by losses in investment portfolios or concerns about uninsured deposits. Technological advancements and changes in banking relationships, such as customers maintaining accounts at multiple banks, facilitate rapid deposit movements. The spread of information, including false rumors, through social media can exacerbate this risk. Significant deposit outflows could lead to higher funding costs, substantial losses, and a reduced ability to raise new capital.

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

We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. In addition, as a publicly traded company, we are subject to regulation by the SEC. Any change in applicable regulations or federal, state, or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws, or accounting principles, including as a result of changes in U.S. presidential administrations or one or both houses of Congress and other factors, could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition, or results of operations. For example, the Dodd-Frank Act was enacted in July 2010. Among other provisions, the legislation (i) created the CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) resulted in new capital requirements from federal banking agencies, (iii) placed new limits on electronic debit card interchange fees, and (iv) required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms, some of which have yet to be promulgated. The Dodd-Frank Act and regulations that have been adopted thereunder have increased the overall costs of regulatory compliance, and further regulatory developments whether related to Dodd-Frank or otherwise may lead to additional costs. In addition, the CFPB has broad rulemaking authority and is the principal federal regulatory agency responsible for the supervision and enforcement of a wide range of consumer protection laws for banks with greater than $10 billion in assets.

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

Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have an adverse impact, which could be material, on our business, financial condition, results of operations, and prospects. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies and inflation, foreign policy, and financial market volatility, all of which are beyond our control. Global economies continue to face significant challenges to achieving normalized economic growth rates. Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations, and prospects, and could also cause the market price of our stock to decline. If recessionary economic conditions or an economic downturn develop, they would likely have a negative financial impact across the financial services industry, including on us. If these conditions are more severe, the extent of the negative impact on our business and financial performance can increase and be more severe, including the adverse effects listed above and discussed throughout this “Risk Factors” section.

In recent years, supply chain constraints, robust demand and labor shortages have led to persistent inflationary pressures throughout the economy. The possible economic policies of the new U.S. presidential administration, including those already imposed and additional tariffs that may be imposed or increased tariffs on U.S. trading partners, may also lead to continued or renewed inflationary pressures. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of our borrowers, result in lower values for our investment securities and other interest-earning assets, and increase expense related to talent acquisition and retention.

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

Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions and finance, insurance and other non-depository companies operating in our market areas. We also experience competition, especially for deposits, from Internet-based banking institutions, which have grown rapidly in recent years. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are and/or have greater financial resources than we do. Some of our competitors may have liquidity issues, which could impact the pricing of deposits, loans, and other financial products in our markets. Our inability to effectively compete in our market areas could have a material adverse impact on our business, financial condition, results of operations, and prospects.

Climate change concerns could adversely affect our business, affect client activity levels, and damage our reputation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient. In addition, due to divergent stakeholder views regarding climate change, we are at increased risk that any actual or perceived action, or lack thereof, by us in connection with the transition to a less carbon-dependent economy will be perceived negatively by some stakeholders and adversely affect our business and reputation.

Our business is subject to the risks of pandemics, earthquakes, tsunamis, floods, fires and other natural catastrophic events and other events beyond our control.

A major catastrophe, such as an earthquake, tsunami, flood, fire, or other natural disaster, including those caused or exacerbated by climate change, public health issues such as the COVID-19 or other pandemics, or other events beyond our control, could result in a prolonged interruption of our business. For example, our headquarters is located in Tacoma, Washington and we have operations throughout the western United States, a geographical region that has been or may be affected by earthquakes, wildfires, tsunamis, and flooding activity. Because we primarily serve individuals and businesses in our eight-state footprint, a natural disaster likely would have a greater impact on our business, operations, and financial condition than if our business were more geographically diverse throughout the United States. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We are a separate and distinct legal entity from the Bank, and we receive substantially all of our operating cash flows from dividends and other payments from the Bank. These dividends and payments are the principal source of funds to pay dividends on our capital stock and interest and principal on any debt we may have. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

Our processes also aim to address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data, or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

As disclosed above, we have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. However, any failure in, or unauthorized access to, our information systems, as such term is defined in Item 106(a) of Regulation S-K, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses, and have a material adverse effect on our business, financial condition, results of operations and prospects. Failures, interruptions, or data breaches involving our information systems, or the information systems of our vendors, could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance, all of which could have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

As previously disclosed, beginning on August 18, 2023, some of the notified individuals filed lawsuits against Umpqua Bank in various federal and state courts seeking monetary recovery and other relief on behalf of themselves and one or more putative classes of other individuals similarly situated. The cases collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment, and violation of certain statutes, namely the Washington Consumer Protection Act, the California Consumer Legal Remedies Act, the California Consumer Privacy Act, and the California Unfair Competition Law. Umpqua Bank has engaged defense counsel and intends to vigorously defend against these suits and any similar or related suits or claims. Umpqua Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters. We cannot predict or determine the timing or outcome of these lawsuits or the impact they may have, if any, on our financial condition, results of operations, or cash flows. We believe that if one or more outcomes that are determined in favor of the plaintiffs in the litigation arising from the Vendor Incident it could have a material adverse effect on our business, operations, or financial results.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.

Our Board of Director’s Enterprise Risk Management Committee (the "ERMC") is responsible for the oversight of risks from cybersecurity threats. At least annually, the ERMC receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as anticipated emerging threats, cybersecurity posture, progress towards predetermined risk-mitigation-related goals, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the ERMC generally receives materials indicating current and emerging cybersecurity threat risks, and describing the Company’s ability to mitigate those risks, and discusses such matters with our Chief Information Security Officer, Chief Information Officer, and Chief Privacy and Information Risk Officer. Members of the ERMC are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters. Additionally, the Disclosure Committee periodically receives reports on cybersecurity threat risks to ensure that required disclosures are accurate and timely.

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

ITEM 2. PROPERTIES.

The Company’s principal properties include our leased corporate headquarters which is located at 13th & A Street, Tacoma, Washington and leased corporate office space in Lake Oswego, Oregon.

As of December 31, 2024, the Company had the following properties located throughout several counties in Oregon, Washington, California, Idaho, Nevada, Colorado, Arizona, and Utah:

	Owned Properties	Leased Properties	Total Properties
Customer-facing locations	168	146	314
Administrative locations	6	9	15
Total locations	174	155	329

ITEM 3. LEGAL PROCEEDINGS.

The information required by this item is set forth in Part II, Item 8 under Note 16 – Commitments and Contingencies and Related-Party Transactions—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)Our common stock is traded on the Nasdaq Stock Market LLC under the symbol "COLB." As of December 31, 2024, our common stock was held by 5,196 shareholders of record, a number that does not include beneficial owners who hold shares in "street name," or shareholders from previously acquired companies that have not exchanged their stock. As of December 31, 2024, a total of 2.3 million shares of unvested restricted stock units and awards were outstanding.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 of this Annual Report on Form 10-K.

(b)Not applicable.

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2024:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
10/01/24 - 10/31/24	837	$28.62	—	$—
11/01/24 - 11/30/24	232	$29.13	—	$—
12/01/24 - 12/31/24	1,688	$29.50	—	$—
Total for quarter	2,757	$29.20	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 2,757 shares to be issued upon vesting of restricted stock to pay withholding taxes. During the three months ended December 31, 2024, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)As of December 31, 2024, the Company does not have a current share repurchase authorization from the Board of Directors.

Restricted shares cancelled to pay withholding taxes totaled 285,000 and 261,000 shares during the years ended December 31, 2024 and 2023, respectively.
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Annual Report on Form 10-K.

Stock Performance Graph
The following chart, which is furnished as part of our annual report to shareholders and not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2024, with (i) the Nasdaq Composite Index, (ii) the Standard and Poor's 500 Index, and (iii) the Nasdaq Bank Index. This comparison assumes $100.00 was invested on December 31, 2019, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2019 to December 31, 2024, was obtained by using the closing prices as of the last trading day of each year.

Index Value
$250
$225
$200
$175
$150
$125
$100
$75
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Columbia Banking System, Inc.
Nasdaq Composite Index
S&P 500 Index
Nasdaq Bank Index

	Period Ending
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Columbia Banking System, Inc.	$100.00	$92.24	$86.58	$82.88	$77.99	$84.22
Nasdaq Composite Index	$100.00	$145.05	$177.27	$119.63	$173.11	$224.34
S&P 500 Index	$100.00	$118.39	$153.34	$124.73	$157.48	$196.85
Nasdaq Bank Index	$100.00	$92.50	$132.19	$110.67	$106.87	$128.85

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this Annual Report on Form 10-K.
The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. For a discussion of the year ended December 31, 2022, including a comparison to the year ended December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, on Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 27, 2024.

EXECUTIVE OVERVIEW

Financial Performance
•Earnings per diluted common share were $2.55 for the year ended December 31, 2024, compared to $1.78 for the year ended December 31, 2023. The increase for the year ended December 31, 2024, as compared to the prior year, was primarily driven by a decrease in non-interest expense due to lower expenses related to the Merger, as the majority were recognized in 2023. In addition, provision for credit losses decreased, primarily due to the initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023, as well as credit migration trends, charge-off activity, changes in the economic forecasts used in credit models, and a recalibration of the commercial CECL model in the first quarter of 2024. These favorable changes were partially offset by a decrease in net interest income.

•Net interest income was $1.7 billion for the year ended December 31, 2024, as compared to $1.8 billion for the year ended December 31, 2023. The decrease was primarily driven by higher rates on interest-bearing liabilities and a shift in the funding mix into higher-cost sources, partially offset by higher average yields on interest-earning assets and higher average balances.

•Net interest margin, on a tax equivalent basis, was 3.57% for the year ended December 31, 2024, compared to 3.91% for the year ended December 31, 2023. The decrease is primarily due to higher funding costs that reflect deposit repricing and a shift in product mix. This was partially offset by an increase in interest-earning asset yields given interest rate movements, with the most impactful average rate increase in the loan and leases category.

•Non-interest income was $211.0 million for the year ended December 31, 2024, compared to $203.9 million for the year ended December 31, 2023. The increase was partially due to a favorable change in the net fair value loss of the MSR asset as a result of a $15.9 million loss for the year ended December 31, 2024, compared to a net fair value loss of $28.5 million for the prior year. In addition, there were increases in many other non-interest income categories, largely due to the impact of a full year as a combined company compared to only ten months as a combined company for the prior year, as well as increasing fee-generating product traction with our customer base as we execute our Business Bank of Choice operating strategy. These favorable changes were partially offset by a decrease in other income of $8.0 million, largely driven by interest rate fluctuations impacting the fair value of certain loans held for investment, partially offset by the impact of rate fluctuations on swap derivatives.

•Non-interest expense was $1.1 billion for the year ended December 31, 2024, compared to $1.3 billion for the year ended December 31, 2023. This reflects a decrease in merger and restructuring expenses of $147.9 million and decreases in FDIC assessments, which was impacted by the $32.9 million special assessment expense that was incurred in 2023. Salaries and employee benefits also decreased, largely due a reduction in employees as a result of Merger synergies realized in 2023 and operational efficiency activities in 2024.

•Total loans and leases were $37.7 billion as of December 31, 2024, an increase of $239.0 million, or 0.6%, compared to December 31, 2023. The increase in total loans and leases was primarily due to increases in the commercial and commercial real estate loan balances, partially offset by a decrease in residential balances. The increase was driven by commercial line utilization and new originations, partially offset by charge-offs and loan payoffs. Balances were also impacted by a decline in transactional multifamily and residential loans, which trended lower as we organically remix the portfolio into relationship-driven commercial loans.

•Total deposits were $41.7 billion as of December 31, 2024, an increase of $113.7 million, or 0.3%, from December 31, 2023. The increase was primarily due to an increase in customer deposits with the largest change being in the commercial customer balances, reflective of our Business Bank of Choice operating strategy. This was partially offset by a decrease in brokered deposits. The interest-bearing deposit mix increased mainly due to a migration from non-interest-bearing to interest-bearing accounts as customers seek higher rates in the current interest rate environment.

•Total consolidated assets were $51.6 billion as of December 31, 2024, compared to $52.2 billion as of December 31, 2023. The reduction is primarily due to decline in investment debt securities, driven by paydowns, calls, maturities, and a reduction in fair value given interest rate changes during the year. Additionally, there was a decrease in cash and cash equivalents, reflecting the deleveraging of wholesale borrowings. These reductions were partially offset by an increase in loans and leases, primarily driven by organic loan growth.

Credit Quality
•Non-performing assets increased to $169.6 million, or 0.33% of total assets, as of December 31, 2024, compared to $113.9 million, or 0.22% of total assets, as of December 31, 2023. Non-performing loans were $166.9 million, or 0.44% of total loans and leases, as of December 31, 2024, compared to $112.9 million, or 0.30% of total loans and leases, as of December 31, 2023. As of December 31, 2024, non-performing loans included $73.6 million in government guarantees. The rise in non-performing assets was mainly due to migration in our SBA portfolio, an owner-occupied commercial real estate property, and the end of certain COVID-related designations in the residential mortgage portfolio.

•The ACL was $440.8 million, or 1.17% of loans and leases, as of December 31, 2024, a decrease of $23.3 million, as compared to $464.1 million, or 1.24% of loans and leases, as of December 31, 2023. The change in the ACL was due to changes in the economic assumptions used in credit models, credit migration trends, and a recalibration of the commercial CECL model in the first quarter of 2024.

•The Company had a provision for credit losses of $105.9 million for the year ended December 31, 2024, compared to a provision for credit losses of $213.2 million in the prior year. The decrease in provision expense for the year ended December 31, 2024 as compared to the prior year was due to the prior year including an $88.4 million initial provision for historical Columbia non-PCD loans related to the Merger. This initial provision, as well as changes in the economic assumptions used in credit models and a recalibration of the commercial CECL model in the first quarter of 2024, contributed to the change when compared to the same period in the current year. As a percentage of average outstanding loans and leases, the provision for credit losses for the year ended December 31, 2024 was 0.28%, as compared to 0.60% for the prior year.

Liquidity

•Total cash and cash equivalents were $1.9 billion as of December 31, 2024, a decrease of $284.3 million from December 31, 2023. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage the balance sheet by decreasing debt and non-deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $18.0 billion as of December 31, 2024, representing 35% of total assets, 43% of total deposits, and 128% of estimated uninsured deposits.

Capital
•The Company's total risk-based capital ratio was 12.8% and its CET1 risk-based capital ratio was 10.5% as of December 31, 2024, as compared to 11.9% and 9.6%, respectively, as of December 31, 2023.

•The Company paid cash dividends of $1.44 per common share during the year ended December 31, 2024.

California Wildfires
•Southern California has experienced unprecedented wildfires in recent years, which have impacted the Bank's customers and associates. While some of our businesses and associates have been directly affected by the damage, the response from our teams across the organization has been truly inspiring. As a company, we have established grant programs to support communities in the wake of disasters like wildfires. We actively collaborate with community organizations to aid in recovery efforts as they unfold. Our commitment to our communities, customers, and associates is unwavering, and we are dedicated to supporting, rebuilding, and restoring the communities affected by these devastating fires.

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

Management believes the ACL and goodwill estimates are important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers them to be critical accounting estimates.

Allowance for Credit Losses

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL was $440.8 million at December 31, 2024 and $464.1 million at December 31, 2023.

Under CECL, Management has flexibility in selecting the methodology for estimating expected credit losses, which must be calculated over the asset’s contractual term, and adjusted for prepayments, utilizing quantitative and qualitative factors. Management uses complex models to forecast future economic conditions based on specific macroeconomic variables for each loan and lease portfolio.

The adequacy of the ACL is monitored regularly, considering factors such as: CECL model outputs; loan portfolio quality and risk ratings; economic conditions; loan concentrations and growth rates; past-due and non-performing trends; specific loss estimates for significant problem loans; historical charge-off and recovery experience. As of December 31, 2024, the Bank used Moody's Analytics' November 2024 consensus forecast to estimate the ACL.

To assess sensitivity, the Bank applied the Moody's Analytics' November 2024 S2 scenario, which predicts a 75% probability of better economic performance and a 25% probability of worse performance. For additional information related to the economic scenario, see Note 6 – Allowance for Credit Losses in Item 8 of this Annual Report on Form 10-K.

This scenario would result in a quantitative lifetime loss estimate approximately 1.2 times our modeled period-end ACL, an increase of approximately $87 million, without qualitative adjustments. This analysis pertains solely to the modeled credit loss estimate and does not encompass the overall period-end ACL, which incorporates qualitative adjustments.

The determination of the ACL considers both quantitative and qualitative factors. This sensitivity analysis does not necessarily reflect the nature and extent of future changes in the ACL or what the ACL would be under these economic circumstances. Instead, it highlights the impact of adverse macroeconomic changes on modeled loss estimates. The hypothetical determination does not incorporate management judgment or other qualitative factors that could be applied in the actual estimation of the ACL and does not imply any expected future deterioration in loss rates.

Since economic conditions and forecasts can change, and future events are inherently difficult to predict, the estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is challenging to estimate how changes in any single economic factor or input might affect the overall allowance, as many factors and inputs are considered. These changes may not occur at the same rate or be consistent across all product types. Additionally, improvements in one factor may offset deterioration in others.

For additional information related to the Company's ACL, see Note 1 – Summary of Significant Accounting Policies in Item 8 of this Annual Report on Form 10-K.

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

Based on the results of the annual goodwill impairment test, it was determined that no goodwill impairment charges were required as our single reporting unit’s fair value exceeded its carrying amount. The determination of the fair value is a subjective process that involves the use of estimates and judgments, particularly related to the appropriate discount rates and an applicable control premium. The Company determined the fair value utilizing average acquisition multiples as well as calculating its market capitalization based on the closing price of the Company’s stock at the measurement date, incorporating an additional control premium, and comparing this market-based fair value measurement to the aggregate fair value of the Company. The percentage at which the fair value exceeded the carrying value is approximately 25%. As of October 31, 2024, a decrease in market multiples and utilizing an average stock price for market capitalization would reduce estimated entity fair value by approximately $1 million and would not result in any impairment. As of December 31, 2024, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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

Comparison of current year to prior year

For the year ended December 31, 2024, the Company had net income of $533.7 million, compared to net income of $348.7 million for the same period in the prior year. The increase in net income was mainly attributable to decreases in non-interest expense and provision for credit losses, partially offset by a decrease in net interest income. The $208.0 million decrease in non-interest expense was primarily due to a decrease in merger and restructuring expenses, as the majority of the merger expenses associated with the Merger were recognized in 2023. The decrease of $107.3 million in provision for credit losses was impacted by the initial provision of $88.4 million for historical Columbia non-PCD loans that was recorded in the first quarter of 2023, in addition to credit migration trends, charge-off activity, changes in the economic forecasts used in credit models, and the recalibration of the commercial CECL model in the first quarter of 2024. The decrease of $74.8 million in net interest income was due to higher rates on interest-bearing liabilities and a shift in the funding mix into higher-cost sources, partially offset by higher average yields on interest-earning assets and a larger average balance sheet for the year ended December 31, 2024. The Company paid down term debt and reduced brokered deposit balances during the year to continue to rebalance our funding sources in support of our liquidity management program and lower the cost of liabilities.

During the first quarter of 2024, the Company conducted an enterprise-wide evaluation of our operations, which resulted in consolidated positions and simplified reporting and organizational structures. As of December 31, 2024, the Company incurred $12.9 million in restructuring expenses, but achieved $82 million in annualized cost savings, or $70 million net of planned reinvestment associated with recent operational initiatives. The Company will continue to invest in customer-focused technology, experienced bankers, and strategic locations going forward. There are five branches slated to open in 2025, as well as technological enhancements that are targeted to create additional operational efficiencies and bring additional revenue opportunities to the Company in the future.

The following table presents the return on average assets (GAAP), average common shareholders' equity (GAAP), and average tangible common shareholders' equity (non-GAAP) for the years ended December 31, 2024, 2023, and 2022. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization. Return on average tangible common shareholders' equity is also used as part of our incentive compensation program for our executive officers. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

For the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Return on average assets	1.03%	0.70%	1.09%
Return on average common shareholders' equity	10.55%	7.81%	13.07%
Return on average tangible common shareholders' equity	15.31%	11.46%	13.11%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$5,060,365	$4,466,725	$2,575,577
Less: average goodwill and other intangible assets, net	1,573,712	1,423,075	6,847
Average tangible common shareholders' equity	$3,486,653	$3,043,650	$2,568,730

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
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2024, and 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Total shareholders' equity	$5,118,224	$4,995,034
Less: Goodwill	1,029,234	1,029,234
Less: Other intangible assets, net	484,248	603,679
Tangible common shareholders' equity	$3,604,742	$3,362,121

Total assets	$51,576,397	$52,173,596
Less: Goodwill	1,029,234	1,029,234
Less: Other intangible assets, net	484,248	603,679
Tangible assets	$50,062,915	$50,540,683

Total shareholders' equity to total assets ratio	9.92%	9.57%
Tangible common equity to tangible assets ratio	7.20%	6.65%

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

NET INTEREST INCOME

Net interest income for 2024 was $1.7 billion, a decrease of $74.8 million, or 4%, compared to the same period in 2023. The decrease was due to higher rates on interest-bearing liabilities and a shift in the funding mix into higher-cost sources, partially offset by higher average yields on interest-earning assets and a larger average balance sheet for the year ended December 31, 2024 compared to the prior year, as a result of the Merger.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.57% for 2024, as compared to 3.91% for 2023, a decrease of 34 basis points. This decrease for the year ended December 31, 2024 compared to the prior year was due to higher funding costs that reflect deposit repricing and a shift in product mix.
The yield on loans and leases for 2024 and 2023 was 6.15% and 5.95%, respectively, an increase of 20 basis points, primarily attributable to the higher interest rate environment during most of 2024. The cost of interest-bearing liabilities was 3.21% for the year ended December 31, 2024, compared to 2.56% for the year ended December 31, 2023. This increase of 65 basis points reflects a mix of higher-cost interest-bearing demand, money market, and time deposits and higher interest rates not offset by a reduction in borrowing and borrowing rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.
The Federal Reserve lowered the target range for the federal funds rate by 0.50% in September 2024 and an additional 0.25% in both November and December 2024. During the January 2025 meeting, the Federal Reserve maintained the target rate at 4.25%-4.50%. Between March 2022 and July 2023, the Federal Reserve raised the target range for the federal funds rate by 5.25%. During that period, our net interest margin expanded as our balance sheet became increasingly profitable due to active rate increases by the Federal Reserve and the lagged impact to deposit pricing compared to earning asset repricing. After the Federal Reserve ceased increasing the federal funds rate, we experienced an increase in our funding costs that outpaced the increase in our earning asset yields, as our deposits continued to reprice higher and our funding base experienced a shift toward higher-cost sources as Federal Reserve actions reduced available liquidity within the banking industry. As a result, our net interest margin contracted during the latter half of 2023 due to the impact of higher funding costs and minimal change to the average yield on earning assets. Our net interest margin began to stabilize in the 3.5% to 3.6% range beginning in February 2024, following a comprehensive review related to how we evaluate and approve deposit pricing. Further, the impact of balance sheet composition changes and the higher interest rate environment shifted the interest rate sensitivity position of the balance sheet to a liability sensitive position as of December 31, 2024 from an asset sensitive position at the onset of the rising rate environment.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2024, 2023, and 2022:

	2024			2023			2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$69,348	$4,505	6.50%	$87,675	$3,871	4.42%	$208,141	$8,812	4.23%
Loans and leases (1)	37,585,426	2,315,859	6.15%	35,412,594	2,109,744	5.95%	24,225,518	1,041,446	4.29%
Taxable securities	7,928,449	317,134	4.00%	7,479,573	289,944	3.88%	3,343,721	72,702	2.17%
Non-taxable securities (2)	833,915	31,499	3.78%	740,376	28,236	3.81%	216,943	6,669	3.07%
Temporary investments and interest-bearing cash	1,696,070	90,227	5.32%	2,147,348	111,659	5.20%	1,561,808	19,706	1.26%
Total interest-earning assets (1)(2)	48,113,208	2,759,224	5.73%	45,867,566	2,543,454	5.54%	29,556,131	1,149,335	3.88%
Goodwill and other intangible assets	1,573,712			1,423,075			6,847
Other assets	2,228,134			2,205,678			1,254,418
Total assets	$51,915,054			$49,496,319			$30,817,396
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,265,535	$214,869	2.60%	$6,280,333	$97,162	1.55%	$3,886,390	$8,185	0.21%
Money market deposits	10,998,452	299,741	2.73%	9,962,837	185,035	1.86%	7,552,666	26,415	0.35%
Savings deposits	2,528,828	3,409	0.13%	2,994,333	3,384	0.11%	2,411,448	880	0.04%
Time deposits	6,219,996	284,787	4.58%	4,743,615	176,073	3.71%	1,743,988	12,715	0.73%
Total interest-bearing deposits	28,012,811	802,806	2.87%	23,981,118	461,654	1.93%	15,594,492	48,195	0.31%
Repurchase agreements and federal funds purchased	212,235	4,873	2.30%	269,853	3,923	1.45%	465,600	997	0.21%
Borrowings	3,691,530	190,241	5.15%	4,522,656	242,914	5.37%	226,665	8,920	3.94%
Junior and other subordinated debentures	419,459	38,918	9.28%	421,195	37,665	8.94%	399,568	19,889	4.98%
Total interest-bearing liabilities	32,336,035	1,036,838	3.21%	29,194,822	746,156	2.56%	16,686,325	78,001	0.47%
Non-interest-bearing deposits	13,608,946			14,927,443			11,053,921
Other liabilities	909,708			907,329			501,573
Total liabilities	46,854,689			45,029,594			28,241,819
Common equity	5,060,365			4,466,725			2,575,577
Total liabilities and shareholders' equity	$51,915,054			$49,496,319			$30,817,396
NET INTEREST INCOME (2)		$1,722,386			$1,797,298			$1,071,334
NET INTEREST SPREAD (2)			2.52%			2.98%			3.41%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN			3.57%			3.91%			3.62%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income was adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.0 million, $4.1 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2024 compared to 2023, as well as between 2023 and 2022. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(926)	$1,560	$634	$(5,304)	$363	$(4,941)
Loans and leases	132,620	73,495	206,115	581,254	487,044	1,068,298
Taxable securities	17,763	9,427	27,190	133,038	84,204	217,242
Non-taxable securities (1)	3,535	(272)	3,263	19,611	1,956	21,567
Temporary investments and interest-bearing cash	(23,954)	2,522	(21,432)	9,861	82,092	91,953
Total interest-earning assets (1)	129,038	86,732	215,770	738,460	655,659	1,394,119
Interest-bearing liabilities:
Interest-bearing demand deposits	37,341	80,366	117,707	7,873	81,104	88,977
Money market	20,869	93,837	114,706	10,935	147,685	158,620
Savings	(571)	596	25	259	2,245	2,504
Time deposits	62,111	46,603	108,714	48,352	115,006	163,358
Repurchase agreements	(719)	1,669	950	(810)	3,736	2,926
Borrowings	(43,159)	(9,514)	(52,673)	229,574	4,420	233,994
Junior subordinated debentures	(155)	1,408	1,253	1,131	16,645	17,776
Total interest-bearing liabilities	75,717	214,965	290,682	297,314	370,841	668,155
Net increase (decrease) in net interest income (1)	$53,321	$(128,233)	$(74,912)	$441,146	$284,818	$725,964
(1) Tax-exempt income was adjusted to a tax equivalent basis at a 21% tax rate.

PROVISION FOR CREDIT LOSSES

The Company had a $105.9 million provision for credit losses for 2024, as compared to a $213.2 million provision for credit losses for 2023. The change was primarily driven by the $88.4 million initial provision for historical Columbia non-PCD loans that was recorded in the first quarter of 2023, in addition to credit migration trends, charge-off activity, and changes in the economic forecasts used in credit models. Additionally, during the first quarter of 2024, we recalibrated the commercial CECL model to be more reflective of the post-Merger loan portfolio after a full year operating as a combined organization. We believe the recalibrated model is more reflective of the quality of our underwriting and borrower profiles. As a percentage of average outstanding loans and leases, the provision for credit losses recorded for 2024 was 0.28%, as compared to 0.60% for the prior period.

Net charge-offs were $129.2 million for 2024, or 0.34% of average loans and leases, compared to net charge-offs of $96.7 million, or 0.27% of average loans and leases, for 2023. Net charge-offs in the FinPac portfolio were $87.6 million for the year ended December 31, 2024, as compared to $87.3 million for the year ended December 31, 2023. Net charge-offs for the Bank were $41.6 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively. Net charge-offs for the Bank in 2024 reflect the transition to a more typical credit environment after a period of exceptional quality and a charge-off in the first quarter of 2024 centered in a single commercial credit.

Typically, loans in non-accrual status will not have an ACL as they will be written down to their net realizable value or charged off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore, homogeneous leases and equipment finance agreements on non-accrual will have an ACL amount until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $21.0 million as of December 31, 2024 have a related ACL of $18.3 million, with the remaining loans written down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

 NON-INTEREST INCOME

The following table presents the key components of non-interest income and the related dollar and percentage change for the years ended December 31, 2024 and 2023:

	2024 compared to 2023
(dollars in thousands)	2024	2023	Change Amount	Change Percent
Service charges on deposits	$71,517	$65,525	$5,992	9%
Card-based fees	57,089	55,263	1,826	3%
Financial services and trust revenue	20,208	13,471	6,737	50%
Residential mortgage banking revenue, net	24,108	16,789	7,319	44%
Gain on sale of debt securities, net	24	13	11	85%
(Loss) gain on equity securities, net	(392)	2,300	(2,692)	(117)%
(Loss) gain on loan and lease sales, net	(2,853)	4,414	(7,267)	(165)%
Bank owned life insurance income	18,760	15,624	3,136	20%
Other income	22,505	30,528	(8,023)	(26)%
Total non-interest income	$210,966	$203,927	$7,039	3%

Service charges on deposits, card-based fees, and financial services and trust revenue increased in 2024 compared to 2023. The increases reflect the impact of a full year as a combined company compared to only ten months as a combined company for the prior year period, as well as increasing fee-generating product traction with our customer base as we execute our Business Bank of Choice operating strategy. We continue to focus on generating sustainable core fee income with new and existing customers.

Residential mortgage banking revenue increased in 2024 compared to 2023. The variance was due to a favorable change in the net fair value loss of the MSR asset as a result of a $15.9 million loss for the year ended December 31, 2024, compared to a net fair value loss of $28.5 million for the same period in 2023, which is inclusive of MSR hedge losses of $8.6 million for the current year compared to $4.7 million in the prior year. While there was an increase in the origination and sale of mortgages during 2024 when compared to 2023, it was more than offset by a decrease in servicing revenue. The decrease in servicing revenue was expected for 2024 due to a reduction in the serviced loan portfolio size as result of the September 2023 sale of approximately one-third of the MSR portfolio. This sale was the result of strategic actions taken by the Company to restructure its mortgage business given the lower mortgage origination volume in the higher rate environment and focus on relationship banking that drives balanced growth in loans, deposits, and core fee income. These changes were intended to reduce expenses, limit the impact of fair value changes to the statement of income, and moderate portfolio mortgage growth.

(Loss) gain on loan and lease sales, net had an unfavorable change in 2024 compared to 2023, largely driven by lower volume of SBA loan sales combined with strategic sales of existing loans that had greater potential for charge-offs in the future.

Other income in 2024 compared to 2023 decreased primarily due to an unfavorable change of $13.1 million in the fair value of certain loans held for investment, as the impact of interest rate fluctuations resulted in a loss of $10.5 million in the current year as compared to a gain of $2.6 million in the prior year. The decrease was partially offset by the impact of rate fluctuations on swap derivatives with a gain in the current year compared to a loss in the prior year, resulting in a favorable change of $6.3 million.

NON-INTEREST EXPENSE

The following table presents the key elements of non-interest expense and the related dollar and percentage change for the years ended December 31, 2024 and 2023:

	2024 compared to 2023
(dollars in thousands)	2024	2023	Change Amount	Change Percent
Salaries and employee benefits	$588,830	$616,103	$(27,273)	(4)%
Occupancy and equipment, net	182,372	183,480	(1,108)	(1)%
Communications	13,871	16,252	(2,381)	(15)%
Marketing	11,036	11,399	(363)	(3)%
Services	57,614	57,641	(27)	—%
FDIC assessments	41,577	71,402	(29,825)	(42)%
Intangible amortization	119,431	111,296	8,135	7%
Merger and restructuring expense	23,713	171,659	(147,946)	(86)%
Other expenses	66,250	73,468	(7,218)	(10)%
Total non-interest expense	$1,104,694	$1,312,700	$(208,006)	(16)%

Salaries and employee benefits decreased in 2024 compared to 2023 due primarily to a reduction in employees related to the merger synergies realized in 2023 and the additional operational efficiency activities in 2024, partially offset by the current year including a full year as a combined company, compared to only ten months during the year ended December 31, 2023.
FDIC assessments decreased in 2024 compared to 2023 due to the prior period including $32.9 million in expense related to the FDIC special assessment to replenish the DIF following bank closures in March 2023, whereas the current period includes $5.7 million in FDIC special assessment expense.
Merger and restructuring expense decreased in 2024 compared to 2023, with the largest drivers of the decrease being lower legal and professional fees and premises and equipment expense related to the Merger. Columbia closed the Merger and completed the core systems conversion during the first quarter of 2023. The decrease in Merger expenses was partially offset by $12.9 million in restructuring expenses during the year ended December 31, 2024.
INCOME TAXES

Our consolidated effective tax rate for 2024 was 25.7%, compared to 26.0% for 2023. The 2024 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes, net tax-exempt income on investment securities, non-deductible FDIC assessments, and tax credits and benefits arising from low-income housing investments. Refer to Note 25 – Income Taxes in Item 8 of this Annual Report on Form 10-K for more information about the Company's taxes.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $1.9 billion as of December 31, 2024, compared to $2.2 billion at December 31, 2023. Excess cash was used to pay down borrowings, as well as to fund loan portfolio growth of $239.0 million.

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
Equity and other securities consist primarily of investments in fixed income mutual funds to support our CRA initiatives and securities invested in rabbi trusts for the benefit of certain current or former executives and employees as required by the underlying agreements. Equity and other securities were $78.1 million at December 31, 2024, compared to $77.0 million as of December 31, 2023.

Investment debt securities available for sale were $8.3 billion as of December 31, 2024, compared to $8.8 billion as of December 31, 2023. The decrease was primarily due to paydowns, calls, and maturities of $552.4 million and a decrease of $150.8 million in fair value of investment securities available for sale, due to changes in market interest rates during the period, partially offset by net accretion and purchases, which have been focused on CRA qualifying investments.

The following tables present the par value, amortized cost, and fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	December 31, 2024				December 31, 2023
(dollars in thousands)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,486,374	$1,495,542	$1,422,787	17%	$1,546,374	$1,551,074	$1,478,392	17%
Obligations of states and political subdivisions	1,115,198	1,055,535	1,026,053	12%	1,135,345	1,073,264	1,072,105	12%
Mortgage-backed securities and collateralized mortgage obligations	6,701,037	6,307,252	5,825,775	71%	7,103,633	6,638,439	6,279,373	71%
Total available for sale securities	$9,302,609	$8,858,329	$8,274,615	100%	$9,785,352	$9,262,777	$8,829,870	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,186	$2,101	$2,703	100%	$3,564	$2,300	$3,025	100%
Total held to maturity securities	$3,186	$2,101	$2,703	100%	$3,564	$2,300	$3,025	100%

The following table presents information regarding the amortized cost, fair value, average yield, and maturity structure of the debt securities portfolio as of December 31, 2024:

(dollars in thousands)	Amortized Cost	Fair Value	Average Yield (1)
U.S. treasury and agencies
One year or less	$162,718	$162,819	4.15%
One to five years	1,302,294	1,234,259	2.86%
Five to ten years	30,530	25,709	2.48%
Total U.S. treasury and agencies	1,495,542	1,422,787	3.00%
Obligations of states and political subdivisions
One year or less	72,079	71,807	4.11%
One to five years	495,442	484,327	3.72%
Five to ten years	283,013	266,894	3.90%
Over ten years	205,001	203,025	5.31%
Total obligations of states and political subdivisions	1,055,535	1,026,053	4.11%
Other Securities
Mortgage-backed securities and collateralized mortgage obligations	6,309,353	5,828,478	3.83%
Total debt securities	$8,860,430	$8,277,318	3.72%
(1) The weighted average yields represent a projected yield to maturity given current cash flow projections for MBS/CMOs and is a yield to worst for callable securities. For adjustable MBS, the projected book yield represents the yield to maturity based on current index levels. Yields are calculated on an amortized cost basis and are stated on a federal tax equivalent basis of 21%.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 5.1 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

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

As December 31, 2024, the available for sale investment portfolio had gross unrealized losses of $591.5 million. Unrealized losses included unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $485.4 million. The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of December 31, 2024.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $150.0 million and $179.3 million as of December 31, 2024 and 2023, respectively, the majority of which represents the Bank's investment in the FHLB. The decrease is attributable to redemptions of FHLB stock due to decreased FHLB borrowing activity during the period. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As of December 31, 2024, the Bank's minimum required investment in FHLB stock was $149.5 million.

LOANS AND LEASES

Total loans and leases outstanding as of December 31, 2024 were $37.7 billion, an increase of $239.0 million compared to December 31, 2023. The increase was primarily attributable to organic loan growth of $538.6 million, partially offset by charge-offs of $151.2 million and loan sales of $148.5 million. The loan to deposit ratio as of both December 31, 2024 and 2023 was 90%.

The following table presents the concentration distribution of our loan and lease portfolio by major type as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,278,154	17%	$6,482,940	17%
Owner occupied term, net	5,270,294	14%	5,195,605	14%
Multifamily, net	5,804,364	15%	5,704,734	15%
Construction & development, net	1,983,213	5%	1,747,302	5%
Residential development, net	231,647	1%	323,899	1%
Commercial
Term, net	5,537,618	15%	5,536,765	15%
Lines of credit & other, net	2,769,643	7%	2,430,127	6%
Leases & equipment finance, net	1,660,835	4%	1,729,512	5%
Residential
Mortgage, net	5,933,352	16%	6,157,166	16%
Home equity loans & lines, net	2,031,653	5%	1,938,166	5%
Consumer & other, net	180,128	1%	195,735	1%
Total, net of deferred fees and costs	$37,680,901	100%	$37,441,951	100%

The following table presents the maturity distribution of our loan and lease portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2024:

	By Maturity					Loans Over One Year by Rate Sensitivity
(in thousands)	One Year or Less	One Through Five Years	Five Through 15 Years	Over 15 Years	Total	Fixed Rate	Floating/Adjustable Rate
Commercial real estate
Non-owner occupied term, net	$588,133	$2,426,756	$3,130,558	$132,707	$6,278,154	$2,071,358	$3,618,663
Owner occupied term, net	214,045	1,426,072	3,249,581	380,596	5,270,294	2,570,931	2,485,318
Multifamily, net	59,516	645,334	1,262,313	3,837,201	5,804,364	975,762	4,769,086
Construction & development, net	1,142,259	662,042	159,779	19,133	1,983,213	189,805	651,149
Residential development, net	164,464	66,586	597	—	231,647	605	66,578
Commercial
Term, net	2,083,715	1,700,989	1,555,888	197,026	5,537,618	2,198,895	1,255,008
Lines of credit & other, net	1,685,284	864,211	172,096	48,052	2,769,643	152,780	931,579
Leases & equipment finance, net	96,475	1,403,072	161,288	—	1,660,835	1,564,360	—
Residential
Mortgage, net	2,270	4,284	506,134	5,420,664	5,933,352	2,038,941	3,892,141
Home equity loans & lines, net	2,709	5,507	320,457	1,702,980	2,031,653	305,270	1,723,674
Consumer & other, net	16,026	146,439	17,014	649	180,128	51,946	112,156
Total loans and leases	$6,054,896	$9,351,292	$10,535,705	$11,739,008	$37,680,901	$12,120,653	$19,505,352

Loan Origination/Risk Management

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The Bank maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the appropriate committees of our board of directors. The loan review process evaluates that the risk identification and assessment decisions made by lenders and credit personnel are in line with our policies and procedures.

Commercial Real Estate and Commercial Loans

Commercial real estate and commercial loans are the largest classifications within earning assets, representing 41% and 20%, respectively, of average earning assets for the year ended December 31, 2024, as compared to 40% and 20%, respectively, for the year ended December 31, 2023. The increase in commercial real estate and commercial loan balances between December 31, 2024 and December 31, 2023 was driven by commercial line utilization and new originations, partially offset by loan payoffs.

Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. Non-performing loans as of December 31, 2024 included $73.6 million in government guarantees on the commercial real estate, commercial, and residential portfolios, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The commercial real estate portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale commercial real estate properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. Commercial real estate loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Management monitors and evaluates commercial real estate loans based on debt service coverage, collateral, and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Third-party experts are also utilized to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. At December 31, 2024, approximately 26.9% of the outstanding principal balance of our commercial real estate loan portfolio were secured by owner-occupied properties.

As of December 31, 2024, the commercial real estate loan portfolio was $19.6 billion, an increase of $113.2 million compared to December 31, 2023, driven by construction and development loan and line utilization, offset by loan payoffs. Commercial real estate concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic and business diversity, primarily in our footprint.

The following table provides detail on commercial real estate loans by property type:

	December 31, 2024			December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	% of Total Commercial Real Estate	Outstanding	Non-accrual (1)	% of Total Commercial Real Estate
Commercial real estate loans by property type:
Multifamily	$7,311,500	$—	—%	$6,978,498	$—	—%
Office	2,873,561	10,304	0.05%	2,980,240	13,335	0.07%
Industrial	2,981,161	5,010	0.03%	2,812,295	2,053	0.01%
Retail	2,000,141	2,389	0.01%	2,083,960	3,715	0.02%
Special Purpose	1,317,463	14,751	0.08%	1,348,343	4,566	0.03%
Hotel/Motel	724,271	13	—%	755,132	2,622	0.01%
Other	2,359,575	6,865	0.03%	2,496,012	2,398	0.01%
Total commercial real estate loans	$19,567,672	$39,332	0.20%	$19,454,480	$28,689	0.15%
(1) Commercial real estate non-accrual loans are inclusive of government guarantees of $16.3 million and $7.7 million as of December 31, 2024 and 2023, respectively.

The following table provides detail on the geographic distribution of our commercial real estate portfolio as of the periods indicated:

	December 31, 2024		December 31, 2023
(in thousands)	Amount	% of total	Amount	% of total
Southern California	$3,752,705	19%	$3,847,758	20%
Puget Sound	3,712,306	19%	3,700,923	19%
Oregon Other	2,908,835	15%	2,795,472	14%
Portland Metro	2,643,814	14%	2,774,515	14%
Northern California (excluding the Bay Area)	2,027,906	10%	1,993,323	10%
Bay Area	1,404,444	7%	1,419,485	7%
Washington Other	1,297,715	7%	1,293,619	7%
Other	1,819,947	9%	1,629,385	9%
Total commercial real estate loans	$19,567,672	100%	$19,454,480	100%

Loans secured by multifamily properties, including construction, represented 19% of the total loan portfolio at both December 31, 2024 and 2023. These assets continue to perform well due to demand for rental properties in our geographical footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 8% of our total loan portfolio at both December 31, 2024 and December 31, 2023, and were comprised of 57% non-owner occupied, 40% owner occupied, and 3% construction loans at December 31, 2024, compared to 57% non-owner occupied, 39% owner occupied, and 4% construction loans at December 31, 2023. Excluding floating rate loans, which have already repriced to prevailing rates, only 5% of our office portfolio reprices through 2025.

The following table provides detail on the geographic distribution of our commercial real estate portfolio secured by office properties:

	December 31, 2024		December 31, 2023
(in thousands)	Amount	Percent of total	Amount	Percent of total
Southern California	$582,112	20%	$610,257	20%
Puget Sound	579,471	20%	648,642	22%
Oregon Other	459,815	16%	451,272	15%
Portland Metro	344,500	12%	361,618	12%
Northern California (excluding the Bay Area)	313,251	11%	326,997	11%
Bay Area	166,367	6%	162,133	5%
Washington Other	149,546	5%	166,002	6%
Other	278,499	10%	253,319	9%
Total commercial real estate loans	$2,873,561	100%	$2,980,240	100%
Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The Bank focuses on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay their obligations as agreed.

Commercial loans and leases are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As of December 31, 2024, commercial loans held in our loan portfolio were $10.0 billion, an increase of $271.7 million compared to December 31, 2023, which is mainly attributable to relationship driven commercial loan growth and line utilization.

Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. The leases and equipment finance portfolio represented 17% of the commercial portfolio and 4% of the total loan portfolio as of December 31, 2024, as compared to 18% of the commercial portfolio and 5% of the total loan portfolio as of December 31, 2023. The leasing portfolio has had non-performing leases and charge-offs centered in the trucking and transportation portion of the portfolio. Net charge-offs in the FinPac lease portfolio were $87.6 million for the year ended December 31, 2024, as compared to $87.3 million for the year ended December 31, 2023. Net charge-offs were up $27.6 million in the remaining commercial portfolio from the prior year, largely due to a charge-off on a single commercial credit in the first quarter as well as the transition to a more typical credit environment after a period of exceptional quality. Delinquencies and non-accrual loan movements in the transportation and trucking portion of the FinPac lease portfolio over the year were anticipated and a slow recovery is in process for this portfolio.

The following table provides detail on commercial loans by industry type:

	December 31, 2024			December 31, 2023
(in thousands)	Outstanding	Non-accrual (1)	% of Total Commercial	Outstanding	Non-accrual (1)	% of Total Commercial
Agriculture	$899,205	$7,289	0.07%	$829,555	$2,167	0.02%
Contractors	771,109	5,621	0.06%	733,531	6,143	0.06%
Dentist	679,528	791	0.01%	715,348	886	0.01%
Finance/Insurance	742,712	—	—%	754,115	3	—%
Gaming	827,865	1,775	0.02%	532,698	—	—%
Healthcare	471,093	2,380	0.02%	312,788	2,062	0.02%
Manufacturing	701,794	1,910	0.02%	736,298	2,636	0.03%
Professional	371,975	1,491	0.01%	445,455	3,113	0.03%
Public Admin	598,462	19	—%	649,895	7	—%
Rental and Leasing	640,247	210	—%	692,101	165	—%
Retail	283,459	14,770	0.15%	225,223	1,276	0.01%
Support Services	437,001	1,413	0.01%	411,565	1,047	0.01%
Transportation/Warehousing	764,119	11,568	0.12%	852,735	21,951	0.23%
Wholesale	742,549	3,486	0.03%	673,349	396	0.01%
Other	1,036,978	4,423	0.05%	1,131,748	3,830	0.04%
Total commercial portfolio	$9,968,096	$57,146	0.57%	$9,696,404	$45,682	0.47%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $25.2 million and $11.7 million as of December 31, 2024 and 2023, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. We originate first-lien residential home mortgages considered to be of prime quality. We generally hold variable-rate loans in our portfolio and sell conforming fixed-rate loans to third parties for which representations are made that the loans meet certain underwriting and collateral documentation standards.

The Bank underwrites all residential mortgage applications centrally, with a focus on higher quality borrowers. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. Residential mortgages are originated based on a completed full appraisal during the credit underwriting process. The values are updated in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

As of December 31, 2024, residential real estate loans held in our loan portfolio were $8.0 billion, a decrease of $130.3 million as compared to December 31, 2023. The decrease was primarily attributable to greater originations of loans sold on the secondary market, rather than being retained in our loans held for investment portfolio.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans, decreased $15.6 million to $180.1 million as of December 31, 2024, as compared to December 31, 2023. The decrease was due to normal business activity. Consumer loans are originated utilizing a credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

ASSET QUALITY AND NON-PERFORMING ASSETS

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

The following table summarizes our non-performing assets as of December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate, net	$39,332	$28,689
Commercial, net	57,146	45,682
Total loans and leases on non-accrual status	96,478	74,371
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate, net	—	870
Commercial, net	4,684	8,232
Residential, net (2)	65,552	29,102
Consumer & other, net	179	326
Total loans and leases past due 90 days or more and accruing (2)	70,415	38,530
Total non-performing loans and leases (1), (2)	166,893	112,901
Other real estate owned	2,666	1,036
Total non-performing assets (1), (2)	$169,559	$113,937
ACLLL	$424,629	$440,871
Reserve for unfunded commitments	16,168	23,208
ACL	$440,797	$464,079
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.33%	0.22%
Non-performing loans and leases to total loans and leases (1), (2)	0.44%	0.30%
Non-accrual loans and leases to total loans and leases (2)	0.26%	0.20%
ACLLL to total loans and leases	1.13%	1.18%
ACL to total loans and leases	1.17%	1.24%
ACL to non-accrual loans and leases	457%	624%
ACL to total non-performing loans and leases	264%	411%
(1) Non-accrual and 90+ days past due loans include government guarantees of $41.5 million and $32.1 million, respectively, as of December 31, 2024. As of December 31, 2023, non-accrual and 90+ days past due loans include government guarantees of and $19.3 million and $12.3 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA, which Columbia has the unilateral right to repurchase but has not done so, totaling $2.4 million as of December 31, 2024 and $1.0 million at December 31, 2023.

As of December 31, 2024, there were approximately $110.7 million of loans and leases, or 0.29% of total loans and leases, modified due to borrowers experiencing financial difficulties, as compared to $138.1 million or 0.37% as of December 31, 2023.

A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of December 31, 2024, there was an increase in non-performing loans as compared to December 31, 2023, which is representative of a more normalized credit environment.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $440.8 million as of December 31, 2024, a decrease of $23.3 million from the $464.1 million as of December 31, 2023. The changes in the ACL estimate during the year ended December 31, 2024 reflect credit migration trends, changes in the economic assumptions used in the credit models, and the recalibration of the commercial CECL model during the first quarter of 2024.

The following table shows the activity in the ACL for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Allowance for credit losses on loans and leases
Balance, beginning of period	$440,871	$301,135
Initial ACL recorded for PCD loans acquired during the period	—	26,492
Provision for credit losses on loans and leases (1)	112,964	209,979
Charge-offs:
Commercial real estate, net	(3,681)	(803)
Commercial, net	(139,218)	(109,862)
Residential, net	(1,956)	(547)
Consumer & other, net	(6,339)	(5,762)
Total loans charged-off	(151,194)	(116,974)
Recoveries:
Commercial real estate, net	956	333
Commercial, net	18,292	16,884
Residential, net	887	1,123
Consumer & other, net	1,853	1,899
Total recoveries	21,988	20,239
Net (charge-offs) recoveries:
Commercial real estate, net	(2,725)	(470)
Commercial, net	(120,926)	(92,978)
Residential, net	(1,069)	576
Consumer & other, net	(4,486)	(3,863)
Total net charge-offs	(129,206)	(96,735)
Balance, end of period	$424,629	$440,871
Reserve for unfunded commitments
Balance, beginning of period	$23,208	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	—	5,767
(Recapture) provision for credit losses on unfunded commitments	(7,040)	3,220
Balance, end of period	16,168	23,208
Total allowance for credit losses	$440,797	$464,079
As a percentage of average loans and leases (annualized):
Net charge-offs	0.34%	0.27%
Commercial real estate, net	0.01%	—%
Commercial, net	1.24%	1.04%
Residential, net	0.01%	(0.01)%
Consumer & other, net	2.13%	1.93%
Provision for credit losses	0.28%	0.60%
Recoveries as a percentage of charge-offs	14.54%	17.30%
(1) For the year ended December 31, 2023, the provision for credit losses on loans and leases includes $88.4 million initial provision related to non-PCD loans acquired during the period.

The following table shows the change in the ACL from December 31, 2024 to December 31, 2023:

(dollars in thousands)	December 31, 2023	2024 net (charge-offs) recoveries	Reserve build	December 31, 2024	% of loans and leases outstanding
Commercial real estate	$137,058	$(2,725)	$26,012	$160,345	0.82%
Commercial	252,662	(120,926)	93,867	225,603	2.26%
Residential	64,944	(1,069)	(17,091)	46,784	0.59%
Consumer & other	9,415	(4,486)	3,136	8,065	4.48%
Total allowance for credit losses	$464,079	$(129,206)	$105,924	$440,797	1.17%
% of loans and leases outstanding	1.24%			1.17%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. In estimating the December 31, 2024 ACL, the Bank used Moody's Analytics' November 2024 consensus economic forecast to project the variables used in the models and used upward qualitative overlays, mainly in the commercial portfolio, to align with the S2 scenario and to account for the transportation segment of the lease portfolio. The 2024 forecast is projecting higher GDP growth and unemployment rates with average federal funds rates trending lower. Refer to Note 6 – Allowance for Credit Losses in Item 8 of this Annual Report on Form 10-K for further information. Refer to Note 1 – Summary of Significant Accounting Policies in Item 8 of this Annual Report on Form 10-K for a description of the ACL methodology.

The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time. We believe that the ACL as of December 31, 2024 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31 for each of the last two years:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$154,413	52%	$125,888	52%
Commercial	218,668	26%	244,821	26%
Residential	44,700	21%	62,004	21%
Consumer & other	6,848	1%	8,158	1%
Allowance for credit losses on loans and leases	$424,629	100%	$440,871	100%

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Balance, beginning of period	$109,243	$185,017	$123,615
Additions for new MSR capitalized	6,452	5,347	24,137
Sale of MSR assets	—	(57,305)	—
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(12,566)	(17,694)	(20,272)
Changes due to valuation inputs or assumptions (1)	5,229	(6,122)	57,537
Balance, end of period	$108,358	$109,243	$185,017
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of December 31, 2024 and 2023 were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Balance of loans serviced for others	$7,939,445	$8,175,664
MSR as a percentage of serviced loans	1.36%	1.34%

Residential MSR are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue on the Consolidated Statements of Income. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential MSR will increase as market rates for mortgage loans rise and decrease if market rates fall.

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset increased by $5.2 million for the year ended December 31, 2024, as compared to a decrease of $6.1 million for the year ended December 31, 2023. The fair value of the MSR asset decreased by $12.6 million in 2024 due to the passage of time, including the impact of regularly scheduled repayments, paydowns, and payoffs, as compared to a decrease of $17.7 million in 2023.

In September 2023, the Company closed the sale of $57.3 million in mortgage servicing rights, which related to the non-relationship component of the serviced loan portfolio.

GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2024 and 2023, the Company had $1.0 billion in goodwill, which was recorded as a result of the Merger. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is reviewed for potential impairment annually, on October 31, or more frequently if events or circumstances indicate a potential impairment. For the years ended December 31, 2024 and 2023, there were no goodwill impairment losses recognized.

As of December 31, 2024, we had other intangible assets of $484.2 million, compared to $603.7 million as of December 31, 2023. As part of a business combination, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $41.7 billion as of December 31, 2024, an increase of $113.7 million, or 0.3%, compared to December 31, 2023. The increase was due to an increase in customer deposits with the largest change being in the commercial customer balances, reflective of our Business Bank of Choice strategy, partially offset by a decrease in brokered deposits. The interest-bearing deposit mix increased mainly due to a migration from non-interest-bearing to interest-bearing accounts as customers seek higher rates in the current interest rate environment.

The following table presents the deposit balances by major category as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Non-interest-bearing demand	$13,307,905	32%	$14,256,452	34%
Interest-bearing demand	8,475,693	20%	8,044,432	19%
Money market	11,475,055	27%	10,324,454	25%
Savings	2,360,040	6%	2,754,113	7%
Time, greater than $250,000	1,201,887	3%	1,034,094	2%
Time, $250,000 or less	4,900,152	12%	5,193,475	13%
Total deposits	$41,720,732	100%	$41,607,020	100%

The following table presents total deposits by the categories shown below as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Customer deposits	$35,565,779	$35,374,709
Public deposits	2,986,948	2,904,337
Brokered and administrative deposits	3,168,005	3,327,974
Total deposits	$41,720,732	$41,607,020

The following table presents the time deposits in excess of the FDIC insurance limit, which is currently $250,000, by time remaining until maturity as of December 31, 2024:

(in thousands)	Amount
Three months or less	$488,050
Over three months through six months	447,128
Over six months through twelve months	224,121
Over twelve months	42,588
Uninsured deposits, greater than $250,000	$1,201,887
The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $37.5 billion as of December 31, 2024, compared to $37.4 billion as of December 31, 2023. The Company's total brokered deposits were $3.0 billion or 7% of total deposits as of December 31, 2024, compared to $3.1 billion or 8% of total deposits as of December 31, 2023.

The FDIC generally provides a standard amount of insurance of $250,000 per depositor for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account owner has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of December 31, 2024 and December 31, 2023, $27.7 billion, or 66%, and $28.1 billion, or 68%, respectively, of the Bank’s deposits were estimated to be insured. Uninsured deposits as of December 31, 2024, totaled $14.0 billion, as compared to $13.5 billion as of December 31, 2023. Uninsured deposits are an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. As of December 31, 2024, total available liquidity was $18.0 billion, or 128% of estimated uninsured deposits.

BORROWINGS

As of December 31, 2024, the Bank had outstanding securities sold under agreements to repurchase of $236.6 million, a decrease of $15.5 million from December 31, 2023. As of December 31, 2024, the Bank had no outstanding federal funds purchased balances. The Bank had outstanding borrowings consisting of FHLB advances of $3.1 billion as of December 31, 2024. Total borrowings decreased $850.0 million since December 31, 2023, primarily due to repayment of borrowings as well as general liquidity management. The FHLB advances have fixed rates ranging from 4.48% to 5.25% and are set to mature in 2025. Advances from the FHLB are secured by investment securities and loans secured by real estate. The Bank's FRB BTFP borrowings were paid off during 2024 and the ability to take new advances under this program ended in March 2024.

JUNIOR AND OTHER SUBORDINATED DEBENTURES

We had junior and other subordinated debentures with carrying values of $438.6 million and $424.3 million as of December 31, 2024 and 2023, respectively. The increase is mainly due to an increase of $14.8 million in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was driven by increases in credit spreads and changes in swap rates during 2024. As of December 31, 2024, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR. The $10.0 million subordinated debenture matures in December 2025.

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

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 7% of total deposits at both December 31, 2024 and 2023. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Banks’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Bank’s reliance on the wholesale markets. Total core deposits were $37.5 billion as of December 31, 2024, compared with $37.4 billion as of December 31, 2023. The Bank also has liquidity from excess bond collateral of $3.1 billion.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	December 31, 2024
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$10,923,275	$3,119,833	$7,803,442
Federal Reserve Discount Window	4,870,488	—	4,870,488
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$16,393,763	$3,119,833	$13,273,930

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	December 31, 2024
Total off-balance sheet liquidity	$13,273,930
Cash and cash equivalents, less reserve requirements	1,606,673
Excess bond collateral	3,106,386
Total available liquidity	$17,986,989

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $360.0 million of dividends paid by the Bank to the Company in 2024. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2025, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure or customers' behavior in the current economic environment. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits. We may utilize borrowings or other funding sources, which are generally more costly than deposit funding, to support our liquidity levels.

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements, or provide market risk support. Our material contractual obligations are primarily for time deposits, borrowings, and subordinated debentures. As of December 31, 2024, time deposits totaled $6.1 billion, of which $6.0 billion matures in a year or less. Total FHLB advances as of December 31, 2024 were $3.1 billion, all of which mature within one year. The Company also has a $10.0 million subordinated debenture that matures within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of December 31, 2024, our loan commitments were $10.1 billion and letter of credit commitments were $216.4 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 16 – Commitments and Contingencies and Related-Party Transactions in Item 8 of this Annual Report on Form 10-K for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

CAPITAL RESOURCES

Shareholders' equity as of December 31, 2024 was $5.1 billion, an increase of $123.2 million from December 31, 2023. The fluctuation in shareholders' equity during the year ended December 31, 2024 was principally due to net income of $533.7 million, partially offset by cash dividends paid of $303.4 million during the period and other comprehensive loss of $121.8 million.

The Federal Reserve Board has guidelines in place for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Refer to the discussion of the capital adequacy requirements in Supervision and Regulation in Item 1 of this Annual Report on Form 10-K.

Under the Basel III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, net unrealized gains (losses) related to fair value of liabilities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $4.2 billion as of December 31, 2024. Tier 1 capital is primarily comprised of CET1 capital, less certain additional deductions applied during the phase-in period, and totaled $4.2 billion as of December 31, 2024. Tier 2 capital components include all, or a portion of, the ACL in excess of Tier 1 statutory limits and combined trust preferred security debt issuances. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital and was $5.1 billion as of December 31, 2024.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity, less accumulated other comprehensive income, goodwill, and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies.

The following table sets forth the Company's and the Bank's capital ratios as of December 31, 2024 and 2023:

	Company		Bank
	2024	2023	2024	2023
CET1 risk-based capital ratio	10.54%	9.64%	11.37%	10.52%
Tier 1 risk-based capital ratio	10.54%	9.64%	11.37%	10.52%
Total risk-based capital ratio	12.75%	11.86%	12.42%	11.57%
Leverage ratio	8.31%	7.60%	8.97%	8.30%
Basel III also requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The CET1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%, respectively. As of December 31, 2024, the Company and Bank were in compliance with the capital conservation buffer requirements.

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

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

As of December 31, 2024, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

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

During 2024, Columbia declared a cash dividend of $0.36 per common share for all four quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio, and expected asset growth.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 of this Annual Report on Form 10-K.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Dividend declared per common share (1)	$1.44	$1.43	$1.40
Dividend payout ratio	56%	80%	54%
(1) Periods prior to February 28, 2023 were restated in 2023 as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

As of December 31, 2024, the Company does not have a share repurchase authorization from its Board. The Company did not repurchase any shares during either 2024 or 2023. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals. In addition, our stock plans provide that award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management is an integral part of our risk culture. Our Financial Risk Management group (FRM) is the risk management function that partners with business units to identify, measure, and manage market risks throughout the Company. FRM ensures transparency of significant market risks, helps set risk limits that are consistent with the risk appetite approved by the Board, monitors compliance with risk limits, and escalates limit exceptions to appropriate executive management and the Board. The various business units are responsible for implementing effective internal controls and maintaining appropriate processes for identifying, assessing, controlling, and mitigating the market risk arising from their activities consistent with the Company’s established risk appetite and risk limits. Market risk is monitored through various measures, such as simulations, routine stress testing, sensitivity analysis, and scenario analysis.

Market risk is the risk arising from adverse changes in market factors, including interest rates, credit spreads, and volatilities on the income and the value of our portfolios. These market factors influence prospective yields, values, or prices of the assets and liabilities of the company. Our market risk arises primarily from the interest rate risk inherent in our investment, lending, and financing activities.

Interest rate risk is the risk to the company’s current or projected financial condition arising from adverse changes in interest rates. The absolute level and volatility of interest rates can have a significant impact on the earnings and economic value of the company. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income and economic value to changing interest rates to achieve our overall financial objectives. Interest rate risk exposure is managed primarily through a set of limits that are established considering strategic goals, risk appetite, and market conditions. We manage exposure to fluctuations in interest rates through actions that are established by the ALCO. The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings, and reviewing interest rate sensitivity. The Company's Board provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO, and approves the asset/liability policy on an annual basis.

We measure our interest rate risk position monthly. The primary tools we use to measure our interest rate risk are net interest income simulation analyses and EVE (fair value of financial instruments) modeling. The results of these analyses are reviewed by the ALCO on a monthly basis. If hypothetical changes in interest rates cause changes to our simulated net interest income simulation or EVE modeling outside of our pre-established internal limits, we may adjust the asset and liability size or mix in an effort to bring our interest rate risk exposure within our established limits.

Net Interest Income Simulation

Interest rate sensitivity is a function of the repricing characteristics of our interest-earning assets and interest-bearing liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing, or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. This model has inherent limitations, and these results are predicated on assumptions for interest rates, loan and investment pricing, loan and investment prepayments, deposit decay, and deposit rate movements. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. We employ estimates based upon assumptions for each scenario, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest-bearing deposit balances, we utilize a repricing "beta" assumption, which is an estimate for the change in interest-bearing deposit costs given a change in the short-term market interest rates. Market risk models, including their key estimates and assumptions, are independently validated by the Company's Model Risk Management department.

Our simulation beta estimates applied to interest-bearing deposits in the rising rate and declining rate scenarios are 55% and 54%, respectively, for December 31, 2024, and are generally consistent with cumulative betas experienced in recent rate cycles.

Loan, time deposit, and term debt repricing characteristics are a significant component of interest rate sensitivity. Variable and adjustable-rate loans may or may not contain a rate floor, which impacts the sensitivity of the instrument based on repricing timing and the magnitude of the change in interest rate. The following tables show certain pricing characteristics including rate type, maturity, and floor detail of the loan portfolio, as well as maturity profile of term funding as of December 31, 2024:

Select Asset and Liability Maturity and Repricing Schedules (in Months) at December 31, 2024
(dollars in millions)	<=3	4 to 6	7 to 12	13 to 24	25 to 36	36+	Total (4)	% Total (2)
Loans
Fixed (maturity) (1)	$390	$114	$355	$664	$1,045	$10,745	$13,313	35%
Floating (repricing) (1)	13,432	—	—	—	—	—	13,432	35%
Adjustable (repricing)	364	569	441	1,523	1,345	7,107	11,349	30%
Total Loans	$14,186	$683	$796	$2,187	$2,390	$17,852	$38,094	100%
Time deposits (maturity) (3)	$3,852	$1,272	$820	$128	$17	$13	$6,102
Term debt (maturity)	$2,600	$500	$—	$—	$—	$—	$3,100
(1) Commercial tranche loans that mature in one month are included in the floating rate loan category, not the fixed rate loan category, as these loans reprice in a manner similar to floating rate loans.
(2) Floating rate loans are indexed to prime and 1-month underlying interest rates. When adjustable rate loans reprice, they are indexed to interest rates that span 1-month tenors to 10-year tenors, as well as the prime rate; the most prevalent underlying index rates are 6-month tenors and 5-year tenors.
(3) Time deposits maturing in 3 months or less include $1.5 billion in customer CDs and $2.4 billion in brokered CDs.
(4) Total loans above vary from the amount reported on the Company’s Consolidated Balance Sheets due to purchase accounting adjustments and deferred fees and costs, which are not rate sensitive.

Floors: Floating and Adjustable Rate Loans at December 31, 2024
(dollars in millions)	No Floor (1)	At Floor (1)	Above Floor (1)	Total
Floating	$8,830	$339	$4,263	$13,432
Adjustable	1,622	66	9,661	11,349
Total	$10,452	$405	$13,924	$24,781
% of Total	42%	2%	56%	100%
(1) Loans were grouped into three buckets: (1) No Floor: no contractual floor on the loan; (2) At Floor: current rate = floor; (3) Above Floor: current rate exceeds floor. The amount above the floor was based on the current margin plus the current index assuming the loan repriced on December 31, 2024. The adjustable loans may not reprice until well into the future, depending on the timing and size of interest rate changes.

Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income. Also, some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances may occur. In addition, the simulation model does not take into account actions management could undertake to mitigate negative impacts. Actions we could undertake include, but are not limited to, growing or contracting the balance sheet, changing the composition of the balance sheet, or changing our pricing strategies for loans or deposits.

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2024, 2023, and 2022 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period with no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet as of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,	2024	2023	2022
Up 300 basis points	(0.5)%	(2.1)%	1.7%
Up 200 basis points	(0.3)%	(1.4)%	1.1%
Up 100 basis points	(0.1)%	(0.7)%	0.6%
Down 100 basis points	0.1%	0.6%	(2.4)%
Down 200 basis points	0.4%	1.1%	(5.1)%
Down 300 basis points	1.1%	1.6%	(7.8)%

Our interest rate risk sensitivity at December 31, 2024 is minimal. Our current and 2023 projections indicate that in rising and falling interest rate environments the Company's net interest income would decrease or increase by a very modest amount. In 2022, we were "asset-sensitive" meaning we expected our net interest income to increase as market rates increased and to decrease as market rates decreased. The change in sensitivity as of December 31, 2024, from the prior year was due to the impact of decreasing interest rates resulting from Federal Reserve monetary policy and changes in funding and asset mixes.

Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by non-maturity deposits repricing immediately while interest-earning assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument repricing characteristics. As a result, interest rate sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Conversely, in a declining interest scenario, after year 1, net interest income is negatively impacted by assets repricing lower. Deposit products reprice lower, but certain low interest rate products remain at or hit their floors during the forecast horizon.

Management also prepares and reviews the long-term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above and holding steady thereafter. The estimated impact on our net interest income over the first and second-year time horizons as it relates to our balance sheet as of December 31, 2024, is indicated in the table below.

Interest Rate Simulation Impact on Net Interest Income

As of December 31, 2024	Year 1	Year 2
Up 300 basis points	(0.5)%	(0.1)%
Up 200 basis points	(0.3)%	—%
Up 100 basis points	(0.1)%	—%
Down 100 basis points	0.1%	(0.2)%
Down 200 basis points	0.4%	(0.4)%
Down 300 basis points	1.1%	(0.7)%

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

The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,	2024	2023
Up 300 basis points	(15.3)%	(21.9)%
Up 200 basis points	(9.6)%	(14.6)%
Up 100 basis points	(4.7)%	(7.1)%
Down 100 basis points	4.5%	6.8%
Down 200 basis points	8.2%	12.0%
Down 300 basis points	10.3%	15.1%

As of December 31, 2024, our EVE analysis indicates a liability sensitive profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the increase in economic value of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. Our overall sensitivity to changes in market interest rates shifted from the prior year, primarily due to the relative level of market interest rates and changes in asset and funding mix during the year. As of December 31, 2024, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value of the core deposit intangible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses on Loans and Leases— Refer to Notes 1 and 6 to the consolidated financial statements

Critical Audit Matter Description

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. To calculate the ACLLL, management uses models to estimate the PD and LGD, utilizing inputs that include forecasted future economic conditions and specific macroeconomic variables relevant to each of the Bank’s loan and lease portfolios. The Bank has selected models at the portfolio level using a risk-based approach, with larger, more complex portfolios having more complex models. Loans and leases that have not been included in the models based on portfolio type are assigned a loss rate through an extrapolation methodology. This methodology applies to certain loans acquired through mergers, newly originated loans and leases, and those lacking the detailed data required for the models.

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

In calculating the ACLLL, the Bank considered the financial and economic environment at the time of assessment and economic scenarios that differed in the levels of severity and sensitivity to the ACLLL results. At each measurement date, the Bank selects the scenario that reflects its view of future economic conditions and is determined to be the most probable outcome. All forecasts are updated for each variable where applicable and incorporated as relevant into the ACLLL calculation.

Along with the quantitative factors, qualitative factors are also considered in determining the ACLLL. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but are not fully captured within the expected credit loss models.

Given the size of the ACLLL, the complexity of the models, and the management judgments required for the selection of appropriate models, forecasting economic conditions, and determining qualitative adjustments, performing audit procedures to evaluate the ACLLL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

We have identified the ACLLL estimate for certain loan portfolios as a critical audit matter based upon the above factors, which includes the economic forecast selection, model applicability, and assessment of qualitative adjustments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACLLL included the following, among others:

•We tested the effectiveness of controls over the (i) selection of the economic forecasts, (ii) development, execution, and monitoring of the models and extrapolation methodology, (iii) data and data transfers, (iv) determination of the qualitative allowance, and (v) overall calculation and disclosure of the ACL.

•With the assistance of credit specialists, we (i) evaluated the reasonableness of the models, extrapolation methodology, and related assumptions and (ii) assessed the reasonableness of design, theory, and logic of the models for estimating expected credit losses.

•We tested the completeness and accuracy of key data elements used in the models and extrapolation methodology.

•We (i) evaluated the appropriateness and relevance of the qualitative factors and (ii) tested the arithmetic accuracy of the calculation of the qualitative allowance.

•We evaluated the reasonableness of the economic scenario utilized by management in the model by comparing it to the Company’s business environment and other third-party forecasts.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 25, 2025

We have served as the Company's auditor since 2018.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

(in thousands, except shares)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$496,666	$498,496
Interest-bearing cash and temporary investments	1,381,589	1,664,038
Total cash and cash equivalents	1,878,255	2,162,534
Investment securities
Equity and other, at fair value	78,133	76,995
Available for sale, at fair value	8,274,615	8,829,870
Held to maturity, at amortized cost	2,101	2,300
Loans held for sale	71,535	30,715
Loans and leases (at fair value: $168,809 and $275,140)	37,680,901	37,441,951
Allowance for credit losses on loans and leases	(424,629)	(440,871)
Net loans and leases	37,256,272	37,001,080
Restricted equity securities	150,024	179,274
Premises and equipment, net	348,670	338,970
Operating lease right-of-use assets	111,227	115,811
Goodwill	1,029,234	1,029,234
Other intangible assets, net	484,248	603,679
Residential mortgage servicing rights, at fair value	108,358	109,243
Bank-owned life insurance	693,839	680,948
Deferred tax asset, net	359,425	347,203
Other assets	730,461	665,740
Total assets	$51,576,397	$52,173,596
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$13,307,905	$14,256,452
Interest-bearing	28,412,827	27,350,568
Total deposits	41,720,732	41,607,020
Securities sold under agreements to repurchase	236,627	252,119
Borrowings	3,100,000	3,950,000
Junior subordinated debentures, at fair value	330,895	316,440
Junior and other subordinated debentures, at amortized cost	107,668	107,895
Operating lease liabilities	125,710	130,576
Other liabilities	836,541	814,512
Total liabilities	46,458,173	47,178,562
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS' EQUITY
Preferred Stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2024 and 2023; issued and outstanding: 209,536,323 in 2024 and 208,584,667 in 2023	5,817,458	5,802,747
Accumulated deficit	(237,254)	(467,571)
Accumulated other comprehensive loss	(461,980)	(340,142)
Total shareholders' equity	5,118,224	4,995,034
Total liabilities and shareholders' equity	$51,576,397	$52,173,596

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022

(in thousands, except per share amounts)	2024	2023	2022
INTEREST INCOME
Interest and fees on loans and leases	$2,320,364	$2,113,615	$1,050,258
Interest and dividends on investment securities:
Taxable	305,173	276,841	72,264
Exempt from federal income tax	27,515	24,109	5,351
Dividends	11,961	13,103	438
Interest on temporary investments and interest-bearing deposits	90,227	111,659	19,706
Total interest income	2,755,240	2,539,327	1,148,017
INTEREST EXPENSE
Interest on deposits	802,806	461,654	48,195
Interest on securities sold under agreement to repurchase and federal funds purchased	4,873	3,923	997
Interest on borrowings	190,241	242,914	8,920
Interest on junior and other subordinated debentures	38,918	37,665	19,889
Total interest expense	1,036,838	746,156	78,001
Net interest income	1,718,402	1,793,171	1,070,016
PROVISION FOR CREDIT LOSSES	105,924	213,199	84,016
Net interest income after provision for credit losses	1,612,478	1,579,972	986,000
NON-INTEREST INCOME
Service charges on deposits	71,517	65,525	48,365
Card-based fees	57,089	55,263	37,370
Financial services and trust revenue	20,208	13,471	90
Residential mortgage banking revenue, net	24,108	16,789	106,859
Gain on sale of debt securities, net	24	13	2
(Loss) gain on equity securities, net	(392)	2,300	(7,099)
(Loss) gain on loan and lease sales, net	(2,853)	4,414	6,696
Bank-owned life insurance income	18,760	15,624	8,253
Other income (loss)	22,505	30,528	(1,008)
Total non-interest income	210,966	203,927	199,528
NON-INTEREST EXPENSE
Salaries and employee benefits	588,830	616,103	441,226
Occupancy and equipment, net	182,372	183,480	138,451
Communications	13,871	16,252	10,429
Marketing	11,036	11,399	6,540
Services	57,614	57,641	51,323
FDIC assessments	41,577	71,402	13,964
Intangible amortization	119,431	111,296	4,095
Merger and restructuring expense	23,713	171,659	17,356
Other expenses	66,250	73,468	51,566
Total non-interest expense	1,104,694	1,312,700	734,950
Income before provision for income taxes	718,750	471,199	450,578
Provision for income taxes	185,075	122,484	113,826
Net income	$533,675	$348,715	$336,752
Earnings per common share (1):
Basic	$2.56	$1.79	$2.60
Diluted	$2.55	$1.78	$2.60
Weighted average number of common shares outstanding (1):
Basic	208,463	195,304	129,277
Diluted	209,337	195,871	129,732
(1) Periods prior to February 28, 2023 were restated in 2023 as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.
See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022

(in thousands)	2024	2023	2022
Net income	$533,675	$348,715	$336,752
Available for sale securities:
Unrealized (losses) gains arising during the period	(150,783)	109,221	(548,193)
Income tax benefit (expense) related to unrealized (losses) gains	39,204	(28,411)	140,995
Reclassification adjustment for net realized gains in earnings	(24)	(13)	(2)
Income tax expense related to realized gains	6	3	1
Net change in unrealized (losses) gains for available for sale securities	(111,597)	80,800	(407,199)

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(14,812)	7,866	(28,842)
Income tax benefit (expense) related to unrealized (losses) gains	3,851	(2,045)	7,418
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(10,961)	5,821	(21,424)

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	973	136	—
Income tax expense related to unrecognized actuarial loss	(253)	(35)	—
Net change in pension plan liability adjustment	720	101	—
Other comprehensive (loss) income, net of tax	(121,838)	86,722	(428,623)
Comprehensive income (loss)	$411,837	$435,437	$(91,871)

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at December 31, 2021	129,065,476	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			336,752		336,752
Other comprehensive loss, net of tax				(428,623)	(428,623)
Stock-based compensation		9,753			9,753
Stock repurchased and retired	(120,380)	(4,163)			(4,163)
Issuances of common stock under stock plans	375,866	54			54
Cash dividends on common stock ($1.40 per share) (1)			(183,217)		(183,217)
Balance at December 31, 2022	129,320,962	$3,450,493	$(543,803)	$(426,864)	$2,479,826
Net income			348,715		348,715
Other comprehensive income, net of tax				86,722	86,722
Stock-based compensation		18,073			18,073
Stock repurchased and retired	(263,835)	(6,282)			(6,282)
Issuances of common stock under stock plans	605,988	—			—
Issuances of common stock under employee stock purchase plan	58,440	1,185			1,185
Stock issued in connection with the Merger	78,863,112	2,339,278			2,339,278
Cash dividends on common stock ($1.43 per share) (1)			(272,483)		(272,483)
Balance at December 31, 2023	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034
Net income			533,675		533,675
Other comprehensive loss, net of tax				(121,838)	(121,838)
Stock-based compensation		20,426			20,426
Stock repurchased and retired	(285,355)	(5,715)			(5,715)
Issuances of common stock under stock plans	1,237,011	—			—
Cash dividends on common stock ($1.44 per share)			(303,358)		(303,358)
Balance at December 31, 2024	209,536,323	$5,817,458	$(237,254)	$(461,980)	$5,118,224
(1) Periods prior to February 28, 2023 were restated in 2023 as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2024, 2023, and 2022
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$533,675	$348,715	$336,752
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	30,839	12,895	14,383
(Accretion) amortization of investment (discounts) premiums, net	(78,465)	(67,702)	6,601
Gain on sale of investment securities, net	(24)	(13)	(2)
Provision for credit losses	105,924	213,199	84,016
Change in cash surrender value of bank-owned life insurance	(19,083)	(15,962)	(8,353)
Depreciation, amortization and accretion	149,869	144,252	28,305
Gain on sale of premises and equipment	(2,908)	(31,472)	(2,747)
Additions to residential mortgage servicing rights carried at fair value	(6,452)	(5,347)	(24,137)
Change in fair value of residential mortgage servicing rights carried at fair value	7,337	23,816	(37,265)
Stock-based compensation	20,426	18,073	9,753
Net (increase) decrease in equity and other investments	(1,530)	(448)	1,156
Loss (gain) on equity securities, net	392	(2,300)	7,099
(Gain) loss on sale of loans and leases, net	(4,982)	(10,200)	1,953
Change in fair value of loans held for sale	(19)	341	10,670
Origination of loans held for sale	(563,918)	(441,568)	(1,839,466)
Proceeds from sales of loans held for sale	528,206	602,634	2,076,548
Change in other assets and liabilities:
Net (increase) decrease in other assets	(38,088)	(24,163)	169,540
Net (decrease) increase in other liabilities	(2,333)	(94,910)	230,223
Net cash provided by operating activities	658,866	669,840	1,065,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(69,611)	(926,216)	(276,812)
Proceeds from investment securities available for sale	552,369	1,694,850	396,100
Purchases of restricted equity securities	(144,001)	(290,817)	(180,543)
Redemption of restricted equity securities	173,251	260,697	144,315
Net change in loans and leases	(516,630)	(1,335,189)	(3,744,493)
Proceeds from sales of loans and leases	145,680	748,264	148,978
Change in premises and equipment	(35,665)	40,688	(27,086)
Proceeds from bank-owned life insurance death benefits	5,804	4,799	4,339
Purchase of bank-owned life insurance	—	(28,243)	—
Proceeds from sale of mortgage servicing rights	—	57,305	—
Cash received in the Merger	—	274,587	—
Other	3,374	1,011	2,110
Net cash provided by (used in) investing activities	114,571	501,736	(3,533,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	113,712	(651,130)	470,945
Net decrease in federal funds purchased	—	(14,000)	—
Net decrease in securities sold under agreements to repurchase	(15,492)	(126,675)	(183,478)
Proceeds from borrowings	4,900,000	17,350,000	1,650,000
Repayment of borrowings	(5,750,000)	(16,586,522)	(750,000)
Net proceeds from issuance of common stock	—	1,185	54
Dividends paid on common stock	(300,221)	(270,261)	(182,273)
Repurchase and retirement of common stock	(5,715)	(6,282)	(4,163)
Net cash (used in) provided by financing activities	(1,057,716)	(303,685)	1,001,085
Net (decrease) increase in cash and cash equivalents	(284,279)	867,891	(1,466,978)
Cash and cash equivalents, beginning of period	2,162,534	1,294,643	2,761,621
Cash and cash equivalents, end of period	$1,878,255	$2,162,534	$1,294,643

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2024, 2023, and 2022 (Continued)
(in thousands)	2024	2023	2022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,077,870	$692,991	$71,209
Income taxes	$101,476	$138,910	$71,804
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(111,597)	$80,800	$(407,199)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(10,961)	$5,821	$(21,424)
Transfer of loans to loans held for sale	$—	$118,085	$—
Transfer of loans held for sale to loans held for investment	$2,746	$5,754	$25,057

Acquisitions:
Assets acquired	$—	$19,230,586	$—
Liabilities assumed	—	(17,920,542)	—
Net assets acquired	$—	$1,310,044	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the ACL and goodwill.

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has wholly-owned trusts that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's Consolidated Balance Sheets as junior subordinated debentures.

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

Loans Held for Sale-Loans held for sale represent residential mortgage loans intended to be sold in the secondary market and non-mortgage loans that management has an active plan to sell. The Company has elected to account for residential mortgage loans held for sale at fair value and non-mortgage loans at the lower of cost or fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income on the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on non-accrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.

Loans and Leases-Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the contractual life of the loan as yield adjustments. Origination and commitment fees and direct loan origination costs for loans and leases held for investment are deferred and recognized as an adjustment to the yield over the life of the loans and leases. The recognition of these net deferred fees is accelerated at loan payoff, if earlier than the life of the loan.

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

Loans and leases purchased or acquired through business combinations without more-than-insignificant credit deterioration are recorded at their fair value at the acquisition date. However, loans and leases purchased with more-than-insignificant credit deterioration will be recorded with their applicable ACL to determine the amortized cost basis. The difference between the fair value and principal balance is recognized as an adjustment to the yield over the remaining life of the loan and lease. The Company periodically sells loans through either securitizations or individual loans sales from its portfolio to maintain a balanced and healthy loan portfolio, enhance liquidity, and manage credit risk.

Non-Accrual and Past Due Loans and Leases-Loans and leases are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a loan is past due beyond its maturity, principal payment, or interest payment due date by 90 days or more, unless such loans are well-secured and in the process of collection. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

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

Modifications to Borrowers Experiencing Financial Difficulty-A debtor is considered to be experiencing financial difficulty when there is significant doubt about the debtor’s ability to make required payments on the debt or to get equivalent financing from another creditor at a market rate for similar debt. The Company may modify the contractual terms of loans and leases to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations.

Modifications to borrowers in financial difficulty may include term extensions, interest rate reductions, principal or interest forgiveness, an other-than-insignificant payment delay, or any combination of these. The Company closely monitors the performance of loans and leases that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 days or more days past due. Loans and leases with modifications to borrowers experiencing financial difficulty are subject to policies governing accrual/non-accrual evaluation consistent with all other loans of the same product types. As such, modifications to troubled borrowers may include loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on the individual facts and circumstances.

Allowance for Credit Losses-ASC Topic 326 requires an expected loss model, which encompasses allowances for credit losses expected to be incurred over the contractual life of loans measured at amortized cost, including unfunded commitments. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. To calculate the ACL, management uses models to estimate the PD and LGD for loans, utilizing inputs that include forecasted future economic conditions and specific macroeconomic variables relevant to each of the Bank’s loan and lease portfolios. Moody's Analytics, a third party, supplies the historical and forward-looking macroeconomic data utilized in the models used to calculate the ACL.

The Company utilizes complex models to obtain reasonable and supportable forecasts. Most of the models calculate two predictive metrics: the PD and LGD. The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary sources of repayment related to the collateral. Acquired and newly originated loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology.

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

The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the ACL on loans for each of the loan portfolio segments identified:

•Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and commercial construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given commercial real estate market factors determined from macroeconomic and regional commercial real estate forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast, provided by Moody's Analytics' REIS, of real estate metrics, such as rental rates, vacancies, and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

The owner-occupied commercial real estate portfolio utilizes a top-down macroeconomic model using logistic regression. This model produces portfolio level quarterly net charge-off rates according to the macroeconomic scenario over a reasonable and supportable two-year forecast. The primary economic drivers for this model are commercial real estate price index and a five-state average unemployment rate. The model utilizes output reversion methodology, which after two years reverts on a straight-line basis over one year to the long run historical average net charge-off rate.

•Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with cycle-adjusting information based on the obligor's state and industry. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario. The primary economic drivers in the model are GDP growth and commercial real estate price index.

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

•Residential: The models for residential real estate and HELOCs utilize loan level variables, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD. The U.S. unemployment rate and home price growth rate indexes are primary economic drivers in both the residential real estate and HELOC models. In addition, the prime rate is also a primary driver in the HELOC model. The models focus on establishing an empirical relationship between default probabilities and a set of loan-level, borrower, and macroeconomic credit risk drivers. The LGD calculation for residential real estate is based on an estimate of the probability that a defaulted loan will have a loss, and then an estimate of the loss amount. HELOCs utilize the same model using residential real estate LGD values to assign loans to cohorts based on FICO scores and loan age. The model produces PD and LGD curves at the loan level for each quarter in the forecast horizon.

•Consumer: Historical net charge-off information as well as economic assumptions are used to project loss rates for the Consumer segment.

Loans and leases that have not been included in the models based on portfolio type are assigned a loss rate through an extrapolation methodology. This methodology applies to certain loans acquired through mergers, newly originated loans and leases, and those lacking the detailed data required for the primary models. The extrapolation methodology involves calculating loss rates through the modeling process. These loss rates are determined based on the vintage year, credit classification, and reporting category of the loans and leases. The calculated loss factors are then applied to the excluded loans and leases and evaluated qualitatively to ensure reasonability and compliance with CECL.

Along with the quantitative factors, qualitative factors are also considered in determining the ACL. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but are not fully captured within the expected credit loss models. These factors may include adjustments for changes in policies, procedures, personnel, and unforeseen events affecting key inputs and assumptions within the Bank’s expected credit loss models.

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

Fluctuations in the allowance are reported in the Consolidated Statements of Income as a component of provision for credit losses. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Collateral-Dependent Loan-A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans and leases determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finance agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

Reserve for Unfunded Commitments-A RUC is maintained at a level that, in the opinion of management, is adequate to absorb expected losses associated with the Bank's commitment to lend funds under existing agreements, such as letters or lines of credit. The RUC calculation utilizes the ACLLL rates by segment, and utilization rates based on the economic expectations over the contractual life of the commitment adjusted for qualitative considerations, if necessary. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on loans and leases. Provisions for unfunded commitment losses are added to the RUC, which is included in the other liabilities section of the Consolidated Balance Sheets.

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

Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is allocated over the estimated useful life of equipment, generally three to ten years, and premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized or accreted over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. The Company purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the preliminary project stages are charged to non-interest expense. Costs associated with designing software configuration, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over three to seven years. Implementation costs incurred for software that is part of a hosting arrangement are capitalized in other assets and amortized on a straight-line basis over the life of the contract. In addition to annual impairment reviews, management reviews long-lived assets anytime a change in circumstance indicates the carrying amount of these assets may not be recoverable.

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

Operating Segments-Operating segments are components of a business for which separate financial information is available and regularly evaluated by the CODM to allocate resources and assess performance. The Company must report information about its operating segment in financial statements, including details about products and services, geographic activities, and major customers. The Company’s CODM manages and evaluates financial performance on a company-wide basis. As such, the Company has determined it has one reportable segment.

Goodwill and Other Intangibles-Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill is not amortized but instead is periodically tested for impairment. The Company performs a goodwill impairment analysis on an annual basis as of October 31 or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Amortization of intangible assets is included in non-interest expense on the Consolidated Statements of Income.

Mortgage Servicing Rights-The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value servicing assets. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.

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

Stock-Based Compensation-The Company recognizes expense in its statement of income for the grant-date fair value of RSUs and RSAs issued over the requisite service period, which is generally the vesting period. Estimated forfeitures are included in the calculation of stock-based compensation expense, with actual forfeitures recognized as they occur.

RSAs and RSUs issued by the Company generally vest ratably over three years, with the related compensation expense recognized over this period. Certain performance-based awards are subject to performance-based and market-based vesting criteria, in addition to a requisite service period. These awards cliff vest based on the specified conditions at the end of three years, with compensation expense recognized over the service period to the extent the RSUs are expected to vest. Recipients of RSAs have voting rights, while recipients of RSUs do not. Unvested RSUs and RSAs accrue dividends, which are paid out upon vesting and issuance of common shares. The fair value of time-based and performance-based RSAs and RSUs is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based performance RSUs is estimated on the grant date using the Monte Carlo simulation model.

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

Fair Value Measurements-Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities measured or disclosed at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls was determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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
The Company adopted the guidance on January 1, 2024, and it did not have a material impact on the Company’s consolidated financial statements. Refer to Note 25 – Income Taxes and Investment Tax Credits for additional information.

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
The Company adopted the guidance for the fiscal year beginning January 1, 2024 for annual reporting. The amendments for interim periods will be adopted in our fiscal year beginning January 1, 2025. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. Refer to Note 26 – Segment Reporting for additional information.

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
		Annual periods beginning after December 15, 2024.	The Company expects the adoption of the standard to result in additional disaggregation in the income tax footnote disclosures.
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	These amendments are aimed to enhance the transparency and usefulness of financial information by requiring entities to break down significant expense categories in the notes to the financial statements. The amendments focus on the disaggregation of income statement expenses and specifically address the need for more detailed disclosures about expense categories.	Fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

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

(in thousands)	February 28, 2023
Purchase price consideration
Total merger consideration		$2,339,278
Fair value of assets acquired:
Cash and due from banks	$274,587
Investment securities	6,226,102
Loans held for sale	2,358
Loans and leases	10,884,218
Restricted equity securities	101,760
Premises and equipment	203,270
Other intangible assets	710,230
Deferred tax asset	256,288
Other assets	571,773
Total assets acquired	$19,230,586
Fair value of liabilities assumed:
Deposits	$15,193,474
Securities sold under agreements to repurchase	70,025
Borrowings	2,294,360
Junior and other subordinated debentures	20,310
Other liabilities	342,373
Total liabilities assumed	$17,920,542
Net assets acquired		1,310,044
Goodwill		$1,029,234

In connection with the Merger, the Company recorded approximately $1.0 billion of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. None of the goodwill recognized was deductible for tax purposes. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 9 – Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements.

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

The Company's operating results for the year ended December 31, 2023 include the operating results of the acquired assets and assumed liabilities of historical Columbia subsequent to the Merger Date. Disclosure of the amount of historical Columbia’s revenue and net income (excluding integration costs) included in the Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for the Merger.

The following table shows the impact of the merger-related expenses for the periods indicated:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Legal and professional	$375	$61,857
Personnel	9,436	38,265
Premises and equipment	1,027	45,374
Charitable contributions	—	20,000
Other	—	6,163
Total merger-related expenses	$10,838	$171,659

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
(1) The 2023 pro forma net income excludes $199.7 million of merger-related costs, inclusive of historical Columbia merger-related costs, incurred in 2023 and the 2022 pro forma net income was adjusted to include these costs.

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

Note 3 – Cash and Cash Equivalents
The Company had restricted cash included in cash and due from banks on the Consolidated Balance Sheets of $1.3 million and $4.2 million as of December 31, 2024 and 2023, respectively, relating mostly to collateral required on interest rate swaps as discussed in Note 17 – Derivatives. As of December 31, 2024 and 2023, there was $6.4 million and $900,000, respectively, in restricted cash included in cash and due from banks on the Consolidated Balance Sheets, relating to collateral requirements for derivatives for mortgage banking activities.

Note 4 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,495,542	$1,092	$(73,847)	$1,422,787
Obligations of states and political subdivisions	1,055,535	2,779	(32,261)	1,026,053
Mortgage-backed securities and collateralized mortgage obligations	6,307,252	3,937	(485,414)	5,825,775
Total available for sale securities	$8,858,329	$7,808	$(591,522)	$8,274,615
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,101	$602	$—	$2,703
Total held to maturity securities	$2,101	$602	$—	$2,703

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,551,074	$6,192	$(78,874)	$1,478,392
Obligations of states and political subdivisions	1,073,264	20,451	(21,610)	1,072,105
Mortgage-backed securities and collateralized mortgage obligations	6,638,439	28,558	(387,624)	6,279,373
Total available for sale securities	$9,262,777	$55,201	$(488,108)	$8,829,870
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,300	$725	$—	$3,025
Total held to maturity securities	$2,300	$725	$—	$3,025

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $32.9 million and $34.1 million as of December 31, 2024 and December 31, 2023, respectively, and is included in other assets on the Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$185,042	$(2,770)	$794,521	$(71,077)	$979,563	$(73,847)
Obligations of states and political subdivisions	539,440	(8,036)	224,973	(24,225)	764,413	(32,261)
Mortgage-backed securities and collateralized mortgage obligations	3,398,609	(78,817)	1,830,720	(406,597)	5,229,329	(485,414)
Total temporarily impaired securities	$4,123,091	$(89,623)	$2,850,214	$(501,899)	$6,973,305	$(591,522)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$99,898	$(1,074)	$822,245	$(77,800)	$922,143	$(78,874)
Obligations of states and political subdivisions	103,256	(580)	169,231	(21,030)	272,487	(21,610)
Mortgage-backed securities and collateralized mortgage obligations	1,089,640	(10,355)	1,817,768	(377,269)	2,907,408	(387,624)
Total temporarily impaired securities	$1,292,794	$(12,009)	$2,809,244	$(476,099)	$4,102,038	$(488,108)

The number of individual debt securities in an unrealized loss position in the tables above increased to 1,210 as of December 31, 2024, as compared to 600 at December 31, 2023. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an ACL as of December 31, 2024.

The following table presents the contractual maturities of debt securities as of December 31, 2024:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$211,418	$211,457	$—	$—
Due after one year through five years	2,732,275	2,670,145	3	3
Due after five years through ten years	1,664,293	1,587,143	1	559
Due after ten years	4,250,343	3,805,870	2,097	2,141
Total debt securities	$8,858,329	$8,274,615	$2,101	$2,703

The following table presents, as of December 31, 2024, investment securities which were pledged to secure borrowings, public deposits, repurchase agreements, and for other purposes as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,983,773	$1,790,034
To secure repurchase agreements	269,985	251,540
Other securities pledged	3,482,213	3,204,788
Total pledged securities	$5,735,971	$5,246,362

Note 5 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Commercial real estate
Non-owner occupied term, net	$6,278,154	$6,482,940
Owner occupied term, net	5,270,294	5,195,605
Multifamily, net	5,804,364	5,704,734
Construction & development, net	1,983,213	1,747,302
Residential development, net	231,647	323,899
Commercial
Term, net	5,537,618	5,536,765
Lines of credit & other, net	2,769,643	2,430,127
Leases & equipment finance, net	1,660,835	1,729,512
Residential
Mortgage, net	5,933,352	6,157,166
Home equity loans & lines, net	2,031,653	1,938,166
Consumer & other, net	180,128	195,735
Total loans and leases, net of deferred fees and costs	$37,680,901	$37,441,951

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. Interest accrued on loans totaled $148.0 million and $154.9 million as of December 31, 2024 and December 31, 2023, respectively, and is included in other assets on the Consolidated Balance Sheets. As of December 31, 2024, loans totaling $22.0 billion were pledged to secure borrowings and available lines of credit.

As of December 31, 2024 and December 31, 2023, the net deferred fees and costs were $62.0 million and $71.8 million, respectively. Originated loans are reported at the principal amount outstanding, net of unearned interest, deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. Total loans and leases also include discounts on acquired loans of $439.0 million and $552.5 million as of December 31, 2024 and December 31, 2023, respectively. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $199.9 million and $331.9 million as of December 31, 2024 and December 31, 2023, respectively. The carrying balance of PCD loans was $178.5 million and $300.2 million as of December 31, 2024 and December 31, 2023, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $21.4 million for the year ended December 31, 2024, as compared to $18.8 million for both the years ended December 31, 2023 and 2022.

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

The following table presents the net investment in direct financing leases as of the dates presented:

(in thousands)	December 31, 2024	December 31, 2023
Minimum lease payments receivable	$365,125	$362,152
Estimated guaranteed & unguaranteed residual value	68,977	74,880
Initial direct costs - net of accumulated amortization	4,257	5,373
Unearned income	(52,830)	(48,433)
Net investment in direct financing leases	$385,529	$393,972

The following table presents the scheduled minimum lease payments receivable as of December 31, 2024:

(in thousands)
Year	Amount
2025	$114,176
2026	92,988
2027	71,947
2028	46,924
2029	20,746
Thereafter	18,344
Total minimum lease payments receivable	$365,125

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell pools of loans and leases. For the years ended December 31, 2024 and 2023, the Bank sold a total of $148.5 million and $743.9 million, respectively, in loans from its portfolio.

Note 6 – Allowance for Credit Losses

The ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. Refer to Note 1 – Summary of Significant Accounting Policies, for a description of the ACL methodology.

At December 31, 2024, the ACL was $440.8 million, a decrease of $23.3 million from the December 31, 2023 balance of $464.1 million. The change in the total ACL reflects credit migration trends, changes in the economic assumptions, and a recalibration of the commercial CECL model in the first quarter of 2024. To calculate the ACL, management uses models to estimate PD and LGD for loans and leases, incorporating forecasted economic conditions and macroeconomic variables. The Bank considers the current financial environment and various economic scenarios, selecting the most probable scenario at each measurement date. Forecasts for each variable are updated and incorporated into the ACL calculation. Projected macroeconomic variables over the forecast period can materially impact the ACL, with projections becoming less certain over time.

The Bank opted to use the Moody's Analytics' November 2024 consensus economic forecast for estimating the ACL as of December 31, 2024. In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following variables:

	2025	2026	2027	2028
U.S. real GDP average annualized growth	2.0%	2.0%	2.0%	2.0%
U.S. unemployment rate average	4.4%	4.2%	4.2%	4.1%
Forecasted average federal funds rate	4.0%	3.5%	3.2%	3.1%

The Bank also uses an additional scenario with varying severity to assess ACL sensitivity and inform qualitative adjustments, keeping economic variables consistent. For this analysis, the Bank selected Moody's Analytics' November 2024 S2 scenario, which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The scenario includes the following variables:

	2025	2026	2027	2028
U.S. real GDP average annualized growth	0.3%	1.7%	2.8%	2.7%
U.S. unemployment rate average	6.3%	5.6%	4.0%	4.0%
Forecasted average federal funds rate	3.2%	2.0%	2.3%	3.0%

The 2024 forecast is projecting higher GDP growth and unemployment rates with average federal funds rates trending lower. This is compared to the December 31, 2023 ACL calculation which used Moody's Analytics' November 2023 baseline economic forecast to forecast the variables used in the models. Management reviewed the results derived from the economic scenarios and subsequent changes to macroeconomic variables for sensitivity analysis, considering these factors when evaluating qualitative adjustments.

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. As of December 31, 2024, the Company evaluated qualitative factors and applied upward adjustments to the quantitative results for the ACL, compared to the downward adjustments made as of December 31, 2023. The majority of the qualitative overlays in this period are focused on the commercial loan portfolio. This adjustment is designed to more closely align the portfolio with the S2 scenario, as previously discussed. These overlays account for potential economic uncertainties and sector-specific risks, ensuring that the portfolio remains resilient. Additionally, we have implemented further overlays specifically for the transportation segment of the lease portfolio. This measure is aimed at addressing the unique risks and challenges faced by this industry, such as fluctuating fuel prices, regulatory changes, and market demand variability. By incorporating these targeted overlays, we aim to enhance the accuracy and robustness of our risk management strategy, providing a more comprehensive and adaptive approach to potential economic shifts. While qualitative overlays are applied, approximately 91% of the allowance is driven by modeled results, as management determined that the models adequately reflect the significant changes in credit conditions and overall portfolio risk.

Management believes that the ACL was adequate as of December 31, 2024. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Year Ended December 31, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$125,888	$244,821	$62,004	$8,158	$440,871
Provision (recapture) for credit losses for loans and leases	31,250	94,773	(16,235)	3,176	112,964
Charge-offs	(3,681)	(139,218)	(1,956)	(6,339)	(151,194)
Recoveries	956	18,292	887	1,853	21,988
Net recoveries (charge-offs)	(2,725)	(120,926)	(1,069)	(4,486)	(129,206)
Balance, end of period	$154,413	$218,668	$44,700	$6,848	$424,629
Reserve for unfunded commitments
Balance, beginning of period	$11,170	$7,841	$2,940	$1,257	$23,208
Recapture for credit losses on unfunded commitments	(5,238)	(906)	(856)	(40)	(7,040)
Balance, end of period	5,932	6,935	2,084	1,217	16,168
Total allowance for credit losses	$160,345	$225,603	$46,784	$8,065	$440,797

	Year Ended December 31, 2023
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$77,813	$167,135	$50,329	$5,858	$301,135
Initial ACL on PCD loans acquired during the period	8,736	17,204	454	98	26,492
Provision for credit losses for loans and leases (1)	39,809	153,460	10,645	6,065	209,979
Charge-offs	(803)	(109,862)	(547)	(5,762)	(116,974)
Recoveries	333	16,884	1,123	1,899	20,239
Net recoveries (charge-offs)	(470)	(92,978)	576	(3,863)	(96,735)
Balance, end of period	$125,888	$244,821	$62,004	$8,158	$440,871
Reserve for unfunded commitments
Balance, beginning of period	$7,207	$3,049	$3,196	$769	$14,221
Initial ACL recorded for unfunded commitments acquired during the period	2,257	3,066	268	176	5,767
Provision (recapture) for credit losses on unfunded commitments	1,706	1,726	(524)	312	3,220
Balance, end of period	11,170	7,841	2,940	1,257	23,208
Total allowance for credit losses	$137,058	$252,662	$64,944	$9,415	$464,079
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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of December 31, 2024 and 2023, loans and leases on non-accrual status with no related allowance was $3.6 million and $4.9 million, respectively, excluding collateral dependent loans and leases that have been written down to net realizable value without an associated ACL of $59.4 million and $36.7 million, respectively. The remaining balance of non-accrual loans are substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the years ended December 31, 2024 and 2023.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	December 31, 2024
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$27,954	$—	$—	$27,954	$14,577	$6,235,623	$6,278,154
Owner occupied term, net	1,411	169	—	1,580	24,755	5,243,959	5,270,294
Multifamily, net	—	—	—	—	—	5,804,364	5,804,364
Construction & development, net	—	—	—	—	—	1,983,213	1,983,213
Residential development, net	—	—	—	—	—	231,647	231,647
Commercial
Term, net	1,711	893	—	2,604	29,483	5,505,531	5,537,618
Lines of credit & other, net	5,345	5,523	206	11,074	6,666	2,751,903	2,769,643
Leases & equipment finance, net	15,318	17,117	4,478	36,913	20,997	1,602,925	1,660,835
Residential
Mortgage, net (1)	—	17,844	61,228	79,072	—	5,854,280	5,933,352
Home equity loans & lines, net	5,348	5,369	6,691	17,408	—	2,014,245	2,031,653
Consumer & other, net	808	389	179	1,376	—	178,752	180,128
Total, net of deferred fees and costs	$57,895	$47,304	$72,782	$177,981	$96,478	$37,406,442	$37,680,901
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $2.4 million at December 31, 2024.
(2) Includes government guaranteed portion of $32.1 million and $41.5 million for 90 days or greater and non-accrual loans, respectively.

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

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	December 31, 2024
(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$13,116	$—	$—	$13,116
Owner occupied term, net	—	20,198	—	—	20,198
Commercial
Term, net	2,273	2,856	15,220	580	20,929
Line of credit & other, net	—	1,501	3,645	—	5,146
Leases & equipment finance, net	—	—	20,997	—	20,997
Residential
Mortgage, net	79,440	—	—	—	79,440
Home equity loans & lines, net	2,391	—	—	—	2,391
Total, net of deferred fees and costs	$84,104	$37,671	$39,862	$580	$162,217

	December 31, 2023
(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$4,250	$—	$—	$4,250
Owner occupied term, net	—	22,076	—	—	22,076
Commercial
Term, net	—	271	8,602	301	9,174
Line of credit & other, net	—	1,566	—	—	1,566
Leases & equipment finance, net	—	—	28,403	—	28,403
Residential
Mortgage, net	55,381	—	—	—	55,381
Home equity loans & lines, net	2,740	—	—	—	2,740
Total, net of deferred fees and costs	$58,121	$28,163	$37,005	$301	$123,590

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other than Insignificant Payment Delay	Combo - Interest Rate Reduction and Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term, net	$—	$94	$7,293	$—	$—	$—	$7,387	0.12%
Owner occupied term, net	3,708	215	734	—	—	—	4,657	0.09%
Construction & development, net	—	—	—	1,989	—	—	1,989	0.10%
Commercial
Term, net	—	4,210	3,913	370	—	2,572	11,065	0.20%
Lines of credit & other, net	983	23,040	157	31,227	—	—	55,407	2.00%
Leases & equipment finance, net	—	2,273	—	—	—	—	2,273	0.14%
Residential
Mortgage, net	—	7,606	18,981	1,011	340	—	27,938	0.47%
Total modified loans and leases experiencing financial difficulty	$4,691	$37,438	$31,078	$34,597	$340	$2,572	$110,716	0.29%

	Year Ended December 31, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term, net	$—	$32,461	$—	$—	$32,461	0.50%
Owner occupied term, net	666	507	568	—	1,741	0.03%
Commercial
Term, net	377	4,409	—	—	4,786	0.09%
Lines of credit & other, net	—	13,152	30,804	—	43,956	1.81%
Leases & equipment finance, net	—	1,495	—	—	1,495	0.09%
Residential
Mortgage, net	—	562	46,012	7,101	53,675	0.87%
Total modified loans and leases experiencing financial difficulty	$1,043	$52,586	$77,384	$7,101	$138,114	0.37%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Year Ended December 31, 2024
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term, net	—	6 months	$2,048
Owner occupied term, net	3.71%	2.9 years	$51
Construction & development, net	1.00%	7 months	—
Commercial
Term, net	2.52%	11 months	$535
Lines of credit & other, net	7.59%	9 months	$32
Leases & equipment finance, net	—	11 months	—
Residential
Mortgage, net	7.54%	7.0 years	$1,545

	Year Ended December 31, 2023
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term, net	—	1.4 years	—
Owner occupied term, net	4.00%	2 months	$22
Commercial
Term, net	4.15%	3 months	—
Lines of credit & other, net	—	11 months	$30,080
Leases & equipment finance, net	—	8 months	—
Residential
Mortgage, net	—	11.9 years	$3,391

The Company closely monitors the performance of loans and leases that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 or more days past due. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the periods presented:

	Year Ended December 31, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other-than-Insignificant Payment Delay	Combination - Rate Reduction and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Non-owner occupied term, net	$—	$—	$—	$1,305	$—	$—	$1,305
Owner occupied term, net	2,752	—	—	—	—	—	2,752
Commercial
Term, net	—	—	—	—	—	1,459	1,459
Lines of credit & other, net	—	162	—	—	—	—	162
Leases & equipment finance, net	—	387	—	—	—	—	387
Residential
Mortgage, net	—	1,396	9,903	—	1,805	—	13,104
Total loans and leases experiencing financial difficulty with a subsequent default	$2,752	$1,945	$9,903	$1,305	$1,805	$1,459	$19,169

	Year Ended December 31, 2023
(in thousands)	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial
Lines of credit & other, net	$1,422	$—	$—	$1,422
Leases & equipment finance, net	280	—	—	280
Residential
Mortgage, net	—	977	1,033	2,010
Total loans and leases experiencing financial difficulty with a subsequent default	$1,702	$977	$1,033	$3,712

The following tables present an age analysis of loans and leases as of December 31, 2024 and December 31, 2023 that have been modified within the prior twelve months:

	December 31, 2024
(in thousands)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term, net	$7,387	$—	$—	$—	$—	$7,387
Owner occupied term, net	1,377	—	—	—	3,280	4,657
Construction & development, net	1,989	—	—	—	—	1,989
Commercial
Term, net	6,197	—	—	—	4,868	11,065
Lines of credit & other, net	51,811	2,048	967	—	581	55,407
Leases & equipment finance, net	1,567	250	207	—	249	2,273
Residential
Mortgage, net	21,688	—	1,782	4,468	—	27,938
Total loans and leases, net of deferred fees and costs	$92,016	$2,298	$2,956	$4,468	$8,978	$110,716

	December 31, 2023
(in thousands)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term, net	$30,338	$—	$2,123	$—	$—	$32,461
Owner occupied term, net	1,075	—	—	—	666	1,741
Commercial
Term, net	3,784	—	—	—	1,002	4,786
Lines of credit & other, net	42,263	—	—	—	1,693	43,956
Leases & equipment finance, net	915	181	119	179	101	1,495
Residential
Mortgage, net	50,540	—	1,125	2,010	—	53,675
Total loans and leases, net of deferred fees and costs	$128,915	$181	$3,367	$2,189	$3,462	$138,114

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

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The PD scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. For non-homogeneous loans and leases, PD ratings of 1 through 9 are "pass" grades, while PD ratings of 10 and 11 are "watch" grades. PD ratings of 12-16 correspond to the regulatory-defined categories of special mention (12), substandard (13-14), doubtful (15), and loss (16). The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

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

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$289,721	$564,176	$1,245,868	$1,132,014	$569,014	$2,289,045	$25,716	$12,497	$6,128,051
Special mention	—	—	9,346	600	463	21,191	—	—	31,600
Substandard	7,293	30,926	20,843	—	—	56,216	—	—	115,278
Doubtful	—	—	1,777	659	—	789	—	—	3,225
Total non-owner occupied term, net	$297,014	$595,102	$1,277,834	$1,133,273	$569,477	$2,367,241	$25,716	$12,497	$6,278,154
Current YTD period:
Gross charge-offs	$—	$—	$148	$—	$—	$2,485	$—	$—	$2,633
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$525,513	$499,386	$1,015,154	$867,081	$398,200	$1,639,484	$79,180	$5,262	$5,029,260
Special mention	271	957	23,245	80,611	17,748	38,637	1,920	—	163,389
Substandard	3,892	7,501	7,918	4,147	19,677	25,436	—	—	68,571
Doubtful	2,752	—	2,924	—	—	1,070	—	—	6,746
Loss	—	—	963	—	381	984	—	—	2,328
Total owner occupied term, net	$532,428	$507,844	$1,050,204	$951,839	$436,006	$1,705,611	$81,100	$5,262	$5,270,294
Current YTD period:
Gross charge-offs	$365	$—	$569	$—	$22	$92	$—	$—	$1,048
Multifamily, net
Credit quality indicator:
Pass/Watch	$168,595	$253,543	$1,995,175	$1,634,388	$406,616	$1,224,660	$92,757	$—	$5,775,734
Special mention	—	—	4,545	6,748	—	11,566	—	—	22,859
Substandard	—	—	2,738	1,613	—	1,420	—	—	5,771
Total multifamily, net	$168,595	$253,543	$2,002,458	$1,642,749	$406,616	$1,237,646	$92,757	$—	$5,804,364
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$473,092	$503,923	$746,567	$129,065	$79,262	$18,988	$13,634	$—	$1,964,531
Special mention	1,989	—	1,446	15,247	—	—	—	—	18,682
Total construction & development, net	$475,081	$503,923	$748,013	$144,312	$79,262	$18,988	$13,634	$—	$1,983,213
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Residential development, net
Credit quality indicator:
Pass/Watch	$61,656	$6,327	$5,038	$493	$465	$594	$153,631	$3,443	$231,647
Total residential development, net	$61,656	$6,327	$5,038	$493	$465	$594	$153,631	$3,443	$231,647
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,534,774	$1,866,739	$5,083,547	$3,872,666	$1,491,826	$5,330,080	$366,838	$21,202	$19,567,672

Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$827,497	$650,426	$1,047,231	$789,076	$296,953	$618,886	$1,080,293	$20,922	$5,331,284
Special mention	1,505	48,317	25,893	7,942	—	13,527	36,978	—	134,162
Substandard	25,103	1,792	9,834	5,329	3,067	9,585	—	—	54,710
Doubtful	1,460	1,160	3,771	3,533	683	2,128	—	—	12,735
Loss	—	10	648	1,478	884	1,707	—	—	4,727
Total term, net	$855,565	$701,705	$1,087,377	$807,358	$301,587	$645,833	$1,117,271	$20,922	$5,537,618
Current YTD period:
Gross charge-offs	$649	$2,976	$1,783	$876	$1,324	$1,138	$4,171	$—	$12,917
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$99,104	$42,240	$54,923	$18,467	$8,841	$10,202	$2,381,689	$16,177	$2,631,643
Special mention	79	1,697	675	25	100	175	30,603	4,006	37,360
Substandard	34,404	1,789	1,248	—	—	101	53,491	8,607	99,640
Doubtful	162	—	—	—	—	—	204	290	656
Loss	—	—	191	—	—	—	—	153	344
Total lines of credit & other, net	$133,749	$45,726	$57,037	$18,492	$8,941	$10,478	$2,465,987	$29,233	$2,769,643
Current YTD period:
Gross charge-offs	$—	$758	$309	$241	$59	$563	$20,015	$3,512	$25,457
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$603,191	$457,094	$295,712	$102,259	$32,338	$45,761	$—	$—	$1,536,355
Special mention	10,193	39,259	9,419	2,468	478	122	—	—	61,939
Substandard	4,738	8,518	9,044	3,104	875	523	—	—	26,802
Doubtful	3,878	10,055	13,532	4,659	1,289	338	—	—	33,751
Loss	463	795	571	111	24	24	—	—	1,988
Total leases & equipment finance, net	$622,463	$515,721	$328,278	$112,601	$35,004	$46,768	$—	$—	$1,660,835
Current YTD period:
Gross charge-offs	$1,573	$22,851	$49,518	$18,771	$4,993	$3,138	$—	$—	$100,844

Total commercial	$1,611,777	$1,263,152	$1,472,692	$938,451	$345,532	$703,079	$3,583,258	$50,155	$9,968,096

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$236,004	$231,936	$1,776,736	$2,097,433	$472,883	$1,041,655	$—	$—	$5,856,647
Special mention	1,782	2,536	2,245	2,838	910	7,534	—	—	17,845
Substandard	3,243	5,399	5,120	11,059	2,183	16,446	—	—	43,450
Loss	1,225	2,393	4,037	4,105	779	2,871	—	—	15,410
Total mortgage, net	$242,254	$242,264	$1,788,138	$2,115,435	$476,755	$1,068,506	$—	$—	$5,933,352
Current YTD period:
Gross charge-offs	$—	$—	$491	$292	$314	$368	$—	$—	$1,465
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$756	$870	$2,072	$1,374	$578	$37,625	$1,940,517	$30,453	$2,014,245
Special mention	—	—	136	—	—	838	8,261	1,483	10,718
Substandard	—	—	445	—	—	270	1,230	549	2,494
Loss	—	28	—	175	8	631	1,678	1,676	4,196
Total home equity loans & lines, net	$756	$898	$2,653	$1,549	$586	$39,364	$1,951,686	$34,161	$2,031,653
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$239	$252	$—	$491

Total residential	$243,010	$243,162	$1,790,791	$2,116,984	$477,341	$1,107,870	$1,951,686	$34,161	$7,965,005

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$21,691	$16,491	$10,122	$4,515	$3,041	$5,036	$117,045	$810	$178,751
Special mention	17	193	24	12	5	75	722	150	1,198
Substandard	11	12	10	—	—	25	87	34	179
Total consumer & other, net	$21,719	$16,696	$10,156	$4,527	$3,046	$5,136	$117,854	$994	$180,128
Current YTD period:
Gross charge-offs	$87	$2,851	$104	$35	$1	$305	$2,060	$896	$6,339

Grand total	$3,411,280	$3,389,749	$8,357,186	$6,932,628	$2,317,745	$7,146,165	$6,019,636	$106,512	$37,680,901

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$582,178	$1,307,143	$1,182,485	$615,021	$764,821	$1,832,231	$41,194	$—	$6,325,073
Special mention	—	317	3,478	1,337	2,480	16,352	—	—	23,964
Substandard	32,461	749	—	1,090	35,214	64,304	—	—	133,818
Loss	—	—	—	—	—	85	—	—	85
Total non-owner occupied term, net	$614,639	$1,308,209	$1,185,963	$617,448	$802,515	$1,912,972	$41,194	$—	$6,482,940
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$532,482	$1,067,388	$972,130	$448,569	$581,616	$1,351,172	$67,063	$—	$5,020,420
Special mention	1,575	5,950	6,175	4,945	14,610	15,513	1,932	—	50,700
Substandard	4,034	7,707	48,281	17,275	10,513	35,216	—	—	123,026
Doubtful	—	—	—	—	—	90	—	—	90
Loss	—	963	—	404	—	2	—	—	1,369
Total owner occupied term, net	$538,091	$1,082,008	$1,026,586	$471,193	$606,739	$1,401,993	$68,995	$—	$5,195,605
Prior Year End period:
Gross charge-offs	$—	$16	$—	$—	$—	$787	$—	$—	$803
Multifamily, net
Credit quality indicator:
Pass/Watch	$272,084	$1,982,075	$1,660,492	$400,280	$590,379	$745,705	$51,480	$—	$5,702,495
Special mention	—	—	1,278	—	961	—	—	—	2,239
Total multifamily, net	$272,084	$1,982,075	$1,661,770	$400,280	$591,340	$745,705	$51,480	$—	$5,704,734
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$248,623	$716,207	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,745,832
Special mention	—	1,470	—	—	—	—	—	—	1,470
Total construction & development, net	$248,623	$717,677	$530,305	$186,680	$21,990	$10,738	$31,289	$—	$1,747,302
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development, net
Credit quality indicator:
Pass/Watch	$90,241	$86,078	$22,271	$—	$—	$1,329	$116,490	$6,149	$322,558
Special mention	—	—	—	—	—	—	1,341	—	1,341
Total residential development, net	$90,241	$86,078	$22,271	$—	$—	$1,329	$117,831	$6,149	$323,899
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,763,678	$5,176,047	$4,426,895	$1,675,601	$2,022,584	$4,072,737	$310,789	$6,149	$19,454,480

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$835,662	$1,215,539	$933,970	$391,735	$271,974	$560,595	$1,097,630	$50,874	$5,357,979
Special mention	23,250	14,875	29,128	109	3,340	16,476	—	—	87,178
Substandard	2,911	13,862	13,981	3,068	7,385	7,859	31,399	4,139	84,604
Doubtful	—	1,329	335	796	197	699	—	—	3,356
Loss	—	415	—	648	51	2,534	—	—	3,648
Total term, net	$861,823	$1,246,020	$977,414	$396,356	$282,947	$588,163	$1,129,029	$55,013	$5,536,765
Prior Year End period:
Gross charge-offs	$3,000	$1,418	$—	$415	$389	$886	$44	$808	$6,960
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$105,360	$105,791	$58,441	$12,266	$10,927	$16,108	$1,922,115	$5,676	$2,236,684
Special mention	476	635	394	—	—	80	61,927	403	63,915
Substandard	7,807	4,161	—	—	—	593	83,304	32,509	128,374
Doubtful	—	—	—	—	—	—	48	211	259
Loss	—	693	200	—	1	1	—	—	895
Total lines of credit & other, net	$113,643	$111,280	$59,035	$12,266	$10,928	$16,782	$2,067,394	$38,799	$2,430,127
Prior Year End period:
Gross charge-offs	$30	$168	$—	$47	$144	$45	$1,058	$1,809	$3,301
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$682,866	$501,867	$200,499	$92,402	$61,065	$33,908	$—	$—	$1,572,607
Special mention	46,806	15,962	6,182	1,688	7,224	77	—	—	77,939
Substandard	7,094	15,274	6,704	2,163	1,246	1,161	—	—	33,642
Doubtful	5,833	22,566	9,036	3,161	1,700	208	—	—	42,504
Loss	395	1,485	581	292	58	9	—	—	2,820
Total leases & equipment finance, net	$742,994	$557,154	$223,002	$99,706	$71,293	$35,363	$—	$—	$1,729,512
Prior Year End period:
Gross charge-offs	$2,324	$47,116	$31,569	$9,111	$6,394	$3,087	$—	$—	$99,601

Total commercial	$1,718,460	$1,914,454	$1,259,451	$508,328	$365,168	$640,308	$3,196,423	$93,812	$9,696,404

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$221,207	$1,845,395	$2,355,420	$521,177	$443,152	$735,801	$—	$—	$6,122,152
Special mention	1,125	916	1,737	651	1,156	4,109	—	—	9,694
Substandard	1,851	2,617	2,826	787	1,759	8,746	—	—	18,586
Loss	159	2,724	970	851	220	1,810	—	—	6,734
Total mortgage, net	$224,342	$1,851,652	$2,360,953	$523,466	$446,287	$750,466	$—	$—	$6,157,166
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$562	$1,242	$1,056	$100	$896	$35,677	$1,870,270	$17,807	$1,927,610
Special mention	—	—	—	—	114	378	5,052	1,230	6,774
Substandard	—	—	—	—	137	190	1,278	174	1,779
Loss	14	—	—	—	—	85	1,286	618	2,003
Total home equity loans & lines, net	$576	$1,242	$1,056	$100	$1,147	$36,330	$1,877,886	$19,829	$1,938,166
Prior Year End period:
Gross charge-offs	$—	$—	$12	$29	$—	$52	$448	$—	$541

Total residential	$224,918	$1,852,894	$2,362,009	$523,566	$447,434	$786,796	$1,877,886	$19,829	$8,095,332

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$39,977	$14,919	$7,132	$4,953	$3,441	$5,022	$118,125	$543	$194,112
Special mention	138	52	5	13	52	122	779	135	1,296
Substandard	—	—	—	—	3	1	251	63	318
Loss	—	—	—	—	—	7	2	—	9
Total consumer & other, net	$40,115	$14,971	$7,137	$4,966	$3,496	$5,152	$119,157	$741	$195,735
Prior Year End period:
Gross charge-offs	$3,313	$132	$23	$20	$29	$288	$1,485	$472	$5,762

Grand total	$3,747,171	$8,958,366	$8,055,492	$2,712,461	$2,838,682	$5,504,993	$5,504,255	$120,531	$37,441,951
Note 7 – Premises and Equipment
The following table presents the major components of premises and equipment as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023	Estimated useful life
Land	$90,977	$91,072
Buildings and improvements	293,993	288,189	7 - 39 years
Furniture, fixtures, and equipment	141,378	140,241	4 - 20 years
Software	111,222	110,726	3 - 7 years
Construction in progress and other	42,373	24,094
Total premises and equipment	679,943	654,322
Less: Accumulated depreciation and amortization	(331,273)	(315,352)
Premises and equipment, net	$348,670	$338,970

During 2023, the Company recorded $203.3 million of premises and equipment associated with the Merger. Refer to Note 2 – Business Combination for more information pertaining to the completed Merger.

Depreciation and amortization expense totaled $28.0 million, $29.3 million, and $22.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in occupancy and equipment, net on the Consolidated Statements of Income.

Note 8 – Leases
The Company leases branch locations, corporate office space, and equipment under non-cancelable operating leases. The following table presents the balance sheet information related to leases as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Leases
Operating lease right-of-use assets	$111,227	$115,811
Operating lease liabilities	$125,710	$130,576
The following table presents the weighted-average operating lease term and weighted-average discount rate as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	5.8	6.1
Weighted-average discount rate	4.23%	4.08%

The following table presents the components of lease expense for the years ended December 31, 2024, 2023, and 2022:

(in thousands)
Lease Costs	2024	2023	2022
Operating lease costs	$32,695	$36,378	$30,383
Short-term lease costs	838	1,367	421
Variable lease costs	29	13	26
Sublease income	(2,456)	(3,173)	(2,504)
Net lease costs	$31,106	$34,585	$28,326

The Company performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. For the year ended December 31, 2024, there were no ROU asset impairments recorded in other expenses. For the years ended December 31, 2023 and 2022 there were $2.6 million and $1.8 million, respectively, in ROU asset impairments recorded in other expenses. The impairments were due to the closures or consolidations of leased locations.

The following table presents the supplemental cash flow information related to leases for the years ended December 31, 2024, 2023, and 2022:

(in thousands)
Cash Flows	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,883	$38,384	$30,420
Right of use assets obtained in exchange for new operating lease liabilities	$23,308	$73,252	$24,954

The following table presents the maturities of lease liabilities as of December 31, 2024:

(in thousands)	Operating
Year	Leases
2025	$33,805
2026	29,159
2027	22,118
2028	17,962
2029	13,285
Thereafter	26,769
Total lease payments	143,098
Less: imputed interest	(17,388)
Present value of lease liabilities	$125,710

Note 9 – Goodwill and Other Intangible Assets

The Company had $1.0 billion in goodwill as of December 31, 2024 and 2023, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with the Merger. The Company performed its annual impairment assessment as of October 31 and concluded that there was no impairment. As of December 31, 2024 and 2023, it was determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024 (1)	$710,230	$(225,982)	$484,248
December 31, 2023	$764,791	$(161,112)	$603,679
(1) The current year period was adjusted to remove fully amortized amounts.

Amortization expense recognized on intangible assets was $119.4 million, $111.3 million, and $4.1 million for the years ended December 31, 2024, 2023, and 2022.

The table below presents the forecasted amortization expense for intangible assets as of December 31, 2024:

(in thousands)
Year	Expected Amortization
2025	$105,458
2026	92,545
2027	79,632
2028	66,719
2029	53,805
Thereafter	86,089
Total intangible assets	$484,248

Note 10 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Balance, beginning of period	$109,243	$185,017	$123,615
Additions for new MSR capitalized	6,452	5,347	24,137
Sale of MSR assets	—	(57,305)	—
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(12,566)	(17,694)	(20,272)
Changes due to valuation inputs or assumptions (1)	5,229	(6,122)	57,537
Balance, end of period	$108,358	$109,243	$185,017
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Balance of loans serviced for others	$7,939,445	$8,175,664	$13,020,189
MSR as a percentage of serviced loans	1.36%	1.34%	1.42%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, were $23.9 million, $33.4 million, and $37.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In 2023, the Company closed the sale of $57.3 million in residential mortgage servicing rights, which related to the non-relationship component of the serviced loan portfolio.

Key assumptions used in measuring the fair value of MSR as of December 31, 2024, 2023, and 2022 were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Constant prepayment rate	6.92%	6.78%	6.39%
Discount rate	10.23%	10.25%	10.06%
Weighted average life (years)	8.2	8.3	8.7

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2024, 2023, and 2022 is as follows:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(2,747)	$(2,858)	$(4,870)
Effect on fair value of a 20% adverse change	$(5,351)	$(5,575)	$(9,518)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,565)	$(4,620)	$(8,229)
Effect on fair value of a 200 basis point adverse change	$(8,789)	$(8,888)	$(15,807)

The sensitivity analysis presents the hypothetical effect on fair value of the MSR, due to the change in assumptions. The effect of such hypothetical change in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value is not linear. Additionally, in the analysis, the impact of an adverse change in one assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption. The Company has entered into a fair value hedge by purchasing interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. Refer to Note 17 – Derivatives for further information.

Note 11 – Deposits

The following table presents the major types of deposits as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Non-interest-bearing demand	$13,307,905	$14,256,452
Interest-bearing deposits:
Interest-bearing demand	8,475,693	8,044,432
Money market	11,475,055	10,324,454
Savings	2,360,040	2,754,113
Time, greater than $250,000	1,201,887	1,034,094
Time, $250,000 or less	4,900,152	5,193,475
Total deposits	$41,720,732	$41,607,020

Approximately $6.0 billion in time deposits are scheduled to mature in 2025, including $2.4 billion in brokered time deposits. As of December 31, 2024, brokered time deposits had a weighted average interest rate of 4.57% compared to the weighted average interest rate on all other time deposits that mature in 2025 and thereafter of 3.79%. The following table presents the scheduled maturities of all time deposits as of December 31, 2024:

(in thousands)		Weighted Average Interest Rate
Year	Amount
2025	$5,950,624	4.13%
2026	121,177	1.64%
2027	17,004	0.27%
2028	5,719	0.12%
2029	6,050	0.38%
Thereafter	1,465	0.46%
Total time deposits	$6,102,039	4.06%

Note 12 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase as of December 31, 2024 and 2023:

(dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2024	$236,627	2.02%	$251,540	$251,540
December 31, 2023	$252,119	2.38%	$358,162	$358,162

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

The following table presents the average and maximum balances for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Average balance during the period	$203,969	$267,688
Maximum month end balance during period	$249,087	$304,605

Note 13 – Borrowings

The Company had outstanding borrowings as of December 31, 2024 and 2023 with carrying values of $3.1 billion and $4.0 billion, respectively.

The following table presents selected information for FHLB and FRB advances for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
FHLB Advances
Balance at end of period	$3,100,000	$3,750,000
Average balance during period	$2,430,874	$4,458,463
Maximum month end balance during period	$3,100,000	$6,400,000
Weighted average rate at December 31	5.0%	5.6%
Weighted average rate during period	5.2%	5.3%
FRB Borrowings
Balance at end of period	$—	$200,000
Average balance during period	$1,260,656	$31,918
Maximum month end balance during period	$1,550,000	$200,000
Weighted average rate at December 31	—%	4.8%
Weighted average rate during period	4.8%	4.8%

The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB. Total value of loans and securities pledged to the FHLB were $19.2 billion as of December 31, 2024.

Prior to March 2024, the Bank had access to borrowings under the FRB BTFP, which was subject to certain collateral requirements, namely the amount of pledged investment securities. As of December 31, 2024, there were no securities pledged to the FRB, as compared to $1.4 billion pledged as of December 31, 2023 related to the FRB BTFP.

At December 31, 2024 and 2023, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $7.8 billion as of December 31, 2024, subject to certain collateral requirements. The Bank had available Discount Window line of credit with the Federal Reserve totaling $4.9 billion subject to certain collateral requirements, namely the amount of certain pledged loans and securities as of December 31, 2024. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $600.0 million as of December 31, 2024. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 14 – Junior and Other Subordinated Debentures

Following is information about the Company's wholly-owned Trusts as of December 31, 2024:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$19,942	Floating rate, SOFR + 0.26161% plus 3.35%, adjusted quarterly	8.48%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	30,030	Floating rate, SOFR + 0.26161% plus 3.45%, adjusted quarterly	8.48%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	9,638	Floating rate, SOFR + 0.26161% plus 2.85%, adjusted quarterly	8.31%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	9,480	Floating rate, SOFR + 0.26161% plus 2.85%, adjusted quarterly	8.11%	March 2034
Umpqua Master Trust I	August 2007	41,238	32,370	Floating rate, SOFR + 0.26161% plus 1.35%, adjusted quarterly	7.61%	September 2037
Umpqua Master Trust IB	September 2007	20,619	18,408	Floating rate, SOFR + 0.26161% plus 2.75%, adjusted quarterly	8.26%	December 2037
Sterling Capital Trust III	April 2003	14,433	13,905	Floating rate, SOFR + 0.26161% plus 3.25%, adjusted quarterly	8.39%	April 2033
Sterling Capital Trust IV	May 2003	10,310	9,788	Floating rate, SOFR + 0.26161% plus 3.15%, adjusted quarterly	8.36%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	19,559	Floating rate, SOFR + 0.26161% plus 3.25%, adjusted quarterly	8.26%	June 2033
Sterling Capital Trust VI	June 2003	10,310	9,703	Floating rate, SOFR + 0.26161% plus 3.20%, adjusted quarterly	8.31%	September 2033
Sterling Capital Trust VII	June 2006	56,702	45,972	Floating rate, SOFR + 0.26161% plus 1.53%, adjusted quarterly	7.58%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	41,928	Floating rate, SOFR + 0.26161% plus 1.63%, adjusted quarterly	7.68%	December 2036
Sterling Capital Trust IX	July 2007	46,392	37,143	Floating rate, SOFR + 0.26161% plus 1.40%, adjusted quarterly	7.81%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	8,736	Floating rate, SOFR + 0.26161% plus 3.15%, adjusted quarterly	8.22%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	8,660	Floating rate, SOFR + 0.26161% plus 1.80%, adjusted quarterly	7.64%	June 2035
Klamath First Capital Trust I	July 2001	15,464	15,633	Floating rate, SOFR + 0.42826% plus 3.75%, adjusted semiannually	9.16%	July 2031
Total junior subordinated debentures, at fair value		379,390	330,895
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	10,681	Floating rate, SOFR + 0.26161% plus 3.60%, adjusted quarterly	7.42%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	28,911	Floating rate, SOFR + 0.26161% plus 2.95%, adjusted quarterly	6.83%	September 2033
CIB Capital Trust	November 2002	10,310	10,650	Floating rate, SOFR + 0.26161% plus 3.45%, adjusted quarterly	7.56%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, SOFR + 0.26161% plus 3.58%, adjusted quarterly	8.43%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, SOFR + 0.26161% plus 3.60%, adjusted quarterly	8.21%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, SOFR + 0.26161% plus 2.90%, adjusted quarterly	7.82%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, SOFR + 0.26161% plus 2.90%, adjusted quarterly	7.82%	September 2033
Bank of Commerce Holdings Trust II	July 2005	10,310	10,310	Floating rate, SOFR + 0.26161% plus 1.58%, adjusted quarterly	6.20%	September 2035
Total junior subordinated debentures, at amortized cost		95,882	97,668
Total junior subordinated debentures		$475,272	$428,563
(1)Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)Contractual interest rate of junior subordinated debentures.
(3)Effective interest rate based upon the carrying value as of December 31, 2024.

As of December 31, 2024 and 2023, the Company had $10.0 million in aggregate principal amount of fixed-to-floating rate subordinated debentures. Interest on the subordinated debentures is paid at a variable rate equal to the sum of forward term SOFR, the statutorily prescribed tenor spread adjustment plus 5.26%, payable quarterly until the maturity date of December 10, 2025.

The Company's wholly-owned trusts were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's Consolidated Balance Sheet as junior subordinated debentures. The Trusts are reflected as junior subordinated debentures, either at fair value or at amortized cost. The common stock issued by the Trusts is recorded in other assets and totaled $14.3 million as of both December 31, 2024 and 2023. As of December 31, 2024, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by UHC prior to the Merger (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired by UHC from Sterling Financial Corporation prior to the Merger. The fair value of the junior subordinated debentures increased during the year due to movements in the spot curve and forward rates. A loss of $14.8 million for the year ended December 31, 2024, as compared to a gain of $7.9 million for the year ended December 31, 2023, was recorded in other comprehensive income.

Note 15 – Employee Benefit Plans

Employee Savings Plan
Substantially all of the Company's employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to contribute a portion of their salary to the plan in accordance with Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make matching and/or profit sharing contributions based on profits of the Bank. The Company's contributions charged to expense amounted to $13.6 million, $20.9 million, and $10.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Employee Stock Purchase Plan
The Company maintains an ESPP in which substantially all of the Company's employees are eligible to participate. The ESPP provides participants the opportunity to purchase common stock of the Company at a discounted price. Under the ESPP, participants purchase common stock of the Company for 90% of the lowest price on either the first or last day in the look-back period of six months. In 2024, the ESPP had a single offering period from July 1st to December 31st, with no purchases completed during 2024. At December 31, 2024, there were 877,000 shares available for purchase under the ESPP, 78,000 shares were purchased in January 2025 for $1.4 million, following the closing of the July 1st to December 31st 2024 offering period. In 2023, historical Columbia employees participated in the ESPP for the period from January 1st to June 30th of 2023 and purchased 58,000 shares for $1.2 million.

Supplemental Retirement/Deferred Compensation Plans
The Company has established a Supplemental Retirement & Deferred Compensation Plan (SRP/DCP), a nonqualified deferred compensation plan designed to supplement the retirement income of certain highly compensated executives selected by resolution of the Board. The SRP/DCP has two components: a supplemental retirement plan and a deferred compensation plan. The Company may make discretionary contributions to the SRP. The SRP balances as of December 31, 2024, and 2023 were $536,000 and $517,000, respectively, and are recorded in other liabilities on the Consolidated Balance Sheets. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP balance was $14.1 million and $13.1 million as of December 31, 2024, and 2023, respectively. Additionally, the Company has established an SRP for a former CEO. The balance for this plan was $7.8 million and $8.2 million as of December 31, 2024 and 2023, respectively. In connection with the closing of the Merger, the Company established a deferred compensation plan for certain executives. The balances for this plan were $11.6 million and $8.5 million as of December 31, 2024, and 2023, respectively.

Supplemental Executive Retirement Plan
In connection with the Merger, the Company assumed a SERP, which is unsecured and unfunded with no program assets. The SERP's projected benefit obligation, representing the vested net present value of future payments to individuals under the plan, is accrued over the estimated remaining term of employment of the participants and was determined by actuarial valuation using a discount rate of 5.60% for 2024 and 5.02% for 2023. Additional assumptions and features of the plan include a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation of $18.0 million for 2024 and $18.8 million for 2023 is included in other liabilities on the Consolidated Balance Sheets.
Acquired Plans

In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees, and directors of acquired institutions. No additional contributions have been made to these plans since the effective date of the acquisitions. These unfunded plans provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank may be obligated to pay the designated beneficiary the benefits outlined in the plans. As of December 31, 2024 and 2023, liabilities recorded for the estimated present value of future plan benefits totaled $47.2 million and $49.0 million, respectively, and are recorded in other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023, and 2022, expense recorded for these benefits totaled $4.1 million, $4.8 million, and $1.5 million, respectively.

Rabbi Trusts
The Bank has established irrevocable rabbi trusts for the SRP/DCP plan and sponsors similar trusts for certain deferred compensation plans assumed from prior mergers. The trust assets, generally trading assets, are consolidated in the Company's balance sheets with the associated liabilities, equal to the asset balances, included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2024, and 2023, the asset and liability balances related to these trusts were $15.9 million and $13.7 million, respectively.
Bank-Owned Life Insurance

The Bank has purchased, or acquired through mergers, life insurance policies in connection with certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies, for which the Bank is the owner and sole or partial beneficiary, provide protection against the adverse financial effects of a key employee's death and offer tax-exempt income to offset plan expenses. As of December 31, 2024, and 2023, the cash surrender value of these policies was $693.8 million and $680.9 million, respectively. Additionally, as of December 31, 2024, and 2023, the Bank had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.2 million and $6.3 million, respectively. The Bank is exposed to credit risk if an insurance company cannot fulfill its financial obligations under a policy. To mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 16 – Commitments and Contingencies and Related-Party Transactions

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$10,077,780	$11,278,324
Forward sales commitments	$76,535	$39,500
Commitments to originate residential mortgage loans held for sale	$46,208	$20,588
Standby letters of credit	$216,422	$212,525

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the years ended December 31, 2024 and 2023. As of December 31, 2024, approximately $183.3 million of standby letters of credit expire within one year, and $33.1 million expire thereafter. During the years ended December 31, 2024 and 2023, the Bank recorded approximately $2.9 million and $2.5 million, respectively, in fees associated with standby letters of credit.

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

In August 2020, a class action complaint was filed in the United States District Court (ND Cal) alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court (ND Cal) alleging claims by ten investors with different investments than the class members. The case filed in June 2023 was dismissed in July 2024 due to the plaintiffs' lack of standing. Plaintiffs in the District Court class action case allege damages resulting from the scheme of between $297.4 million and $368.1 million, which includes prejudgment interest. The Superior Court case does not yet have a clear estimate of damages. Trial in the District Court class action case commenced on February 3, 2025. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. The Bank intends to defend these matters vigorously and believes that it has meritorious defenses.

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

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $2.2 million accrued related to legal matters as of December 31, 2024.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for both December 31, 2024 and December 31, 2023. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. As of both December 31, 2024 and December 31, 2023, the multifamily portfolio, including construction, represented approximately 19% of the total loan portfolio. The office portfolio represented approximately 8% of the total loan portfolio as of both December 31, 2024 and December 31, 2023. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

Related-Party Transactions— In the ordinary course of business, the Bank has made loans to related parties, including its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements, are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons, and do not involve higher than normal risk of collectability. The Bank has no material related-party transactions requiring disclosure.

Note 17 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the years ended December 31, 2024 and 2023. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. As of December 31, 2024 and December 31, 2023, the Bank had commitments to originate mortgage loans held for sale totaling $46.2 million and $20.6 million, respectively, and forward sales commitments of $76.5 million and $39.5 million, respectively, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of December 31, 2024, the Bank had $187.0 million notional of interest rate futures contracts and $12.0 million of mortgage-backed securities related to this program. As of December 31, 2023, the Bank had $150.0 million notional of interest rate futures contracts and $36.0 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2024, the Bank had interest rate swap assets with a notional amount of $4.3 billion and interest rate swap liabilities with a notional amount of $4.4 billion related to this program. As of December 31, 2023, the Bank had interest rate swap assets and interest rate swap liabilities, both with a notional amount of $4.7 billion related to this program.

The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and is required to post collateral against its obligations under these agreements of $87.2 million and $88.3 million as of December 31, 2024 and December 31, 2023, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of December 31, 2024 and 2023, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $173.9 million and $166.3 million, respectively.

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

The Bank's derivative assets are included in other assets on the Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate lock commitments	$16	$—	$32	$137
Interest rate futures	—	3,745	3,033	—
Interest rate forward sales commitments	695	9	74	535
Interest rate swaps	107,385	33,874	277,042	260,064
Foreign currency derivatives	542	457	438	355
Total derivative assets and liabilities	$108,638	$38,085	$280,619	$261,091

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the years ended December 31, 2024, 2023, and 2022:

(in thousands)
Derivatives not designated as hedging instrument	2024	2023	2022
Interest rate lock commitments	$121	$(169)	$(4,609)
Interest rate futures	(8,603)	(4,693)	(14,476)
Interest rate forward sales commitments	923	33	47,689
Interest rate swaps	1,667	(4,597)	16,249
Foreign currency derivatives	345	141	126
Total derivative (losses) gains	$(5,547)	$(9,285)	$44,979
The Company is party to interest rate swap contracts that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty.

The following table shows the gross interest rate swaps in the Consolidated Balance Sheets and the respective collateral received or pledged in the form of cash or other financial instruments. The collateral amounts are limited to the outstanding balances of the related asset or liability. Therefore, instances of over collateralization are not shown.

				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
December 31, 2024
Derivative Assets
Interest rate swaps	$107,385	$—	$107,385	$6,516	$96,909	$3,960
Derivative Liabilities
Interest rate swaps	$277,042	$—	$277,042	$6,516	$—	$270,526

Note 18 – Stock Compensation

Stock-based awards are eligible for issuance under the Company’s Incentive Compensation Plan to executives, directors and key employees. The 2024 Equity Incentive Plan was approved by shareholders and authorized the issuance of up to 7.5 million shares as equity compensation. The 2024 plan replaced the 2018 Equity Inventive Plan, which ceased to grant awards as of that date. The plan authorizes the issuance of RSAs, RSUs, and performance unit awards. As of December 31, 2024, there were 6.9 million shares available for future issuance.

Total compensation cost related to restricted shares of Company stock granted to employees is included in salaries and employee benefits of the Consolidated Statements of Income and the income tax benefit or deficiency related to the vesting of RSUs and RSAs is recorded as income tax expense or benefit in the period the shares are vested. The following table presents such share-based compensation expense and tax benefit for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Share-based compensation expense	$17,846	$13,698	$9,332
Tax benefit	$3,898	$3,725	$3,287

The Company's restricted stock plans provide for the payment of withholding taxes by tendering previously owned or recently vested shares. Restricted shares cancelled to pay withholding taxes totaled 285,000, 261,000, and 120,000 shares during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table summarizes information about nonvested RSU activity for the year ended December 31, 2024:

(shares in thousands)	RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,177	$31.19
Granted	658	$17.05
Vested/released	(502)	$31.49
Forfeited/expired	(32)	$31.12
Balance, end of period	1,301	$23.92

The compensation cost related to RSUs in Company stock granted to employees and included in salaries and employee benefits on the Consolidated Statements of Income was $14.2 million, $13.5 million, and $9.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total fair value of RSUs vested and released was $15.8 million, $13.9 million, and $11.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, there was $16.9 million of total unrecognized compensation cost related to nonvested RSUs which is expected to be recognized over a weighted-average period of 0.86 years, assuming expected performance conditions are met for certain units.

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

The following table summarizes information about unvested RSA activity for the year ended December 31, 2024:

(shares in thousands)	RSAs Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	499	$28.24
Granted	816	$18.94
Vested/released	(249)	$27.79
Forfeited/expired	(81)	$22.00
Balance, end of period	985	$21.16

The compensation cost related to RSAs in Company stock granted to employees and included in salaries and employee benefits on the Consolidated Statements of Income was $3.6 million and $194,000 for the years ended December 31, 2024 and 2023, respectively.

The total fair value of RSAs vested and released was $6.9 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 there was $11.3 million of total unrecognized compensation cost related to nonvested RSAs which is expected to be recognized over a weighted-average period of 1.15 years, assuming expected performance conditions are met.

Note 19 – Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company and the Bank's operations and financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.

As permitted by the regulatory capital rules, the Company and the Bank elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. The Company elected this capital relief to delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital. The Company phased out the cumulative adjustment as calculated at the end of 2021, by adjusting it by 75% in 2022, 50% in 2023, and 25% through the end of 2024.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and Tier 1 common to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). Basel III also requires banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer is fully phased-in at 2.5%, such that the CET1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffers were 7%, 8.5%, and 10.5%. Management believes, as of December 31, 2024, that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III as of December 31, 2024 and 2023:

	Actual		For Capital Adequacy Purposes	To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Ratio	Ratio
December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$5,082,012	12.75%	8.00%	10.00%
Umpqua Bank	$4,951,381	12.42%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$4,200,595	10.54%	6.00%	8.00%
Umpqua Bank	$4,530,964	11.37%	6.00%	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$4,200,595	10.54%	4.50%	6.50%
Umpqua Bank	$4,530,964	11.37%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$4,200,595	8.31%	4.00%	5.00%
Umpqua Bank	$4,530,964	8.97%	4.00%	5.00%
December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$4,770,335	11.86%	8.00%	10.00%
Umpqua Bank	$4,653,920	11.57%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	6.00%	8.00%
Umpqua Bank	$4,231,569	10.52%	6.00%	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$3,876,985	9.64%	4.50%	6.50%
Umpqua Bank	$4,231,569	10.52%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$3,876,985	7.60%	4.00%	5.00%
Umpqua Bank	$4,231,569	8.30%	4.00%	5.00%

Note 20 – Shareholders' Equity

Dividends

The following summarizes the dividend activity for the year ended December 31, 2024:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
February 9, 2024	$0.36	February 23, 2024	March 11, 2024
May 13, 2024	$0.36	May 24, 2024	June 10, 2024
August 12, 2024	$0.36	August 23, 2024	September 9, 2024
November 15, 2024	$0.36	November 29, 2024	December 16, 2024

Subsequent to year-end, on February 14, 2025, the Company declared a regular quarterly cash dividend of $0.36 per common share payable on March 17, 2025 to shareholders of record at the close of business on February 28, 2025.

The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by Umpqua Bank to the Company are subject to both federal and state regulatory requirements.

Note 21 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023, and 2022:

(in thousands, except per share data)	2024	2023	2022
Net income	$533,675	$348,715	$336,752

Weighted average number of common shares outstanding - basic (2)	208,463	195,304	129,277
Effect of potentially dilutive common shares (1) (2)	874	567	455
Weighted average number of common shares outstanding - diluted (2)	209,337	195,871	129,732
Earnings per common share (2):
Basic	$2.56	$1.79	$2.60
Diluted	$2.55	$1.78	$2.60
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.
(2) Periods prior to February 28, 2023 were restated in 2023 as a result of the adjustment to common shares outstanding based on the exchange ratio from the Merger of 0.5958.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Restricted stock awards and units	227	727	—

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets:

		December 31, 2024		December 31, 2023
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,878,255	$1,878,255	$2,162,534	$2,162,534
Equity and other investment securities	1,2	78,133	78,133	76,995	76,995
Investment securities available for sale	1,2	8,274,615	8,274,615	8,829,870	8,829,870
Investment securities held to maturity	3	2,101	2,703	2,300	3,025
Loans held for sale	2	71,535	71,535	30,715	30,715
Loans and leases, net	2,3	37,256,272	35,689,803	37,001,080	35,810,989
Restricted equity securities	1	150,024	150,024	179,274	179,274
Residential mortgage servicing rights	3	108,358	108,358	109,243	109,243
Bank-owned life insurance	1	693,839	693,839	680,948	680,948
Derivatives	2,3	108,638	108,638	38,085	38,085
Financial liabilities:
Demand, money market, and savings deposits	1	$35,618,693	$35,618,693	$35,379,451	$35,379,451
Time deposits	2	6,102,039	6,088,430	6,227,569	6,201,519
Securities sold under agreements to repurchase	2	236,627	236,627	252,119	252,119
Borrowings	2	3,100,000	3,101,866	3,950,000	3,950,037
Junior subordinated debentures, at fair value	3	330,895	330,895	316,440	316,440
Junior and other subordinated debentures, at amortized cost	3	107,668	104,216	107,895	97,695
Derivatives	2,3	280,619	280,619	261,091	261,091

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62,276	$43,817	$18,459	$—
Equity securities held in rabbi trusts	15,857	15,857	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,422,787	321,297	1,101,490	—
Obligations of states and political subdivisions	1,026,053	—	1,026,053	—
Mortgage-backed securities and collateralized mortgage obligations	5,825,775	—	5,825,775	—
Loans held for sale, at fair value	71,535	—	71,535	—
Loans and leases, at fair value	168,809	—	168,809	—
Residential mortgage servicing rights, at fair value	108,358	—	—	108,358
Derivatives
Interest rate lock commitments	16	—	—	16
Interest rate forward sales commitments	695	—	695	—
Interest rate swaps	107,385	—	107,385	—
Foreign currency derivatives	542	—	542	—
Total assets measured at fair value	$8,810,088	$380,971	$8,320,743	$108,374
Financial liabilities:
Junior subordinated debentures, at fair value	$330,895	$—	$—	$330,895
Derivatives
Interest rate lock commitments	32	—	—	32
Interest rate futures	3,033	—	3,033	—
Interest rate forward sales commitments	74	—	74	—
Interest rate swaps	277,042	—	277,042	—
Foreign currency derivatives	438	—	438	—
Total liabilities measured at fair value	$611,514	$—	$280,587	$330,927

(in thousands)	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63,298	$44,839	$18,459	$—
Equity securities held in rabbi trusts	13,697	13,697	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,478,392	373,664	1,104,728	—
Obligations of states and political subdivisions	1,072,105	—	1,072,105	—
Mortgage-backed securities and collateralized mortgage obligations	6,279,373	—	6,279,373	—
Loans held for sale, at fair value	30,715	—	30,715	—
Loans and leases, at fair value	275,140	—	275,140	—
Residential mortgage servicing rights, at fair value	109,243	—	—	109,243
Derivatives
Interest rate futures	3,745	—	3,745	—
Interest rate forward sales commitments	9	—	9	—
Interest rate swaps	33,874	—	33,874	—
Foreign currency derivatives	457	—	457	—
Total assets measured at fair value	$9,360,048	$432,200	$8,818,605	$109,243
Financial liabilities:
Junior subordinated debentures, at fair value	$316,440	$—	$—	$316,440
Derivatives
Interest rate lock commitments	137	—	—	137
Interest rate forward sales commitments	535	—	535	—
Interest rate swaps	260,064	—	260,064	—
Foreign currency derivatives	355	—	355	—
Total liabilities measured at fair value	$577,531	$—	$260,954	$316,577

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate, and consumer loans. Each loan category is further segregated by fixed and adjustable-rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. This model is periodically validated by an independent model validation group. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect non-performance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2024
Assets:
Residential mortgage servicing rights	$108,358	Discounted cash flow	Constant prepayment rate	5.77% - 60.85%	6.92%
			Discount rate	9.50% - 16.16%	10.23%
Liabilities:
Interest rate lock commitments, net	$16	Internal pricing model	Pull-through rate	71.00% - 100.00%	87.54%
Junior subordinated debentures	$330,895	Discounted cash flow	Credit spread	1.46% - 4.15%	3.06%

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2023
Assets:
Residential mortgage servicing rights	$109,243	Discounted cash flow	Constant prepayment rate	6.07% - 28.17%	6.78%
			Discount rate	9.50% - 16.05%	10.25%
Liabilities:
Interest rate lock commitments, net	$137	Internal pricing model	Pull-through rate	67.33% - 100.00%	85.53%
Junior subordinated debentures	$316,440	Discounted cash flow	Credit spread	2.25% - 4.66%	3.39%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the years ended December 31, 2024 and 2023:

	2024			2023
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$109,243	$(137)	$(316,440)	$185,017	$32	$(323,639)
Change included in earnings	(7,337)	4	(29,840)	(23,816)	(234)	(29,045)
Change in fair values included in comprehensive income/loss	—	—	(14,812)	—	—	7,866
Purchases and issuances	6,452	(886)	—	5,347	(1,029)	—
Sales and settlements	—	1,003	30,197	(57,305)	1,094	28,378
Ending balance	$108,358	$(16)	$(330,895)	$109,243	$(137)	$(316,440)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$5,229	$(16)	$(29,840)	$(6,122)	$(137)	$(29,045)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(14,812)	$—	$—	$7,866
Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses of $14.8 million for the year ended December 31, 2024, were recorded net of tax as other comprehensive losses of $11.0 million. Comparatively, unrealized gains of $7.9 million were recorded net of tax as other comprehensive gains of $5.8 million for the year ended December 31, 2023. The change recorded for the year ended December 31, 2024 was mainly due to modest movements in the spot curve and forward rates, partially offset by decreases in the credit spreads.

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

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$28,177	$—	$—	$28,177

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$5,036	$—	$—	$5,036

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Loans and leases	$108,513	$104,320	$39,422

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

Refer to Note 2 - Business Combination for further information about the methods used to determine the fair values of significant assets and liabilities pertaining to the Merger.

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	December 31, 2024			December 31, 2023
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$71,535	$70,430	$1,105	$30,715	$29,629	$1,086
Loans held for investment	$168,809	$200,925	$(32,116)	$275,140	$320,397	$(45,257)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the years ended December 31, 2024, 2023, and 2022 the Company recorded a net increase in fair value of $19,000, a net decrease of $342,000, and a net decrease of $10.7 million, respectively.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Consolidated Statements of Income. For the year ended December 31, 2024, the Company recorded a net decrease in fair value of $10.5 million, as compared to a net increase in fair value of $2.6 million for the year ended December 31, 2023.

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

Note 23 – Parent Company Financial Statements

Summary financial information for Columbia Banking System, Inc. on a standalone basis is as follows:

Condensed Balance Sheets
December 31, 2024 and 2023

(in thousands)	December 31, 2024	December 31, 2023
ASSETS
Non-interest-bearing deposits with subsidiary bank	$69,422	$45,895
Investments in:
Bank subsidiary	5,477,550	5,367,612
Non-bank subsidiaries	17,384	18,951
Other assets	10,245	7,781
Total assets	$5,574,601	$5,440,239
LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$469	$444
Other liabilities	17,345	20,426
Junior subordinated debentures, at fair value	330,895	316,440
Junior and other subordinated debentures, at amortized cost	107,668	107,895
Total liabilities	456,377	445,205
Shareholders' equity	5,118,224	4,995,034
Total liabilities and shareholders' equity	$5,574,601	$5,440,239

Condensed Statements of Income
Years Ended December 31, 2024, 2023, and 2022

(in thousands)	2024	2023	2022
INCOME
Dividends from bank subsidiary	$360,000	$353,000	$192,000
Dividends from non-bank subsidiaries	2,894	10,115	2,104
Other income	816	453	127
Total income	363,710	363,568	194,231
EXPENSE
Management fees paid to subsidiaries	1,270	1,877	1,434
Other expenses	42,333	44,493	22,396
Total expenses	43,603	46,370	23,830
Income before income tax benefit and equity in undistributed earnings of subsidiaries	320,107	317,198	170,401
Income tax benefit	(8,884)	(10,019)	(4,677)
Net income before equity in undistributed earnings of subsidiaries	328,991	327,217	175,078
Equity in undistributed earnings of subsidiaries	204,684	21,498	161,674
Net income	$533,675	$348,715	$336,752

Condensed Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022

(in thousands)	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$533,675	$348,715	$336,752
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(204,684)	(21,498)	(161,674)
Depreciation, amortization, and accretion	(228)	(228)	(228)
Net decrease in other assets	(2,465)	(176)	(2,334)
Net increase (decrease) in other liabilities	3,142	(5,472)	2,212
Net cash provided by operating activities	329,440	321,341	174,728
INVESTING ACTIVITIES:
Net increase in advances to subsidiaries	(1)	(143,535)	(121,409)
Net cash used in investing activities	(1)	(143,535)	(121,409)
FINANCING ACTIVITIES:
Net increase (decrease) in advances from subsidiaries	24	317	(379)
Dividends paid on common stock	(300,221)	(270,261)	(182,273)
Repurchases and retirement of common stock	(5,715)	(6,282)	(4,163)
Net proceeds from issuance of common stock	—	1,185	54
Net cash used in financing activities	(305,912)	(275,041)	(186,761)
Net increase (decrease) in cash and cash equivalents	23,527	(97,235)	(133,442)
Cash and cash equivalents, beginning of year	45,895	143,130	276,572
Cash and cash equivalents, end of year	$69,422	$45,895	$143,130

Note 24 – Revenue from Contracts with Customers

The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

The following table presents the Company's sources of non-interest income for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Non-interest income:
Service charges on deposits
Account maintenance fees	$45,446	$37,986	$27,274
Transaction-based and overdraft service charges	26,071	27,539	21,091
Total service charges on deposits	71,517	65,525	48,365
Card-based fees	57,089	55,263	37,370
Financial services and trust revenue	20,208	13,471	90
Total revenue from contracts with customers	148,814	134,259	85,825
Non-interest income within the scope of other GAAP topics	62,152	69,668	113,703
Total non-interest income	$210,966	$203,927	$199,528

Note 25 – Income Taxes and Investment Tax Credits

The following table presents the components of income tax provision for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Current Expense:
Federal	$114,932	$72,224	$70,982
State	39,304	37,365	28,461
Total current tax expense	$154,236	$109,589	$99,443
Deferred tax expense:
Federal	$21,284	$6,794	$11,636
State	9,555	6,101	2,747
Total deferred tax expense	30,839	12,895	14,383
Total	$185,075	$122,484	$113,826

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	5.8%	6.2%	5.8%
Non-deductible FDIC premiums	1.0%	1.7%	0.4%
Net tax-exempt interest income	(1.2)%	(2.2)%	(1.5)%
Other	(0.9)%	(0.7)%	(0.4)%
Effective income tax rate	25.7%	26.0%	25.3%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2024 and 2023:

(in thousands)	2024	2023
Deferred tax assets:
Net unrealized losses on investment securities	$317,213	$303,465
Acquired loans	116,099	146,315
Allowance for credit losses	111,357	115,777
Accrued severance and deferred compensation	36,243	39,904
Other	79,947	88,137
Total gross deferred tax assets	660,859	693,598
Deferred tax liabilities:
Other intangible assets	125,297	155,642
Direct financing leases	36,416	42,825
Deferred loan fees and costs	33,630	34,402
Operating lease right-of-use asset	28,922	30,117
Residential mortgage servicing rights	28,736	31,259
Premises and equipment	19,153	20,579
Other	29,280	31,571
Total gross deferred tax liabilities	301,434	346,395
Net deferred tax assets	$359,425	$347,203

As of December 31, 2024 and 2023, the Company's gross deferred tax assets included $1.9 million and $2.4 million, respectively, of NOL carryforwards expiring in tax years 2030-2032. As of December 31, 2024, the Company has determined there is sufficient positive evidence to conclude that it is more likely than not that the benefit from certain of its federal and state NOL and tax carryforwards will be realized. The Company has determined that no valuation allowance for the deferred tax assets is required as management believes it is more likely than not that future taxable income will be sufficient to realize the remaining gross deferred tax assets of $660.9 million and $693.6 million at December 31, 2024 and 2023, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states. The Company is no longer subject to U.S. income tax examinations for years prior to 2021 and is no longer subject to state income tax examinations for years prior to 2020.

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

The Company had no gross unrecognized tax benefits as of December 31, 2024 and 2023. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. There were no amounts related to interest and penalties recognized for the years ended December 31, 2024 and 2023.

Investment Tax Credits

The Company is involved in various entities that are considered to be variable interest entities, which are primarily related to investments promoting affordable housing and trust preferred securities. The Company is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest, and thus not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities' most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The maximum exposure to loss in the LIHTC is the amount of equity invested and credit extended by the Company. Refer to Note 14 – Junior and Other Subordinated Debentures for further discussion of junior subordinated debentures.

Affordable Housing Tax Credit Investments

The Company makes certain equity investments in various limited partnerships that sponsor affordable housing projects; the purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.

The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction to income tax expense.

The Company records the investments in affordable housing partnerships as a component of other assets on the Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. Amortization related to these investments is recorded as a component of the provision for income taxes on the Consolidated Statements of Income. The Company's unfunded capital commitments to these investments is included in other liabilities on the Consolidated Balance Sheets.

In 2023, the Company recorded $47.2 million of affordable housing investments and $40.9 million of related unfunded capital commitments associated with the Merger.

The following table presents the Company's tax credit investments, which consisted entirely of affordable housing tax credit investments and related unfunded capital commitments as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Other Assets:
Affordable housing tax credit investments	$220,954	$210,873
Other Liabilities:
Unfunded affordable housing tax credit commitments	$95,280	$114,082

The following table presents other information relating to the Company's affordable housing tax credit investments for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	2024	2023	2022
Proportional amortization	$19,778	$16,777	$12,026
Tax credit investment credits and tax benefits	$25,067	$20,932	$14,553

There was no impairment recognized for the years ended December 31, 2024, 2023, and 2022.

Note 26 – Segment Reporting

The Company has one reportable segment based on the products and services offered, primarily banking operations as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Company primarily derives revenue from banking operations by providing consumer and residential real estate loans, commercial lending products, deposit products, and treasury and wealth management services. The Company's primary market areas are in Oregon, Washington, California, Idaho, and Nevada and manages the business activities on a consolidated basis. The accounting policies of the Bank are the same as those described in Note 1 - Summary of Significant Accounting Policies.

The Company's CODM is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources based on consolidated net income that is reported on the Consolidated Statements of Income as net income. The measure of segment assets is total consolidated assets which is reported on the Consolidated Balance Sheets as total assets.

The CODM uses consolidated net income to evaluate income generated from segment assets in making decisions about the allocation of operating and capital resources. Net income is used to monitor budget versus actual results. The CODM also uses consolidated net income in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The CODM is regularly provided with expense information at a level consistent with that disclosed in the Company's Consolidated Statements of Income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, the Company carries out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2024, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although management changes and improves our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the consolidated financial statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment and those criteria, management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2024 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8 of this Annual Report on Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.
February 25, 2025

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

Our directors and executive officers may also engage from time to time in other transactions involving our securities. Transactions in our securities by our directors and executive officers are required to be made in accordance with our Insider Trading and Information Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material non-public information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables pre-arranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material non-public information. Our Insider Trading and Information Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.

On December 3, 2024, Torran Nixon, Senior Executive Vice President of the Company, adopted a trading arrangement for the sale of shares of stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Nixon's Rule 10b5-1 Trading Plan provides for termination on March 7, 2025 (subject to earlier termination for certain customary termination events) and for the sale of up to 7,461 shares of common stock.

During the year ended December 31, 2024, other than disclosed above, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Columbia entered into Participation Agreements (the "Participation Agreements") with Christopher Merrywell and Torran Nixon (each a "Named Executive"), on February 24, 2025 and February 25, 2025, respectively, pursuant to the newly adopted Columbia Banking System, Inc. Executive Change in Control and Severance Plan (the "Plan"). The Participation Agreements are effective upon expiration of existing arrangements for Mr. Merrywell and Mr. Nixon on March 1, 2025. Under the Plan, if a Named Executive’s employment is terminated by Columbia without Cause or the Named Executive terminates their employment with Columbia for Good Reason following the effective date of the applicable Participation Agreement (as such terms “Cause” and “Good Reason” are defined in the Plan, each a “Qualifying Termination”), in each case not in connection with a change in control, the Named Executive will be entitled to receive, subject to execution and non-revocation of a release of claims, cash severance equal to one year’s base salary. If a Named Executive experiences a Qualifying Termination within six months prior to, or within 24 months following, a change in control, the Named Executive will be entitled to receive, subject to execution and non-revocation of a release of claims, (1) cash severance equal to two times the sum of the Named Executive’s annual base salary and target annual bonus, (2) a prorated target bonus for the year of termination, (3) continued health and welfare benefits for 18 months, and (4) vesting of any outstanding equity awards granted in full with respect to any service vesting requirement, and any awards subject to a performance-vesting condition will remain outstanding and eligible to be earned in full based on the level of performance achieved as if the Named Executive had remained employed for the duration of the performance period. The Named Executives will be subject to customary restrictive covenants, including non-competition and non-solicitation covenants, during employment and for up to two years thereafter.

The foregoing description of the Plan and the Participation Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Form of Participation Agreement, which is included as Exhibit 10.81 to this Annual Report on Form 10-K and is incorporated by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted an Insider Trading Policy governing the purchase and/or sale of our securities by the Company’s directors, officers and employees, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. A copy of the Company's Insider Trading and Procedures Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information called for by this Item will be set forth in the Company’s 2025 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2024 fiscal year and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Columbia and its subsidiaries and predecessors by merger that were in effect as of December 31, 2024.

	Equity Compensation Plan Information
	(A)	(B)	(C)
(shares in thousands) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2024 Incentive Plan (1)	212	$—	6,929
2018 Incentive Plan (2)	330	$—	306
Other, (3)	142	$—	2,255
ESPP (4)	—	$—	877
Total	684	$—	10,367

(1)The 2024 Incentive Plan, which was approved by Columbia shareholders on May 8, 2024, authorizes the issuance of equity awards to directors and employees and reserves 7.5 million shares of the Company's common stock for issuance under the plan. As of December 31, 2024, 212,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. As of December 31, 2024, 342,000 shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time-based conditions are not met.

(2)The 2018 Incentive Plan, which was approved by Columbia shareholders on May 23, 2018 and amended on May 22, 2019, authorizes the issuance of equity awards to directors and employees and reserves 3.1 million shares of the Company's common stock for issuance under the plan. As of December 31, 2024, 330,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. As of December 31, 2024, 1.0 million shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time-based conditions are not met.

(3)Includes outstanding restricted share awards issued under stock plans assumed through mergers. As of December 31, 2024, 142,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group and 236,000 full value shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time-based conditions are not met.

(4)Includes 877,000 shares made available for purchase under the shareholder-approved ESPP on May 8, 2024.

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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws of Columbia Banking System, Inc	Filed herewith

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

4.3	Description of Capital Stock (securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1**	2018 Equity Incentive Plan (as amended through May 22, 2019)	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.2**	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.3**	Form of Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.4**	Form of Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.5**	Change in Control Agreement between the Bank and Clint E. Stein dated as of October 24, 2017	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

10.6**	Change in Control Agreement between the Bank and Andrew L. McDonald dated as of May 23, 2019	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.7**	Change in Control Agreement between the Bank and Kumi Yamamoto Baruffi dated as of December 2, 2019	Incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.8**	Change in Control Agreement between the Bank and Christopher Merrywell dated as of January 1, 2020	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

Exhibit #	Description	Location

10.9**	Change in Control Agreement between the Bank and David Moore Devine dated as of March 2, 2020	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

10.10**	Change in Control Agreement between the Bank and Eric Eid dated as of March 2, 2020	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

10.11**	Change in Control Agreement between the Bank and Aaron Deer dated as of May 7, 2020	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.12**	Change in Control Agreement between the Bank and David Lawson dated as of November 25, 2020	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.13**	Change in Control Agreement between the Bank and Lisa Dow dated as of November 25, 2020	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.14**	Form of Long-Term Care Agreement between the Bank, the Company, and each of the following directors: Mr. Folsom, Mr. Hulbert, Mr. Matson, Mr. Rodman, Mr. Weyerhaeuser, and Mr. Will	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.15**	Form of Supplemental Compensation Agreement between the Bank and Messrs. Andrew L. McDonald and Clint E. Stein, respectively	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

10.16**	Form of Indemnification Agreement between the Company and its directors	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.17**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 28, 2016

10.18**	Amendment to Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation plan), dated November 14, 2022	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.19**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016

10.20**	Amendment to Columbia Banking System, Inc. 2016 401 Plus Plan (deferred Compensation Plan), dated November 14, 2022	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.21**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.22**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017	Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

Exhibit #	Description	Location

10.23**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David C. Lawson, effective February 27, 2015	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.24**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and David Lawson, effective November 15, 2017	Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.25**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective February 27, 2015	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.26**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Andrew L. McDonald, effective November 15, 2017	Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.27**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 27, 2015	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.28**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017	Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.29**	Employment Offer (Lisa Dow), dated January 3, 2018	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018

10.30**	Offer Letter, dated April 6, 2020 by and between Columbia State Bank and Aaron Deer	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 13, 2020

10.31**	Employment Agreement, dated as of September 30, 2019, by and between Columbia Banking System, Inc. and Clint E. Stein	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2019

10.32**	Amended and Restated Employment Agreement, dated as of October 11, 2021, by and between Columbia Banking System, Inc. and Clint E. Stein	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.33**	First Amendment to the Employment Agreement and the A&R Employment Agreement, dated as of December 31, 2022, by and between Columbia Banking System, Inc. and Clint E. Stein	Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.34**	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.35**	First Amendment to Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.36**	Amended and Restated Executive Supplemental Income Agreement, by and between the Company and Lisa Dow, dated December 26, 2018	Incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018

Exhibit #	Description	Location

10.37**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Lisa Dow, effective March 11, 2018	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

10.38**	Columbia State Bank Endorsement Method Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

10.39**	First Amendment to the Columbia State Bank Endorsement Split Dollar Agreement (SERP Benefit), by and between the Bank and Lisa Dow, effective February 25, 2019	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

10.40**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and David C. Lawson, effective May 31, 2019	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.41**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Kumi Baruffi, effective May 31, 2019	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.42**	Third Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Clinton E. Stein, effective May 31, 2019	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.43**	Columbia State Bank Endorsement Method Split Dollar Agreement, effective January 15, 2013, by and between Columbia State Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.44**	First Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 23, 2020, by and between Columbia State Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.45**	Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 25, 2020 by and between Columbia State Bank and Aaron Deer	Incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.46**	Executive Supplemental Compensation Agreement dated as of February 23, 2011 between Columbia State Bank and Eric J. Eid	Incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.47**	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and David Devine, effective November 1, 2011	Incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.48**	Columbia State Bank Joint Beneficiary Agreement, by and between Columbia State Bank and Eric Eid, effective November 1, 2011	Incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.49**	Executive Supplemental Compensation Agreement dated as of February 27, 2014 between Columbia State Bank and Eric J. Eid	Incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.50**	Executive Supplemental Compensation Agreement dated as of March 25, 2015 between Columbia State Bank and Christopher M. Merrywell	Incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

Exhibit #	Description	Location

10.51**	Executive Supplemental Compensation Agreement dated as of February 1, 2018 between Columbia State Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.52**	Executive Supplemental Compensation Agreement dated as of March 11, 2019 between Columbia State Bank and David Moore Devine	Incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.53**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Ronald Farnsworth	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 1, 2023
10.54**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Lisa White	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.55**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Aaron Deer	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.56**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Eric Eid	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.57**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Christopher Merrywell	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.58**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Drew Anderson	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.59**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Sheri Burns	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.60**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Frank Namdar	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.61**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Tory Nixon	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.62**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Andrew Ognall	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.63**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Kumi Baruffi	Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.64**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Lisa Dow	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.65**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and David Moore Devine	Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

Exhibit #	Description	Location

10.66**	Second Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, dated as of February 28, 2023, by and between Columbia State Bank and Kumi Baruffi	Incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.67**	Columbia Banking System, Inc. 2023 Deferred Compensation Plan	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.68**	First Amendment to Columbia Banking System, Inc. 2023 Deferred Compensation Plan, dated as of April 18, 2023	Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.69**	Umpqua Holdings Corporation 2013 Incentive Plan	Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed March 1, 2023

10.70**	Sterling Financial Corporation 2010 Long-Term Incentive Plan	Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 filed March 1, 2023

10.71**	Umpqua Bank Nonqualified Deferred Compensation Plan, Revised and Restated January 1, 2024	Incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

10.72**	Form of Umpqua Bank Endorsement Method Split Dollar Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

10.73**	Columbia Banking System, Inc. 2024 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.74**	Columbia Banking System, Inc. Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.75**	Columbia Banking System, Inc. Form of Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.76**	Columbia Banking System, Inc. Form of Performance Stock Unit Agreement (ROTCE)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.77**	Columbia Banking System, Inc. Form of Performance Stock Unit Agreement (TSR)	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.78**	Second Amendment to Amended and Restated Employee Stock Purchase Plan of Columbia Banking System, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.79**	Columbia Banking System, Inc. Executive Change in Control and Severance Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

10.80**
Columbia Banking System, Inc. Form of Participation Agreement (includes the following participants: Drew Anderson, Kumi Yamamoto Baruffi, Aaron Deer, Ronald L. Farnsworth, Brock Lakely, David Moore Devine, Frank Namdar, and Andrew Ognall)
Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

Exhibit #	Description	Location

10.81**	Columbia Banking System, Inc. Form of Participation Agreement (includes the following participants: Christopher Merrywell and Torran Nixon)	Filed herewith

10.82**
Form of First Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement (includes the following insured individuals: Drew K. Anderson, Frank D. Namdar, Torran B. Nixon, and Andrew H. Ognall)
Filed herewith

10.83**	First Amendment to the First Amended and Restated Umpqua Bank Endorsement Method Split Dollar Agreement, dated October 18, 2024, by and between Umpqua Bank and Aaron Deer	Filed herewith

10.84**	First Amendment to the First Amended and Restated Umpqua Bank Endorsement Method Split Dollar Agreement, dated October 28, 2024, by and between Umpqua Bank and Christopher Merrywell	Filed herewith

10.85**	First Amendment to the First Amended and Restated Umpqua Bank Joint Beneficiary Agreement, dated November 12, 2024, by and between Umpqua Bank and David Moore Devine	Filed herewith

10.86**	First Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated December 31, 2024, by and between Umpqua Bank and Kumi Baruffi	Filed herewith

10.87**	Third Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated December 31, 2024, by and between Umpqua Bank and Kumi Baruffi	Filed herewith

10.88**	Third Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated November 12, 2024, by and between Umpqua Bank and Lisa Dow	Filed herewith

10.89**	First Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated November 12, 2024, by and between Umpqua Bank and Lisa Dow	Filed herewith

10.90**	Third Amendment to the Umpqua Bank Joint Beneficiary Agreement, dated October 30, 2024, by and between Umpqua Bank and Clinton Stein	Filed herewith

10.91**	First Amendment to the First Amended and Restated Umpqua Bank Endorsement Method Split Dollar Agreement, dated October 30, 2024, by and between Umpqua Bank and Clinton Stein	Filed herewith

10.92**	Umpqua Bank Endorsement Method Split Dollar Agreement, dated November 27, 2024, by and between Umpqua Bank and Ronald L. Farnsworth	Filed herewith

19.1	Columbia Banking System, Inc. Insider Trading Policy and Procedures, dated December 18, 2024	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Columbia Banking System, Inc. Policy for the Recovery of Erroneously Awarded Incentive-based Compensation, dated October 22, 2024	Filed herewith

Exhibit #	Description	Location

101
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated
Filed herewith

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Columbia Banking System, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

/s/ Clint E. Stein		February 25, 2025
Clint E. Stein, President and Chief Executive Officer

Signature	Title	Date

/s/ Clint E. Stein	President, Chief Executive Officer and Director	February 25, 2025
Clint E. Stein	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 25, 2025
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Lisa M. White	Executive Vice President, Corporate Controller	February 25, 2025
Lisa M. White	(Principal Accounting Officer)

/s/ Cort L. O'Haver	Executive Chair	February 25, 2025
Cort L. O'Haver

/s/ Craig D. Eerkes	Lead Independent Director	February 25, 2025
Craig D. Eerkes

/s/ Mark A. Finkelstein	Director	February 25, 2025
Mark A. Finkelstein

/s/ Eric S. Forrest	Director	February 25, 2025
Eric S. Forrest

/s/ Peggy Y. Fowler	Director	February 25, 2025
Peggy Y. Fowler

/s/ Randal L. Lund	Director	February 25, 2025
Randal L. Lund

/s/ Luis F. Machuca	Director	February 25, 2025
Luis F. Machuca

/s/ S. Mae Fujita Numata	Director	February 25, 2025
S. Mae Fujita Numata

/s/ Maria M. Pope	Director	February 25, 2025
Maria M. Pope

/s/ John F. Schultz	Director	February 25, 2025
John F. Schultz

/s/ Elizabeth W. Seaton	Director	February 25, 2025
Elizabeth W. Seaton

/s/ Hilliard C. Terry III	Director	February 25, 2025
Hilliard C. Terry III

/s/ Anddria Varnado	Director	February 25, 2025
Anddria Varnado