Form 10-Q
period 2025-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2025-05-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 210,200,798 shares outstanding as of April 30, 2025.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ASU	Accounting Standards Update
Bank	Umpqua Bank
Bank Merger	Pacific Premier Bank, National Association, will merge with and into the Bank, with the Bank surviving
Basel III	Basel Capital Framework (third accord)
BOLI	Bank Owned Life Insurance
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CRE	Commercial Real Estate
CVA	Credit Valuation Adjustments
DCF	Discounted Cash Flow
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credit
Merger	Merger Sub will merge with and into Pacific Premier, with Pacific Premier surviving
Mergers	The Merger, together with the subsequent merger of Pacific Premier with and into Columbia, with Columbia surviving
Merger Agreement	Agreement dated as of April 23, 2025 by and among Columbia, Pacific Premier, and Merger Sub.
Merger Sub	Balboa Merger Sub, Inc.
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
NM	Not Meaningful
Pacific Premier	Pacific Premier Bancorp, Inc.
PCD	Purchased with Credit Deterioration
PD	Probability of Default
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation
Umpqua Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks (restricted cash of $125 and $1,298)	$591,265	$496,666
Interest-bearing cash and temporary investments (restricted cash of $8,514 and $6,419)	1,481,441	1,381,589
Total cash and cash equivalents	2,072,706	1,878,255
Investment securities
Equity and other, at fair value	91,580	78,133
Available for sale, at fair value	8,228,805	8,274,615
Held to maturity, at amortized cost	2,057	2,101
Loans held for sale	64,747	71,535
Loans and leases (at fair value: $174,211 and $168,809)	37,616,101	37,680,901
Allowance for credit losses on loans and leases	(421,495)	(424,629)
Net loans and leases	37,194,606	37,256,272
Restricted equity securities	125,300	150,024
Premises and equipment, net	344,926	348,670
Operating lease right-of-use assets	106,696	111,227
Goodwill	1,029,234	1,029,234
Other intangible assets, net	456,269	484,248
Residential mortgage servicing rights, at fair value	105,663	108,358
Bank-owned life insurance	700,768	693,839
Deferred tax asset, net	311,192	359,425
Other assets	684,717	730,461
Total assets	$51,519,266	$51,576,397
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$13,413,927	$13,307,905
Interest-bearing	28,803,767	28,412,827
Total deposits	42,217,694	41,720,732
Securities sold under agreements to repurchase	192,386	236,627
Borrowings	2,550,000	3,100,000
Junior subordinated debentures, at fair value	320,774	330,895
Junior and other subordinated debentures, at amortized cost	107,611	107,668
Operating lease liabilities	121,282	125,710
Other liabilities	771,710	836,541
Total liabilities	46,281,457	46,458,173
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Preferred stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2025 and 2024; issued and outstanding: 210,112,415 in 2025 and 209,536,323 in 2024	5,823,287	5,817,458
Accumulated deficit	(227,006)	(237,254)
Accumulated other comprehensive loss	(358,472)	(461,980)
Total shareholders' equity	5,237,809	5,118,224
Total liabilities and shareholders' equity	$51,519,266	$51,576,397

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2025	March 31, 2024
INTEREST INCOME
Interest and fees on loans and leases	$552,562	$575,044
Interest and dividends on investment securities:
Taxable	68,688	75,017
Exempt from federal income tax	6,807	6,904
Dividends	2,792	3,707
Interest on temporary investments and interest-bearing deposits	16,394	23,553
Total interest income	647,243	684,225
INTEREST EXPENSE
Interest on deposits	176,634	198,435
Interest on securities sold under agreement to repurchase and federal funds purchased	974	1,266
Interest on borrowings	36,074	51,275
Interest on junior and other subordinated debentures	8,566	9,887
Total interest expense	222,248	260,863
Net interest income	424,995	423,362
PROVISION FOR CREDIT LOSSES	27,403	17,136
Net interest income after provision for credit losses	397,592	406,226
NON-INTEREST INCOME
Service charges on deposits	19,301	16,064
Card-based fees	12,571	13,183
Financial services and trust revenue	5,187	4,464
Residential mortgage banking revenue, net	9,334	4,634
Gain on sale of debt securities, net	4	12
Gain (loss) on equity securities, net	1,702	(1,565)
Gain on loan and lease sales, net	97	221
Gain (loss) on certain loans held for investment, at fair value	7,016	(2,372)
Bank-owned life insurance income	4,883	4,639
Other income	6,282	11,077
Total non-interest income	66,377	50,357
NON-INTEREST EXPENSE
Salaries and employee benefits	145,239	154,538
Occupancy and equipment, net	48,170	45,291
Communications	3,426	3,782
Marketing	3,397	1,936
Services	16,078	13,422
FDIC assessments	8,022	14,460
Intangible amortization	27,979	32,091
Merger and restructuring expense	14,379	4,478
Legal settlement	55,000	—
Other expenses	18,432	17,518
Total non-interest expense	340,122	287,516
Income before provision for income taxes	123,847	169,067
Provision for income taxes	37,238	44,987
Net income	$86,609	$124,080
Earnings per common share:
Basic	$0.41	$0.60
Diluted	$0.41	$0.59
Weighted average number of common shares outstanding:
Basic	208,800	208,260
Diluted	210,023	208,956

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net income	$86,609	$124,080
Available for sale securities:
Unrealized gains (losses) arising during the period	130,309	(122,662)
Income tax (expense) benefit related to unrealized gains (losses)	(33,881)	31,893
Reclassification adjustment for net realized gains in earnings	(4)	(12)
Income tax expense related to realized gains	1	3
Net change in unrealized gains (losses) for available for sale securities	96,425	(90,778)

Junior subordinated debentures, at fair value:
Unrealized gains arising during the period	9,551	6,453
Income tax expense related to unrealized gains	(2,483)	(1,678)
Net change in unrealized gains for junior subordinated debentures, at fair value	7,068	4,775

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	20	19
Income tax expense related to amortization of unrecognized net actuarial loss	(5)	(5)
Net change in pension plan liability adjustment	15	14
Other comprehensive income (loss), net of tax	103,508	(85,989)
Comprehensive income	$190,117	$38,091

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2024	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034
Net income			124,080		124,080
Other comprehensive loss, net of tax				(85,989)	(85,989)
Stock-based compensation		4,422			4,422
Stock repurchased and retired	(240,329)	(4,847)			(4,847)
Issuances of common stock under stock plans	1,026,057	—			—
Cash dividends on common stock ($0.36 per share)			(75,455)		(75,455)
Balance at March 31, 2024	209,370,395	$5,802,322	$(418,946)	$(426,131)	$4,957,245
Net income			120,144		120,144
Other comprehensive loss, net of tax				(29,551)	(29,551)
Stock-based compensation		5,486			5,486
Stock repurchased and retired	(41,399)	(767)			(767)
Issuances of common stock under stock plans	130,127	—			—
Cash dividends on common stock ($0.36 per share)			(75,885)		(75,885)
Balance at June 30, 2024	209,459,123	$5,807,041	$(374,687)	$(455,682)	$4,976,672
Net income			146,182		146,182
Other comprehensive income, net of tax				221,798	221,798
Stock-based compensation		5,216			5,216
Stock repurchased and retired	(870)	(20)			(20)
Issuances of common stock under stock plans	73,629	—			—
Cash dividends on common stock ($0.36 per share)			(76,020)		(76,020)
Balance at September 30, 2024	209,531,882	$5,812,237	$(304,525)	$(233,884)	$5,273,828
Net income			143,269		143,269
Other comprehensive loss, net of tax				(228,096)	(228,096)
Stock-based compensation		5,302			5,302
Stock repurchased and retired	(2,757)	(81)			(81)
Issuances of common stock under stock plans	7,198	—			—
Cash dividends on common stock ($0.36 per share)			(75,998)		(75,998)
Balance at December 31, 2024	209,536,323	$5,817,458	$(237,254)	$(461,980)	$5,118,224
Net income			86,609		86,609
Other comprehensive income, net of tax				103,508	103,508
Stock-based compensation		11,186			11,186
Stock repurchased and retired	(249,856)	(6,741)			(6,741)
Issuances of common stock under stock plans	748,425	—			—
Issuances of common stock under employee stock purchase plan	77,523	1,384			1,384
Cash dividends on common stock ($0.36 per share)			(76,361)		(76,361)
Balance at March 31, 2025	210,112,415	$5,823,287	$(227,006)	$(358,472)	$5,237,809

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,609	$124,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of investment discounts, net	(13,727)	(17,693)
Gain on sale of investment securities, net	(4)	(12)
Provision for credit losses	27,403	17,136
Change in cash surrender value of bank-owned life insurance	(5,269)	(4,672)
Depreciation, amortization and accretion	35,027	39,962
Gain on sale of premises and equipment	(3,276)	(183)
Additions to residential mortgage servicing rights carried at fair value	(1,429)	(1,237)
Change in fair value of residential mortgage servicing rights carried at fair value	4,124	36
Stock-based compensation	11,186	4,422
Net increase in equity and other investments	(11,745)	(1,773)
(Gain) loss on equity securities, net	(1,702)	1,565
Gain on sale of loans and leases, net	(2,700)	(1,605)
Change in fair value of loans held for sale	(889)	(189)
Origination of loans held for sale	(136,084)	(86,903)
Proceeds from sales of loans held for sale	143,679	71,990
Change in other assets and liabilities:
Net decrease (increase) in other assets	65,293	(38,767)
Net (decrease) increase in other liabilities	(74,484)	79,351
Net cash provided by operating activities	122,012	185,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	—	(2,130)
Proceeds from investment securities available for sale	189,810	110,458
Purchases of restricted equity securities	(27,046)	(11,250)
Redemption of restricted equity securities	51,770	74,250
Net change in loans and leases	33,864	(263,625)
Proceeds from sales of loans and leases	4,077	18,980
Purchases of premises and equipment, net of proceeds from sales	(241)	(5,899)
Proceeds from bank-owned life insurance death benefits	299	1,160
Purchase of bank-owned life insurance	(2,700)	—
Other	412	381
Net cash provided by (used in) investing activities	250,245	(77,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	496,962	99,140
Net decrease in securities sold under agreements to repurchase	(44,241)	(38,546)
Proceeds from borrowings	2,050,000	3,900,000
Repayment of borrowings	(2,600,000)	(3,950,000)
Net proceeds from issuance of common stock under employee stock purchase plan	1,384	—
Dividends paid on common stock	(75,170)	(74,997)
Repurchase and retirement of common stock	(6,741)	(4,847)
Net cash used in financing activities	(177,806)	(69,250)
Net increase in cash and cash equivalents	194,451	38,583
Cash and cash equivalents, beginning of period	1,878,255	2,162,534
Cash and cash equivalents, end of period	$2,072,706	$2,201,117

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$221,042	$278,634
Income taxes	$1,317	$566
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$96,425	$(90,778)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$7,068	$4,775

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Columbia Banking System, Inc. conform to accounting principles generally accepted in the United States of America and with prevailing practices within the banking and securities industries. All references in this report to "Columbia," "we," "our," or "us" or similar references mean the Company and its subsidiaries, including the wholly-owned banking subsidiary Umpqua Bank (the "Bank"). FinPac is a commercial equipment leasing company and a wholly-owned subsidiary of the Bank. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting and financial reporting policies is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2025, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include those that are normal and recurring in nature considered necessary for a fair presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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
		Fiscal years beginning after December 15, 2024.	The Company adopted the guidance on January 1, 2025 for annual reporting purposes. Refined disclosures will be included in the 2025 10-K.

Significant Accounting Standards Issued but Not Yet Adopted

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	These amendments are aimed to enhance the transparency and usefulness of financial information by requiring entities to break down significant expense categories in the notes to the financial statements. The amendments focus on the disaggregation of income statement expenses and specifically address the need for more detailed disclosures about expense categories.	Fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Debt Securities

The following tables present the amortized cost, unrealized gains, unrealized losses, and approximate fair values of debt securities as of the dates presented:

	March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,426,351	$4,536	$(57,854)	$1,373,033
Obligations of states and political subdivisions	1,051,171	2,735	(33,064)	1,020,842
Mortgage-backed securities and collateralized mortgage obligations	6,204,692	21,727	(391,489)	5,834,930
Total available for sale securities	$8,682,214	$28,998	$(482,407)	$8,228,805
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,057	$588	$—	$2,645
Total held to maturity securities	$2,057	$588	$—	$2,645

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,495,542	$1,092	$(73,847)	$1,422,787
Obligations of states and political subdivisions	1,055,535	2,779	(32,261)	1,026,053
Mortgage-backed securities and collateralized mortgage obligations	6,307,252	3,937	(485,414)	5,825,775
Total available for sale securities	$8,858,329	$7,808	$(591,522)	$8,274,615
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,101	$602	$—	$2,703
Total held to maturity securities	$2,101	$602	$—	$2,703

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $31.9 million and $32.9 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$99,739	$(1,010)	$762,609	$(56,844)	$862,348	$(57,854)
Obligations of states and political subdivisions	485,272	(9,118)	269,731	(23,946)	755,003	(33,064)
Mortgage-backed securities and collateralized mortgage obligations	1,795,282	(25,616)	1,837,923	(365,873)	3,633,205	(391,489)
Total temporarily impaired securities	$2,380,293	$(35,744)	$2,870,263	$(446,663)	$5,250,556	$(482,407)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$185,042	$(2,770)	$794,521	$(71,077)	$979,563	$(73,847)
Obligations of states and political subdivisions	539,440	(8,036)	224,973	(24,225)	764,413	(32,261)
Mortgage-backed securities and collateralized mortgage obligations	3,398,609	(78,817)	1,830,720	(406,597)	5,229,329	(485,414)
Total temporarily impaired securities	$4,123,091	$(89,623)	$2,850,214	$(501,899)	$6,973,305	$(591,522)

The number of individual debt securities in an unrealized loss position in the tables above decreased to 1,024 as of March 31, 2025, as compared to 1,210 at December 31, 2024. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an ACL as of March 31, 2025.

The following table presents the contractual maturities of debt securities as of March 31, 2025:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$263,071	$263,740	$—	$—
Due after one year through five years	2,752,447	2,720,313	2	2
Due after five years through ten years	1,522,998	1,467,666	1	554
Due after ten years	4,143,698	3,777,086	2,054	2,089
Total debt securities	$8,682,214	$8,228,805	$2,057	$2,645

At March 31, 2025 and December 31, 2024, investment securities with a fair value of $6.7 billion and $6.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, repurchase agreements, and for other purposes as required or permitted by law.

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	March 31, 2025	December 31, 2024
Commercial real estate
Non-owner occupied term, net	$6,179,261	$6,278,154
Owner occupied term, net	5,303,424	5,270,294
Multifamily, net	5,831,266	5,804,364
Construction & development, net	2,070,732	1,983,213
Residential development, net	252,349	231,647
Commercial
Term, net	5,490,189	5,537,618
Lines of credit & other, net	2,753,613	2,769,643
Leases & equipment finance, net	1,644,052	1,660,835
Residential
Mortgage, net	5,878,427	5,933,352
Home equity loans & lines, net	2,039,061	2,031,653
Consumer & other, net	173,727	180,128
Total loans and leases, net of deferred fees and costs	$37,616,101	$37,680,901

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans and leases disclosed throughout this note. Interest accrued on loans and leases totaled $145.4 million and $148.0 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets. As of March 31, 2025, loans totaling $22.3 billion were pledged to secure borrowings and available lines of credit.

As of March 31, 2025 and December 31, 2024, the net deferred fees and costs were $61.5 million and $62.0 million, respectively. Total loans and leases also include discounts on acquired loans of $414.0 million and $439.0 million as of March 31, 2025 and December 31, 2024, respectively. Originated loans and leases are reported at the principal amount outstanding, net of unearned interest, deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $188.2 million and $199.9 million as of March 31, 2025 and December 31, 2024, respectively. The carrying balance of PCD loans was $168.1 million and $178.5 million as of March 31, 2025 and December 31, 2024, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three years to five years. Interest income recognized on these leases was $5.7 million for the three months ended March 31, 2025, as compared to $4.9 million for the three months ended March 31, 2024.

Note 4 – Allowance for Credit Losses

The ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. For more information about the Company's ACL methodology, refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

At March 31, 2025, the ACL was $438.9 million, a decrease of $1.9 million from the December 31, 2024 balance of $440.8 million. The change in the total ACL reflects credit migration trends, changes in the economic assumptions, and a recalibration of the commercial real estate, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025. To calculate the ACL, management uses models to estimate PD and LGD for loans and leases, incorporating forecasted economic conditions and macroeconomic variables. The Bank considers the current financial environment and various economic scenarios, selecting the most probable scenario at each measurement date. Forecasts for each variable are updated and incorporated into the ACL calculation. Projected macroeconomic variables over the forecast period can materially impact the ACL, with projections becoming less certain over time.

The Bank opted to use Moody's Analytics' February 2025 consensus economic forecast for estimating the ACL as of March 31, 2025. In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and include the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	2.0%	2.0%	2.0%	2.0%
U.S. unemployment rate average	4.1%	4.1%	4.2%	4.1%
Forecasted average federal funds rate	3.8%	3.6%	3.4%	3.3%

The Bank also uses an additional scenario with varying severity to assess ACL sensitivity and inform qualitative adjustments, keeping economic variables consistent. For this analysis, the Bank selected Moody's Analytics' February 2025 S2 scenario, which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The scenario includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	0.5%	3.0%	2.8%	2.5%
U.S. unemployment rate average	6.4%	4.3%	4.2%	4.1%
Forecasted average federal funds rate	2.2%	2.1%	2.9%	2.9%

The forecast used to calculate the ACL as of March 31, 2025 is projecting higher GDP growth, lower unemployment rates, and average federal funds rates trending lower. This is compared to the December 31, 2024 ACL calculation which used Moody's Analytics' November 2024 consensus economic forecast to forecast the variables used in the models. Management reviewed the results derived from the economic scenarios and subsequent changes to macroeconomic variables for sensitivity analysis, considering these factors when evaluating qualitative adjustments.

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. As of March 31, 2025, the Company evaluated qualitative factors and applied upward adjustments to the quantitative results for the ACL, which is directionally consistent with the upward adjustments made as of December 31, 2024. The majority of the qualitative overlays in this period are focused on the commercial real estate and commercial loan portfolios. This adjustment is designed to more closely align the portfolio with the S2 scenario, as previously discussed. These overlays account for potential economic uncertainties and sector-specific risks, ensuring that the portfolio remains resilient. By incorporating these targeted overlays, we aim to enhance the accuracy and robustness of our risk management strategy, providing a more comprehensive and adaptive approach to potential economic shifts. While qualitative overlays are applied, approximately 80% of the ACL is driven by modeled results, as management determined that the models adequately reflect the significant changes in credit conditions and overall portfolio risk.

Management believes that the ACL was adequate as of March 31, 2025. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2025
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154,413	$218,668	$44,700	$6,848	$424,629
Provision (recapture) for credit losses for loans and leases	14,080	24,090	(11,850)	(133)	26,187
Charge-offs	(119)	(32,611)	(303)	(1,080)	(34,113)
Recoveries	19	4,336	98	339	4,792
Net charge-offs	(100)	(28,275)	(205)	(741)	(29,321)
Balance, end of period	$168,393	$214,483	$32,645	$5,974	$421,495
Reserve for unfunded commitments
Balance, beginning of period	$5,932	$6,935	$2,084	$1,217	$16,168
Provision (recapture) for credit losses on unfunded commitments	1,833	74	(568)	(123)	1,216
Balance, end of period	7,765	7,009	1,516	1,094	17,384
Total allowance for credit losses	$176,158	$221,492	$34,161	$7,068	$438,879

	Three Months Ended March 31, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$125,888	$244,821	$62,004	$8,158	$440,871
Provision (recapture) for credit losses for loans and leases	20,191	436	(3,674)	523	17,476
Charge-offs	(161)	(47,232)	(490)	(1,870)	(49,753)
Recoveries	358	4,732	170	490	5,750
Net recoveries (charge-offs)	197	(42,500)	(320)	(1,380)	(44,003)
Balance, end of period	$146,276	$202,757	$58,010	$7,301	$414,344
Reserve for unfunded commitments
Balance, beginning of period	$11,170	$7,841	$2,940	$1,257	$23,208
Provision (recapture) for credit losses on unfunded commitments	1,858	(1,951)	(183)	(64)	(340)
Balance, end of period	13,028	5,890	2,757	1,193	22,868
Total allowance for credit losses	$159,304	$208,647	$60,767	$8,494	$437,212

Asset Quality and Non-Performing Loans and Leases

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the ACL, and to determine the adequacy of the ACL, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other factors.

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of March 31, 2025 and December 31, 2024, loans and leases on non-accrual status with no related ACL was $888,000 and $3.6 million, respectively, excluding collateral dependent loans and leases that have been written down to net realizable value without an associated ACL of $64.0 million and $59.4 million, respectively. The remaining balance of non-accrual loans are substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2025 and 2024.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	March 31, 2025
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$56,218	$386	$—	$56,604	$16,926	$6,105,731	$6,179,261
Owner occupied term, net	2,999	384	—	3,383	24,984	5,275,057	5,303,424
Multifamily, net	—	—	—	—	—	5,831,266	5,831,266
Construction & development, net	—	—	—	—	—	2,070,732	2,070,732
Residential development, net	—	—	—	—	—	252,349	252,349
Commercial
Term, net	1,828	2,091	—	3,919	28,809	5,457,461	5,490,189
Lines of credit & other, net	4,953	3,863	75	8,891	33,582	2,711,140	2,753,613
Leases & equipment finance, net	24,908	11,521	—	36,429	18,101	1,589,522	1,644,052
Residential
Mortgage, net (1)	19,209	15,722	50,277	85,208	—	5,793,219	5,878,427
Home equity loans & lines, net	6,302	6,809	4,746	17,857	—	2,021,204	2,039,061
Consumer & other, net	630	203	278	1,111	—	172,616	173,727
Total, net of deferred fees and costs	$117,047	$40,979	$55,376	$213,402	$122,402	$37,280,297	$37,616,101
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $2.6 million at March 31, 2025.
(2) Includes government guaranteed portion of $24.2 million and $42.3 million for 90 days or greater and non-accrual loans, respectively.

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

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	March 31, 2025
(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term, net	$—	$14,657	$—	$14,657
Owner occupied term, net	—	20,681	—	20,681
Commercial
Term, net	1,042	1,392	18,231	20,665
Line of credit & other, net	—	4,366	27,605	31,971
Leases & equipment finance, net	—	—	18,101	18,101
Residential
Mortgage, net	76,663	—	—	76,663
Home equity loans & lines, net	2,127	—	—	2,127
Total, net of deferred fees and costs	$79,832	$41,096	$63,937	$184,865

	December 31, 2024
(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term, net	$—	$13,116	$—	$13,116
Owner occupied term, net	—	20,198	—	20,198
Commercial
Term, net	2,273	2,856	15,800	20,929
Line of credit & other, net	—	1,501	3,645	5,146
Leases & equipment finance, net	—	—	20,997	20,997
Residential
Mortgage, net	79,440	—	—	79,440
Home equity loans & lines, net	2,391	—	—	2,391
Total, net of deferred fees and costs	$84,104	$37,671	$40,442	$162,217

Loan and Lease Modifications Made to Borrowers Experiencing Financial Difficulty

The ACL on modified loans or leases is measured using the same credit loss estimation methods used to determine the ACL for all other loans and leases held for investment. These methods incorporate the post-modification loan or lease terms, as well as defaults and charge-offs associated with the modified loans and leases.

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans and leases to borrowers in financial distress that were modified as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Term Extension and Other than Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Owner occupied term, net	$—	$927	$816	$—	$1,743	0.03%
Commercial
Term, net	293	—	11,966	—	12,259	0.22%
Lines of credit & other, net	11,288	16,563	2,999	—	30,850	1.12%
Leases & equipment finance, net	—	923	—	—	923	0.06%
Residential
Mortgage, net	139	197	6,973	916	8,225	0.14%
Total modified loans and leases experiencing financial difficulty	$11,720	$18,610	$22,754	$916	$54,000	0.14%

	Three Months Ended March 31, 2024
(in thousands)	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term, net	$—	$17,630	$17,630	0.27%
Owner occupied term, net	—	534	534	0.01%
Commercial
Term, net	478	—	478	0.01%
Lines of credit & other, net	6,695	144	6,839	0.27%
Leases & equipment finance, net	785	—	785	0.05%
Residential
Mortgage, net	1,012	7,624	8,636	0.14%
Total modified loans and leases experiencing financial difficulty	$8,970	$25,932	$34,902	0.09%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Owner occupied term, net	—	6 months	$894
Commercial
Term, net	0.50%	—	$244
Lines of credit & other, net	0.26%	1.0 year	$3,142
Leases & equipment finance, net	—	1.1 years	—
Residential
Mortgage, net	0.50%	7.1 years	$649

	Three Months Ended March 31, 2024
	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term, net	—	$4,000
Owner occupied term, net	—	$51
Commercial
Term, net	3 months	—
Lines of credit & other, net	6 months	$63
Leases & equipment finance, net	7 months	—
Residential
Mortgage, net	13.5 years	$534

The Company closely monitors the performance of loans and leases to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 or more days past due. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the periods presented:

	Three Months Ended March 31, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total
Commercial real estate
Owner occupied term, net	$—	$—	$564	$—	$564
Commercial
Lines of credit & other, net	—	1,786	920	—	2,706
Leases & equipment finance, net	—	132	—	—	132
Residential
Mortgage, net	117	451	—	223	791
Total loans and leases experiencing financial difficulty with a subsequent default	$117	$2,369	$1,484	$223	$4,193

	Three Months Ended March 31, 2024
(in thousands)	Term Extension	Other-Than-Insignificant Payment Delay	Total
Commercial
Leases & equipment finance, net	$313	$—	$313
Residential
Mortgage, net	—	1,005	1,005
Total loans and leases experiencing financial difficulty with a subsequent default	$313	$1,005	$1,318

The following tables present an age analysis of loans and leases as of March 31, 2025 and 2024 that have been modified within the prior twelve months:

	March 31, 2025
(in thousands)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Owner occupied term, net	$2,343	$—	$—	$—	$3,316	$5,659
Construction & development, net	2,005	—	—	—	—	2,005
Commercial
Term, net	15,529	—	1,463	—	4,977	21,969
Lines of credit & other, net	36,080	1,930	2,901	—	4,878	45,789
Leases & equipment finance, net	1,755	400	139	—	132	2,426
Residential
Mortgage, net	21,671	1,186	1,430	3,634	—	27,921
Total loans and leases, net of deferred fees and costs	$79,383	$3,516	$5,933	$3,634	$13,303	$105,769

	March 31, 2024
(in thousands)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term, net	$47,789	$—	$—	$—	$—	$47,789
Owner occupied term, net	831	242	—	—	534	1,607
Commercial
Term, net	4,124	—	—	—	622	4,746
Lines of credit & other, net	17,197	30,804	—	—	1,453	49,454
Leases & equipment finance, net	1,118	125	83	82	313	1,721
Residential
Mortgage, net	46,959	1,657	—	2,124	—	50,740
Total loans and leases, net of deferred fees and costs	$118,018	$32,828	$83	$2,206	$2,922	$156,057

Credit Quality Indicators

Management regularly reviews loans and leases in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading. The Bank separates its loans and lease portfolios into homogeneous and non-homogeneous categories. Homogeneous loans are rated based on past due status and may enter a higher risk rating scale if modified, requiring six months of timely payments to return to the original scale. Non-homogeneous loans use a dual risk rating approach: the PD scale measures the likelihood of default, and the LGD scale measures potential loss if a default occurs. The product of PD and LGD gives the expected loss, providing a common language of credit risk across different loans. For more information about the Company's credit quality indicators, refer to Note 6 – Allowance for Credit Losses included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable, as well as gross charge-offs for the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$135,680	$281,769	$538,799	$1,229,385	$1,119,994	$2,667,790	$31,547	$—	$6,004,964
Special mention	—	—	274	7,962	—	31,851	—	—	40,087
Substandard	—	7,280	30,866	22,987	386	69,412	—	—	130,931
Doubtful	—	—	—	1,777	—	853	—	—	2,630
Loss	—	—	—	—	649	—	—	—	649
Total non-owner occupied term, net	$135,680	$289,049	$569,939	$1,262,111	$1,121,029	$2,769,906	$31,547	$—	$6,179,261
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$154,194	$530,387	$503,052	$975,986	$839,605	$1,968,664	$27,418	$52,980	$5,052,286
Special mention	—	3,595	957	40,418	84,880	39,144	2,342	904	172,240
Substandard	815	5,954	6,883	9,199	4,050	43,567	—	—	70,468
Doubtful	—	2,752	—	2,924	93	358	—	—	6,127
Loss	—	—	—	907	—	1,396	—	—	2,303
Total owner occupied term, net	$155,009	$542,688	$510,892	$1,029,434	$928,628	$2,053,129	$29,760	$53,884	$5,303,424
Current YTD period:
Gross charge-offs	$—	$—	$—	$81	$—	$38	$—	$—	$119
Multifamily, net
Credit quality indicator:
Pass/Watch	$36,107	$167,981	$243,164	$2,007,651	$1,658,583	$1,580,255	$97,468	$—	$5,791,209
Special mention	—	—	—	10,688	2,857	20,774	—	—	34,319
Substandard	—	—	—	2,720	1,607	1,411	—	—	5,738
Total multifamily, net	$36,107	$167,981	$243,164	$2,021,059	$1,663,047	$1,602,440	$97,468	$—	$5,831,266
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$30,618	$545,957	$512,198	$719,911	$85,205	$105,554	$15,915	$—	$2,015,358
Special mention	—	2,005	—	38,031	15,338	—	—	—	55,374
Total construction & development, net	$30,618	$547,962	$512,198	$757,942	$100,543	$105,554	$15,915	$—	$2,070,732
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development, net
Credit quality indicator:
Pass/Watch	$3,088	$63,906	$2,090	$4,486	$—	$62	$167,406	$11,311	$252,349
Total residential development, net	$3,088	$63,906	$2,090	$4,486	$—	$62	$167,406	$11,311	$252,349
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$360,502	$1,611,586	$1,838,283	$5,075,032	$3,813,247	$6,531,091	$342,096	$65,195	$19,637,032

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$103,493	$823,615	$611,398	$997,248	$741,187	$865,257	$1,131,593	$388	$5,274,179
Special mention	602	635	49,061	25,729	10,287	13,394	37,782	—	137,490
Substandard	12,742	26,276	2,998	5,306	4,366	8,661	—	1,000	61,349
Doubtful	—	71	40	4,343	3,289	5,688	—	—	13,431
Loss	—	—	—	—	927	2,813	—	—	3,740
Total term, net	$116,837	$850,597	$663,497	$1,032,626	$760,056	$895,813	$1,169,375	$1,388	$5,490,189
Current YTD period:
Gross charge-offs	$—	$—	$486	$55	$387	$822	$—	$—	$1,750
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$18,781	$98,034	$39,780	$54,381	$18,522	$20,878	$2,298,147	$73,870	$2,622,393
Special mention	462	965	849	860	25	270	20,066	2,018	25,515
Substandard	4,424	29,482	1,131	1,235	—	—	53,802	14,301	104,375
Doubtful	—	195	—	242	—	—	476	—	913
Loss	—	—	261	156	—	—	—	—	417
Total lines of credit & other, net	$23,667	$128,676	$42,021	$56,874	$18,547	$21,148	$2,372,491	$90,189	$2,753,613
Current YTD period:
Gross charge-offs	$—	$6,944	$—	$—	$25	$307	$1,766	$1,937	$10,979
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$168,569	$550,278	$402,913	$255,927	$82,994	$64,224	$—	$—	$1,524,905
Special mention	186	13,071	38,633	11,294	2,861	515	—	—	66,560
Substandard	1,027	4,396	7,164	7,589	2,400	974	—	—	23,550
Doubtful	—	4,319	8,916	10,300	3,163	1,046	—	—	27,744
Loss	—	237	234	650	68	104	—	—	1,293
Total leases & equipment finance, net	$169,782	$572,301	$457,860	$285,760	$91,486	$66,863	$—	$—	$1,644,052
Current YTD period:
Gross charge-offs	$—	$2,817	$6,328	$7,475	$2,434	$828	$—	$—	$19,882

Total commercial	$310,286	$1,551,574	$1,163,378	$1,375,260	$870,089	$983,824	$3,541,866	$91,577	$9,887,854

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$24,092	$271,204	$218,362	$1,750,524	$2,059,482	$1,472,184	$—	$—	$5,795,848
Special mention	360	3,936	2,523	5,048	4,315	18,751	—	—	34,933
Substandard	—	2,882	3,094	4,057	7,330	13,379	—	—	30,742
Loss	—	1,241	790	2,877	5,894	6,102	—	—	16,904
Total mortgage, net	$24,452	$279,263	$224,769	$1,762,506	$2,077,021	$1,510,416	$—	$—	$5,878,427
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$333	$107	$3,189	$6,943	$3,033	$53,794	$1,945,055	$8,751	$2,021,205
Special mention	—	252	177	561	250	1,245	10,320	306	13,111
Substandard	—	—	—	249	—	266	765	221	1,501
Loss	—	—	20	690	156	1,302	116	960	3,244
Total home equity loans & lines, net	$333	$359	$3,386	$8,443	$3,439	$56,607	$1,956,256	$10,238	$2,039,061
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$219	$84	$303

Total residential	$24,785	$279,622	$228,155	$1,770,949	$2,080,460	$1,567,023	$1,956,256	$10,238	$7,917,488

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$11,825	$11,565	$14,608	$8,650	$3,967	$7,561	$114,017	$423	$172,616
Special mention	11	30	65	61	27	92	466	81	833
Substandard	—	—	40	—	—	130	67	41	278
Total consumer & other, net	$11,836	$11,595	$14,713	$8,711	$3,994	$7,783	$114,550	$545	$173,727
Current YTD period:
Gross charge-offs	$—	$480	$86	$13	$—	$68	$339	$94	$1,080

Grand total	$707,409	$3,454,377	$3,244,529	$8,229,952	$6,767,790	$9,089,721	$5,954,768	$167,555	$37,616,101

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$289,721	$564,176	$1,245,868	$1,132,014	$569,014	$2,289,045	$25,716	$12,497	$6,128,051
Special mention	—	—	9,346	600	463	21,191	—	—	31,600
Substandard	7,293	30,926	20,843	—	—	56,216	—	—	115,278
Doubtful	—	—	1,777	659	—	789	—	—	3,225
Total non-owner occupied term, net	$297,014	$595,102	$1,277,834	$1,133,273	$569,477	$2,367,241	$25,716	$12,497	$6,278,154
Prior Year End period:
Gross charge-offs	$—	$—	$148	$—	$—	$2,485	$—	$—	$2,633
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$525,513	$499,386	$1,015,154	$867,081	$398,200	$1,639,484	$79,180	$5,262	$5,029,260
Special mention	271	957	23,245	80,611	17,748	38,637	1,920	—	163,389
Substandard	3,892	7,501	7,918	4,147	19,677	25,436	—	—	68,571
Doubtful	2,752	—	2,924	—	—	1,070	—	—	6,746
Loss	—	—	963	—	381	984	—	—	2,328
Total owner occupied term, net	$532,428	$507,844	$1,050,204	$951,839	$436,006	$1,705,611	$81,100	$5,262	$5,270,294
Prior Year End period:
Gross charge-offs	$365	$—	$569	$—	$22	$92	$—	$—	$1,048
Multifamily, net
Credit quality indicator:
Pass/Watch	$168,595	$253,543	$1,995,175	$1,634,388	$406,616	$1,224,660	$92,757	$—	$5,775,734
Special mention	—	—	4,545	6,748	—	11,566	—	—	22,859
Substandard	—	—	2,738	1,613	—	1,420	—	—	5,771
Total multifamily, net	$168,595	$253,543	$2,002,458	$1,642,749	$406,616	$1,237,646	$92,757	$—	$5,804,364
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development, net
Credit quality indicator:
Pass/Watch	$473,092	$503,923	$746,567	$129,065	$79,262	$18,988	$13,634	$—	$1,964,531
Special mention	1,989	—	1,446	15,247	—	—	—	—	18,682
Total construction & development, net	$475,081	$503,923	$748,013	$144,312	$79,262	$18,988	$13,634	$—	$1,983,213
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development, net
Credit quality indicator:
Pass/Watch	$61,656	$6,327	$5,038	$493	$465	$594	$153,631	$3,443	$231,647
Total residential development, net	$61,656	$6,327	$5,038	$493	$465	$594	$153,631	$3,443	$231,647
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,534,774	$1,866,739	$5,083,547	$3,872,666	$1,491,826	$5,330,080	$366,838	$21,202	$19,567,672

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$827,497	$650,426	$1,047,231	$789,076	$296,953	$618,886	$1,080,293	$20,922	$5,331,284
Special mention	1,505	48,317	25,893	7,942	—	13,527	36,978	—	134,162
Substandard	25,103	1,792	9,834	5,329	3,067	9,585	—	—	54,710
Doubtful	1,460	1,160	3,771	3,533	683	2,128	—	—	12,735
Loss	—	10	648	1,478	884	1,707	—	—	4,727
Total term, net	$855,565	$701,705	$1,087,377	$807,358	$301,587	$645,833	$1,117,271	$20,922	$5,537,618
Prior Year End period:
Gross charge-offs	$649	$2,976	$1,783	$876	$1,324	$1,138	$4,171	$—	$12,917
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$99,104	$42,240	$54,923	$18,467	$8,841	$10,202	$2,381,689	$16,177	$2,631,643
Special mention	79	1,697	675	25	100	175	30,603	4,006	37,360
Substandard	34,404	1,789	1,248	—	—	101	53,491	8,607	99,640
Doubtful	162	—	—	—	—	—	204	290	656
Loss	—	—	191	—	—	—	—	153	344
Total lines of credit & other, net	$133,749	$45,726	$57,037	$18,492	$8,941	$10,478	$2,465,987	$29,233	$2,769,643
Prior Year End period:
Gross charge-offs	$—	$758	$309	$241	$59	$563	$20,015	$3,512	$25,457
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$603,191	$457,094	$295,712	$102,259	$32,338	$45,761	$—	$—	$1,536,355
Special mention	10,193	39,259	9,419	2,468	478	122	—	—	61,939
Substandard	4,738	8,518	9,044	3,104	875	523	—	—	26,802
Doubtful	3,878	10,055	13,532	4,659	1,289	338	—	—	33,751
Loss	463	795	571	111	24	24	—	—	1,988
Total leases & equipment finance, net	$622,463	$515,721	$328,278	$112,601	$35,004	$46,768	$—	$—	$1,660,835
Prior Year End period:
Gross charge-offs	$1,573	$22,851	$49,518	$18,771	$4,993	$3,138	$—	$—	$100,844

Total commercial	$1,611,777	$1,263,152	$1,472,692	$938,451	$345,532	$703,079	$3,583,258	$50,155	$9,968,096

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$236,004	$231,936	$1,776,736	$2,097,433	$472,883	$1,041,655	$—	$—	$5,856,647
Special mention	1,782	2,536	2,245	2,838	910	7,534	—	—	17,845
Substandard	3,243	5,399	5,120	11,059	2,183	16,446	—	—	43,450
Loss	1,225	2,393	4,037	4,105	779	2,871	—	—	15,410
Total mortgage, net	$242,254	$242,264	$1,788,138	$2,115,435	$476,755	$1,068,506	$—	$—	$5,933,352
Prior Year End period:
Gross charge-offs	$—	$—	$491	$292	$314	$368	$—	$—	$1,465

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$756	$870	$2,072	$1,374	$578	$37,625	$1,940,517	$30,453	$2,014,245
Special mention	—	—	136	—	—	838	8,261	1,483	10,718
Substandard	—	—	445	—	—	270	1,230	549	2,494
Loss	—	28	—	175	8	631	1,678	1,676	4,196
Total home equity loans & lines, net	$756	$898	$2,653	$1,549	$586	$39,364	$1,951,686	$34,161	$2,031,653
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$239	$252	$—	$491

Total residential	$243,010	$243,162	$1,790,791	$2,116,984	$477,341	$1,107,870	$1,951,686	$34,161	$7,965,005

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$21,691	$16,491	$10,122	$4,515	$3,041	$5,036	$117,045	$810	$178,751
Special mention	17	193	24	12	5	75	722	150	1,198
Substandard	11	12	10	—	—	25	87	34	179
Total consumer & other, net	$21,719	$16,696	$10,156	$4,527	$3,046	$5,136	$117,854	$994	$180,128
Prior Year End period:
Gross charge-offs	$87	$2,851	$104	$35	$1	$305	$2,060	$896	$6,339

Grand total	$3,411,280	$3,389,749	$8,357,186	$6,932,628	$2,317,745	$7,146,165	$6,019,636	$106,512	$37,680,901

Note 5 – Goodwill and Other Intangible Assets

The Company had $1.0 billion in goodwill as of March 31, 2025 and December 31, 2024, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with the Umpqua Merger. The Company performed its annual impairment assessment as of October 31, 2024 and concluded that there was no impairment.

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2025	$710,230	$(253,961)	$456,269
December 31, 2024	$710,230	$(225,982)	$484,248

Amortization expense recognized on intangible assets was $28.0 million and $32.1 million for the three months ended March 31, 2025 and 2024, respectively.

The table below presents the forecasted amortization expense for intangible assets as of March 31, 2025:

(in thousands)
Year	Expected Amortization
Remainder of 2025	$77,479
2026	92,545
2027	79,632
2028	66,719
2029	53,805
Thereafter	86,089
Total intangible assets	$456,269

Note 6 – Borrowings

The Bank's FHLB advances were $2.6 billion as of March 31, 2025, as compared to $3.1 billion at December 31, 2024. The FHLB advances have fixed interest rates ranging from 4.44% to 4.51% and all mature in 2025. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. Refer to Note 3 - Loans and leases for further information on loans pledged as collateral for borrowings.

Note 7 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$9,983,817	$10,077,780
Forward sales commitments	$83,250	$76,535
Commitments to originate residential mortgage loans held for sale	$56,633	$46,208
Standby letters of credit	$242,725	$216,422

The Bank is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest-rate risk similar to the risk involved in on-balance sheet items. The contract or notional amounts of these instruments reflect the extent of the Bank's exposure in particular classes of financial instruments.

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $209.3 million of standby letters of credit expire within one year, and $33.4 million expire thereafter.

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

In September 2023, 34 related entities (the “iCap Entities”) that maintained their primary deposit accounts with the Bank filed jointly-administered Chapter 11 bankruptcies in the United States Bankruptcy Court for the Eastern District of Washington. The Bank was served with a request for production of account records and produced such records through counsel. Concurrently, in pleadings filed in the Bankruptcy Court for the Eastern District of Washington on behalf of investors who claimed losses of approximately $290.0 million, the Bank was identified as a party against which claims may be brought in connection with the iCap Entities’ alleged operation of Ponzi schemes prior to the bankruptcy proceedings described above. The potential claims against the Bank and the amount of any alleged damages are not estimable. To the extent suits or actions are commenced, the Bank intends to vigorously defend any and all claims.

In August 2020, a class action complaint was filed in the United States District Court for the Northern District of California alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court for the Northern District of California alleging claims by ten investors with different investments than the class members. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. The District Court case filed in June 2023 was dismissed in July 2024 due to the plaintiffs' lack of standing. The Superior Court case does not yet have a clear estimate of damages and the Bank intends to defend this matter vigorously as appropriate and believes it has meritorious defenses. Plaintiffs in the District Court class action case alleged damages resulting from the scheme of between $297.4 million and $368.1 million, including prejudgment interest. Trial in the District Court class action case commenced on February 3, 2025 and a mistrial was declared on March 4, 2025. The Bank subsequently engaged in a court ordered settlement conference, and a Notice of Settlement was filed on March 27, 2025, which contemplates a settlement payment of $55.0 million by the Bank, including any attorneys' fees or costs. The settlement is subject to the execution of a formal settlement agreement by the parties and preliminary and final court approval. If approved, the settlement is expected to be funded by early 2026.

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

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $56.6 million accrued related to legal matters as of March 31, 2025, which is recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for both March 31, 2025 and December 31, 2024. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. As of March 31, 2025 and December 31, 2024, the multifamily portfolio, including construction, represented approximately 20% and 19%, respectively, of the total loan portfolio. The office portfolio represented approximately 8% of the total loan portfolio as of both March 31, 2025 and December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

Note 8 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward delivery contracts is limited to the replacement cost of those forward delivery contracts in a gain position. There were no counterparty default losses on forward delivery contracts in the three months ended March 31, 2025 and 2024. Market risk with respect to forward delivery contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward delivery contracts with broker-dealers. In the event the Company has forward delivery contracts commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward delivery contracts. As of March 31, 2025 and December 31, 2024, the Bank had commitments to originate mortgage loans held for sale totaling $56.6 million and $46.2 million, respectively, and forward sales commitments of $83.3 million and $76.5 million, respectively.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of March 31, 2025, the Bank had $212.0 million notional of interest rate futures contracts and $14.0 million of mortgage-backed securities. As of December 31, 2024, the Bank had $187.0 million notional of interest rate futures contracts and $12.0 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking borrowers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2025, the Bank had interest rate swap assets with a notional amount of $4.4 billion and interest rate swap liabilities with a notional amount of $4.4 billion related to this program. As of December 31, 2024, the Bank had interest rate swap assets and interest rate swap liabilities, with notional amounts of $4.3 billion and $4.4 billion, respectively.

The Bank has collateral posting requirements for initial margins with its clearing houses and is required to post collateral against its obligations under these interest rate swaps of $87.3 million and $87.2 million as of March 31, 2025 and December 31, 2024, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain interest rate swap derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of March 31, 2025 and December 31, 2024, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $138.7 million and $173.9 million, respectively.

The Bank also has solely executed interest rate swaps indexed to Term SOFR, which are not clearable. These interest rate swaps are executed on a bilateral basis with a counterparty bank. There is no initial margin posted for bilateral swaps, but cash collateral equivalent to variation margin is exchanged to cover the mark-to-market exposure on a daily basis.

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

The Bank's derivative assets are included in other assets on the Condensed Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate lock commitments	$294	$16	$16	$32
Interest rate futures	—	—	135	3,033
Interest rate forward sales commitments	10	695	522	74
Interest rate swaps	89,512	107,385	225,335	277,042
Foreign currency derivatives	322	542	179	438
Total derivative assets and liabilities	$90,138	$108,638	$226,187	$280,619

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the periods indicated:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2025	March 31, 2024
Interest rate lock commitments	$294	$153
Interest rate futures	3,212	(4,271)
Interest rate forward sales commitments	(828)	46
Interest rate swaps	(1,494)	1,197
Foreign currency derivatives	254	42
Total derivative gains (losses)	$1,438	$(2,833)

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

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets/Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
March 31, 2025
Derivative Assets
Interest rate swaps	$89,512	$—	$89,512	$18,951	$57,536	$13,025
Derivative Liabilities
Interest rate swaps	$225,335	$—	$225,335	$18,951	$—	$206,384

December 31, 2024
Derivative Assets
Interest rate swaps	$107,385	$—	$107,385	$6,516	$96,909	$3,960
Derivative Liabilities
Interest rate swaps	$277,042	$—	$277,042	$6,516	$—	$270,526

Note 9 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024
Net income	$86,609	$124,080

Weighted average number of common shares outstanding - basic	208,800	208,260
Effect of potentially dilutive common shares (1)	1,223	696
Weighted average number of common shares outstanding - diluted	210,023	208,956
Earnings per common share:
Basic	$0.41	$0.60
Diluted	$0.41	$0.59
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted stock awards and units that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Restricted stock awards and units	158	601

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		March 31, 2025		December 31, 2024
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,072,706	$2,072,706	$1,878,255	$1,878,255
Equity and other investment securities	1,2	91,580	91,580	78,133	78,133
Investment securities available for sale	1,2	8,228,805	8,228,805	8,274,615	8,274,615
Investment securities held to maturity	3	2,057	2,645	2,101	2,703
Loans held for sale	2	64,747	64,747	71,535	71,535
Loans and leases, net (1)	2,3	37,194,606	35,757,553	37,256,272	35,689,803
Restricted equity securities	1	125,300	125,300	150,024	150,024
Residential mortgage servicing rights	3	105,663	105,663	108,358	108,358
Bank-owned life insurance	1	700,768	700,768	693,839	693,839
Derivatives	2,3	90,138	90,138	108,638	108,638
Financial liabilities:
Demand, money market, and savings deposits	1	$36,215,932	$36,215,932	$35,618,693	$35,618,693
Time deposits	2	6,001,762	5,987,109	6,102,039	6,088,430
Securities sold under agreements to repurchase	2	192,386	192,386	236,627	236,627
Borrowings	2	2,550,000	2,550,150	3,100,000	3,101,866
Junior subordinated debentures, at fair value	3	320,774	320,774	330,895	330,895
Junior and other subordinated debentures, at amortized cost	3	107,611	104,063	107,668	104,216
Derivatives	2,3	226,187	226,187	280,619	280,619

(1) Loans and leases, net are classified as level 3, with the exception of loans originated as held for sale and transferred into loans held for investment of $174.2 million and $168.8 million as of March 31, 2025 and December 31, 2024, respectively, which are classified as level 2.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$75,219	$56,760	$18,459	$—
Equity securities held in rabbi trusts	16,361	16,361	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,373,033	254,780	1,118,253	—
Obligations of states and political subdivisions	1,020,842	—	1,020,842	—
Mortgage-backed securities and collateralized mortgage obligations	5,834,930	—	5,834,930	—
Loans held for sale, at fair value	64,747	—	64,747	—
Loans and leases, at fair value	174,211	—	174,211	—
Residential mortgage servicing rights, at fair value	105,663	—	—	105,663
Derivatives
Interest rate lock commitments	294	—	—	294
Interest rate forward sales commitments	10	—	10	—
Interest rate swaps	89,512	—	89,512	—
Foreign currency derivatives	322	—	322	—
Total assets measured at fair value	$8,755,144	$327,901	$8,321,286	$105,957
Financial liabilities:
Junior subordinated debentures, at fair value	$320,774	$—	$—	$320,774
Derivatives
Interest rate lock commitments	16	—	—	16
Interest rate futures	135	—	135	—
Interest rate forward sales commitments	522	—	522	—
Interest rate swaps	225,335	—	225,335	—
Foreign currency derivatives	179	—	179	—
Total liabilities measured at fair value	$546,961	$—	$226,171	$320,790

(in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62,276	$43,817	$18,459	$—
Equity securities held in rabbi trusts	15,857	15,857	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,422,787	321,297	1,101,490	—
Obligations of states and political subdivisions	1,026,053	—	1,026,053	—
Mortgage-backed securities and collateralized mortgage obligations	5,825,775	—	5,825,775	—
Loans held for sale, at fair value	71,535	—	71,535	—
Loans and leases, at fair value	168,809	—	168,809	—
Residential mortgage servicing rights, at fair value	108,358	—	—	108,358
Derivatives
Interest rate lock commitments	16	—	—	16
Interest rate forward sales commitments	695	—	695	—
Interest rate swaps	107,385	—	107,385	—
Foreign currency derivatives	542	—	542	—
Total assets measured at fair value	$8,810,088	$380,971	$8,320,743	$108,374
Financial liabilities:
Junior subordinated debentures, at fair value	$330,895	$—	$—	$330,895
Derivatives
Interest rate lock commitments	32	—	—	32
Interest rate futures	3,033	—	3,033	—
Interest rate forward sales commitments	74	—	74	—
Interest rate swaps	277,042	—	277,042	—
Foreign currency derivatives	438	—	438	—
Total liabilities measured at fair value	$611,514	$—	$280,587	$330,927

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

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants. The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $5.9 million for the three months ended March 31, 2025, as compared to $6.0 million for the three months ended March 31, 2024.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect non-performance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
March 31, 2025
Assets:
Residential mortgage servicing rights	$105,663	Discounted cash flow	Constant prepayment rate	5.78% - 61.24%	7.23%
			Discount rate	9.62% - 16.19%	10.22%
Interest rate lock commitments, net	$278	Internal pricing model	Pull-through rate	68.92% - 100.00%	87.71%
Liabilities:
Junior subordinated debentures	$320,774	Discounted cash flow	Credit spread	1.69% - 4.69%	3.46%

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2024
Assets:
Residential mortgage servicing rights	$108,358	Discounted cash flow	Constant prepayment rate	5.77% - 60.85%	6.92%
			Discount rate	9.50% - 16.16%	10.23%
Liabilities:
Interest rate lock commitments, net	$16	Internal pricing model	Pull-through rate	71.00% - 100.00%	87.54%
Junior subordinated debentures	$330,895	Discounted cash flow	Credit spread	1.46% - 4.15%	3.06%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$108,358	$(16)	$(330,895)	$109,243	$(137)	$(316,440)
Change included in earnings	(4,124)	40	(6,555)	(36)	(16)	(7,583)
Change in fair values included in comprehensive income/loss	—	—	9,551	—	—	6,453
Purchases and issuances	1,429	813	—	1,237	47	—
Sales and settlements	—	(559)	7,125	—	122	8,026
Ending balance	$105,663	$278	$(320,774)	$110,444	$16	$(309,544)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(983)	$278	$(6,555)	$3,117	$16	$(7,583)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$9,551	$—	$—	$6,453

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized gains of $9.6 million for the three months ended March 31, 2025, were recorded net of tax as other comprehensive gains of $7.1 million. Comparatively, unrealized gains of $6.5 million were recorded net of tax as other comprehensive gains of $4.8 million for the three months ended March 31, 2024. The change recorded for the three months ended March 31, 2025 was mainly due to increases in credit spreads and changes in swap rates modest movements.

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

	March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$13,872	$—	$—	$13,872

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$28,177	$—	$—	$28,177

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Loans and leases	$28,682	$28,174

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	March 31, 2025			December 31, 2024
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$64,747	$62,753	$1,994	$71,535	$70,430	$1,105
Loans held for investment	$174,211	$199,311	$(25,100)	$168,809	$200,925	$(32,116)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2025, the Company recorded a net increase in fair value of $889,000. For the three months ended March 31, 2024, the Company recorded a net increase of $189,000.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. For the three months ended March 31, 2025, the Company recorded a net increase in fair value of $7.0 million, as compared to a net decrease in fair value of $2.4 million for the three months ended March 31, 2024.

The Company selected the fair value measurement option for certain junior subordinated debentures originally issued by UHC prior to the Umpqua Merger (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired by UHC from Sterling Financial Corporation prior to the Umpqua Merger, with changes in fair value recognized as a component of other comprehensive income. The remaining junior subordinated debentures were acquired through business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 11 – Income Taxes and Investment Tax Credits

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal and state NOL and tax carryforwards and has not provided a valuation allowance against its deferred tax assets.

As of March 31, 2025, the Company had a net deferred tax asset of $311.2 million, which includes $1.5 million of federal and state NOL carry-forwards, expiring in tax years 2030-2031.

The Company recorded income tax expense of $37.2 million and $45.0 million for the three months ended March 31, 2025 and 2024, respectively, representing effective tax rates of 30.1% and 26.6%, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, was primarily attributable to an increase in non-deductible compensation.

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

The Company records the investments in affordable housing partnerships of $222.6 million and $221.0 million as of March 31, 2025 and December 31, 2024, respectively, as a component of other assets on the Condensed Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $94.1 million and $95.3 million as of March 31, 2025 and December 31, 2024, respectively, which are recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Income.

Note 12 – Segment Reporting

The Company has one operating and reportable segment based on the products and services offered, primarily banking operations as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Company primarily derives revenue from banking operations by providing consumer and residential real estate loans, commercial lending products, deposit products, and treasury and wealth management services. The Company's primary market areas are in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah and it manages the business activities on a consolidated basis. The accounting policies of the Bank are the same as those described in Note 1 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The Company's CODM is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources based on consolidated net income that is reported on the Condensed Consolidated Statements of Income. The measure of segment assets is total consolidated assets which is reported on the Condensed Consolidated Balance Sheets.

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

The CODM is regularly provided with significant segment expense information at a level consistent with that disclosed in the Company's Condensed Consolidated Statements of Income.

Note 13 – Subsequent Event

On April 23, 2025, Columbia announced that it entered into the Merger Agreement with Pacific Premier, pursuant to which Columbia will acquire Pacific Premier in an all-stock transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Pacific Premier, with Pacific Premier surviving the Merger, (ii) immediately following the Merger and as a part of a single integrated transaction, Pacific Premier will merge with and into Columbia, with Columbia continuing as the surviving entity, and (iii) promptly following such merger, Pacific Premier Bank, National Association, will merge with and into the Bank, with the Bank continuing as the surviving bank. Pursuant to the terms of the Merger Agreement, Pacific Premier stockholders will receive 0.9150 of a share of Columbia common stock for each Pacific Premier share they own. Following closing, Pacific Premier stockholders will own approximately 30% of the outstanding Columbia common stock. The combined company will have approximately $70 billion in assets and will be a market leader in the largest banking markets within the Western U.S. The closing of the Merger is subject to approvals from the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation, the shareholders of the Company, and the stockholders of Pacific Premier.

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
•risks related to the proposed Merger with Pacific Premier including, among others, (i) failure to complete the Merger or unexpected delays related to the Merger or either party’s inability to obtain regulatory, shareholder, or stockholder approvals, or satisfy other closing conditions required to complete the Merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the Merger that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue or expense synergies from the Merger may not be fully realized or may take longer than anticipated to be realized, (vi) deposit attrition, customer or employee loss, and/or revenue loss as a result of the announcement of the Merger, (viii) expenses related to the Merger being greater than expected, and (ix) shareholder litigation that could prevent or delay the closing of the Merger or otherwise negatively impact the Company’s business and operations;
•the impact of proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners that could have an adverse impact on customers;
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

Executive Overview

Recent Developments

•On April 23, 2025, we announced that we and Pacific Premier, the parent company of Pacific Premier Bank, National Association, entered into the Merger Agreement, pursuant to which Columbia will acquire Pacific Premier in an all-stock transaction. Pursuant to the terms of the Merger Agreement, Pacific Premier stockholders will receive 0.9150 of a share of Columbia common stock for each Pacific Premier share they own. The combined company will have approximately $70 billion in assets and will be a market leader in the largest banking markets within the Western U.S. The acquisition is expected to close in the second half of 2025, subject to satisfaction of customary closing conditions, including receipt of regulatory, shareholder, and stockholder approvals. The combination is a natural and strategic fit that supports our Business Bank of Choice operating strategy. Pacific Premier’s footprint accelerates and strengthens Columbia’s competitive position in Southern California, and it brings new products and services that enhance our offerings and elevate our ability to provide needs-based solutions for our existing and prospective customers.

The following is a discussion of our results for the three months ended March 31, 2025, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.41 for the three months ended March 31, 2025, as compared to $0.68 for the three months ended December 31, 2024. The decrease for the three months ended March 31, 2025, as compared to the prior period, was primarily driven by an increase in non-interest expense, related to a $55.0 million accrual for a legal settlement and $14.6 million in severance expense.

•Net interest margin, on a tax-equivalent basis, was 3.60% for the three months ended March 31, 2025, as compared to 3.64% for the three months ended December 31, 2024, due to lower earning asset yields which were only partially offset by lower funding costs. Net interest income was $425.0 million for the three months ended March 31, 2025, a decrease of $12.4 million compared to the three months ended December 31, 2024, due to the same factors that impacted net interest margin. Lower accretion income, primarily related to investment securities income, accounted for the majority of the decline in net interest income.

•Non-interest income was $66.4 million for the three months ended March 31, 2025, as compared to $49.7 million for the three months ended December 31, 2024. The increase was driven by fluctuations in fair value adjustments and MSR hedging activity due to rate changes, which collectively resulted in a net fair value gain of $9.5 million in the first quarter, compared to a net fair value loss of $5.5 million in the prior period.

•Non-interest expense was $340.1 million for the three months ended March 31, 2025, as compared to $266.6 million for the three months ended December 31, 2024. The increase is mainly related to a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $0.41 for the three months ended March 31, 2025, as compared to $0.59 for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, as compared to the prior year period, was primarily driven by an increase in non-interest expense, due to the litigation accrual and severance, as noted above.

•Net interest margin, on a tax-equivalent basis, was 3.60% for the three months ended March 31, 2025, as compared to 3.52% for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 compared to the prior year period was due to lower funding costs, which were partially offset by lower earning asset yields due to fluctuating interest rates and product repricing between the periods. A favorable balance sheet mix shift to lower-cost customer deposits from higher-cost wholesale funding sources between periods contributed positively to net interest margin. Net interest income increased $1.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to the same factors that impacted net interest margin, partially offset by slight contraction in the balance of average interest-earning assets between periods.

•Non-interest income was $66.4 million for the three months ended March 31, 2025, as compared to $50.4 million for the three months ended March 31, 2024. The increase was mainly due to fluctuations in fair value adjustments for certain loans held for sale and MSR hedging activity, which collectively resulted in a favorable change due to a net fair value gain of $9.5 million for the three months ended March 31, 2025, compared to a net fair value loss of $3.9 million for the three months ended March 31, 2024.

•Non-interest expense was $340.1 million for the three months ended March 31, 2025, as compared to $287.5 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 is mainly related to a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense. This increase was partially offset by a decrease in salaries and employee benefits, as a result of operational efficiency activities undertaken in 2024.

Comparison of current period end to prior year end

•Total loans and leases were $37.6 billion as of March 31, 2025, a decrease of $64.8 million, as compared to December 31, 2024. The decrease in total loans and leases was primarily in commercial and residential loan balances, partially offset by an increase in commercial real estate balances. The contraction was driven by loan payoffs and slower origination volume, offset by draws in CRE construction loans and growth in owner-occupied term CRE balances.

•Total deposits were $42.2 billion as of March 31, 2025, an increase of $497.0 million, as compared to December 31, 2024. The increase was due to customer deposit growth, driven by focused campaigns run by our branch network and other commercial customer deposit growth, slightly offset by a reduction in brokered deposits.

•Total consolidated assets were $51.5 billion as of March 31, 2025, compared to $51.6 billion as of December 31, 2024.

Credit Quality

•Non-performing assets increased to $178.0 million, or 0.35% of total assets, as of March 31, 2025, compared to $169.6 million, or 0.33% of total assets, as of December 31, 2024. Non-performing loans and leases were $175.1 million, or 0.47% of total loans and leases, as of March 31, 2025, compared to $166.9 million, or 0.44% of total loans and leases, as of December 31, 2024. As of March 31, 2025, non-performing loans included $66.5 million in government guarantees.

•The ACL was $438.9 million as of March 31, 2025, a decrease of $1.9 million compared to December 31, 2024. The decrease in the ACL reflects credit migration trends, changes in the economic assumptions used in credit models, and a recalibration of the commercial real estate, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025.

•The Company had a provision for credit losses of $27.4 million for the three months ended March 31, 2025. This compares to a provision for credit losses of $28.2 million for the three months ended December 31, 2024 and $17.1 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 compared to the prior quarter was mainly due to credit migration trends and changes in the economic forecasts, as well as a recalibration of CECL models in the first quarter of 2025. The increase for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was mainly due to credit migration trends, changes in the economic forecasts used in credit models, and a recalibration of our CECL models which contributed to the change when compared to the prior period.

Liquidity

•Total cash and cash equivalents were $2.1 billion as of March 31, 2025, an increase of $194.5 million from December 31, 2024, due mainly to increased deposits at quarter end. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage the balance sheet by decreasing debt and non-deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $19.0 billion as of March 31, 2025, representing 37% of total assets, 45% of total deposits, and 131% of estimated uninsured deposits.

Capital

•The Company's total risk-based capital ratio was 12.9% and its common equity tier 1 ("CET1") capital ratio was 10.6% as of March 31, 2025. As of December 31, 2024, the Company's total risk-based capital ratio was 12.8% and its CET1 capital ratio was 10.5%.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on March 17, 2025.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimates for ACL and goodwill are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the three months ended March 31, 2025.

Results of Operations

Comparison of current quarter to prior quarter

The Company had net income of $86.6 million for the three months ended March 31, 2025, compared to net income of $143.3 million for the three months ended December 31, 2024. The decrease in net income was mainly attributable to an increase in non-interest expense and decrease in net interest income, partially offset by an increase in non-interest income and a decrease in the provision for income taxes. The increase of $73.5 million in non-interest expense was primarily driven by a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense. The increase of $16.6 million in non-interest income was primarily driven by quarterly fluctuations in fair value adjustments and MSR hedging activity driven by changes in interest rates. The decrease of $12.4 million in net interest income reflects lower interest income that was only partially offset by lower funding costs. Lower accretion income, primarily related to investment securities income, contributed to the decrease in net interest income.

Comparison of current year-to-date to prior year period

For the three months ended March 31, 2025, the Company had net income of $86.6 million, compared to net income of $124.1 million for the same period in the prior year. The decrease in net income was mainly attributable to increases in non-interest expense, partially offset by an increase in non-interest income. The $52.6 million increase in non-interest expense was primarily driven by a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense, partially offset by decreases in salaries and employee benefits related to operational efficiencies gained in 2024. The increase of $16.0 million in non-interest income was primarily driven by fluctuations in the fair value adjustments and MSR hedging activity driven by changes in interest rates during the periods.

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

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Return on average assets	0.68%	1.10%	0.96%
Return on average common shareholders' equity	6.73%	10.91%	10.01%
Return on average tangible common shareholders' equity	9.45%	15.41%	14.82%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$5,216,555	$5,226,290	$4,985,875
Less: average goodwill and other intangible assets, net	1,501,590	1,528,431	1,619,134
Average tangible common shareholders' equity	$3,714,965	$3,697,859	$3,366,741

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Total shareholders' equity	$5,237,809	$5,118,224
Less: Goodwill	1,029,234	1,029,234
Less: Other intangible assets, net	456,269	484,248
Tangible common shareholders' equity	$3,752,306	$3,604,742

Total assets	$51,519,266	$51,576,397
Less: Goodwill	1,029,234	1,029,234
Less: Other intangible assets, net	456,269	484,248
Tangible assets	$50,033,763	$50,062,915

Total shareholders' equity to total assets ratio	10.17%	9.92%
Tangible common equity to tangible assets ratio	7.50%	7.20%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended March 31, 2025 was $425.0 million, a decrease of $12.4 million compared to the three months ended December 31, 2024. The decrease was driven by a $29.3 million decrease in interest income, partially offset by lower funding costs, due in part to the reductions in the federal funds rate that occurred in the last quarter of 2024. Lower accretion income related to investment securities income contributed to the decline in net interest income.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.60% for the three months ended March 31, 2025, as compared to 3.64% for the three months ended December 31, 2024. Lower earning asset yields were only partially offset by lower funding costs. Lower accretion income contributed to a decline in the yield on investment securities. The yield on loans and leases for the three months ended March 31, 2025 was 5.92%, a decrease of 13 basis points compared to the three months ended December 31, 2024. The cost of interest-bearing liabilities for the three months ended March 31, 2025 was 2.80%, a decrease of 18 basis points compared to the three months ended December 31, 2024.

Comparison of current year-to-date to prior year period

Net interest income for the three months ended March 31, 2025 was $425.0 million, an increase of $1.6 million compared to the three months ended March 31, 2024. The change in net interest income was mainly due to lower interest rates, driven by the reductions in the federal funds rate in the latter half of 2024, which resulted in lower rates on interest-bearing liabilities, almost completely offset by lower yields on interest-earning assets for the three months ended March 31, 2025 compared to the prior year period.

The net interest margin on a fully tax-equivalent basis was 3.60% for the three months ended March 31, 2025, as compared to 3.52% for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 compared to the prior year period was due to lower funding costs, partially offset by lower earning yields. A favorable balance sheet mix shift to lower-cost customer deposits from higher-cost wholesale funding sources between periods contributed positively to net interest margin. The yield on loans and leases for the three months ended March 31, 2025 and 2024 was 5.92% and 6.13%, respectively, a decrease of 21 basis points, primarily due to the declining rate environment. The cost of interest-bearing liabilities was 2.80% for the three months ended March 31, 2025, compared to 3.25% for the three months ended March 31, 2024, a decrease of 45 basis points, due to the reductions in the federal funds rate, the favorable balance sheet mix shift, and the positive impact of a comprehensive review related to how we evaluate and approve deposit pricing that took place during the first quarter of 2024.

The Federal Reserve lowered the target range for the federal funds rate by 0.50% in September 2024 and an additional 0.25% in both November and December 2024. During the March 2025 meeting, the Federal Reserve maintained the target rate at 4.25%-4.50%. The balance sheet remained in a slightly liability-sensitive position as of March 31, 2025. We expect customer deposit balance trends to be a driver of net interest margin performance, as we continue to target a lower funding contribution from wholesale sources, like FHLB Advances and brokered deposits.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$59,223	$935	6.32%	$77,492	$1,230	6.35%	$30,550	$525	6.88%
Loans and leases (1)	37,678,820	551,627	5.92%	37,538,617	571,613	6.05%	37,597,101	574,519	6.13%
Taxable securities	7,690,610	71,480	3.72%	7,850,888	77,932	3.97%	8,081,003	78,724	3.90%
Non-taxable securities (2)	817,392	7,910	3.87%	831,021	7,903	3.80%	851,342	7,886	3.71%
Temporary investments and interest-bearing cash	1,493,815	16,394	4.45%	1,572,680	18,956	4.80%	1,720,791	23,553	5.51%
Total interest-earning assets (1), (2)	47,739,860	$648,346	5.49%	47,870,698	$677,634	5.63%	48,280,787	$685,207	5.69%
Goodwill and other intangible assets	1,501,590			1,528,431			1,619,134
Other assets	2,211,158			2,189,102			2,184,052
Total assets	$51,452,608			$51,588,231			$52,083,973
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,370,584	$46,632	2.26%	$8,562,817	$52,364	2.43%	$8,035,339	$51,378	2.57%
Money market deposits	11,603,140	68,719	2.40%	11,441,154	72,830	2.53%	10,612,073	72,497	2.75%
Savings deposits	2,350,459	574	0.10%	2,393,348	680	0.11%	2,688,360	715	0.11%
Time deposits	6,136,389	60,709	4.01%	5,848,516	63,163	4.30%	6,406,807	73,845	4.64%
Total interest-bearing deposits	28,460,572	176,634	2.52%	28,245,835	189,037	2.66%	27,742,579	198,435	2.88%
Repurchase agreements and federal funds purchased	215,962	974	1.83%	197,843	971	1.95%	231,667	1,266	2.20%
Borrowings	3,039,227	36,074	4.82%	3,076,087	39,912	5.16%	3,920,879	51,275	5.26%
Junior and other subordinated debentures	437,729	8,566	7.94%	419,607	9,290	8.81%	423,528	9,887	9.39%
Total interest-bearing liabilities	32,153,490	$222,248	2.80%	31,939,372	$239,210	2.98%	32,318,653	$260,863	3.25%
Non-interest-bearing deposits	13,238,678			13,569,118			13,841,582
Other liabilities	843,885			853,451			937,863
Total liabilities	46,236,053			46,361,941			47,098,098
Common equity	5,216,555			5,226,290			4,985,875
Total liabilities and shareholders' equity	$51,452,608			$51,588,231			$52,083,973
NET INTEREST INCOME (2)		$426,098			$438,424			$424,344
NET INTEREST SPREAD (2)			2.69%			2.65%			2.44%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.60%			3.64%			3.52%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million for the three months ended March 31, 2025, as compared to approximately $1.1 for the three months ended December 31, 2024 and $982,000 for the three months ended March 31, 2024.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Three Months Ended
	March 31, 2025 compared to December 31, 2024			March 31, 2025 compared to March 31, 2024
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(289)	$(6)	$(295)	$455	$(45)	$410
Loans and leases	677	(20,663)	(19,986)	946	(23,838)	(22,892)
Taxable securities	(1,595)	(4,857)	(6,452)	(3,760)	(3,484)	(7,244)
Non-taxable securities (1)	(132)	139	7	(320)	344	24
Temporary investments and interest-bearing cash	(1,055)	(1,507)	(2,562)	(2,921)	(4,238)	(7,159)
Total interest-earning assets (1)	(2,394)	(26,894)	(29,288)	(5,600)	(31,261)	(36,861)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	(1,372)	(4,360)	(5,732)	1,978	(6,724)	(4,746)
Money market deposits	735	(4,846)	(4,111)	6,166	(9,944)	(3,778)
Savings deposits	(13)	(93)	(106)	(88)	(53)	(141)
Time deposits	2,512	(4,966)	(2,454)	(3,141)	(9,995)	(13,136)
Repurchase agreements and federal funds purchased	59	(56)	3	(95)	(197)	(292)
Borrowings	(582)	(3,256)	(3,838)	(11,055)	(4,146)	(15,201)
Junior and other subordinated debentures	338	(1,062)	(724)	310	(1,631)	(1,321)
Total interest-bearing liabilities	1,677	(18,639)	(16,962)	(5,925)	(32,690)	(38,615)
Net (decrease) increase in net interest income (1)	$(4,071)	$(8,255)	$(12,326)	$325	$1,429	$1,754
(1) Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $27.4 million provision for credit losses for the three months ended March 31, 2025, as compared to a $28.2 million provision for the three months ended December 31, 2024. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2025 was 0.29%, as compared to 0.30% for the three months ended December 31, 2024. The change in provision for credit losses reflects credit migration trends and changes in the economic forecasts used in credit models, as well as a recalibration of CECL models in the first quarter of 2025.

For the three months ended March 31, 2025, net charge-offs were $29.3 million, as compared to $25.7 million for the three months ended December 31, 2024. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2025 were 0.32%, as compared to 0.27% for the three months ended December 31, 2024. Net charge-offs in the FinPac portfolio were $16.8 million for the three months ended March 31, 2025, a $2.4 million decrease from the three months ended December 31, 2024, as improvement continues in the transportation sector of the FinPac portfolio. Net charge-offs, exclusive of the FinPac portfolio, were $12.6 million, as compared to $6.5 million in the prior period, which reflects the partial charge-off of a single relationship with a previously established reserve.

Comparison of current year-to-date to prior year period

The Company had a $27.4 million provision for credit losses for the three months ended March 31, 2025, as compared to $17.1 million for the three months ended March 31, 2024. The increase was primarily driven by credit migration trends and changes in the economic forecasts used in credit models. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2025 was 0.29%, as compared to 0.18% for the three months ended March 31, 2024.

For the three months ended March 31, 2025, net charge-offs were $29.3 million, as compared to $44.0 million for the three months ended March 31, 2024. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2025 were 0.32%, as compared to 0.47% for the three months ended March 31, 2024. Net charge-offs in the FinPac portfolio were $16.8 million for the three months ended March 31, 2025, as compared to $23.8 million for the three months ended March 31, 2024, which is reflective of continued improvement in the transportation sector of the lease portfolio. Net charge-offs were $12.6 million for the Bank for the three months ended March 31, 2025, a decrease of $7.7 million, as the prior period reflects the charge-off of a single commercial credit.

Typically, loans in a non-accrual status will not have an ACL as they will be written down to their net realizable value or charged off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an ACL amount until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $18.1 million as of March 31, 2025 have a related ACL of $16.0 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	Change Amount	Change Percent	March 31, 2024	Change Amount	Change Percent
Service charges on deposits	$19,301	$18,401	$900	5%	$16,064	$3,237	20%
Card-based fees	12,571	14,634	(2,063)	(14)%	13,183	(612)	(5)%
Financial services and trust revenue	5,187	5,265	(78)	(1)%	4,464	723	16%
Residential mortgage banking revenue, net	9,334	6,958	2,376	34%	4,634	4,700	101%
Gain on sale of debt securities, net	4	10	(6)	(60)%	12	(8)	(67)%
Gain (loss) on equity securities, net	1,702	(1,424)	3,126	nm	(1,565)	3,267	nm
Gain (loss) on loan and lease sales, net	97	(1,719)	1,816	nm	221	(124)	(56)%
Gain (loss) on certain loans held for investment, at fair value	7,016	(7,355)	14,371	nm	(2,372)	9,388	nm
Bank-owned life insurance income	4,883	4,742	141	3%	4,639	244	5%
Other income	6,282	10,235	(3,953)	(39)%	11,077	(4,795)	(43)%
Total non-interest income	$66,377	$49,747	$16,630	33%	$50,357	$16,020	32%
nm = Not meaningful

Comparison of current quarter to prior quarter

Gain (loss) on certain loans held for investment, at fair value for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, increased due to interest rate fluctuations between periods that resulted in a gain on the fair value of certain loans held for investment of $7.0 million, as compared to a loss of $7.4 million for the prior quarter.

Other income for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, decreased primarily due to interest rate fluctuations between periods that resulted in an unfavorable change of $5.1 million in swap derivatives due to a loss in the current quarter compared to a gain in the prior quarter.

Comparison of current year-to-date to prior year period

Residential mortgage banking revenue increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The variance was driven by the MSR hedge gain of $3.2 million during the three months ended March 31, 2025, as compared to a loss of $4.3 million in the prior year period, partially offset by interest rate fluctuations, which decreased the fair value of the MSR asset during the three months ended March 31, 2025. Additionally, higher closed loan volume resulted in origination and sale income of $4.4 million during the three months ended March 31, 2025, as compared to $2.9 million in the prior year.

Gain (loss) on certain loans held for investment, at fair value for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, increased due to interest rate fluctuations between periods that resulted in a gain on the fair value of certain loans held for investment of $7.0 million in the current period, as compared to a loss of $2.4 million in the prior year period.

Other income decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to interest rate fluctuations between periods that resulted in an unfavorable change of $2.7 million in swap derivatives due to a loss in the current period compared to a gain in the prior year period.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	Change Amount	Change Percent	March 31, 2024	Change Amount	Change Percent
Salaries and employee benefits	$145,239	$141,958	$3,281	2%	$154,538	$(9,299)	(6)%
Occupancy and equipment, net	48,170	46,878	1,292	3%	45,291	2,879	6%
Communications	3,426	3,359	67	2%	3,782	(356)	(9)%
Marketing	3,397	3,717	(320)	(9)%	1,936	1,461	75%
Services	16,078	14,579	1,499	10%	13,422	2,656	20%
FDIC assessments	8,022	8,121	(99)	(1)%	14,460	(6,438)	(45)%
Intangible amortization	27,979	29,055	(1,076)	(4)%	32,091	(4,112)	(13)%
Merger and restructuring expense	14,379	2,230	12,149	nm	4,478	9,901	221%
Legal settlement	55,000	—	55,000	nm	—	55,000	nm
Other expenses	18,432	16,679	1,753	11%	17,518	914	5%
Total non-interest expense	$340,122	$266,576	$73,546	28%	$287,516	$52,606	18%
nm = Not meaningful
Comparison of current quarter to prior quarter

Merger and restructuring expense increased during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, mainly due to an increase of $14.6 million in severance expense in the current period.
Legal settlement increased during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, due to the $55.0 million accrual related to a legal settlement. Refer to Note 7 – Commitments and Contingencies for further information.
Comparison of current year-to-date to prior year period
Salaries and employee benefits decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due primarily to a reduction in employees related to operational efficiency activities in 2024.
Merger and restructuring expense increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, mainly due to an increase of $14.6 million in severance expense, which was partially offset by lower merger-related expenses as compared to the three months ended March 31, 2024.

Legal settlement increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to the $55.0 million accrual related to a legal settlement reached in the first quarter of 2025. Refer to Note 7 – Commitments and Contingencies for further information.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2025 was 30.1%, as compared to 25.5% and 26.6% for the three months ended December 31, 2024, and March 31, 2024, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the three months ended March 31, 2025, as compared to the prior periods, was primarily attributable to an increase in non-deductible compensation.

FINANCIAL CONDITION

Investment Securities

Investment debt securities available for sale were $8.2 billion as of March 31, 2025, compared to $8.3 billion as of December 31, 2024. The decrease was primarily due to paydowns, calls, and maturities of $189.8 million, partially offset by an increase of $130.3 million in fair value of investment securities available for sale, due to lower rates during the period.

The following tables present the par value, amortized cost, and fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	March 31, 2025				December 31, 2024
(dollars in thousands)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,416,374	$1,426,351	$1,373,033	17%	$1,486,374	$1,495,542	$1,422,787	17%
Obligations of states and political subdivisions	1,110,183	1,051,171	1,020,842	12%	1,115,198	1,055,535	1,026,053	12%
Mortgage-backed securities and collateralized mortgage obligations	6,586,241	6,204,692	5,834,930	71%	6,701,037	6,307,252	5,825,775	71%
Total available for sale securities	$9,112,798	$8,682,214	$8,228,805	100%	$9,302,609	$8,858,329	$8,274,615	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,106	$2,057	$2,645	100%	$3,186	$2,101	$2,703	100%
Total held to maturity securities	$3,106	$2,057	$2,645	100%	$3,186	$2,101	$2,703	100%

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

As of March 31, 2025, the available for sale investment portfolio had gross unrealized losses of $482.4 million. Unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $391.5 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of March 31, 2025.

Loans and Leases

Total loans and leases outstanding as of March 31, 2025 were $37.6 billion, a decrease of $64.8 million as compared to December 31, 2024. The decrease was primarily attributable to loan paydowns and charge-offs of $34.1 million. The loan to deposit ratio was 89% as of March 31, 2025, as compared to 90% as of December 31, 2024.

The following table presents the concentration distribution of the loan and lease portfolio as of the dates presented:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$6,179,261	16%	$6,278,154	17%
Owner occupied term, net	5,303,424	14%	5,270,294	14%
Multifamily, net	5,831,266	15%	5,804,364	15%
Construction & development, net	2,070,732	6%	1,983,213	5%
Residential development, net	252,349	1%	231,647	1%
Commercial
Term, net	5,490,189	15%	5,537,618	15%
Lines of credit & other, net	2,753,613	7%	2,769,643	7%
Leases & equipment finance, net	1,644,052	4%	1,660,835	4%
Residential
Mortgage, net	5,878,427	16%	5,933,352	16%
Home equity loans & lines, net	2,039,061	5%	2,031,653	5%
Consumer & other, net	173,727	1%	180,128	1%
Total, net of deferred fees and costs	$37,616,101	100%	$37,680,901	100%

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

For a more comprehensive discussion of our loan and lease underwriting criteria, refer to discussion in the "Loans and Leases" section of Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Commercial Real Estate and Commercial Loans

Commercial real estate and commercial loans are the largest classifications within earning assets, representing 41% and 21%, respectively, of average earning assets for the three months ended March 31, 2025 and 41% and 20%, respectively, for the three months ended December 31, 2024.

Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. Non-performing loans during the quarter include $66.5 million in government guarantees on the commercial real estate, commercial, and residential portfolios, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The commercial real estate portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale commercial real estate properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. As of March 31, 2025, approximately 27.0% of the outstanding principal balance of our commercial real estate loan portfolio, which includes multifamily properties, were secured by owner-occupied properties.

As of March 31, 2025, the commercial real estate loan portfolio was $19.6 billion, an increase of $69.4 million compared to December 31, 2024, driven by construction and development loan and line utilization. Commercial real estate concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic, and business diversity, primarily in our footprint.

The following table provides detail on commercial real estate loans by property type:

	March 31, 2025			December 31, 2024
(in thousands)	Outstanding	Non-accrual (1)	% of Non-Accrual to Total CRE	Outstanding	Non-accrual (1)	% of Non-Accrual to Total CRE
Commercial real estate loans by property type:
Multifamily	$7,378,268	$—	—%	$7,311,500	$—	—%
Office	2,856,506	10,030	0.05%	2,873,561	10,304	0.05%
Industrial	3,038,245	5,595	0.03%	2,981,161	5,010	0.03%
Retail	1,987,436	2,324	0.01%	2,000,141	2,389	0.01%
Special Purpose	1,276,705	14,803	0.08%	1,317,463	14,751	0.08%
Hotel/Motel	719,535	1	—%	724,271	13	—%
Other	2,380,337	9,157	0.05%	2,359,575	6,865	0.03%
Total commercial real estate loans	$19,637,032	$41,910	0.21%	$19,567,672	$39,332	0.20%
(1) Commercial real estate non-accrual loans are inclusive of government guarantees of $17.9 million and $16.3 million as of March 31, 2025 and December 31, 2024, respectively.

The following table provides detail on the geographic distribution of our commercial real estate portfolio as of the periods indicated:

	March 31, 2025		December 31, 2024
(in thousands)	Amount	% of total	Amount	% of total
Southern California	$3,741,914	19%	$3,752,705	19%
Puget Sound	3,739,186	19%	3,712,306	19%
Oregon Other	2,902,975	15%	2,908,835	15%
Portland Metro	2,666,629	14%	2,643,814	14%
Northern California (excluding the Bay Area)	2,006,405	10%	2,027,906	10%
Bay Area	1,371,382	7%	1,404,444	7%
Washington Other	1,326,517	7%	1,297,715	7%
Other	1,882,024	9%	1,819,947	9%
Total commercial real estate loans	$19,637,032	100%	$19,567,672	100%

Loans secured by multifamily properties, including construction, represented 20% of the total loan portfolio at March 31, 2025 and 19% at December 31, 2024. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 8% of our total loan portfolio at both March 31, 2025 and December 31, 2024, and were comprised of 56% non-owner occupied, 41% owner occupied, and 3% construction loans at March 31, 2025, compared to 57% non-owner occupied, 40% owner occupied, and 3% construction loans at December 31, 2024.

The following table provides detail on the geographic distribution of our commercial real estate portfolio secured by office properties:

	March 31, 2025		December 31, 2024
(in thousands)	Amount	% of total	Amount	% of total
Southern California	$558,109	20%	$582,112	20%
Puget Sound	574,477	20%	579,471	20%
Oregon Other	462,820	16%	459,815	16%
Portland Metro	344,367	12%	344,500	12%
Northern California (excluding the Bay Area)	308,564	11%	313,251	11%
Bay Area	161,350	6%	166,367	6%
Washington Other	162,464	6%	149,546	5%
Other	284,355	9%	278,499	10%
Total commercial real estate loans	$2,856,506	100%	$2,873,561	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of March 31, 2025, commercial loans held in our loan portfolio were $9.9 billion, a decrease of $80.2 million compared to December 31, 2024, which is mainly attributable to paydowns during the period.

The leases and equipment finance portfolio represents approximately 17% of the commercial portfolio and 4% of the total loan portfolio as of March 31, 2025 and December 31, 2024. Net charge-offs in the FinPac lease portfolio were $16.8 million for the three months ended March 31, 2025, as compared to $19.2 million for the three months ended December 31, 2024, reflecting improvements in the trucking and transportation sector of the portfolio. Net charge-offs were up $9.1 million in the remaining commercial portfolio from the prior quarter, which reflects the partial charge-off of a loan with a previously established reserve.

The following table provides detail on commercial loans and leases by industry type:

	March 31, 2025			December 31, 2024
(in thousands)	Outstanding	Non-accrual (1)	% of Non-accrual to Total Commercial	Outstanding	Non-accrual (1)	% of Non-accrual to Total Commercial
Commercial loans and leases by industry type:
Agriculture	$865,900	$33,874	0.34%	$899,205	$7,289	0.07%
Contractors	791,248	7,397	0.07%	771,109	5,621	0.06%
Dentist	673,738	950	0.01%	679,528	791	0.01%
Finance/Insurance	757,701	—	—%	742,712	—	—%
Gaming	833,042	529	0.01%	827,865	1,775	0.02%
Healthcare	472,925	2,118	0.02%	471,093	2,380	0.02%
Manufacturing	669,670	3,181	0.03%	701,794	1,910	0.02%
Professional	349,819	1,586	0.02%	371,975	1,491	0.01%
Public Admin	592,966	108	—%	598,462	19	—%
Rental and leasing	617,953	509	0.01%	640,247	210	—%
Retail	273,872	14,487	0.15%	283,459	14,770	0.15%
Support Services	455,884	1,308	0.01%	437,001	1,413	0.01%
Transportation/Warehousing	751,398	8,398	0.08%	764,119	11,568	0.12%
Wholesale	784,841	1,946	0.02%	742,549	3,486	0.03%
Other	996,897	4,102	0.04%	1,036,978	4,423	0.05%
Total commercial portfolio	$9,887,854	$80,493	0.81%	$9,968,096	$57,146	0.57%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $24.4 million and $25.2 million as of March 31, 2025 and December 31, 2024, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of March 31, 2025, residential real estate loans held in our loan portfolio were $7.9 billion, a decrease of $47.5 million as compared to December 31, 2024. The decrease was primarily attributable to greater originations of loans sold on the secondary market, rather than being retained in our loans held for investment portfolio.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans, decreased $6.4 million to $173.7 million as of March 31, 2025, as compared to December 31, 2024. The decrease was due to normal business activity.

Asset Quality and Non-Performing Assets

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due loans and leases, and larger credits, designed to identify potential charges to the ACL, and to determine the adequacy of the ACL, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other factors.

The following table summarizes our non-performing assets, the ACL, and asset quality ratios as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate, net	$41,910	$39,332
Commercial, net	80,492	57,146
Total loans and leases on non-accrual status	122,402	96,478
Loans and leases past due 90 days or more and accruing (2)
Commercial, net	75	4,684
Residential, net (2)	52,392	65,552
Consumer & other, net	278	179
Total loans and leases past due 90 days or more and accruing (2)	52,745	70,415
Total non-performing loans and leases (1), (2)	175,147	166,893
Other real estate owned	2,849	2,666
Total non-performing assets (1), (2)	$177,996	$169,559

ACLLL	$421,495	$424,629
Reserve for unfunded commitments	17,384	16,168
ACL	$438,879	$440,797
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.35%	0.33%
Non-performing loans and leases to total loans and leases (1), (2)	0.47%	0.44%
Non-accrual loans and leases to total loans and leases (2)	0.33%	0.26%
ACLLL to total loans and leases	1.12%	1.13%
ACL to total loans and leases	1.17%	1.17%
ACL to non-accrual loans and leases	359%	457%
ACL to total non-performing loans and leases	251%	264%
(1) Non-accrual and 90+ days past due loans include government guarantees of $42.3 million and $24.2 million, respectively, as of March 31, 2025. As of December 31, 2024, non-accrual and 90+ days past due loans include government guarantees of and $41.5 million and $32.1 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA, which Columbia has the unilateral right to repurchase but has not done so, totaling $2.6 million as of March 31, 2025 and $2.4 million at December 31, 2024.

As of March 31, 2025 there were $54.0 million or 0.14% of total loans, modified due to borrowers experiencing financial difficulties, compared to $110.7 million or 0.29% as of December 31, 2024.

A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of March 31, 2025, there was an increase in non-performing loans representative of a more normalized credit environment.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $438.9 million as of March 31, 2025, a decrease of $1.9 million from $440.8 million as of December 31, 2024. The changes in the ACL estimate during the three months ended March 31, 2025 reflect credit migration trends, changes in the economic assumptions used in the credit models, and a recalibration of the commercial real estate, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025.

The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024
Allowance for credit losses on loans and leases
Balance, beginning of period	$424,629	$420,054
Provision for credit losses on loans and leases	26,187	30,230
Charge-offs:
Commercial real estate, net	(119)	(2,935)
Commercial, net	(32,611)	(25,780)
Residential, net	(303)	(26)
Consumer & other, net	(1,080)	(1,523)
Total loans charged-off	(34,113)	(30,264)
Recoveries:
Commercial real estate, net	19	3
Commercial, net	4,336	4,104
Residential, net	98	163
Consumer & other, net	339	339
Total recoveries	4,792	4,609
Net (charge-offs) recoveries:
Commercial real estate, net	(100)	(2,932)
Commercial, net	(28,275)	(21,676)
Residential, net	(205)	137
Consumer & other, net	(741)	(1,184)
Total net charge-offs	(29,321)	(25,655)
Balance, end of period	$421,495	$424,629
Reserve for unfunded commitments
Balance, beginning of period	$16,168	$18,199
Provision (recapture) for credit losses on unfunded commitments	1,216	(2,031)
Balance, end of period	17,384	16,168
Total allowance for credit losses	$438,879	$440,797
As a percentage of average loans and leases (annualized):
Net charge-offs	0.32%	0.27%
Provision for credit losses	0.29%	0.30%
Recoveries as a percentage of charge-offs	14.05%	15.23%

The following table shows the change in the ACL from December 31, 2024 to March 31, 2025:

(dollars in thousands)	December 31, 2024	Q1 2025 net (charge-offs) recoveries	Reserve build (release)	March 31, 2025	% of loans and leases outstanding
Commercial real estate	$160,345	$(100)	$15,913	$176,158	0.90%
Commercial	225,603	(28,275)	24,164	221,492	2.24%
Residential	46,784	(205)	(12,418)	34,161	0.43%
Consumer & other	8,065	(741)	(256)	7,068	4.07%
Total allowance for credit losses	$440,797	$(29,321)	$27,403	$438,879	1.17%
% of loans and leases outstanding	1.17%			1.17%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. In estimating the March 31, 2025 ACL, the Bank used Moody's Analytics' February 2025 consensus economic forecast to project the variables used in the models and used upward qualitative overlays, in both the commercial and commercial real estate portfolios, to align with the S2 scenario. The 2025 consensus forecast is projecting higher GDP growth, lower unemployment rates, and average federal funds rates trending lower, relative to the forecast used to estimate the December 31, 2024 ACL. Refer to Note 4 – Allowance for Credit Losses for further information. Refer to Note 1 - Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the ACL methodology.

The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time. We believe that the ACL as of March 31, 2025 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases as of the date presented:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$168,393	52%	$154,413	52%
Commercial	214,483	26%	218,668	26%
Residential	32,645	21%	44,700	21%
Consumer & other	5,974	1%	6,848	1%
Allowance for credit losses on loans and leases	$421,495	100%	$424,629	100%

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024
Balance, beginning of period	$108,358	$101,919
Additions for new MSR capitalized	1,429	2,128
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,141)	(3,103)
Changes due to valuation inputs or assumptions (1)	(983)	7,414
Balance, end of period	$105,663	$108,358
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Balance of loans serviced for others	$7,888,235	$7,939,445
MSR as a percentage of serviced loans	1.34%	1.36%

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

Deposits

Total deposits were $42.2 billion as of March 31, 2025, an increase of $497.0 million as compared to December 31, 2024. The increase was due to customer deposit growth, driven by focused campaigns run by our branch network and other commercial customer balance growth.

The following table presents the deposit balances by category as of the dates presented:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
By type:
Non-interest-bearing demand	$13,413,927	32%	$13,307,905	32%
Interest-bearing demand	8,494,493	20%	8,475,693	20%
Money market	11,970,785	28%	11,475,055	27%
Savings	2,336,727	6%	2,360,040	6%
Time, greater than $250,000	1,149,277	3%	1,201,887	3%
Time, $250,000 or less	4,852,485	11%	4,900,152	12%
Total deposits	$42,217,694	100%	$41,720,732	100%

Total deposits (insured/uninsured):
Insured deposits	$27,698,194	66%	$27,692,457	66%
Uninsured deposits (1)	14,519,500	34%	14,028,275	34%
Total deposits	$42,217,694	100%	$41,720,732	100%
(1) Represents estimated uninsured deposits as calculated based on the methodologies and assumptions used for the Bank's Call Report less intercompany deposits, which are eliminated through consolidation, of $8.4 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents total deposits by the categories shown below as of the dates presented:

(in thousands)	March 31, 2025	December 31, 2024
Customer deposits	$36,005,988	$35,565,779
Public and administrative deposits	3,222,563	3,124,017
Brokered deposits	2,989,143	3,030,936
Total deposits	$42,217,694	$41,720,732

The Company's total core deposits, which are deposits, less time deposits greater than $250,000 and all brokered deposits, were $38.1 billion and $37.5 billion as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, total available liquidity was $19.0 billion, or 131% of estimated uninsured deposits.

Borrowings

As of March 31, 2025, the Bank had outstanding securities sold under agreements to repurchase of $192.4 million, a decrease of $44.2 million from December 31, 2024. The Bank had outstanding borrowings consisting of advances from the FHLB of $2.6 billion as of March 31, 2025 and $3.1 billion as of December 31, 2024. The decrease was primarily due to repayment of borrowings as well as general liquidity management. FHLB advances have fixed rates ranging from 4.44% to 4.51%, all of which will mature in 2025. Advances from the FHLB are secured by loans secured by real estate.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $428.4 million and $438.6 million as of March 31, 2025 and December 31, 2024, respectively. The decrease is mainly due to a decline of $9.6 million in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was driven by increases in credit spreads and changes in swap rates during the three months ended March 31, 2025. As of March 31, 2025, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR. The $10.0 million subordinated debenture matures in December 2025.

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

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 7% of total deposits as of both March 31, 2025 and December 31, 2024. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Bank’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Bank’s reliance on the wholesale markets. Total core deposits were $38.1 billion as of March 31, 2025, compared with $37.5 billion at December 31, 2024. The Bank also has liquidity from excess bond collateral of $2.1 billion.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	March 31, 2025
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$11,100,833	$2,596,370	$8,504,463
Federal Reserve Discount Window	5,936,516	—	5,936,516
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$17,637,349	$2,596,370	$15,040,979

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	March 31, 2025
Total off-balance sheet liquidity	$15,040,979
Cash and cash equivalents, less reserve requirements	1,852,111
Excess bond collateral	2,072,868
Total available liquidity	$18,965,958

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $90.0 million of dividends paid by the Bank to the Company during the three months ended March 31, 2025. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

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

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of March 31, 2025, time deposits totaled $6.0 billion, of which $5.8 billion mature in a year or less. Total FHLB advances of as March 31, 2025 were $2.6 billion, all of which mature within one year. The Company also has a $10.0 million subordinated debenture that matures within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of March 31, 2025, our loan commitments were $10.0 billion, and letter of credit commitments were $242.7 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 7 – Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of March 31, 2025 was $5.2 billion, an increase of $119.6 million from December 31, 2024. The increase in shareholders' equity during the three months ended March 31, 2025 was principally due to net income of $86.6 million and other comprehensive income of $103.5 million, partially offset by cash dividends paid of $76.4 million during the period.

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

On February 14, 2025, Columbia declared a cash dividend in the amount of $0.36 per common share based on fourth quarter 2024 performance, which was paid on March 17, 2025.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Dividend declared per common share	$0.36	$0.36	$0.36
Dividend payout ratio	88%	53%	60%

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes	To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Ratio	Ratio
March 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$5,120,088	12.89%	8.00%	10.00%
Umpqua Bank	$4,987,648	12.56%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,225,530	10.63%	6.00%	8.00%
Umpqua Bank	$4,554,090	11.46%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,225,530	10.63%	4.50%	6.50%
Umpqua Bank	$4,554,090	11.46%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,225,530	8.37%	4.00%	5.00%
Umpqua Bank	$4,554,090	9.02%	4.00%	5.00%
December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$5,082,012	12.75%	8.00%	10.00%
Umpqua Bank	$4,951,381	12.42%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,200,595	10.54%	6.00%	8.00%
Umpqua Bank	$4,530,964	11.37%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,200,595	10.54%	4.50%	6.50%
Umpqua Bank	$4,530,964	11.37%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,200,595	8.31%	4.00%	5.00%
Umpqua Bank	$4,530,964	8.97%	4.00%	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2025 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	March 31, 2025		December 31, 2024
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(1.1)%	1.1%	(0.5)%	(0.1)%
Up 200 basis points	(0.7)%	0.8%	(0.3)%	—%
Up 100 basis points	(0.3)%	0.4%	(0.1)%	—%
Down 100 basis points	0.3%	(0.6)%	0.1%	(0.2)%
Down 200 basis points	1.0%	(1.3)%	0.4%	(0.4)%
Down 300 basis points	1.9%	(2.3)%	1.1%	(0.7)%

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

Simulation results indicate limited exposure to interest rate risk in either increasing or decreasing rate environments. The March 31, 2025 sensitivity in the most plausible down rate scenario is less than 1%, consistent with the position at December 31, 2024.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The federal funds rate, the basis for overnight funding and driver of the short end of the yield curve, was unchanged during the first quarter of 2025. Longer maturities are influenced by the market’s expectations for economic growth and inflation but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Based on the FOMC Members’ median expectations for the federal funds target rate, the federal funds rate is projected to decline through 2026.

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

The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	March 31, 2025	December 31, 2024
Up 300 basis points	(12.5)%	(15.3)%
Up 200 basis points	(8.2)%	(9.6)%
Up 100 basis points	(4.1)%	(4.7)%
Down 100 basis points	3.8%	4.5%
Down 200 basis points	6.5%	8.2%
Down 300 basis points	7.5%	10.3%

Our EVE analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. As of March 31, 2025, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangible.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2025.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 7 – Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

Item 1A.    Risk Factors

Refer to "Part I—Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risk factors relating to the Company's business. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2024 other than as set forth below.

The Merger Agreement may be terminated in accordance with its terms and the Mergers may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Mergers. Those conditions include, among other things: (i) approval by each of Columbia’s shareholders and the Pacific Premier stockholders of certain matters relating to the Mergers at each company’s respective special meeting; (ii) the receipt of required regulatory approvals, including the approval of the Federal Reserve, the FDIC, and the Oregon Department of Consumer and Business Services, Division of Financial Regulation; and (iii) the absence of any order, injunction, decree, or other law preventing or making illegal the completion of the Mergers, the Bank Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Mergers will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the closing of the Mergers may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder and stockholder approvals, or Columbia or Pacific Premier may unilaterally elect to terminate the Merger Agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Mergers.

Before the Mergers and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers or otherwise reducing the anticipated benefits of the Mergers if the Mergers were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Mergers. Additionally, the completion of the Mergers is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither Columbia nor Pacific Premier, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Mergers and the Bank Merger.

Failure to complete the Mergers could negatively impact Columbia.

If the Mergers are not completed for any reason, including as a result of Columbia shareholders or Pacific Premier stockholders failing to approve certain matters in connection with the Mergers at each company’s respective special meeting, there may be various adverse consequences and Columbia may experience negative reactions from the financial markets and from its customers and employees. For example, Columbia’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. Also, Columbia has devoted significant internal resources to the pursuit of the Mergers and the expected benefit of those resource allocations would be lost if the Mergers are not completed. Additionally, if the Merger Agreement is terminated, the market price of Columbia’s common stock could decline to the extent that current market prices reflect a market assumption that the Mergers will be beneficial and will be completed. Columbia also could be subject to litigation related to any failure to complete the Mergers or to proceedings commenced against Columbia to perform its obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, Columbia may be required to pay a termination fee of $75 million to Pacific Premier.

Combining Columbia and Pacific Premier may be more difficult, costly or time-consuming than expected, and Columbia may fail to realize the anticipated benefits of the Mergers.

Columbia and Pacific Premier have operated and, until the completion of the Mergers, will continue to operate independently. The success of the Mergers, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of Columbia and Pacific Premier in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Mergers. The loss of key employees could adversely affect Columbia’s ability to successfully conduct its business, which could have an adverse effect on Columbia’s financial results and the value of its common stock. If Columbia experiences difficulties with the integration process, the anticipated benefits of the Mergers may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Columbia or Pacific Premier to lose customers or cause customers to remove their accounts from Columbia or Pacific Premier and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Columbia and Pacific Premier during this transition period and for an undetermined period after completion of the Mergers on the combined company. In addition, the actual cost savings of the Mergers could be less than anticipated.

The combined company may be unable to retain Columbia and/or Pacific Premier personnel successfully after the Mergers are completed.

The success of the Mergers will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Columbia and Pacific Premier. It is possible that these employees may decide not to remain with Columbia or Pacific Premier, as applicable, while the Mergers are pending or with the combined company after the Mergers are consummated. If Columbia and Pacific Premier are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Columbia and Pacific Premier could face disruptions in their operations, loss of existing customers, loss of key information, expertise, or know-how and unanticipated additional recruitment costs. In addition, following the Mergers, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Columbia and Pacific Premier also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Columbia will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on Columbia. These uncertainties may impair Columbia’s ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause customers and others that deal with Columbia to seek to change existing business relationships with Columbia. In addition, subject to certain exceptions, Columbia has agreed to operate its business in the ordinary course prior to closing in all material respects. These restrictions may prevent Columbia from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

Columbia has incurred and is expected to incur substantial costs related to the Mergers and integration.

Both Columbia and Pacific Premier will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration, and other related costs. Some of these costs are payable by Columbia regardless of whether or not the Mergers are completed.

Shareholder litigation related to the Mergers could prevent or delay the completion of the Mergers, result in the payment of damages or otherwise negatively impact the business and operations of Columbia.

Shareholders may bring claims in connection with the proposed Mergers and, among other remedies, may seek damages or an injunction preventing the Mergers from closing. If any plaintiff were successful in obtaining an injunction prohibiting Columbia or Pacific Premier from completing the Mergers or any other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Mergers and could result in costs to Columbia, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Mergers. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of Columbia.

The Merger Agreement limits Columbia’s ability to pursue acquisition proposals.

The Merger Agreement prohibits Columbia from initiating, soliciting, knowingly encouraging, or knowingly facilitating certain third-party acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Columbia from considering or proposing such an acquisition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of Columbia common stock by the Company during the quarter ended March 31, 2025:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
01/01/25 - 01/31/25	24,206	$27.01	—	—
02/01/25 - 02/28/25	85,713	$27.41	—	—
03/01/25 - 03/31/25	139,937	$26.71	—	—
Total for quarter	249,856	$26.98	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 249,856 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

On March 7, 2025, Torran Nixon, Senior Executive Vice President of the Company, terminated a trading arrangement for the sale of shares of Columbia common stock (a “Rule 10b5-1 Trading Plan”) that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Nixon's Rule 10b5-1 Trading Plan was adopted on December 3, 2024 and provided for the sale of up to 7,461 shares of Columbia common stock pursuant to the terms of the plan. As of the date of the plan termination, Mr. Nixon had sold 4,481 shares of Columbia common stock under the plan.

During the three months ended March 31, 2025, other than disclosed above, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

Item 6.    Exhibits

Exhibit #	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 23, 2025, by and among the Company, Pacific Premier, and Balboa Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2025

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1**	Columbia Banking System, Inc. Form of Participation Agreement (includes the following participants: Christopher Merrywell and Torran Nixon)	Incorporated by reference to Exhibit 10.81 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	May 6, 2025	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	May 6, 2025	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	May 6, 2025	/s/ Lisa M. White
Lisa M. White Executive Vice President, Corporate Controller and Principal Accounting Officer