Form 10-Q
period 2025-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2025-08-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 210,301,407 shares outstanding as of July 31, 2025.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ASU	Accounting Standards Update
Bank	Columbia Bank (dba: Umpqua Bank)
Bank Merger	Pacific Premier Bank, National Association, will merge with and into the Bank, with the Bank surviving
Basel III	Basel Capital Framework (third accord)
BOLI	Bank Owned Life Insurance
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CRE	Commercial Real Estate
CVA	Credit Valuation Adjustments
DCF	Discounted Cash Flow
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credit
Merger	Merger Sub will merge with and into Pacific Premier, with Pacific Premier surviving
Mergers	The Merger, together with the subsequent merger of Pacific Premier with and into Columbia, with Columbia surviving
Merger Agreement	Agreement dated as of April 23, 2025 by and among Columbia, Pacific Premier, and Merger Sub.
Merger Sub	Balboa Merger Sub, Inc.
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
NM	Not Meaningful
Pacific Premier	Pacific Premier Bancorp, Inc.
PCD	Purchased with Credit Deterioration
PD	Probability of Default
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation
Umpqua Merger	Umpqua Holdings Corporation merged with and into Columbia, with Columbia as the surviving corporation

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks (restricted cash of $0 and $1,298)	$608,057	$496,666
Interest-bearing cash and temporary investments (restricted cash of $5,676 and $6,419)	1,334,113	1,381,589
Total cash and cash equivalents	1,942,170	1,878,255
Investment securities
Equity and other, at fair value	92,958	78,133
Available for sale, at fair value	8,653,172	8,274,615
Held to maturity, at amortized cost	2,013	2,101
Loans held for sale	65,590	71,535
Loans and leases (at fair value: $177,949 and $168,809)	37,637,013	37,680,901
Allowance for credit losses on loans and leases	(420,907)	(424,629)
Net loans and leases	37,216,106	37,256,272
Restricted equity securities	161,380	150,024
Premises and equipment, net	356,879	348,670
Operating lease right-of-use assets	110,478	111,227
Goodwill	1,029,234	1,029,234
Other intangible assets, net	430,443	484,248
Residential mortgage servicing rights, at fair value	102,863	108,358
Bank-owned life insurance	704,919	693,839
Deferred tax asset, net	299,043	359,425
Other assets	734,194	730,461
Total assets	$51,901,442	$51,576,397
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$13,219,631	$13,307,905
Interest-bearing	28,523,026	28,412,827
Total deposits	41,742,657	41,720,732
Securities sold under agreements to repurchase	191,435	236,627
Borrowings	3,350,000	3,100,000
Junior subordinated debentures, at fair value	323,015	330,895
Junior and other subordinated debentures, at amortized cost	107,554	107,668
Operating lease liabilities	124,522	125,710
Other liabilities	720,377	836,541
Total liabilities	46,559,560	46,458,173
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Preferred stock, no par value, shares authorized: 2,000,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000,000 in 2025 and 2024; issued and outstanding: 210,213,254 in 2025 and 209,536,323 in 2024	5,826,488	5,817,458
Accumulated deficit	(150,822)	(237,254)
Accumulated other comprehensive loss	(333,784)	(461,980)
Total shareholders' equity	5,341,882	5,118,224
Total liabilities and shareholders' equity	$51,901,442	$51,576,397

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INTEREST INCOME
Interest and fees on loans and leases	$564,343	$583,874	$1,116,905	$1,158,918
Interest and dividends on investment securities:
Taxable	80,316	78,828	149,004	153,845
Exempt from federal income tax	6,769	6,904	13,576	13,808
Dividends	3,444	2,895	6,236	6,602
Interest on temporary investments and interest-bearing deposits	15,817	23,035	32,211	46,588
Total interest income	670,689	695,536	1,317,932	1,379,761
INTEREST EXPENSE
Interest on deposits	180,154	207,307	356,788	405,742
Interest on securities sold under agreement to repurchase and federal funds purchased	955	1,515	1,929	2,781
Interest on borrowings	34,542	49,418	70,616	100,693
Interest on junior and other subordinated debentures	8,592	9,847	17,158	19,734
Total interest expense	224,243	268,087	446,491	528,950
Net interest income	446,446	427,449	871,441	850,811
PROVISION FOR CREDIT LOSSES	29,449	31,820	56,852	48,956
Net interest income after provision for credit losses	416,997	395,629	814,589	801,855
NON-INTEREST INCOME
Service charges on deposits	19,669	18,503	38,970	34,567
Card-based fees	14,559	14,681	27,130	27,864
Financial services and trust revenue	5,842	5,396	11,029	9,860
Residential mortgage banking revenue, net	7,343	5,848	16,677	10,482
Gain (loss) on sale of debt securities, net	1	(1)	5	11
Gain (loss) on equity securities, net	410	325	2,112	(1,240)
Gain (loss) on loan and lease sales, net	172	(1,516)	269	(1,295)
Gain (loss) on certain loans held for investment, at fair value	212	(10,114)	7,228	(12,486)
Bank-owned life insurance income	5,184	4,705	10,067	9,344
Other income	11,070	6,876	17,352	17,953
Total non-interest income	64,462	44,703	130,839	95,060
NON-INTEREST EXPENSE
Salaries and employee benefits	154,883	145,066	300,122	299,604
Occupancy and equipment, net	47,178	45,147	95,348	90,438
Communications	3,350	3,408	6,776	7,190
Marketing	2,805	2,305	6,202	4,241
Services	13,296	14,600	29,374	28,022
FDIC assessments	8,144	9,664	16,166	24,124
Intangible amortization	25,826	29,230	53,805	61,321
Merger and restructuring expense	8,186	14,641	22,565	19,119
Legal settlement	—	—	55,000	—
Other expenses	14,327	15,183	32,759	32,701
Total non-interest expense	277,995	279,244	618,117	566,760
Income before provision for income taxes	203,464	161,088	327,311	330,155
Provision for income taxes	51,041	40,944	88,279	85,931
Net income	$152,423	$120,144	$239,032	$244,224
Earnings per common share:
Basic	$0.73	$0.58	$1.14	$1.17
Diluted	$0.73	$0.57	$1.14	$1.17
Weighted average number of common shares outstanding:
Basic	209,125	208,498	208,964	208,379
Diluted	209,975	209,011	209,965	208,999

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$152,423	$120,144	$239,032	$244,224
Available for sale securities:
Unrealized gains (losses) arising during the period	35,222	(39,571)	165,531	(162,233)
Income tax (expense) benefit related to unrealized gains (losses)	(9,157)	10,288	(43,038)	42,181
Reclassification adjustment for net realized (gains) losses in earnings	(1)	1	(5)	(11)
Income tax expense related to realized (gains) losses	—	—	1	3
Net change in unrealized gains (losses) for available for sale securities	26,064	(29,282)	122,489	(120,060)

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	(1,878)	(384)	7,673	6,069
Income tax benefit (expense) related to unrealized (losses) gains	488	100	(1,995)	(1,578)
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	(1,390)	(284)	5,678	4,491

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	19	20	39	39
Income tax expense related to amortization of unrecognized net actuarial loss	(5)	(5)	(10)	(10)
Net change in pension plan liability adjustment	14	15	29	29
Other comprehensive income (loss), net of tax	24,688	(29,551)	128,196	(115,540)
Comprehensive income	$177,111	$90,593	$367,228	$128,684

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2024	208,584,667	$5,802,747	$(467,571)	$(340,142)	$4,995,034
Net income			124,080		124,080
Other comprehensive loss, net of tax				(85,989)	(85,989)
Stock-based compensation		4,422			4,422
Stock repurchased and retired	(240,329)	(4,847)			(4,847)
Issuances of common stock under stock plans	1,026,057	—			—
Cash dividends on common stock ($0.36 per share)			(75,455)		(75,455)
Balance at March 31, 2024	209,370,395	$5,802,322	$(418,946)	$(426,131)	$4,957,245
Net income			120,144		120,144
Other comprehensive loss, net of tax				(29,551)	(29,551)
Stock-based compensation		5,486			5,486
Stock repurchased and retired	(41,399)	(767)			(767)
Issuances of common stock under stock plans	130,127	—			—
Cash dividends on common stock ($0.36 per share)			(75,885)		(75,885)
Balance at June 30, 2024	209,459,123	$5,807,041	$(374,687)	$(455,682)	$4,976,672
Net income			146,182		146,182
Other comprehensive income, net of tax				221,798	221,798
Stock-based compensation		5,216			5,216
Stock repurchased and retired	(870)	(20)			(20)
Issuances of common stock under stock plans	73,629	—			—
Cash dividends on common stock ($0.36 per share)			(76,020)		(76,020)
Balance at September 30, 2024	209,531,882	$5,812,237	$(304,525)	$(233,884)	$5,273,828
Net income			143,269		143,269
Other comprehensive loss, net of tax				(228,096)	(228,096)
Stock-based compensation		5,302			5,302
Stock repurchased and retired	(2,757)	(81)			(81)
Issuances of common stock under stock plans	7,198	—			—
Cash dividends on common stock ($0.36 per share)			(75,998)		(75,998)
Balance at December 31, 2024	209,536,323	$5,817,458	$(237,254)	$(461,980)	$5,118,224
Net income			86,609		86,609
Other comprehensive income, net of tax				103,508	103,508
Stock-based compensation		11,186			11,186
Stock repurchased and retired	(249,856)	(6,741)			(6,741)
Issuances of common stock under stock plans	748,425	—			—
Issuances of common stock under employee stock purchase plan	77,523	1,384			1,384
Cash dividends on common stock ($0.36 per share)			(76,361)		(76,361)
Balance at March 31, 2025	210,112,415	$5,823,287	$(227,006)	$(358,472)	$5,237,809
Net income			152,423		152,423
Other comprehensive income, net of tax				24,688	24,688
Stock-based compensation		5,061			5,061
Stock repurchased and retired	(74,607)	(1,860)			(1,860)
Issuances of common stock under stock plans	175,446	—			—
Cash dividends on common stock ($0.36 per share)			(76,239)		(76,239)
Balance at June 30, 2025	210,213,254	$5,826,488	$(150,822)	$(333,784)	$5,341,882

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239,032	$244,224
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts, net	(37,083)	(39,785)
Gain on sale of investment securities, net	(5)	(11)
Provision for credit losses	56,852	48,956
Change in cash surrender value of bank-owned life insurance	(10,573)	(9,502)
Depreciation, amortization and accretion, net	67,919	77,120
Gain on sale of premises and equipment	(3,252)	(2,628)
Additions to residential mortgage servicing rights carried at fair value	(3,506)	(2,777)
Change in fair value of residential mortgage servicing rights carried at fair value	9,001	1,981
Stock-based compensation	16,247	9,908
Net increase in equity and other investments	(12,713)	(1,466)
(Gain) loss on equity securities, net	(2,112)	1,240
Gain on sale of loans and leases, net	(6,548)	(1,799)
Change in fair value of loans held for sale	(617)	(316)
Origination of loans held for sale	(299,843)	(227,778)
Proceeds from sales of loans held for sale	321,916	204,276
Change in other assets and liabilities:
Net decrease (increase) in other assets	24,685	(49,478)
Net (decrease) increase in other liabilities	(130,593)	83,633
Net cash provided by operating activities	228,807	335,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(547,550)	(33,506)
Proceeds from investment securities available for sale	371,534	237,615
Purchases of restricted equity securities	(137,601)	(85,500)
Redemption of restricted equity securities	126,245	148,500
Net change in loans and leases	(33,143)	(457,307)
Proceeds from sales of loans and leases	7,502	112,307
Purchases of premises and equipment, net of proceeds from sales	(22,002)	(12,369)
Proceeds from bank-owned life insurance death benefits	2,193	3,305
Purchase of bank-owned life insurance	(2,700)	—
Other	1,582	1,143
Net cash used in investing activities	(233,940)	(85,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	21,925	(83,748)
Net decrease in securities sold under agreements to repurchase	(45,192)	(54,259)
Proceeds from borrowings	5,525,000	3,900,000
Repayment of borrowings	(5,275,000)	(3,950,000)
Net proceeds from issuance of common stock under employee stock purchase plan	1,384	—
Dividends paid on common stock	(150,468)	(150,068)
Repurchase and retirement of common stock	(8,601)	(5,614)
Net cash provided by (used in) financing activities	69,048	(343,689)
Net increase (decrease) in cash and cash equivalents	63,915	(93,703)
Cash and cash equivalents, beginning of period	1,878,255	2,162,534
Cash and cash equivalents, end of period	$1,942,170	$2,068,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$440,191	$525,478
Income taxes	$84,788	$52,373
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$122,489	$(120,060)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$5,678	$4,491

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Columbia Banking System, Inc. conform to accounting principles generally accepted in the United States of America and with prevailing practices within the banking and securities industries. All references in this report to "Columbia," "we," "our," or "us" or similar references mean the Company and its subsidiaries, including the wholly-owned banking subsidiary Columbia Bank (dba: Umpqua Bank) (the "Bank"). In order to align with the name of the holding company and the variety of brands already operated by the Bank today under the Columbia name, the Company renamed the Bank to "Columbia Bank" effective July 1, 2025, and the Bank will begin doing business under the Columbia Bank name and brand beginning on September 1, 2025. FinPac is a commercial equipment leasing company and a wholly-owned subsidiary of the Bank. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting and financial reporting policies is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2025, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include those that are normal and recurring in nature considered necessary for a fair presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

Note 2 – Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities as of the dates presented:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,391,854	$5,528	$(50,322)	$1,347,060
Obligations of states and political subdivisions	1,041,810	3,275	(30,202)	1,014,883
Mortgage-backed securities and collateralized mortgage obligations	6,637,696	32,849	(379,316)	6,291,229
Total available for sale securities	$9,071,360	$41,652	$(459,840)	$8,653,172
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,013	$572	$—	$2,585
Total held to maturity securities	$2,013	$572	$—	$2,585

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,495,542	$1,092	$(73,847)	$1,422,787
Obligations of states and political subdivisions	1,055,535	2,779	(32,261)	1,026,053
Mortgage-backed securities and collateralized mortgage obligations	6,307,252	3,937	(485,414)	5,825,775
Total available for sale securities	$8,858,329	$7,808	$(591,522)	$8,274,615
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,101	$602	$—	$2,703
Total held to maturity securities	$2,101	$602	$—	$2,703

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $33.4 million and $32.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$100,399	$(305)	$768,214	$(50,017)	$868,613	$(50,322)
Obligations of states and political subdivisions	484,667	(8,995)	273,928	(21,207)	758,595	(30,202)
Mortgage-backed securities and collateralized mortgage obligations	1,998,734	(26,985)	1,793,745	(352,331)	3,792,479	(379,316)
Total temporarily impaired securities	$2,583,800	$(36,285)	$2,835,887	$(423,555)	$5,419,687	$(459,840)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$185,042	$(2,770)	$794,521	$(71,077)	$979,563	$(73,847)
Obligations of states and political subdivisions	539,440	(8,036)	224,973	(24,225)	764,413	(32,261)
Mortgage-backed securities and collateralized mortgage obligations	3,398,609	(78,817)	1,830,720	(406,597)	5,229,329	(485,414)
Total temporarily impaired securities	$4,123,091	$(89,623)	$2,850,214	$(501,899)	$6,973,305	$(591,522)

The number of individual debt securities in an unrealized loss position in the tables above decreased to 981 as of June 30, 2025, as compared to 1,210 at December 31, 2024. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an ACL as of June 30, 2025.

The following table presents the contractual maturities of debt securities as of June 30, 2025. Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$274,177	$274,135	$—	$—
Due after one year through five years	2,765,054	2,745,942	2	2
Due after five years through ten years	1,458,634	1,417,224	1	541
Due after ten years	4,573,495	4,215,871	2,010	2,042
Total debt securities	$9,071,360	$8,653,172	$2,013	$2,585

At June 30, 2025 and December 31, 2024, debt securities with a fair value of $6.2 billion and $5.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, repurchase agreements, and for other purposes as required or permitted by law.

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in thousands)	June 30, 2025	December 31, 2024
Commercial real estate
Non-owner occupied term	$6,189,992	$6,278,154
Owner occupied term	5,319,529	5,270,294
Multifamily	5,735,057	5,804,364
Construction & development	2,069,727	1,983,213
Residential development	286,175	231,647
Commercial
Term	5,352,598	5,537,618
Lines of credit & other	2,950,782	2,769,643
Leases & equipment finance	1,641,450	1,660,835
Residential
Mortgage	5,829,833	5,933,352
Home equity loans & lines	2,082,766	2,031,653
Consumer & other	179,104	180,128
Total loans and leases, net of deferred fees and costs	$37,637,013	$37,680,901

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans and leases disclosed throughout this note. Interest accrued on loans and leases totaled $147.9 million and $148.0 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets. As of June 30, 2025, loans totaling $22.4 billion were pledged to secure borrowings and available lines of credit, compared to $22.0 billion as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, the net deferred fees and costs were $60.4 million and $62.0 million, respectively. Total loans and leases also include discounts on acquired loans of $388.7 million and $439.0 million as of June 30, 2025 and December 31, 2024, respectively. Originated loans and leases are reported at the principal amount outstanding, net of deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $153.4 million and $199.9 million as of June 30, 2025 and December 31, 2024, respectively. The carrying balance of PCD loans was $136.2 million and $178.5 million as of June 30, 2025 and December 31, 2024, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three years to five years. Interest income recognized on these leases was $5.7 million and $11.4 million for the three and six months ended June 30, 2025, respectively, as compared to $5.5 million and $10.4 million for the six months ended June 30, 2024, respectively.

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

At June 30, 2025, the ACL was $439.0 million, a decrease of $1.8 million from the December 31, 2024 balance of $440.8 million. The change in the total ACL reflects credit migration trends, changes in the economic assumptions, and a recalibration of the commercial real estate, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025. To calculate the ACL, management uses models to estimate PD and LGD for loans and leases, incorporating forecasted economic conditions and macroeconomic variables. The Bank considers the current financial environment and various economic scenarios, selecting the most probable scenario at each measurement date. Forecasts for each variable are updated and incorporated into the ACL calculation. Projected macroeconomic variables over the forecast period can materially impact the ACL, with projections becoming less certain over time.

The Bank opted to use Moody's Analytics' May 2025 consensus economic forecast for estimating the ACL as of June 30, 2025. In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	1.5%	2.0%	2.0%	2.0%
U.S. unemployment rate average	4.5%	4.3%	4.3%	4.1%
Forecasted average federal funds rate	3.3%	3.4%	3.4%	3.4%

The Bank also uses an additional scenario with varying severity to assess ACL sensitivity and inform qualitative adjustments, keeping economic variables consistent. For this analysis, the Bank selected Moody's Analytics' May 2025 S2 scenario, which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The scenario includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	0.2%	2.7%	2.9%	2.8%
U.S. unemployment rate average	6.9%	5.2%	4.6%	4.4%
Forecasted average federal funds rate	2.3%	2.0%	2.7%	2.9%

The forecast used to calculate the ACL as of June 30, 2025 reflects a deterioration in macroeconomic conditions, including lower projected GDP growth and higher expected unemployment rates, relative to the December 31, 2024 ACL calculation, which was based on Moody’s Analytics’ November 2024 consensus economic forecast. These changes negatively impacted the quantitative portion of the modeled ACL estimate. Management reviewed the results derived from the economic scenarios and the subsequent changes in macroeconomic variables through sensitivity analysis and considered these factors when evaluating qualitative adjustments.

To address the heightened economic uncertainty and sector-specific risks, management applied offsetting qualitative adjustments, primarily focused on the commercial real estate and commercial loan portfolios. These overlays are directionally consistent with those applied as of December 31, 2024 and were deemed necessary to ensure the ACL remains appropriately aligned with the Company’s risk profile. As a result, the overall ACL remained relatively stable despite the less favorable economic outlook.

While qualitative overlays are applied, approximately 83% of the ACL is driven by modeled results, which management believes adequately reflect the significant changes in credit conditions and overall portfolio risk. Management believes the ACL was adequate as of June 30, 2025. However, there can be no assurance that future loan losses will not exceed the levels provided for in the ACL, which could result in additional provisions for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2025
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$168,393	$214,483	$32,645	$5,974	$421,495
(Recapture) provision for credit losses for loans and leases	(8,564)	33,776	2,043	1,502	28,757
Charge-offs	(77)	(33,073)	(285)	(1,164)	(34,599)
Recoveries	71	4,676	187	320	5,254
Net charge-offs	(6)	(28,397)	(98)	(844)	(29,345)
Balance, end of period	$159,823	$219,862	$34,590	$6,632	$420,907
Reserve for unfunded commitments
Balance, beginning of period	$7,765	$7,009	$1,516	$1,094	$17,384
(Recapture) provision for credit losses on unfunded commitments	(101)	812	(37)	18	692
Balance, end of period	7,664	7,821	1,479	1,112	18,076
Total allowance for credit losses	$167,487	$227,683	$36,069	$7,744	$438,983

	Six Months Ended June 30, 2025
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154,413	$218,668	$44,700	$6,848	$424,629
Provision (recapture) for credit losses for loans and leases	5,516	57,866	(9,807)	1,369	54,944
Charge-offs	(196)	(65,684)	(588)	(2,244)	(68,712)
Recoveries	90	9,012	285	659	10,046
Net charge-offs	(106)	(56,672)	(303)	(1,585)	(58,666)
Balance, end of period	$159,823	$219,862	$34,590	$6,632	$420,907
Reserve for unfunded commitments
Balance, beginning of period	$5,932	$6,935	$2,084	$1,217	$16,168
Provision (recapture) for credit losses on unfunded commitments	1,732	886	(605)	(105)	1,908
Balance, end of period	7,664	7,821	1,479	1,112	18,076
Total allowance for credit losses	$167,487	$227,683	$36,069	$7,744	$438,983

	Three Months Ended June 30, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$146,276	$202,757	$58,010	$7,301	$414,344
(Recapture) provision for credit losses for loans and leases	(3,096)	46,320	(9,032)	568	34,760
Charge-offs	(585)	(33,561)	(504)	(1,551)	(36,201)
Recoveries	551	4,198	411	608	5,768
Net charge-offs	(34)	(29,363)	(93)	(943)	(30,433)
Balance, end of period	$143,146	$219,714	$48,885	$6,926	$418,671
Reserve for unfunded commitments
Balance, beginning of period	$13,028	$5,890	$2,757	$1,193	$22,868
(Recapture) provision for credit losses on unfunded commitments	(3,082)	657	(479)	(36)	(2,940)
Balance, end of period	9,946	6,547	2,278	1,157	19,928
Total allowance for credit losses	$153,092	$226,261	$51,163	$8,083	$438,599

	Six Months Ended June 30, 2024
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$125,888	$244,821	$62,004	$8,158	$440,871
Provision (recapture) for credit losses for loans and leases	17,095	46,756	(12,706)	1,091	52,236
Charge-offs	(746)	(80,793)	(994)	(3,421)	(85,954)
Recoveries	909	8,930	581	1,098	11,518
Net recoveries (charge-offs)	163	(71,863)	(413)	(2,323)	(74,436)
Balance, end of period	$143,146	$219,714	$48,885	$6,926	$418,671
Reserve for unfunded commitments
Balance, beginning of period	$11,170	$7,841	$2,940	$1,257	$23,208
Recapture for credit losses on unfunded commitments	(1,224)	(1,294)	(662)	(100)	(3,280)
Balance, end of period	9,946	6,547	2,278	1,157	19,928
Total allowance for credit losses	$153,092	$226,261	$51,163	$8,083	$438,599

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of June 30, 2025 and December 31, 2024, loans and leases on non-accrual status with no related ACL was $2.8 million and $3.6 million, respectively, excluding collateral dependent loans and leases that have been written down to net realizable value without an associated ACL of $46.6 million and $59.4 million, respectively. The remaining balance of non-accrual loans are substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2025 and 2024.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	June 30, 2025
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$26,522	$—	$—	$26,522	$17,126	$6,146,344	$6,189,992
Owner occupied term	4,960	422	361	5,743	13,613	5,300,173	5,319,529
Multifamily	132	—	—	132	—	5,734,925	5,735,057
Construction & development	37,903	—	—	37,903	—	2,031,824	2,069,727
Residential development	—	—	—	—	—	286,175	286,175
Commercial
Term	1,306	717	420	2,443	23,722	5,326,433	5,352,598
Lines of credit & other	3,959	1,284	—	5,243	23,639	2,921,900	2,950,782
Leases & equipment finance	17,019	15,466	5,161	37,646	19,448	1,584,356	1,641,450
Residential
Mortgage (1)	—	18,054	71,237	89,291	—	5,740,542	5,829,833
Home equity loans & lines	9,514	3,422	4,326	17,262	—	2,065,504	2,082,766
Consumer & other	806	377	337	1,520	—	177,584	179,104
Total, net of deferred fees and costs	$102,121	$39,742	$81,842	$223,705	$97,548	$37,315,760	$37,637,013
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $2.0 million at June 30, 2025.
(2) Includes government guaranteed portion of $30.7 million and $37.1 million for 90 days or greater and non-accrual loans, respectively.

	December 31, 2024
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$27,954	$—	$—	$27,954	$14,577	$6,235,623	$6,278,154
Owner occupied term	1,411	169	—	1,580	24,755	5,243,959	5,270,294
Multifamily	—	—	—	—	—	5,804,364	5,804,364
Construction & development	—	—	—	—	—	1,983,213	1,983,213
Residential development	—	—	—	—	—	231,647	231,647
Commercial
Term	1,711	893	—	2,604	29,483	5,505,531	5,537,618
Lines of credit & other	5,345	5,523	206	11,074	6,666	2,751,903	2,769,643
Leases & equipment finance	15,318	17,117	4,478	36,913	20,997	1,602,925	1,660,835
Residential
Mortgage (1)	—	17,844	61,228	79,072	—	5,854,280	5,933,352
Home equity loans & lines	5,348	5,369	6,691	17,408	—	2,014,245	2,031,653
Consumer & other	808	389	179	1,376	—	178,752	180,128
Total, net of deferred fees and costs	$57,895	$47,304	$72,782	$177,981	$96,478	$37,406,442	$37,680,901
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
Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	June 30, 2025
(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$14,507	$—	$14,507
Owner occupied term	—	9,347	—	9,347
Commercial
Term	972	1,341	13,988	16,301
Lines of credit & other	—	2,709	19,861	22,570
Leases & equipment finance	—	—	19,448	19,448
Residential
Mortgage	67,495	—	—	67,495
Home equity loans & lines	2,103	—	—	2,103
Total, net of deferred fees and costs	$70,570	$27,904	$53,297	$151,771

	December 31, 2024
(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$13,116	$—	$13,116
Owner occupied term	—	20,198	—	20,198
Commercial
Term	2,273	2,856	15,800	20,929
Lines of credit & other	—	1,501	3,645	5,146
Leases & equipment finance	—	—	20,997	20,997
Residential
Mortgage	79,440	—	—	79,440
Home equity loans & lines	2,391	—	—	2,391
Total, net of deferred fees and costs	$84,104	$37,671	$40,442	$162,217

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans and leases to borrowers in financial distress that were modified as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other-than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Other- than- Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term	$—	$—	$—	$21,124	$—	$—	$21,124	0.34%
Owner occupied term	—	3,011	—	—	—	—	3,011	0.06%
Construction & development	—	2,137	—	7,800	—	—	9,937	0.48%
Commercial
Term	—	—	2,439	10,006	—	—	12,445	0.23%
Lines of credit & other	—	10,338	—	—	920	—	11,258	0.38%
Leases & equipment finance	—	1,215	—	—	—	—	1,215	0.07%
Residential
Mortgage	120	483	7,028	—	1,037	207	8,875	0.15%
Total modified loans and leases experiencing financial difficulty	$120	$17,184	$9,467	$38,930	$1,957	$207	$67,865	0.18%

	Six Months Ended June 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other than Insignificant Payment Delay	Combo - Interest Rate Reduction and Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term	$—	$—	$—	$21,124	$—	$—	$21,124	0.34%
Owner occupied term	—	3,915	807	—	—	—	4,722	0.09%
Construction & development	—	2,137	—	7,800	—	—	9,937	0.48%
Commercial
Term	281	—	8,401	10,006	—	—	18,688	0.35%
Lines of credit & other	11,589	25,504	1,579	—	920	—	39,592	1.34%
Leases & equipment finance	—	2,102	—	—	—	—	2,102	0.13%
Residential
Mortgage	259	679	13,864	—	1,951	207	16,960	0.29%
Total modified loans and leases experiencing financial difficulty	$12,129	$34,337	$24,651	$38,930	$2,871	$207	$113,125	0.30%

	Three Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Owner occupied term	$4,041	$—	$—	$4,041	0.08%
Commercial
Term	1,237	5,493	1,988	8,718	0.16%
Lines of credit & other	—	3,728	319	4,047	0.16%
Leases & equipment finance	—	866	—	866	0.05%
Residential
Mortgage	—	1,447	7,389	8,836	0.15%
Total modified loans and leases experiencing financial difficulty	$5,278	$11,534	$9,696	$26,508	0.07%

	Six Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of total class of financing receivable
Commercial real estate
Non-owner occupied term	$—	$—	$17,577	$17,577	0.27%
Owner occupied term	4,041	—	530	4,571	0.09%
Commercial
Term	1,237	5,944	1,988	9,169	0.16%
Lines of credit & other	—	10,913	319	11,232	0.44%
Leases & equipment finance	—	1,457	—	1,457	0.09%
Residential
Mortgage	—	2,456	14,355	16,811	0.28%
Total modified loans and leases experiencing financial difficulty	$5,278	$20,770	$34,769	$60,817	0.16%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2025
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	3.54%	1.9 years	—
Owner occupied term	—	4 months	—
Construction & development	3.57%	5 months	—
Commercial
Term	3.54%	1.9 years	$200
Lines of credit & other	—	5 months	$996
Leases & equipment finance	—	1.0 year	—
Residential
Mortgage	0.60%	11.8 years	$522

	Six Months Ended June 30, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	3.54%	1.9 years	—
Owner occupied term	—	5 months	$894
Construction & development	3.57%	5 months	—
Commercial
Term	3.45%	1.9 years	$444
Lines of credit & other	0.26%	9 months	$3,142
Leases & equipment finance	—	1.0 year	—
Residential
Mortgage	0.57%	9.8 years	$1,171

	Three Months Ended June 30, 2024
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Owner occupied term	3.79%	—	—
Commercial
Term	5.00%	6 months	$77
Lines of credit & other	—	9 months	$48
Leases & equipment finance	—	11 months	—
Residential
Mortgage	—	4.7 years	$531

	Six Months Ended June 30, 2024
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(dollars in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term, net	—	—	$4,000
Owner occupied term	3.79%	—	$51
Commercial
Term	5.00%	6 months	$77
Lines of credit & other	—	7 months	$48
Leases & equipment finance	—	10 months	—
Residential
Mortgage	—	8.3 years	$1,000

The Company closely monitors the performance of loans and leases to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. Loans and leases are considered to be in payment default at 90 or more days past due. For the three months ended June 30, 2025, all modified loans and leases were current and there were no loan or lease modifications made to borrowers experiencing financial difficulty that subsequently defaulted. The following tables present the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the periods presented:

	Six Months Ended June 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$—	$—	$564	$—	$—	$564
Commercial
Lines of credit & other	—	1,130	—	—	920	2,050
Residential
Mortgage	121	452	413	222	314	1,522
Total loans and leases experiencing financial difficulty with a subsequent default	$121	$1,582	$977	$222	$1,234	$4,136

	Three Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$3,064	$—	$—	$3,064
Commercial
Lines of credit & other	—	250	—	250
Residential
Mortgage	—	300	743	1,043
Total loans and leases experiencing financial difficulty with a subsequent default	$3,064	$550	$743	$4,357

	Six Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$3,064	$—	$—	$3,064
Commercial
Lines of credit & other	—	250	—	250
Residential
Mortgage	—	300	743	1,043
Total loans and leases experiencing financial difficulty with a subsequent default	$3,064	$550	$743	$4,357

The following tables present an age analysis of loans and leases as of June 30, 2025 and 2024 that have been modified within the prior twelve months:

	June 30, 2025
(in thousands)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$21,124	$—	$—	$—	$—	$21,124
Owner occupied term	3,653	—	—	—	1,276	4,929
Construction & development	9,937	—	—	—	—	9,937
Commercial
Term	20,749	—	—	—	4,615	25,364
Lines of credit & other	36,392	1,000	—	—	6,514	43,906
Leases & equipment finance	2,045	364	286	90	213	2,998
Residential
Mortgage	23,856	—	2,299	3,240	—	29,395
Total loans and leases, net of deferred fees and costs	$117,756	$1,364	$2,585	$3,330	$12,618	$137,653

	June 30, 2024
(in thousands)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$47,557	$—	$—	$—	$—	$47,557
Owner occupied term	2,033	—	—	—	3,594	5,627
Commercial
Term	9,784	—	—	—	1,237	11,021
Lines of credit & other	50,268	—	999	—	1,751	53,018
Leases & equipment finance	1,430	193	227	15	106	1,971
Residential
Mortgage	33,971	—	2,841	5,103	—	41,915
Total loans and leases, net of deferred fees and costs	$145,043	$193	$4,067	$5,118	$6,688	$161,109

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

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable, as well as gross charge-offs for the dates presented:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$319,701	$279,975	$505,563	$1,235,203	$1,093,408	$2,538,927	$29,911	$—	$6,002,688
Special mention	—	—	274	29,011	—	24,052	—	—	53,337
Substandard	23,150	—	1,305	21,702	11,976	71,448	—	—	129,581
Doubtful	—	—	—	1,759	386	1,601	—	—	3,746
Loss	—	—	—	—	640	—	—	—	640
Total non-owner occupied term	$342,851	$279,975	$507,142	$1,287,675	$1,106,410	$2,636,028	$29,911	$—	$6,189,992
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term
Credit quality indicator:
Pass/Watch	$309,370	$502,817	$506,365	$958,592	$827,798	$1,880,078	$14,718	$65,936	$5,065,674
Special mention	1,359	26,045	935	44,999	64,698	45,572	1,916	904	186,428
Substandard	2,818	5,862	4,746	4,759	10,379	28,601	424	1,000	58,589
Doubtful	—	2,752	—	2,924	—	361	—	—	6,037
Loss	—	—	—	907	93	1,801	—	—	2,801
Total owner occupied term	$313,547	$537,476	$512,046	$1,012,181	$902,968	$1,956,413	$17,058	$67,840	$5,319,529
Current YTD period:
Gross charge-offs	$—	$—	$—	$157	$—	$39	$—	$—	$196
Multifamily
Credit quality indicator:
Pass/Watch	$85,957	$166,119	$251,595	$1,898,540	$1,646,824	$1,522,799	$99,232	$—	$5,671,066
Special mention	29,060	—	—	10,654	2,845	17,127	—	—	59,686
Substandard	—	—	—	2,703	1,602	—	—	—	4,305
Total multifamily	$115,017	$166,119	$251,595	$1,911,897	$1,651,271	$1,539,926	$99,232	$—	$5,735,057
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$78,010	$552,015	$462,169	$670,435	$79,869	$89,503	$22,112	$926	$1,955,039
Special mention	2,137	6,701	42,512	39,336	15,338	—	864	—	106,888
Substandard	7,800	—	—	—	—	—	—	—	7,800
Total construction & development	$87,947	$558,716	$504,681	$709,771	$95,207	$89,503	$22,976	$926	$2,069,727
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$29,539	$63,711	$2,055	$3,404	$—	$61	$184,535	$2,870	$286,175
Total residential development	$29,539	$63,711	$2,055	$3,404	$—	$61	$184,535	$2,870	$286,175
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$888,901	$1,605,997	$1,777,519	$4,924,928	$3,755,856	$6,221,931	$353,712	$71,636	$19,600,480

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$231,016	$746,526	$575,397	$955,530	$724,578	$793,501	$1,122,501	$378	$5,149,427
Special mention	572	556	50,767	26,129	3,116	14,892	34,968	—	131,000
Substandard	19,153	8,874	1,469	5,416	11,620	7,172	3,163	—	56,867
Doubtful	—	—	978	4,471	990	4,946	—	—	11,385
Loss	—	—	—	—	821	3,098	—	—	3,919
Total term	$250,741	$755,956	$628,611	$991,546	$741,125	$823,609	$1,160,632	$378	$5,352,598
Current YTD period:
Gross charge-offs	$—	$29	$815	$55	$129	$1,859	$—	$—	$2,887
Lines of credit & other
Credit quality indicator:
Pass/Watch	$41,337	$81,224	$32,550	$50,904	$16,745	$19,227	$2,495,842	$58,223	$2,796,052
Special mention	1,579	—	598	124	—	109	66,843	2,009	71,262
Substandard	4,016	16,648	317	1,325	—	125	43,738	16,602	82,771
Doubtful	—	143	—	—	—	—	—	140	283
Loss	—	—	261	153	—	—	—	—	414
Total lines of credit & other	$46,932	$98,015	$33,726	$52,506	$16,745	$19,461	$2,606,423	$76,974	$2,950,782
Current YTD period:
Gross charge-offs	$—	$14,954	$15	$425	$25	$520	$5,663	$3,822	$25,424
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$332,767	$501,715	$357,916	$219,961	$65,323	$45,726	$—	$—	$1,523,408
Special mention	527	12,694	35,316	7,257	1,996	285	—	—	58,075
Substandard	2,533	6,364	7,539	6,947	2,104	649	—	—	26,136
Doubtful	679	7,150	10,111	10,413	2,894	634	—	—	31,881
Loss	47	296	646	659	197	105	—	—	1,950
Total leases & equipment finance	$336,553	$528,219	$411,528	$245,237	$72,514	$47,399	$—	$—	$1,641,450
Current YTD period:
Gross charge-offs	$—	$6,193	$11,395	$12,170	$4,933	$2,682	$—	$—	$37,373

Total commercial	$634,226	$1,382,190	$1,073,865	$1,289,289	$830,384	$890,469	$3,767,055	$77,352	$9,944,830

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$86,980	$274,391	$205,693	$1,722,815	$2,021,270	$1,431,349	$—	$—	$5,742,498
Special mention	1,116	1,499	956	4,939	5,798	3,746	—	—	18,054
Substandard	437	2,529	1,934	5,543	9,501	18,211	—	—	38,155
Loss	1,222	4,509	3,712	3,789	5,667	12,227	—	—	31,126
Total mortgage	$89,755	$282,928	$212,295	$1,737,086	$2,042,236	$1,465,533	$—	$—	$5,829,833
Current YTD period:
Gross charge-offs	$—	$—	$41	$—	$—	$—	$—	$—	$41

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2025	2025	2024	2023	2022	2021	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$662	$358	$2,808	$7,161	$2,627	$51,106	$1,981,312	$19,471	$2,065,505
Special mention	—	—	140	240	61	1,703	9,093	1,699	12,936
Substandard	—	—	122	—	—	247	494	—	863
Loss	—	—	20	531	323	324	893	1,371	3,462
Total home equity loans & lines	$662	$358	$3,090	$7,932	$3,011	$53,380	$1,991,792	$22,541	$2,082,766
Current YTD period:
Gross charge-offs	$—	$—	$—	$60	$—	$146	$256	$85	$547

Total residential	$90,417	$283,286	$215,385	$1,745,018	$2,045,247	$1,518,913	$1,991,792	$22,541	$7,912,599

Consumer & other:
Credit quality indicator:
Pass/Watch	$14,825	$9,701	$12,620	$7,745	$3,544	$6,726	$121,676	$747	$177,584
Special mention	7	100	114	59	—	134	737	32	1,183
Substandard	—	3	30	1	—	39	204	60	337
Total consumer & other	$14,832	$9,804	$12,764	$7,805	$3,544	$6,899	$122,617	$839	$179,104
Current YTD period:
Gross charge-offs	$441	$510	$175	$24	$—	$199	$718	$177	$2,244

Grand total	$1,628,376	$3,281,277	$3,079,533	$7,967,040	$6,635,031	$8,638,212	$6,235,176	$172,368	$37,637,013

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$289,721	$564,176	$1,245,868	$1,132,014	$569,014	$2,289,045	$25,716	$12,497	$6,128,051
Special mention	—	—	9,346	600	463	21,191	—	—	31,600
Substandard	7,293	30,926	20,843	—	—	56,216	—	—	115,278
Doubtful	—	—	1,777	659	—	789	—	—	3,225
Total non-owner occupied term	$297,014	$595,102	$1,277,834	$1,133,273	$569,477	$2,367,241	$25,716	$12,497	$6,278,154
Prior Year End period:
Gross charge-offs	$—	$—	$148	$—	$—	$2,485	$—	$—	$2,633
Owner occupied term
Credit quality indicator:
Pass/Watch	$525,513	$499,386	$1,015,154	$867,081	$398,200	$1,639,484	$79,180	$5,262	$5,029,260
Special mention	271	957	23,245	80,611	17,748	38,637	1,920	—	163,389
Substandard	3,892	7,501	7,918	4,147	19,677	25,436	—	—	68,571
Doubtful	2,752	—	2,924	—	—	1,070	—	—	6,746
Loss	—	—	963	—	381	984	—	—	2,328
Total owner occupied term	$532,428	$507,844	$1,050,204	$951,839	$436,006	$1,705,611	$81,100	$5,262	$5,270,294
Prior Year End period:
Gross charge-offs	$365	$—	$569	$—	$22	$92	$—	$—	$1,048
Multifamily
Credit quality indicator:
Pass/Watch	$168,595	$253,543	$1,995,175	$1,634,388	$406,616	$1,224,660	$92,757	$—	$5,775,734
Special mention	—	—	4,545	6,748	—	11,566	—	—	22,859
Substandard	—	—	2,738	1,613	—	1,420	—	—	5,771
Total multifamily	$168,595	$253,543	$2,002,458	$1,642,749	$406,616	$1,237,646	$92,757	$—	$5,804,364
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$473,092	$503,923	$746,567	$129,065	$79,262	$18,988	$13,634	$—	$1,964,531
Special mention	1,989	—	1,446	15,247	—	—	—	—	18,682
Total construction & development	$475,081	$503,923	$748,013	$144,312	$79,262	$18,988	$13,634	$—	$1,983,213
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$61,656	$6,327	$5,038	$493	$465	$594	$153,631	$3,443	$231,647
Total residential development	$61,656	$6,327	$5,038	$493	$465	$594	$153,631	$3,443	$231,647
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,534,774	$1,866,739	$5,083,547	$3,872,666	$1,491,826	$5,330,080	$366,838	$21,202	$19,567,672

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$827,497	$650,426	$1,047,231	$789,076	$296,953	$618,886	$1,080,293	$20,922	$5,331,284
Special mention	1,505	48,317	25,893	7,942	—	13,527	36,978	—	134,162
Substandard	25,103	1,792	9,834	5,329	3,067	9,585	—	—	54,710
Doubtful	1,460	1,160	3,771	3,533	683	2,128	—	—	12,735
Loss	—	10	648	1,478	884	1,707	—	—	4,727
Total term	$855,565	$701,705	$1,087,377	$807,358	$301,587	$645,833	$1,117,271	$20,922	$5,537,618
Prior Year End period:
Gross charge-offs	$649	$2,976	$1,783	$876	$1,324	$1,138	$4,171	$—	$12,917
Lines of credit & other
Credit quality indicator:
Pass/Watch	$99,104	$42,240	$54,923	$18,467	$8,841	$10,202	$2,381,689	$16,177	$2,631,643
Special mention	79	1,697	675	25	100	175	30,603	4,006	37,360
Substandard	34,404	1,789	1,248	—	—	101	53,491	8,607	99,640
Doubtful	162	—	—	—	—	—	204	290	656
Loss	—	—	191	—	—	—	—	153	344
Total lines of credit & other	$133,749	$45,726	$57,037	$18,492	$8,941	$10,478	$2,465,987	$29,233	$2,769,643
Prior Year End period:
Gross charge-offs	$—	$758	$309	$241	$59	$563	$20,015	$3,512	$25,457
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$603,191	$457,094	$295,712	$102,259	$32,338	$45,761	$—	$—	$1,536,355
Special mention	10,193	39,259	9,419	2,468	478	122	—	—	61,939
Substandard	4,738	8,518	9,044	3,104	875	523	—	—	26,802
Doubtful	3,878	10,055	13,532	4,659	1,289	338	—	—	33,751
Loss	463	795	571	111	24	24	—	—	1,988
Total leases & equipment finance	$622,463	$515,721	$328,278	$112,601	$35,004	$46,768	$—	$—	$1,660,835
Prior Year End period:
Gross charge-offs	$1,573	$22,851	$49,518	$18,771	$4,993	$3,138	$—	$—	$100,844

Total commercial	$1,611,777	$1,263,152	$1,472,692	$938,451	$345,532	$703,079	$3,583,258	$50,155	$9,968,096

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$236,004	$231,936	$1,776,736	$2,097,433	$472,883	$1,041,655	$—	$—	$5,856,647
Special mention	1,782	2,536	2,245	2,838	910	7,534	—	—	17,845
Substandard	3,243	5,399	5,120	11,059	2,183	16,446	—	—	43,450
Loss	1,225	2,393	4,037	4,105	779	2,871	—	—	15,410
Total mortgage	$242,254	$242,264	$1,788,138	$2,115,435	$476,755	$1,068,506	$—	$—	$5,933,352
Prior Year End period:
Gross charge-offs	$—	$—	$491	$292	$314	$368	$—	$—	$1,465

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$756	$870	$2,072	$1,374	$578	$37,625	$1,940,517	$30,453	$2,014,245
Special mention	—	—	136	—	—	838	8,261	1,483	10,718
Substandard	—	—	445	—	—	270	1,230	549	2,494
Loss	—	28	—	175	8	631	1,678	1,676	4,196
Total home equity loans & lines	$756	$898	$2,653	$1,549	$586	$39,364	$1,951,686	$34,161	$2,031,653
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$239	$252	$—	$491

Total residential	$243,010	$243,162	$1,790,791	$2,116,984	$477,341	$1,107,870	$1,951,686	$34,161	$7,965,005

Consumer & other:
Credit quality indicator:
Pass/Watch	$21,691	$16,491	$10,122	$4,515	$3,041	$5,036	$117,045	$810	$178,751
Special mention	17	193	24	12	5	75	722	150	1,198
Substandard	11	12	10	—	—	25	87	34	179
Total consumer & other	$21,719	$16,696	$10,156	$4,527	$3,046	$5,136	$117,854	$994	$180,128
Prior Year End period:
Gross charge-offs	$87	$2,851	$104	$35	$1	$305	$2,060	$896	$6,339

Grand total	$3,411,280	$3,389,749	$8,357,186	$6,932,628	$2,317,745	$7,146,165	$6,019,636	$106,512	$37,680,901

Note 5 – Goodwill and Other Intangible Assets

The Company had $1.0 billion in goodwill as of June 30, 2025 and December 31, 2024, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with the Umpqua Merger.

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2025	$710,230	$(279,787)	$430,443
December 31, 2024	$710,230	$(225,982)	$484,248

Amortization expense recognized on intangible assets was $25.8 million and $53.8 million for the three and six months ended June 30, 2025, respectively, and $29.2 million and $61.3 million for the three and six months ended June 30, 2024, respectively.

The table below presents the forecasted amortization expense for intangible assets as of June 30, 2025:

(in thousands)
Year	Expected Amortization
Remainder of 2025	$51,653
2026	92,545
2027	79,632
2028	66,719
2029	53,805
Thereafter	86,089
Total intangible assets	$430,443

Note 6 – Borrowings

The Bank's FHLB advances were $3.4 billion as of June 30, 2025, as compared to $3.1 billion at December 31, 2024. The FHLB advances have fixed interest rates ranging from 4.45% to 4.52% and all mature in 2025. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. Refer to Note 3 – Loans and Leases for further information on loans pledged as collateral for borrowings.

Note 7 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$10,042,369	$10,077,780
Forward sales commitments	$71,500	$76,535
Commitments to originate residential mortgage loans held for sale	$58,919	$46,208
Standby letters of credit	$321,187	$216,422

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, approximately $295.2 million of standby letters of credit expire within one year, and $26.0 million expire thereafter.

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

In September 2023, 34 related entities (the “iCap Entities”) that maintained their primary deposit accounts with the Bank filed jointly-administered Chapter 11 bankruptcies in the United States Bankruptcy Court for the Eastern District of Washington. The Bank was served with a request for production of account records and produced such records through counsel. Concurrently, in pleadings filed in the Bankruptcy Court for the Eastern District of Washington on behalf of investors who claimed losses of approximately $290.0 million, the Bank was identified as a party against which claims may be brought in connection with the iCap Entities’ alleged operation of Ponzi schemes prior to the bankruptcy proceedings described above. The potential claims against the Bank and the amount of any alleged damages are not estimable. To the extent suits or actions are commenced, the Bank intends to vigorously defend against any and all claims.

In August 2020, a class action complaint was filed in the United States District Court for the Northern District of California alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs’ proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court; and another case was filed in June 2023 in the United States District Court for the Northern District of California alleging claims by ten investors with different investments than the class members. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. The District Court case filed in June 2023 was dismissed in July 2024 due to the plaintiffs' lack of standing. The Superior Court case does not yet have a clear estimate of damages and the Bank intends to defend this matter vigorously as appropriate and believes it has meritorious defenses. Plaintiffs in the District Court class action case alleged damages resulting from the scheme of between $297.4 million and $368.1 million, including prejudgment interest. Trial in the District Court class action case commenced on February 3, 2025 and a mistrial was declared on March 4, 2025. The Bank subsequently engaged in a court ordered settlement conference, and a Notice of Settlement was filed on March 27, 2025, which contemplates a settlement payment of $55.0 million by the Bank, including any attorneys' fees or costs. The settlement is subject to final court approval, with the hearing for final court approval scheduled for September 11, 2025. If approved, the settlement is expected to be funded in late 2025.

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

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. In addition to the settlement payment accrual noted above, the Company has $1.2 million accrued related to other legal matters as of June 30, 2025, which is recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets.

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

Contingencies— The Merger Agreement between Columbia and Pacific Premier contains certain termination rights for both Columbia and Pacific Premier providing that upon termination of the Merger Agreement under certain circumstances, Columbia or Pacific Premier, as applicable, will be obligated to pay the other party a termination fee of $75.0 million.

Concentrations of Credit Risk—The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for both June 30, 2025 and December 31, 2024. CRE concentrations are managed to ensure geographic and business diversity, primarily in our footprint. The multifamily portfolio, including construction, represented approximately 19% of the total loan portfolio as of both June 30, 2025 and December 31, 2024. The office portfolio represented approximately 8% of the total loan portfolio as of both June 30, 2025 and December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward delivery contracts is limited to the replacement cost of those forward delivery contracts in a gain position. There were no counterparty default losses on forward delivery contracts in the three and six months ended June 30, 2025 and 2024. Market risk with respect to forward delivery contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward delivery contracts with broker-dealers. In the event the Company has forward delivery contracts commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward delivery contracts. As of June 30, 2025 and December 31, 2024, the Bank had commitments to originate mortgage loans held for sale totaling $58.9 million and $46.2 million, respectively, and forward sales commitments of $71.5 million and $76.5 million, respectively.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of June 30, 2025, the Bank had $188.0 million notional of interest rate futures contracts and $17.0 million of mortgage-backed securities. As of December 31, 2024, the Bank had $187.0 million notional of interest rate futures contracts and $12.0 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking borrowers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2025, the Bank had interest rate swap assets with a notional amount of $4.4 billion and interest rate swap liabilities with a notional amount of $4.4 billion related to this program. As of December 31, 2024, the Bank had interest rate swap assets and interest rate swap liabilities, with notional amounts of $4.3 billion and $4.4 billion, respectively.

The Bank has collateral posting requirements for initial margins with its clearing houses and is required to post collateral against its obligations under these interest rate swaps of $87.9 million and $87.2 million as of June 30, 2025 and December 31, 2024, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain interest rate swap derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of June 30, 2025 and December 31, 2024, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $114.2 million and $173.9 million, respectively.

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

The Bank's derivative assets are included in other assets on the Condensed Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate lock commitments	$478	$16	$43	$32
Interest rate futures	2,791	—	—	3,033
Interest rate forward sales commitments	26	695	597	74
Interest rate swaps	88,000	107,385	200,714	277,042
Foreign currency derivatives	494	542	403	438
Total derivative assets and liabilities	$91,789	$108,638	$201,757	$280,619

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the periods indicated:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate lock commitments	$156	$(467)	$450	$(314)
Interest rate futures	1,831	(1,611)	5,043	(5,882)
Interest rate forward sales commitments	(337)	467	(1,165)	513
Interest rate swaps	(1,330)	424	(2,824)	1,621
Foreign currency derivatives	159	196	413	238
Total derivative gains (losses)	$479	$(991)	$1,917	$(3,824)

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

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets/Liabilities presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
June 30, 2025
Derivative Assets
Interest rate swaps	$88,000	$—	$88,000	$7,031	$46,440	$34,529
Derivative Liabilities
Interest rate swaps	$200,714	$—	$200,714	$7,031	$3,810	$189,873

December 31, 2024
Derivative Assets
Interest rate swaps	$107,385	$—	$107,385	$6,516	$96,909	$3,960
Derivative Liabilities
Interest rate swaps	$277,042	$—	$277,042	$6,516	$—	$270,526

Note 9 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$152,423	$120,144	$239,032	$244,224

Weighted average number of common shares outstanding - basic	209,125	208,498	208,964	208,379
Effect of potentially dilutive common shares (1)	850	513	1,001	620
Weighted average number of common shares outstanding - diluted	209,975	209,011	209,965	208,999
Earnings per common share:
Basic	$0.73	$0.58	$1.14	$1.17
Diluted	$0.73	$0.57	$1.14	$1.17
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted stock awards and units that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted stock awards and units	796	571	584	588

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		June 30, 2025		December 31, 2024
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,942,170	$1,942,170	$1,878,255	$1,878,255
Equity and other investment securities	1,2	92,958	92,958	78,133	78,133
Investment securities available for sale	1,2	8,653,172	8,653,172	8,274,615	8,274,615
Investment securities held to maturity	3	2,013	2,585	2,101	2,703
Loans held for sale	2	65,590	65,590	71,535	71,535
Loans and leases, net (1)	2,3	37,216,106	36,059,937	37,256,272	35,689,803
Restricted equity securities	1	161,380	161,380	150,024	150,024
Residential mortgage servicing rights	3	102,863	102,863	108,358	108,358
Bank-owned life insurance	1	704,919	704,919	693,839	693,839
Derivatives	2,3	91,789	91,789	108,638	108,638
Financial liabilities:
Demand, money market, and savings deposits	1	$35,524,096	$35,524,096	$35,618,693	$35,618,693
Time deposits	2	6,218,561	6,203,196	6,102,039	6,088,430
Securities sold under agreements to repurchase	2	191,435	191,435	236,627	236,627
Borrowings	2	3,350,000	3,350,086	3,100,000	3,101,866
Junior subordinated debentures, at fair value	3	323,015	323,015	330,895	330,895
Junior and other subordinated debentures, at amortized cost	3	107,554	103,773	107,668	104,216
Derivatives	2,3	201,757	201,757	280,619	280,619

(1) Loans and leases, net are classified as level 3, with the exception of loans originated as held for sale and transferred into loans held for investment of $177.9 million and $168.8 million as of June 30, 2025 and December 31, 2024, respectively, which are classified as level 2.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in thousands)	June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$75,309	$56,850	$18,459	$—
Equity securities held in rabbi trusts	17,649	17,649	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,347,060	231,715	1,115,345	—
Obligations of states and political subdivisions	1,014,883	—	1,014,883	—
Mortgage-backed securities and collateralized mortgage obligations	6,291,229	—	6,291,229	—
Loans held for sale, at fair value	65,590	—	65,590	—
Loans and leases, at fair value	177,949	—	177,949	—
Residential mortgage servicing rights, at fair value	102,863	—	—	102,863
Derivatives
Interest rate lock commitments	478	—	—	478
Interest rate futures	2,791	—	2,791	—
Interest rate forward sales commitments	26	—	26	—
Interest rate swaps	88,000	—	88,000	—
Foreign currency derivatives	494	—	494	—
Total assets measured at fair value	$9,184,321	$306,214	$8,774,766	$103,341
Financial liabilities:
Junior subordinated debentures, at fair value	$323,015	$—	$—	$323,015
Derivatives
Interest rate lock commitments	43	—	—	43
Interest rate forward sales commitments	597	—	597	—
Interest rate swaps	200,714	—	200,714	—
Foreign currency derivatives	403	—	403	—
Total liabilities measured at fair value	$524,772	$—	$201,714	$323,058

(in thousands)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62,276	$43,817	$18,459	$—
Equity securities held in rabbi trusts	15,857	15,857	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,422,787	321,297	1,101,490	—
Obligations of states and political subdivisions	1,026,053	—	1,026,053	—
Mortgage-backed securities and collateralized mortgage obligations	5,825,775	—	5,825,775	—
Loans held for sale, at fair value	71,535	—	71,535	—
Loans and leases, at fair value	168,809	—	168,809	—
Residential mortgage servicing rights, at fair value	108,358	—	—	108,358
Derivatives
Interest rate lock commitments	16	—	—	16
Interest rate forward sales commitments	695	—	695	—
Interest rate swaps	107,385	—	107,385	—
Foreign currency derivatives	542	—	542	—
Total assets measured at fair value	$8,810,088	$380,971	$8,320,743	$108,374
Financial liabilities:
Junior subordinated debentures, at fair value	$330,895	$—	$—	$330,895
Derivatives
Interest rate lock commitments	32	—	—	32
Interest rate futures	3,033	—	3,033	—
Interest rate forward sales commitments	74	—	74	—
Interest rate swaps	277,042	—	277,042	—
Foreign currency derivatives	438	—	438	—
Total liabilities measured at fair value	$611,514	$—	$280,587	$330,927

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

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants. The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $5.8 million and $11.7 million for the three and six months ended June 30, 2025, respectively, as compared to $6.0 million and $12.0 million for the three and six months ended June 30, 2024, respectively.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect non-performance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
June 30, 2025
Assets:
Residential mortgage servicing rights	$102,863	Discounted cash flow	Constant prepayment rate	5.77% - 31.60%	7.40%
			Discount rate	9.50% - 16.23%	10.20%
Interest rate lock commitments, net	$435	Internal pricing model	Pull-through rate	66.95% - 100.00%	86.16%
Liabilities:
Junior subordinated debentures	$323,015	Discounted cash flow	Credit spread	2.18% - 4.52%	3.40%

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2024
Assets:
Residential mortgage servicing rights	$108,358	Discounted cash flow	Constant prepayment rate	5.77% - 60.85%	6.92%
			Discount rate	9.50% - 16.16%	10.23%
Liabilities:
Interest rate lock commitments, net	$16	Internal pricing model	Pull-through rate	71.00% - 100.00%	87.54%
Junior subordinated debentures	$330,895	Discounted cash flow	Credit spread	1.46% - 4.15%	3.06%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$105,663	$278	$(320,774)	$110,444	$16	$(309,544)
Change included in earnings	(4,877)	30	(6,572)	(1,945)	(70)	(7,548)
Change in fair values included in comprehensive income/loss	—	—	(1,878)	—	—	(384)
Purchases and issuances	2,077	881	—	1,540	(1,238)	—
Sales and settlements	—	(754)	6,209	—	840	7,289
Ending balance	$102,863	$435	$(323,015)	$110,039	$(452)	$(310,187)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(1,764)	$435	$(6,572)	$1,238	$(452)	$(7,548)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(1,878)	$—	$—	$(384)

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	2025			2024
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$108,358	$(16)	$(330,895)	$109,243	$(137)	$(316,440)
Change included in earnings	(9,001)	70	(13,127)	(1,981)	(86)	(15,131)
Change in fair values included in comprehensive income/loss	—	—	7,673	—	—	6,069
Purchases and issuances	3,506	1,694	—	2,777	(1,191)	—
Sales and settlements	—	(1,313)	13,334	—	962	15,315
Ending balance	$102,863	$435	$(323,015)	$110,039	$(452)	$(310,187)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(2,747)	$435	$(13,127)	$4,355	$(452)	$(15,131)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$7,673	$—	$—	$6,069

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses of $1.9 million and unrealized gains of $7.7 million for the three and six months ended June 30, 2025 were recorded net of tax as other comprehensive losses of $1.4 million and gains of $5.7 million, respectively. Comparatively, unrealized losses of $384,000 and unrealized gains of $6.1 million were recorded net of tax as other comprehensive losses of $284,000 and gains of $4.5 million for the three and six months ended June 30, 2024, respectively. The change recorded for the three months ended June 30, 2025 was mainly due to changes in swap rates and decreases in credit spreads. The change recorded for the six months ended June 30, 2025 was driven by increases in credit spreads and changes in swap rates.

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

	June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$22,854	$—	$—	$22,854

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$28,177	$—	$—	$28,177

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loans and leases	$25,857	$30,704	$54,539	$58,878

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	June 30, 2025			December 31, 2024
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$52,977	$51,255	$1,722	$71,535	$70,430	$1,105
Loans held for investment	$177,949	$204,422	$(26,473)	$168,809	$200,925	$(32,116)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and six months ended June 30, 2025, the Company recorded a net decrease in fair value of $272,000 and net increase in fair value of $617,000, respectively. For the three and six months ended June 30, 2024, the Company recorded a net increase in fair value of $127,000 and $316,000, respectively.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2025, the Company recorded a net increase in fair value of $212,000 and $7.2 million, respectively, as compared to a net decrease in fair value of $10.1 million and $12.5 million for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025, the Company had a net deferred tax asset of $299.0 million, which includes $1.5 million of federal and state NOL carry-forwards, expiring in tax years 2030-2031.

The Company recorded income tax expense of $88.3 million and $85.9 million for the six months ended June 30, 2025 and 2024, respectively, representing effective tax rates of 27.0% and 26.0%, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the six months ended June 30, 2025, as compared to the corresponding period in the prior year, was primarily attributable to an increase in non-deductible compensation.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The Company is evaluating the impact of the new law on its consolidated financial statements but does not believe it will have a material impact.

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

The Company records the investments in affordable housing partnerships of $226.0 million and $221.0 million as of June 30, 2025 and December 31, 2024, respectively, as a component of other assets on the Condensed Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $94.7 million and $95.3 million as of June 30, 2025 and December 31, 2024, respectively, which are recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Income.

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

Note 13 – Subsequent Event

On April 23, 2025, Columbia announced that it entered into the Merger Agreement with Pacific Premier, pursuant to which Columbia will acquire Pacific Premier in an all-stock transaction, with Pacific Premier stockholders receiving 0.9150 of a share of Columbia common stock for each share of Pacific Premier common stock held. Upon completion of the acquisition, Pacific Premier stockholders are expected to own approximately 30% of the combined company.

On July 21, 2025, Columbia’s shareholders and Pacific Premier’s stockholders approved the acquisition at their respective special meetings. On August 6, 2025, Columbia and Pacific Premier jointly announced the receipt of all required regulatory approvals for the acquisition, including those from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Oregon Department of Consumer and Business Services, Division of Financial Regulation. The acquisition is expected to close on or around August 31, 2025, subject to the satisfaction or waiver of the remaining customary closing conditions outlined in the Merger Agreement.

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

We make forward-looking statements including, but not limited to, statements about derivatives and hedging; the results and performance of models and economic assumptions used in our calculation of the ACL; projected sources of funds and the Company's liquidity position and deposit level and types; our securities portfolio; loan sales; adequacy of our ACL, including the RUC; provision for credit losses; non-performing loans and future losses; our CRE portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; inflation and interest rates generally; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

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
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve or the effects of any declines in housing and CRE prices, high or increasing unemployment rates, continued or renewed inflation, or any recession or slowdown in economic growth particularly in the western United States;
•volatility and disruptions in global capital and credit markets;
•risks related to the proposed Merger with Pacific Premier including, among others, (i) failure to complete the Merger or unexpected delays related to the Merger or either party's inability to satisfy the remaining customary closing conditions required to complete the Merger outlined in the Merger Agreement, (ii) certain restrictions during the pendency of the Merger that may impact the parties' ability to pursue certain business opportunities or strategic transactions, (iii) diversion of management's attention from ongoing business operations and opportunities, (iv) cost savings and any revenue or expense synergies from the Merger may not be fully realized or may take longer than anticipated to be realized, (v) deposit attrition, customer or employee loss, and/or revenue loss as a result of the announcement of the Merger, (vi) expenses related to the Merger being greater than expected, and (vii) shareholder litigation that could prevent or delay the closing of the Merger or otherwise negatively impact the Company’s business and operations;
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

General

Columbia Banking System, Inc. (referred to in this Quarterly Report on Form 10-Q as "we," "our," "the Company" and "Columbia") is a registered financial holding company, which wholly owns the Bank. In order to align with the name of the holding company and the variety of brands already operated by the Bank today under the Columbia name, Columbia renamed the Bank to "Columbia Bank" effective July 1, 2025, and the Bank will begin doing business under the Columbia Bank name and branding beginning on September 1, 2025. Through the Bank, we provide a broad range of banking, private banking, mortgage and other financial services to corporate, institutional, small business, and individual customers. FinPac, a commercial equipment leasing company, is a subsidiary of the Bank. Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

The majority of the Bank’s loans and deposits are within its service areas in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. The Bank is an Oregon state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC.

Executive Overview

Pending Acquisition

•On April 23, 2025, we announced that we and Pacific Premier, the parent company of Pacific Premier Bank, National Association, entered into the Merger Agreement, pursuant to which Columbia will acquire Pacific Premier in an all-stock transaction. Pursuant to the terms of the Merger Agreement, Pacific Premier stockholders will receive 0.9150 of a share of Columbia common stock for each Pacific Premier share they own. Columbia’s shareholders and Pacific Premier’s stockholders approved the acquisition at their respective special meetings, which were held on July 21, 2025. The acquisition is expected to close as soon as August 31, 2025, pending satisfaction of the remaining customary closing conditions. Integration efforts are progressing as planned, driven by the comprehensive preparation of cross-company teams, which are led by Columbia's Integration Management Office, positioning us for a smooth and timely closing once the remaining customary closing conditions are satisfied. The acquisition is a natural and strategic fit that supports our Business Bank of Choice operating strategy. Pacific Premier’s footprint accelerates and strengthens Columbia’s competitive position in Southern California, and it brings new products and services that enhance our offerings and elevate our ability to provide needs-based solutions for our existing and prospective customers.

The following is a discussion of our results for the three and six months ended June 30, 2025, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.73 for the three months ended June 30, 2025, as compared to $0.41 for the three months ended March 31, 2025. The increase for the three months ended June 30, 2025, as compared to the prior period, was primarily driven by a decrease in non-interest expense, as the prior period included a $55.0 million accrual for a legal settlement and $14.6 million in severance expense not repeated in the current quarter. Higher net interest income also contributed to the increase in earnings per diluted common share between periods.

•Net interest margin, on a tax-equivalent basis, was 3.75% for the three months ended June 30, 2025, as compared to 3.60% for the three months ended March 31, 2025, due primarily to higher earning asset yields. Net interest income was $446.4 million for the three months ended June 30, 2025, an increase of $21.5 million compared to the three months ended March 31, 2025. The increase reflects higher interest income earned on loans and investment securities and relatively stable funding costs.

•Non-interest income was $64.5 million for the three months ended June 30, 2025, as compared to $66.4 million for the three months ended March 31, 2025. The decrease was driven by changes in fair value adjustments, which include adjustments in fair value for certain loans held for investment and MSR hedging activity due to rate changes, which collectively resulted in a net fair value loss of $640,000 in the three months ended June 30, 2025, compared to a net fair value gain of $9.5 million in the prior period. The change between periods was partially offset by higher core fee-generating businesses, including card-based fee income, swap-related income, and financial services and trust revenue.

•Non-interest expense was $278.0 million for the three months ended June 30, 2025, down $62.1 million as compared to the three months ended March 31, 2025, which included a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense that was not repeated in the current quarter.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.14 for the six months ended June 30, 2025, as compared to $1.17 for the six months ended June 30, 2024. The decrease for the six months ended June 30, 2025, as compared to the prior year period, was primarily driven by an increase in non-interest expense, due to the litigation accrual and severance, as noted above. Higher non-interest income and net interest income partially offset the increase in non-interest expense.

•Net interest margin, on a tax-equivalent basis, was 3.67% for the six months ended June 30, 2025, as compared to 3.54% for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 compared to the prior year period was due to lower funding costs, which were partially offset by lower earning asset yields due to fluctuating interest rates and product repricing between the periods. A favorable balance sheet mix shift to lower-cost customer deposits from higher-cost wholesale funding sources between periods contributed positively to net interest margin. Net interest income increased $20.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the same factors that impacted net interest margin, partially offset by slight contraction in the balance of average interest-earning assets between periods.

•Non-interest income was $130.8 million for the six months ended June 30, 2025, as compared to $95.1 million for the six months ended June 30, 2024. The increase was mainly due to fluctuations in fair value adjustments for certain loans held for sale and MSR hedging activity, which collectively resulted in a favorable change due to a net fair value gain of $8.8 million for the six months ended June 30, 2025, compared to a net fair value loss of $13.6 million for the six months ended June 30, 2024.

•Non-interest expense was $618.1 million for the six months ended June 30, 2025, as compared to $566.8 million for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 is mainly related to a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense recorded in the first quarter. This increase was partially offset by lower FDIC assessment fees and intangible amortization during the period.

Comparison of current period end to prior year end

•Total loans and leases were $37.6 billion as of June 30, 2025, a decrease of $43.9 million, as compared to December 31, 2024. The decrease in total loans and leases was primarily in residential and commercial loan balances, partially offset by an increase in CRE balances. The contraction was driven by loan payoffs and slower origination volume, partially offset by draws in CRE construction loans and growth in owner-occupied term CRE balances.

•Total deposits were $41.7 billion as of June 30, 2025, an increase of $21.9 million, as compared to December 31, 2024. The increase was due to our recent small business and retail deposits campaign, as well as an increase in brokered deposits, partially offset by a decrease in customer deposits, due in part to seasonally anticipated customer tax payments and owner distributions. Customers also continue to use their own cash to make investments in their businesses or pay down debt.

•Total consolidated assets were $51.9 billion as of June 30, 2025, compared to $51.6 billion as of December 31, 2024.

Credit Quality

•Non-performing assets increased to $180.3 million, or 0.35% of total assets, as of June 30, 2025, compared to $169.6 million, or 0.33% of total assets, as of December 31, 2024. Non-performing loans and leases were $177.4 million, or 0.47% of total loans and leases, as of June 30, 2025, compared to $166.9 million, or 0.44% of total loans and leases, as of December 31, 2024. As of June 30, 2025, non-performing loans included $67.8 million in government guarantees.

•The ACL was $439.0 million as of June 30, 2025, a decrease of $1.8 million compared to December 31, 2024. The decrease in the ACL reflects credit migration trends, changes in the economic assumptions used in credit models and decreases in loan portfolio balances during the period.

•The Company had a provision for credit losses of $29.4 million and $56.9 million for the three and six months ended June 30, 2025. This compares to a provision for credit losses of $27.4 million for the three months ended March 31, 2025 and $49.0 million for the six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025 compared to the prior periods was mainly due to credit migration trends, charge-off activity, and changes in the economic forecasts used in credit models.

Liquidity

•Total cash and cash equivalents were $1.9 billion as of June 30, 2025, an increase of $63.9 million from December 31, 2024. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage the balance sheet by decreasing debt and non-deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $18.6 billion as of June 30, 2025, representing 36% of total assets, 44% of total deposits, and 132% of estimated uninsured deposits.

Capital

•The Company's total risk-based capital ratio was 13.0% and its common equity tier 1 ("CET1") capital ratio was 10.8% as of June 30, 2025. As of December 31, 2024, the Company's total risk-based capital ratio was 12.8% and its CET1 capital ratio was 10.5%.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on June 16, 2025.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimates for ACL and goodwill are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the six months ended June 30, 2025.

Results of Operations

Comparison of current quarter to prior quarter

The Company had net income of $152.4 million for the three months ended June 30, 2025, compared to net income of $86.6 million for the three months ended March 31, 2025. The increase in net income was mainly attributable to a decrease of $62.1 million in non-interest expense, which related to a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense in the first quarter of 2025 that was not repeated in the current quarter. There was also an increase of $21.5 million in net interest income reflecting higher interest income earned on loans and investment securities and relatively stable funding costs as compared to the prior quarter.

Comparison of current year-to-date to prior year period

For the six months ended June 30, 2025, the Company had net income of $239.0 million, compared to net income of $244.2 million for the same period in the prior year. The decrease in net income was mainly attributable to an increase in non-interest expense, partially offset by increases in non-interest income and net interest income. The $51.4 million increase in non-interest expense was primarily driven by a $55.0 million accrual for a legal settlement and $14.6 million in severance expense recorded in merger and restructuring expense, partially offset by decreases in FDIC assessment fees and intangible amortization. The increase of $35.8 million in non-interest income was primarily driven by favorable fluctuations in fair value adjustments, which include adjustments in fair value for certain loans held for investment and MSR hedging activity. These adjustments resulted in a net fair value gain of $8.8 million in the six months ended June 30, 2025, compared to a net fair value loss of $13.6 million in the prior period, driven by changes in interest rates during the periods as well as growth in other core fee-generating businesses, including swap-related income, financial services and trust revenue, and treasury management fees. The increase of $20.6 million in net interest income reflects lower funding costs, only partially offset by lower interest income in the period.

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

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Return on average assets	1.19%	0.68%	0.94%	0.94%
Return on average common shareholders' equity	11.56%	6.73%	9.18%	9.93%
Return on average tangible common shareholders' equity	16.03%	9.45%	12.80%	14.69%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$5,286,562	$5,216,555	$5,251,887	$4,947,057
Less: average goodwill and other intangible assets, net	1,471,975	1,501,590	1,486,692	1,603,686
Average tangible common shareholders' equity	$3,814,587	$3,714,965	$3,765,195	$3,343,371

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Total shareholders' equity	$5,341,882	$5,118,224
Less: Goodwill	1,029,234	1,029,234
Less: Other intangible assets, net	430,443	484,248
Tangible common shareholders' equity	$3,882,205	$3,604,742

Total assets	$51,901,442	$51,576,397
Less: Goodwill	1,029,234	1,029,234
Less: Other intangible assets, net	430,443	484,248
Tangible assets	$50,441,765	$50,062,915

Total shareholders' equity to total assets ratio	10.29%	9.92%
Tangible common equity to tangible assets ratio	7.70%	7.20%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended June 30, 2025 was $446.4 million, an increase of $21.5 million compared to the three months ended March 31, 2025. The increase was driven by a $23.4 million increase in interest income, mainly on loans and investment securities, and relatively stable funding costs.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.75% for the three months ended June 30, 2025, as compared to 3.60% for the three months ended March 31, 2025. Net interest margin benefited from an increase in the yield on taxable investment securities to 4.22% for the three months ended June 30, 2025, from 3.72% for the three months ended March 31, 2025. The increase is due to higher prepayment speeds and the purchase of higher-yielding investment securities during the quarter. The average yield on the loan portfolio increased 8 basis points between periods to 6.00% for the three months ended June 30, 2025, due primarily to higher yields on commercial and construction loans. Loan yields also benefited from a $1.6 million interest recovery recorded during the month of June 2025 related to a non-performing loan that repaid in full. The cost of interest-bearing deposits was unchanged between periods at 2.52% for the second quarter of 2025. The cost of interest-bearing liabilities for the three months ended June 30, 2025 was 2.78%, a decrease of 2 basis points compared to the three months ended March 31, 2025.

Comparison of current year-to-date to prior year period

Net interest income for the six months ended June 30, 2025 was $871.4 million, an increase of $20.6 million compared to the six months ended June 30, 2024. The change in net interest income was mainly due to lower interest rates, driven by the reductions in the federal funds rate in the latter half of 2024, which resulted in lower rates on interest-bearing liabilities, almost completely offset by lower yields on interest-earning assets for the six months ended June 30, 2025 compared to the prior year period.

The net interest margin on a fully tax-equivalent basis was 3.67% for the six months ended June 30, 2025, as compared to 3.54% for the six months ended June 30, 2024. The increase for the six months ended June 30, 2025 compared to the prior year period was due to lower funding costs, partially offset by lower earning yields. A favorable balance sheet mix shift to lower-cost customer deposits from higher-cost wholesale funding sources between periods contributed positively to net interest margin. The yield on loans and leases for the six months ended June 30, 2025 and 2024 was 5.96% and 6.17%, respectively, a decrease of 21 basis points, primarily due to the declining rate environment. The cost of interest-bearing liabilities was 2.79% for the six months ended June 30, 2025, compared to 3.28% for the six months ended June 30, 2024, a decrease of 49 basis points, due to the reductions in the federal funds rate and the favorable balance sheet mix shift.

The Federal Reserve lowered the target range for the federal funds rate by 0.50% in September 2024 and an additional 0.25% in both November and December 2024. In the 2025 meetings, the Federal Reserve maintained the target rate at 4.25%-4.50%. The balance sheet remained in a slightly liability-sensitive position as of June 30, 2025. We expect customer deposit balance trends to be a driver of net interest margin performance, as we continue to target a lower funding contribution from wholesale sources, like FHLB Advances and brokered deposits.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for periods presented:

	Three Months Ended
	June 30, 2025			March 31, 2025
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$66,640	$1,109	6.66%	$59,223	$935	6.32%
Loans and leases (1)	37,647,789	563,234	6.00%	37,678,820	551,627	5.92%
Taxable securities	7,937,471	83,760	4.22%	7,690,610	71,480	3.72%
Non-taxable securities (2)	797,994	7,875	3.95%	817,392	7,910	3.87%
Temporary investments and interest-bearing cash	1,420,976	15,817	4.46%	1,493,815	16,394	4.45%
Total interest-earning assets (1), (2)	47,870,870	$671,795	5.62%	47,739,860	$648,346	5.49%
Goodwill and other intangible assets	1,471,975			1,501,590
Other assets	2,209,369			2,211,158
Total assets	$51,552,214			$51,452,608
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,479,613	$48,232	2.28%	$8,370,584	$46,632	2.26%
Money market deposits	11,783,402	72,409	2.46%	11,603,140	68,719	2.40%
Savings deposits	2,287,433	756	0.13%	2,350,459	574	0.10%
Time deposits	6,125,997	58,757	3.85%	6,136,389	60,709	4.01%
Total interest-bearing deposits	28,676,445	180,154	2.52%	28,460,572	176,634	2.52%
Repurchase agreements and federal funds purchased	185,424	955	2.06%	215,962	974	1.83%
Borrowings	3,058,352	34,542	4.53%	3,039,227	36,074	4.82%
Junior and other subordinated debentures	428,348	8,592	8.05%	437,729	8,566	7.94%
Total interest-bearing liabilities	32,348,569	$224,243	2.78%	32,153,490	$222,248	2.80%
Non-interest-bearing deposits	13,122,635			13,238,678
Other liabilities	794,448			843,885
Total liabilities	46,265,652			46,236,053
Common equity	5,286,562			5,216,555
Total liabilities and shareholders' equity	$51,552,214			$51,452,608
NET INTEREST INCOME (2)		$447,552			$426,098
NET INTEREST SPREAD (2)			2.84%			2.69%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.75%			3.60%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million for the three months ended June 30, 2025, consistent with approximately $1.1 for the three months ended March 31, 2025.

	Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$62,999	$2,044	6.49%	$66,033	$2,153	6.52%
Loans and leases (1)	37,663,046	1,114,861	5.96%	37,630,248	1,156,765	6.17%
Taxable securities	7,814,761	155,240	3.97%	7,960,102	160,447	4.03%
Non-taxable securities (2)	807,648	15,785	3.91%	838,186	15,775	3.76%
Temporary investments and interest-bearing cash	1,457,145	32,211	4.46%	1,704,697	46,588	5.50%
Total interest-earning assets (1), (2)	47,805,599	$1,320,141	5.56%	48,199,266	$1,381,728	5.75%
Goodwill and other intangible assets	1,486,692			1,603,686
Other assets	2,210,217			2,229,811
Total assets	$51,502,508			$52,032,763
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,425,683	$94,864	2.27%	$8,091,427	$105,268	2.62%
Money market deposits	11,694,209	141,128	2.43%	10,730,666	148,963	2.79%
Savings deposits	2,318,799	1,330	0.12%	2,621,909	1,644	0.13%
Time deposits	6,130,653	119,466	3.93%	6,447,865	149,867	4.67%
Total interest-bearing deposits	28,569,344	356,788	2.52%	27,891,867	405,742	2.93%
Repurchase agreements and federal funds purchased	200,625	1,929	1.94%	228,320	2,781	2.45%
Borrowings	3,048,122	70,616	4.67%	3,910,440	100,693	5.18%
Junior and other subordinated debentures	433,012	17,158	7.99%	420,428	19,734	9.44%
Total interest-bearing liabilities	32,251,103	$446,491	2.79%	32,451,055	$528,950	3.28%
Non-interest-bearing deposits	13,180,478			13,684,032
Other liabilities	819,040			950,619
Total liabilities	46,250,621			47,085,706
Common equity	5,251,887			4,947,057
Total liabilities and shareholders' equity	$51,502,508			$52,032,763
NET INTEREST INCOME (2)		$873,650			$852,778
NET INTEREST SPREAD (2)			2.77%			2.47%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.67%			3.54%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.2 million for the six months ended June 30, 2025, as compared to approximately $2.0 million for the same period in 2024.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Six Months Ended
	June 30, 2025 compared to March 31, 2025			June 30, 2025 compared to June 30, 2024
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$120	$54	$174	$(99)	$(10)	$(109)
Loans and leases	(135)	11,742	11,607	886	(42,790)	(41,904)
Taxable securities	2,359	9,921	12,280	(2,914)	(2,293)	(5,207)
Non-taxable securities (1)	(187)	152	(35)	(582)	592	10
Temporary investments and interest-bearing cash	(636)	59	(577)	(6,248)	(8,129)	(14,377)
Total interest-earning assets (1)	1,521	21,928	23,449	(8,957)	(52,630)	(61,587)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	910	690	1,600	4,148	(14,552)	(10,404)
Money market deposits	1,368	2,322	3,690	12,509	(20,344)	(7,835)
Savings deposits	(16)	198	182	(183)	(131)	(314)
Time deposits	(70)	(1,882)	(1,952)	(7,174)	(23,227)	(30,401)
Repurchase agreements and federal funds purchased	(141)	122	(19)	(669)	(183)	(852)
Borrowings	281	(1,813)	(1,532)	(20,837)	(9,240)	(30,077)
Junior and other subordinated debentures	(128)	154	26	568	(3,144)	(2,576)
Total interest-bearing liabilities	2,204	(209)	1,995	(11,638)	(70,821)	(82,459)
Net (decrease) increase in net interest income (1)	$(683)	$22,137	$21,454	$2,681	$18,191	$20,872
(1) Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $29.4 million provision for credit losses for the three months ended June 30, 2025, as compared to a $27.4 million provision for the three months ended March 31, 2025. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended June 30, 2025 was 0.31%, as compared to 0.29% for the three months ended March 31, 2025. The change in provision for credit losses reflects credit migration trends, charge-off activity, and changes in the economic forecasts used in credit models.

For the three months ended June 30, 2025 and March 31, 2025, net charge-offs were $29.3 million. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended June 30, 2025 were 0.31%, as compared to 0.32% for the three months ended March 31, 2025. Net charge-offs in the FinPac portfolio were $14.2 million for the three months ended June 30, 2025, a $2.6 million decrease from the three months ended March 31, 2025. Net charge-offs, exclusive of the FinPac portfolio, were $15.2 million, as compared to $12.6 million in the prior period, which reflects the partial charge-off of two relationships with previously established reserves.

Comparison of current year-to-date to prior year period

The Company had a $56.9 million provision for credit losses for the six months ended June 30, 2025, as compared to $49.0 million for the six months ended June 30, 2024. The increase was primarily driven by credit migration trends and changes in the economic forecasts used in credit models. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the six months ended June 30, 2025 was 0.30%, as compared to 0.26% for the six months ended June 30, 2024.

For the six months ended June 30, 2025, net charge-offs were $58.7 million, as compared to $74.4 million for the six months ended June 30, 2024. As an annualized percentage of average outstanding loans and leases, net charge-offs for the six months ended June 30, 2025 were 0.31%, as compared to 0.40% for the six months ended June 30, 2024. Net charge-offs in the FinPac portfolio were $30.9 million for the six months ended June 30, 2025, as compared to $48.5 million for the six months ended June 30, 2024, which is reflective of continued improvement in the transportation sector of the lease portfolio. Net charge-offs were $27.8 million for the Bank for the six months ended June 30, 2025, an increase of $1.8 million, as compared to the six months ended June 30, 2024.

Typically, loans in a non-accrual status will not have an ACL as they will be written down to their net realizable value or charged off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the LGD calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an ACL amount until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $19.4 million as of June 30, 2025 have a related ACL of $17.2 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2025	March 31, 2025	Change Amount	Change Percent	June 30, 2025	June 30, 2024	Change Amount	Change Percent
Service charges on deposits	$19,669	$19,301	$368	2%	$38,970	$34,567	$4,403	13%
Card-based fees	14,559	12,571	1,988	16%	27,130	27,864	(734)	(3)%
Financial services and trust revenue	5,842	5,187	655	13%	11,029	9,860	1,169	12%
Residential mortgage banking revenue, net	7,343	9,334	(1,991)	(21)%	16,677	10,482	6,195	59%
Gain on sale of debt securities, net	1	4	(3)	(75)%	5	11	(6)	(55)%
Gain (loss) on equity securities, net	410	1,702	(1,292)	(76)%	2,112	(1,240)	3,352	nm
Gain (loss) on loan and lease sales, net	172	97	75	77%	269	(1,295)	1,564	nm
Gain (loss) on certain loans held for investment, at fair value	212	7,016	(6,804)	(97)%	7,228	(12,486)	19,714	nm
Bank-owned life insurance income	5,184	4,883	301	6%	10,067	9,344	723	8%
Other income	11,070	6,282	4,788	76%	17,352	17,953	(601)	(3)%
Total non-interest income	$64,462	$66,377	$(1,915)	(3)%	$130,839	$95,060	$35,779	38%
nm = Not meaningful

Comparison of current quarter to prior quarter

Gain on certain loans held for investment, at fair value for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, decreased due to interest rate fluctuations between periods that resulted in a gain on the fair value of certain loans held for investment of $212,000, as compared to a gain of $7.0 million for the prior quarter.

Other income for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, increased primarily due to interest rate fluctuations between periods that resulted in higher trading income and a favorable change of $1.3 million in swap customer fee revenue due to a higher transaction volumes in the current quarter compared to the prior quarter.

Comparison of current year-to-date to prior year period

Residential mortgage banking revenue increased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The variance was driven by the MSR hedge gain of $5.0 million during the six months ended June 30, 2025, as compared to a loss of $5.9 million in the six months ended June 30, 2024, partially offset by interest rate fluctuations, which decreased the fair value of the MSR asset during the six months ended June 30, 2025.

Gain (loss) on certain loans held for investment, at fair value for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, increased due to interest rate fluctuations between periods that resulted in a gain on the fair value of certain loans held for investment of $7.2 million in the current period, as compared to a loss of $12.5 million in the prior year period.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2025	March 31, 2025	Change Amount	Change Percent	June 30, 2025	June 30, 2024	Change Amount	Change Percent
Salaries and employee benefits	$154,883	$145,239	$9,644	7%	$300,122	$299,604	$518	—%
Occupancy and equipment, net	47,178	48,170	(992)	(2)%	95,348	90,438	4,910	5%
Communications	3,350	3,426	(76)	(2)%	6,776	7,190	(414)	(6)%
Marketing	2,805	3,397	(592)	(17)%	6,202	4,241	1,961	46%
Services	13,296	16,078	(2,782)	(17)%	29,374	28,022	1,352	5%
FDIC assessments	8,144	8,022	122	2%	16,166	24,124	(7,958)	(33)%
Intangible amortization	25,826	27,979	(2,153)	(8)%	53,805	61,321	(7,516)	(12)%
Merger and restructuring expense	8,186	14,379	(6,193)	(43)%	22,565	19,119	3,446	18%
Legal settlement	—	55,000	(55,000)	(100)%	55,000	—	55,000	nm
Other expenses	14,327	18,432	(4,105)	(22)%	32,759	32,701	58	—%
Total non-interest expense	$277,995	$340,122	$(62,127)	(18)%	$618,117	$566,760	$51,357	9%
nm = Not meaningful

Comparison of current quarter to prior quarter

Salaries and employee benefits increased during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, driven by compensation accruals to salaries, annual merit increases, and incentive payouts earned during the quarter.

Merger and restructuring expense decreased during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, mainly due to a decrease in restructuring expense as compared to the prior period, which included higher severance expense. The three months ended June 30, 2025 includes higher merger-related expense related to Columbia’s pending acquisition of Pacific Premier, as compared to the three months ended March 31, 2025. This upward trend is expected to continue as merger and integration activities progress.

Legal settlement decreased during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, due to the $55.0 million accrual related to a legal settlement reached in the first quarter of 2025 that was not repeated in the current quarter. Refer to Note 7 – Commitments and Contingencies for further information.
Comparison of current year-to-date to prior year period
FDIC assessments decreased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due mainly to the $5.7 million in FDIC special assessment expense in the first half of 2024 that was not repeated in the current period.
Legal settlement increased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to the $55.0 million accrual related to a legal settlement reached in the first quarter of 2025. Refer to Note 7 – Commitments and Contingencies for further information.

Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2025 was 25.1% and 27.0%, respectively, as compared to 30.1% for the three months ended March 31, 2025 and 26.0% for the six months ended June 30, 2024. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible compensation, nondeductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rates for the three and six months ended June 30, 2025, as compared to prior periods, was primarily attributable to changes in non-deductible compensation.

FINANCIAL CONDITION

Debt Securities

Investment debt securities available for sale were $8.7 billion as of June 30, 2025, compared to $8.3 billion as of December 31, 2024. The increase was primarily due to securities purchases of $547.6 million and an increase of $165.5 million in fair value of investment securities available for sale, due to lower rates during the period, partially offset by paydowns, calls, and maturities of $371.5 million.

The following tables present the par value, amortized cost, and fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	June 30, 2025				December 31, 2024
(dollars in thousands)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,381,374	$1,391,854	$1,347,060	16%	$1,486,374	$1,495,542	$1,422,787	17%
Obligations of states and political subdivisions	1,100,168	1,041,810	1,014,883	12%	1,115,198	1,055,535	1,026,053	12%
Mortgage-backed securities and collateralized mortgage obligations	7,070,929	6,637,696	6,291,229	72%	6,701,037	6,307,252	5,825,775	71%
Total available for sale securities	$9,552,471	$9,071,360	$8,653,172	100%	$9,302,609	$8,858,329	$8,274,615	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$3,026	$2,013	$2,585	100%	$3,186	$2,101	$2,703	100%
Total held to maturity securities	$3,026	$2,013	$2,585	100%	$3,186	$2,101	$2,703	100%

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

As of June 30, 2025, the available for sale investment portfolio had gross unrealized losses of $459.8 million. Unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $379.3 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of June 30, 2025.

Loans and Leases

Total loans and leases outstanding as of June 30, 2025 were $37.6 billion, a decrease of $43.9 million as compared to December 31, 2024. The decrease was primarily in residential and commercial loan balances, partially offset by an increase in CRE balances. The contraction was driven by loan payoffs and slower origination volume, partially offset by draws in CRE construction loans and growth in owner-occupied term CRE balances. The loan to deposit ratio was 90% at both June 30, 2025 and December 31, 2024.

The following table presents the concentration distribution of the loan and lease portfolio as of the dates presented:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term	$6,189,992	16%	$6,278,154	17%
Owner occupied term	5,319,529	14%	5,270,294	14%
Multifamily	5,735,057	15%	5,804,364	15%
Construction & development	2,069,727	6%	1,983,213	5%
Residential development	286,175	1%	231,647	1%
Commercial
Term	5,352,598	14%	5,537,618	15%
Lines of credit & other	2,950,782	8%	2,769,643	7%
Leases & equipment finance	1,641,450	4%	1,660,835	4%
Residential
Mortgage	5,829,833	15%	5,933,352	16%
Home equity loans & lines	2,082,766	6%	2,031,653	5%
Consumer & other	179,104	1%	180,128	1%
Total, net of deferred fees and costs	$37,637,013	100%	$37,680,901	100%

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

Commercial Real Estate and Commercial Loans

CRE and commercial loans are the largest classifications within earning assets, representing 41% and 21%, respectively, of average earning assets at June 30, 2025 and 41% and 20%, respectively, at December 31, 2024.

Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. Non-performing loans in the CRE and commercial portfolios include $37.1 million in government guarantees, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The CRE portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale CRE properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. As of June 30, 2025, approximately 27.1% of the outstanding principal balance of our CRE loan portfolio, which includes multifamily properties, were secured by owner-occupied properties.

As of June 30, 2025, the CRE loan portfolio was $19.6 billion, an increase of $32.8 million compared to December 31, 2024, driven by construction and development loan and line utilization. CRE concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic, and business diversity, primarily in our footprint.

The following table provides detail on CRE loans by property type:

	June 30, 2025			December 31, 2024
(in thousands)	Outstanding	Non-accrual (1)	% of Non-Accrual to total CRE	Outstanding	Non-accrual (1)	% of Non-Accrual to total CRE
CRE by property type:
Multifamily	$7,302,361	$—	—%	$7,311,500	$—	—%
Office	2,851,123	10,030	0.05%	2,873,561	10,304	0.05%
Industrial	3,079,838	1,954	0.01%	2,981,161	5,010	0.03%
Retail	1,966,294	4,837	0.02%	2,000,141	2,389	0.01%
Special Purpose	1,302,143	5,100	0.03%	1,317,463	14,751	0.08%
Hotel/Motel	719,959	—	—%	724,271	13	—%
Other	2,378,762	8,818	0.04%	2,359,575	6,865	0.03%
Total CRE loans	$19,600,480	$30,739	0.16%	$19,567,672	$39,332	0.20%
(1) CRE non-accrual loans are inclusive of government guarantees of $16.5 million and $16.3 million as of June 30, 2025 and December 31, 2024, respectively.

The following table provides detail on the geographic distribution of our CRE portfolio as of the periods indicated:

	June 30, 2025		December 31, 2024
(in thousands)	Amount	% of total	Amount	% of total
Southern California	$3,748,366	19%	$3,752,705	19%
Puget Sound	3,733,558	19%	3,712,306	19%
Oregon Other	2,843,742	15%	2,908,835	15%
Portland Metro	2,677,593	14%	2,643,814	14%
Northern California (excluding the Bay Area)	1,964,240	10%	2,027,906	10%
Bay Area	1,345,320	7%	1,404,444	7%
Washington Other	1,345,150	7%	1,297,715	7%
Other	1,942,511	9%	1,819,947	9%
Total CRE loans	$19,600,480	100%	$19,567,672	100%

Loans secured by multifamily properties, including construction, represented 19% of the total loan portfolio at both June 30, 2025 and December 31, 2024. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 8% of our total loan portfolio at both June 30, 2025 and December 31, 2024, and were comprised of 56% non-owner occupied, 41% owner occupied, and 3% construction loans at June 30, 2025, compared to 57% non-owner occupied, 40% owner occupied, and 3% construction loans at December 31, 2024.

The following table provides detail on the geographic distribution of our CRE secured by office properties:

	June 30, 2025		December 31, 2024
(in thousands)	Amount	% of total	Amount	% of total
Southern California	$547,373	19%	$582,112	20%
Puget Sound	566,101	20%	579,471	20%
Oregon Other	456,981	16%	459,815	16%
Portland Metro	354,132	12%	344,500	12%
Northern California (excluding the Bay Area)	307,089	11%	313,251	11%
Bay Area	158,292	6%	166,367	6%
Washington Other	166,985	6%	149,546	5%
Other	294,170	10%	278,499	10%
Total CRE loans secured by office properties	$2,851,123	100%	$2,873,561	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of June 30, 2025, commercial loans held in our loan portfolio were $9.9 billion, a decrease of $23.3 million compared to December 31, 2024, which is mainly attributable to paydowns during the period.

The leases and equipment finance portfolio represents approximately 17% of the commercial portfolio and 4% of the total loan portfolio as of June 30, 2025 and December 31, 2024. Net charge-offs in the FinPac lease portfolio were $14.2 million for the three months ended June 30, 2025, as compared to $16.8 million for the three months ended March 31, 2025, reflecting improvements in the trucking and transportation sector of the portfolio. Net charge-offs were up $2.7 million in the remaining commercial portfolio from the prior quarter, which reflects the charge-off of a loan with a previously established reserve.

The following table provides detail on commercial loans and leases by industry type:

	June 30, 2025			December 31, 2024
(in thousands)	Outstanding	Non-accrual (1)	% of Non-accrual to total commercial	Outstanding	Non-accrual (1)	% of Non-accrual to total commercial
Commercial loans and leases by industry type:
Agriculture	$906,848	$24,307	0.24%	$899,205	$7,289	0.07%
Contractors	811,029	6,502	0.07%	771,109	5,621	0.06%
Dentist	659,999	153	—%	679,528	791	0.01%
Finance/Insurance	827,993	—	—%	742,712	—	—%
Gaming	806,617	299	—%	827,865	1,775	0.02%
Healthcare	473,460	3,063	0.03%	471,093	2,380	0.02%
Manufacturing	666,782	2,702	0.03%	701,794	1,910	0.02%
Professional	352,725	1,860	0.02%	371,975	1,491	0.01%
Public Admin	576,780	48	—%	598,462	19	—%
Rental and leasing	640,405	448	—%	640,247	210	—%
Retail	267,470	10,582	0.11%	283,459	14,770	0.15%
Support Services	443,418	1,201	0.01%	437,001	1,413	0.01%
Transportation/Warehousing	739,071	10,311	0.10%	764,119	11,568	0.12%
Wholesale	770,028	1,938	0.02%	742,549	3,486	0.03%
Other	1,002,205	3,395	0.03%	1,036,978	4,423	0.05%
Total commercial portfolio	$9,944,830	$66,809	0.67%	$9,968,096	$57,146	0.57%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $20.6 million and $25.2 million as of June 30, 2025 and December 31, 2024, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of June 30, 2025, residential real estate loans held in our loan portfolio were $7.9 billion, a decrease of $52.4 million as compared to December 31, 2024. The decrease was primarily attributable to greater originations of loans sold on the secondary market, rather than being retained in our loans held for investment portfolio.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, personal lines of credit, and motor vehicle loans, decreased $1.0 million to $179.1 million as of June 30, 2025, as compared to December 31, 2024. The decrease was due to normal business activity.

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

The following table summarizes our non-performing assets, the ACL, and asset quality ratios as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate	$30,739	$39,332
Commercial	66,809	57,146
Total loans and leases on non-accrual status	97,548	96,478
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate	361	—
Commercial	5,581	4,684
Residential (2)	73,607	65,552
Consumer & other	337	179
Total loans and leases past due 90 days or more and accruing (2)	79,886	70,415
Total non-performing loans and leases (1), (2)	177,434	166,893
Other real estate owned	2,818	2,666
Total non-performing assets (1), (2)	$180,252	$169,559
ACLLL	$420,907	$424,629
Reserve for unfunded commitments	18,076	16,168
ACL	$438,983	$440,797
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.35%	0.33%
Non-performing loans and leases to total loans and leases (1), (2)	0.47%	0.44%
Non-accrual loans and leases to total loans and leases (2)	0.26%	0.26%
ACLLL to total loans and leases	1.12%	1.13%
ACL to total loans and leases	1.17%	1.17%
ACL to non-accrual loans and leases	450%	457%
ACL to total non-performing loans and leases	247%	264%
(1) Non-accrual and 90+ days past due loans include government guarantees of $37.1 million and $30.7 million, respectively, as of June 30, 2025. As of December 31, 2024, non-accrual and 90+ days past due loans include government guarantees of and $41.5 million and $32.1 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA, which Columbia has the unilateral right to repurchase but has not done so, totaling $2.0 million as of June 30, 2025 and $2.4 million at December 31, 2024.

As of June 30, 2025 there were $113.1 million or 0.30% of total loans, modified due to borrowers experiencing financial difficulties, compared to $110.7 million or 0.29% as of December 31, 2024. A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of June 30, 2025, there was an increase in non-performing loans representative of a more normalized credit environment.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $439.0 million as of June 30, 2025, a decrease of $1.8 million from $440.8 million as of December 31, 2024. The changes in the ACL estimate during the three and six months ended June 30, 2025, reflect credit migration trends, changes in the economic assumptions used in the credit models, and a recalibration of the CRE, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025.

The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Allowance for credit losses on loans and leases
Balance, beginning of period	$421,495	$424,629	$424,629	$440,871
Provision for credit losses on loans and leases	28,757	26,187	54,944	52,236
Charge-offs:
Commercial real estate	(77)	(119)	(196)	(746)
Commercial	(33,073)	(32,611)	(65,684)	(80,793)
Residential	(285)	(303)	(588)	(994)
Consumer & other	(1,164)	(1,080)	(2,244)	(3,421)
Total charge-offs	(34,599)	(34,113)	(68,712)	(85,954)
Recoveries:
Commercial real estate	71	19	90	909
Commercial	4,676	4,336	9,012	8,930
Residential	187	98	285	581
Consumer & other	320	339	659	1,098
Total recoveries	5,254	4,792	10,046	11,518
Net (charge-offs) recoveries:
Commercial real estate	(6)	(100)	(106)	163
Commercial	(28,397)	(28,275)	(56,672)	(71,863)
Residential	(98)	(205)	(303)	(413)
Consumer & other	(844)	(741)	(1,585)	(2,323)
Total net charge-offs	(29,345)	(29,321)	(58,666)	(74,436)
Balance, end of period	$420,907	$421,495	$420,907	$418,671
Reserve for unfunded commitments
Balance, beginning of period	$17,384	$16,168	$16,168	$23,208
Provision (recapture) for credit losses on unfunded commitments	692	1,216	1,908	(3,280)
Balance, end of period	18,076	17,384	18,076	19,928
Total allowance for credit losses	$438,983	$438,879	$438,983	$438,599
As a percentage of average loans and leases (annualized):
Net charge-offs	0.31%	0.32%	0.31%	0.40%
Provision for credit losses	0.31%	0.29%	0.30%	0.26%
Recoveries as a percentage of charge-offs	15.19%	14.05%	14.62%	13.40%

The following table shows the change in the ACL from March 31, 2025 to June 30, 2025:

(dollars in thousands)	March 31, 2025	Q2 2025 net (charge-offs)	Reserve (release) build	June 30, 2025	% of loans and leases outstanding
Commercial real estate	$176,158	$(6)	$(8,665)	$167,487	0.85%
Commercial	221,492	(28,397)	34,588	227,683	2.29%
Residential	34,161	(98)	2,006	36,069	0.46%
Consumer & other	7,068	(844)	1,520	7,744	4.32%
Total ACL	$438,879	$(29,345)	$29,449	$438,983	1.17%
% of loans and leases outstanding	1.17%			1.17%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. In estimating the June 30, 2025 ACL, the Bank used Moody's Analytics' May 2025 consensus economic forecast to project the variables used in the models and used upward qualitative overlays, in both the commercial and CRE portfolios, to align with the S2 scenario. The 2025 consensus forecast reflects a deterioration in macroeconomic conditions, including lower projected GDP growth and higher expected unemployment rates, relative to the December 31, 2024 ACL calculation. Refer to Note 4 – Allowance for Credit Losses for further information. Refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the ACL methodology.

The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time. We believe that the ACL as of June 30, 2025 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases as of the date presented:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$159,823	52%	$154,413	52%
Commercial	219,862	26%	218,668	26%
Residential	34,590	21%	44,700	21%
Consumer & other	6,632	1%	6,848	1%
Total ACLLL	$420,907	100%	$424,629	100%

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Balance, beginning of period	$105,663	$108,358	$108,358	$109,243
Additions for new MSR capitalized	2,077	1,429	3,506	2,777
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3,113)	(3,141)	(6,254)	(6,336)
Changes due to valuation inputs or assumptions (1)	(1,764)	(983)	(2,747)	4,355
Balance, end of period	$102,863	$105,663	$102,863	$110,039
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Balance of loans serviced for others	$7,851,562	$7,939,445
MSR as a percentage of serviced loans	1.31%	1.36%

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

Goodwill and Other Intangible Assets

As of June 30, 2025 and December 31, 2024, the Company had $1.0 billion in goodwill. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the period.

As of June 30, 2025, we had other intangible assets of $430.4 million, as compared to $484.2 million at December 31, 2024. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $41.7 billion as of June 30, 2025, an increase of $21.9 million as compared to December 31, 2024. The increase was due to our recent small business and retail deposits campaign, as well as an increase in brokered deposits, partially offset by a decrease in customer deposits, due in part to seasonally anticipated customer tax payments and owner distributions. Customers also continue to use their own cash to make investments in their businesses or pay down debt.

The following table presents the deposit balances by category as of the dates presented:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
By type:
Non-interest-bearing demand	$13,219,631	32%	$13,307,905	32%
Interest-bearing demand	8,334,553	20%	8,475,693	20%
Money market	11,694,412	28%	11,475,055	27%
Savings	2,275,500	5%	2,360,040	6%
Time, greater than $250,000	1,099,101	3%	1,201,887	3%
Time, $250,000 or less	5,119,460	12%	4,900,152	12%
Total deposits	$41,742,657	100%	$41,720,732	100%

Total deposits (insured/uninsured):
Insured deposits	$27,651,088	66%	$27,692,457	66%
Uninsured deposits (1)	14,091,569	34%	14,028,275	35%
Total deposits	$41,742,657	100%	$41,720,732	101%
(1) Represents estimated uninsured deposits as calculated based on the methodologies and assumptions used for the Bank's Call Report less intercompany deposits, which are eliminated through consolidation, of $12.9 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents total deposits by the categories shown below as of the dates presented:

(in thousands)	June 30, 2025	December 31, 2024
Customer deposits	$35,333,708	$35,565,779
Public and administrative deposits	3,059,355	3,124,017
Brokered deposits	3,349,594	3,030,936
Total deposits	$41,742,657	$41,720,732

The Company's total core deposits, which are deposits, less time deposits greater than $250,000 and all brokered deposits, were $37.3 billion and $37.5 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, total available liquidity was $18.6 billion, or 132% of estimated uninsured deposits.

Borrowings

As of June 30, 2025, the Bank had outstanding securities sold under agreements to repurchase of $191.4 million, a decrease of $45.2 million from December 31, 2024. The Bank had outstanding borrowings consisting of advances from the FHLB of $3.4 billion as of June 30, 2025 and $3.1 billion as of December 31, 2024. The increase funded asset growth between December 31, 2024 and June 30, 2025. FHLB advances have fixed rates ranging from 4.45% to 4.52%, all of which will mature in 2025. Advances from the FHLB are secured by loans secured by real estate.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $430.6 million and $438.6 million as of June 30, 2025 and December 31, 2024, respectively. The decrease is mainly due to a decline of $7.7 million in fair value for the junior subordinated debentures elected to be carried at fair value. The change in fair value was driven by increases in credit spreads and changes in swap rates during the six months ended June 30, 2025. As of June 30, 2025, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR. The $10.0 million subordinated debenture matures in December 2025.

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

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 7% of total deposits as of both June 30, 2025 and December 31, 2024. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Bank’s diversified deposit base provides a sizeable source of relatively stable and low-cost funding, while reducing the Bank’s reliance on the wholesale markets. Total core deposits were $37.3 billion as of June 30, 2025, compared with $37.5 billion at December 31, 2024. The Bank also has liquidity from excess bond collateral of $2.6 billion.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	June 30, 2025
(dollars in thousands)	Gross Availability	Utilization	Net Availability
FHLB lines	$11,008,750	$3,475,775	$7,532,975
Federal Reserve Discount Window	6,105,290	—	6,105,290
Uncommitted lines of credit	600,000	—	600,000
Total off-balance sheet liquidity	$17,714,040	$3,475,775	$14,238,265

The following table presents total available liquidity as of the date presented:

(dollars in thousands)	June 30, 2025
Total off-balance sheet liquidity	$14,238,265
Cash and cash equivalents, less reserve requirements	1,745,806
Excess bond collateral	2,568,184
Total available liquidity	$18,552,255

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $180.0 million of dividends paid by the Bank to the Company during the six months ended June 30, 2025. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

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

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of June 30, 2025, time deposits totaled $6.2 billion, of which $6.1 billion mature in a year or less. Total FHLB advances of as June 30, 2025 were $3.4 billion, all of which mature within one year. The Company also has a $10.0 million subordinated debenture that matures within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of June 30, 2025, our loan commitments were $10.0 billion, and letter of credit commitments were $321.2 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 7 – Commitments and Contingencies for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of June 30, 2025 was $5.3 billion, an increase of $223.7 million from December 31, 2024. The increase in shareholders' equity during the six months ended June 30, 2025 was principally due to net income of $239.0 million and other comprehensive income of $128.2 million, partially offset by cash dividends paid of $152.6 million during the period.

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

On May 16, 2025, Columbia declared a cash dividend in the amount of $0.36 per common share based on first quarter 2025 performance, which was paid on June 16, 2025.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Dividend declared per common share	$0.36	$0.36	$0.72	$0.72
Dividend payout ratio	49%	88%	63%	62%

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy purposes	To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Ratio	Ratio
June 30, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$5,219,584	13.03%	8.00%	10.00%
Bank	$5,081,231	12.69%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,324,362	10.80%	6.00%	8.00%
Bank	$4,647,009	11.61%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,324,362	10.80%	4.50%	6.50%
Bank	$4,647,009	11.61%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,324,362	8.56%	4.00%	5.00%
Bank	$4,647,009	9.19%	4.00%	5.00%
December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$5,082,012	12.75%	8.00%	10.00%
Bank	$4,951,381	12.42%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,200,595	10.54%	6.00%	8.00%
Bank	$4,530,964	11.37%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,200,595	10.54%	4.50%	6.50%
Bank	$4,530,964	11.37%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,200,595	8.31%	4.00%	5.00%
Bank	$4,530,964	8.97%	4.00%	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2025 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	June 30, 2025		December 31, 2024
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(1.5)%	0.2%	(0.5)%	(0.1)%
Up 200 basis points	(0.9)%	0.2%	(0.3)%	—%
Up 100 basis points	(0.5)%	0.1%	(0.1)%	—%
Down 100 basis points	0.6%	—%	0.1%	(0.2)%
Down 200 basis points	1.5%	(0.1)%	0.4%	(0.4)%
Down 300 basis points	2.4%	(0.6)%	1.1%	(0.7)%

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

Simulation results indicate limited exposure to interest rate risk in either increasing or decreasing rate environments. The June 30, 2025 sensitivity in the most plausible down rate scenario is less than 1%, consistent with the position at December 31, 2024.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The federal funds rate, the basis for overnight funding and driver of the short end of the yield curve, was unchanged during the second quarter of 2025. Longer maturities are influenced by the market’s expectations for economic growth and inflation but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

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

The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	June 30, 2025	December 31, 2024
Up 300 basis points	(13.6)%	(15.3)%
Up 200 basis points	(8.8)%	(9.6)%
Up 100 basis points	(4.3)%	(4.7)%
Down 100 basis points	3.9%	4.5%
Down 200 basis points	6.6%	8.2%
Down 300 basis points	6.9%	10.3%

Our EVE analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. As of June 30, 2025, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangible.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2025.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Mergers. Those conditions include, among other things, the absence of any order, injunction, decree, or other law preventing or making illegal the completion of the Mergers, the Bank Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Mergers will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, or Columbia or Pacific Premier may unilaterally elect to terminate the Merger Agreement in certain other circumstances.

Failure to complete the Mergers could negatively impact Columbia.

If the Mergers are not completed for any reason there may be various adverse consequences and Columbia may experience negative reactions from the financial markets and from its customers and employees. For example, Columbia’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. Also, Columbia has devoted significant internal resources to the pursuit of the Mergers and the expected benefit of those resource allocations would be lost if the Mergers are not completed. Additionally, if the Merger Agreement is terminated, the market price of Columbia’s common stock could decline to the extent that current market prices reflect a market assumption that the Mergers will be beneficial and will be completed. Columbia also could be subject to litigation related to any failure to complete the Mergers or to proceedings commenced against Columbia to perform its obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, Columbia may be required to pay a termination fee of $75 million to Pacific Premier.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of Columbia common stock by the Company during the quarter ended June 30, 2025:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
04/01/25 - 04/30/25	69,946	$24.90	—	—
05/01/25 - 05/31/25	4,029	$25.61	—	—
06/01/25 - 06/30/25	632	$23.44	—	—
Total for quarter	74,607	$24.93	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 74,607 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)The Company does not currently have a share repurchase authorization from its Board of Directors.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

During the second quarter of 2025 none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On August 4, 2025, the Board of Directors of the Company amended and restated the Company's Amended and Restated Bylaws to remove certain corporate governance provisions that were added to the Company's Amended and Restated Bylaws in connection with the Umpqua Merger (the "Amendment"). The Amendment removed provisions from the Company's Amended and Restated Bylaws related to (i) the roles of the Company's Chief Executive Officer and former Executive Chair, and (ii) the headquarters and name of the Company and the Bank.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company, a copy of which is attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit #	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 23, 2025, by and among the Company, Pacific Premier, and Balboa Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 25, 2025

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws	Filed herewith

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	August 6, 2025	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	August 6, 2025	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	August 6, 2025	/s/ Lisa M. White
Lisa M. White Executive Vice President, Corporate Controller and Principal Accounting Officer