Form 10-Q
period 2025-09-30
COLUMBIA BANKING SYSTEM, INC.
filed 2025-11-06
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 299,120,976 shares outstanding as of October 31, 2025.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ASU	Accounting Standards Update
Bank	Columbia Bank
Basel III	Basel Capital Framework (third accord)
BOLI	Bank Owned Life Insurance
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CRE	Commercial Real Estate
CVA	Credit Valuation Adjustments
DCF	Discounted Cash Flow
EVE	Economic Value of Equity
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credit
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
NM	Not Meaningful
Pacific Premier	Pacific Premier Bancorp, Inc.
PCD	Purchased with Credit Deterioration
PD	Probability of Default
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, shares in thousands)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks (restricted cash of $3 and $1)	$535	$497
Interest-bearing cash and temporary investments (restricted cash of $14 and $6)	1,808	1,382
Total cash and cash equivalents	2,343	1,879
Investment securities
Equity and other, at fair value	112	78
Available for sale, at fair value	11,013	8,275
Held to maturity, at amortized cost	18	2
Loans held for sale	340	72
Loans and leases (at fair value: $76 and $169)	48,462	37,681
Allowance for credit losses on loans and leases	(473)	(425)
Net loans and leases	47,989	37,256
Restricted equity securities	119	150
Premises and equipment, net	416	349
Operating lease right-of-use assets	156	111
Goodwill	1,481	1,029
Other intangible assets, net	754	484
Residential mortgage servicing rights, at fair value	101	108
Bank-owned life insurance	1,199	694
Deferred tax asset, net	392	359
Other assets	1,063	730
Total assets	$67,496	$51,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$17,810	$13,308
Interest-bearing	37,961	28,413
Total deposits	55,771	41,721
Securities sold under agreements to repurchase	167	237
Borrowings	2,300	3,100
Junior subordinated debentures, at fair value	331	331
Junior and other subordinated debentures, at amortized cost	107	108
Operating lease liabilities	168	126
Other liabilities	862	835
Total liabilities	59,706	46,458
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value, shares authorized: 2,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized: 520,000; issued and outstanding: 299,147 in 2025 and 209,536 in 2024	8,189	5,817
Accumulated deficit	(131)	(237)
Accumulated other comprehensive loss	(268)	(462)
Total shareholders' equity	7,790	5,118
Total liabilities and shareholders' equity	$67,496	$51,576

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(dollars in millions, except per share amounts, shares in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INTEREST INCOME
Interest and fees on loans and leases	$619	$589	$1,736	$1,748
Interest and dividends on investment securities:
Taxable	89	76	238	230
Exempt from federal income tax	8	7	22	21
Dividends	4	2	10	9
Interest on temporary investments and interest-bearing deposits	20	25	52	71
Total interest income	740	699	2,058	2,079
INTEREST EXPENSE
Interest on deposits	195	208	552	614
Interest on securities sold under agreement to repurchase and federal funds purchased	1	1	3	4
Interest on borrowings	30	50	101	150
Interest on junior and other subordinated debentures	9	10	26	30
Total interest expense	235	269	682	798
Net interest income	505	430	1,376	1,281
PROVISION FOR CREDIT LOSSES	70	29	127	78
Net interest income after provision for credit losses	435	401	1,249	1,203
NON-INTEREST INCOME
Service charges on deposits	21	18	60	53
Card-based fees	15	15	42	42
Financial services and trust revenue	9	5	20	15
Residential mortgage banking revenue, net	7	7	24	17
Gain on investment securities, net	2	2	4	1
Loss on loan and lease sales, net	—	—	—	(1)
Gain (loss) on certain loans held for investment, at fair value	4	9	11	(3)
Bank-owned life insurance income	6	5	16	14
Other income	13	5	31	23
Total non-interest income	77	66	208	161
NON-INTEREST EXPENSE
Salaries and employee benefits	171	147	471	447
Occupancy and equipment, net	54	45	149	135
Communications	3	4	10	11
Marketing	4	3	10	7
Services	15	13	42	39
Deposit costs	6	2	10	6
FDIC assessments	8	9	24	33
Intangible amortization	31	29	85	90
Merger and restructuring expense	87	2	109	21
Legal settlement	—	—	55	—
Other expenses	14	17	46	49
Total non-interest expense	393	271	1,011	838
Income before provision for income taxes	119	196	446	526
Provision for income taxes	23	50	111	136
Net income	$96	$146	$335	$390
Earnings per common share:
Basic	$0.40	$0.70	$1.53	$1.87
Diluted	$0.40	$0.70	$1.53	$1.87
Weighted average number of common shares outstanding:
Basic	237,838	208,545	218,694	208,435
Diluted	238,925	209,454	219,712	209,137
See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$96	$146	$335	$390
Available for sale securities:
Unrealized gains (losses) arising during the period	96	301	262	140
Income tax (expense) benefit related to unrealized gains (losses)	(25)	(78)	(68)	(36)
Net change in unrealized gains (losses) for available for sale securities	71	223	194	104

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	(8)	(2)	—	4
Income tax benefit (expense) related to unrealized (losses) gains	2	1	—	(1)
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	(6)	(1)	—	3
Other comprehensive income (loss), net of tax	65	222	194	107
Comprehensive income	$161	$368	$529	$497

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in millions, shares in thousands)	Shares	Amount			Total
Balance at January 1, 2024	208,585	$5,803	$(468)	$(340)	$4,995
Net income			124		124
Other comprehensive loss, net of tax				(86)	(86)
Stock-based compensation		4			4
Stock repurchased and retired	(241)	(5)			(5)
Issuances of common stock under stock plans	1,026	—			—
Cash dividends on common stock ($0.36 per share)			(75)		(75)
Balance at March 31, 2024	209,370	$5,802	$(419)	$(426)	$4,957
Net income			121		121
Other comprehensive loss, net of tax				(30)	(30)
Stock-based compensation		6			6
Stock repurchased and retired	(41)	(1)			(1)
Issuances of common stock under stock plans	130	—			—
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at June 30, 2024	209,459	$5,807	$(374)	$(456)	$4,977
Net income			146		146
Other comprehensive income, net of tax				222	222
Stock-based compensation		5			5
Stock repurchased and retired	(1)	—			—
Issuances of common stock under stock plans	74	—			—
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at September 30, 2024	209,532	$5,812	$(304)	$(234)	$5,274
Net income			143		143
Other comprehensive loss, net of tax				(228)	(228)
Stock-based compensation		5			5
Stock repurchased and retired	(3)	—			—
Issuances of common stock under stock plans	7	—			—
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at December 31, 2024	209,536	$5,817	$(237)	$(462)	$5,118

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in millions, shares in thousands)	Shares	Amount			Total
Balance at January 1, 2025	209,536	$5,817	$(237)	$(462)	$5,118
Net income			87		87
Other comprehensive income, net of tax				104	104
Stock-based compensation		11			11
Stock repurchased and retired	(250)	(6)			(6)
Issuances of common stock under stock plans	748	—			—
Issuances of common stock under ESPP	78	1			1
Cash dividends on common stock ($0.36 per share)			(77)		(77)
Balance at March 31, 2025	210,112	$5,823	$(227)	$(358)	$5,238
Net income			152		152
Other comprehensive income, net of tax				25	25
Stock-based compensation		5			5
Stock repurchased and retired	(75)	(2)			(2)
Issuances of common stock under stock plans	176	—			—
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at June 30, 2025	210,213	$5,826	$(151)	$(333)	$5,342
Net income			96		96
Other comprehensive income, net of tax				65	65
Stock-based compensation		7			7
Stock repurchased and retired	(10)	(1)			(1)
Issuances of common stock under stock plans	1,232	—			—
Issuances of common stock under ESPP	80	2			2
Stock issued in connection with acquisitions	87,632	2,355			2,355
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at September 30, 2025	299,147	$8,189	$(131)	$(268)	$7,790

See accompanying notes to condensed consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	30	23
Accretion of investment discounts, net	(64)	(59)
Provision for credit losses	127	78
Change in cash surrender value of bank-owned life insurance	(16)	(14)
Depreciation, amortization and accretion, net	102	114
Gain on sale of premises and equipment	(6)	(3)
Additions to residential mortgage servicing rights carried at fair value	(5)	(4)
Change in fair value of residential mortgage servicing rights carried at fair value	12	12
Stock-based compensation	23	15
Net increase in equity and other investments	(13)	(2)
Gain on investment securities, net	(4)	(1)
Gain on sale of loans and leases, net	(11)	(6)
Change in fair value of loans held for sale	18	(1)
Origination of loans held for sale	(466)	(389)
Proceeds from sales of loans held for sale	483	358
Change in other assets and liabilities:
Net decrease (increase) in other assets	43	(20)
Net decrease in other liabilities	(123)	(88)
Net cash provided by operating activities	465	403
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(2,157)	(34)
Proceeds from investment securities available for sale	2,540	385
Purchases of restricted equity securities	(187)	(86)
Redemption of restricted equity securities	316	149
Net change in loans and leases	189	(279)
Proceeds from sales of loans and leases	43	115
Purchases of premises and equipment, net of proceeds from sales	(30)	(20)
Proceeds from bank-owned life insurance death benefits	2	4
Purchase of bank-owned life insurance	(3)	—
Cash received in the acquisition of Pacific Premier	874	—
Other	2	2
Net cash provided by investing activities	1,589	236
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit liabilities	(488)	(92)
Net decrease in securities sold under agreements to repurchase	(70)	(68)
Proceeds from borrowings	8,325	3,900
Repayment of borrowings	(9,125)	(4,200)
Net proceeds from issuance of common stock under employee stock purchase plan	3	—
Dividends paid on common stock	(226)	(225)
Repurchase and retirement of common stock	(9)	(6)
Net cash used in financing activities	(1,590)	(691)
Net increase (decrease) in cash and cash equivalents	464	(52)
Cash and cash equivalents, beginning of period	1,879	2,163
Cash and cash equivalents, end of period	$2,343	$2,111

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$684	$790
Income taxes	$122	$66
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$194	$104
Transfer of loans to loans held for sale	$295	$—

Acquisitions:
Assets acquired	$16,612	$—
Liabilities assumed	(14,709)	—
Net assets acquired	$1,903	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Columbia Banking System, Inc. conform to accounting principles generally accepted in the United States of America and with prevailing practices within the banking and securities industries. All references in this report to "Columbia," "we," "our," or "us" or similar references mean the Company and its subsidiaries, including the wholly-owned banking subsidiary Columbia Bank (the "Bank"). FinPac is a commercial equipment leasing company and a wholly-owned subsidiary of the Bank. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting and financial reporting policies is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Presentation - In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2025, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include those that are normal and recurring in nature considered necessary for a fair presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

On August 31, 2025, Columbia closed its previously announced acquisition of Pacific Premier. The acquisition of Pacific Premier was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. The Company's financial results for periods ended prior to August 31, 2025 reflect only Columbia's standalone operations and are not directly comparable to the consolidated results for periods following the completion of the acquisition.

During the third quarter of 2025, management elected to change the presentation of the Company's financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per share amounts presented may not add to their respective totals or recalculate due to rounding.

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
ASU No. 2025-07
Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share Based Noncash Consideration from a Customer in a Revenue Contract
The amendments refine the scope of derivative accounting under ASC 815 by introducing a scope exception for certain contracts linked to the operations or activities of one of the parties to the contract. It also clarifies the guidance in ASC 606 regarding share-based noncash consideration (e.g., warrants or shares) received from a customer in exchange for goods or services.

	These changes aim to reduce complexity, improve consistency in application, and better reflect the economics of such arrangements.	Fiscal years beginning after December 2026, including interim periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
ASU No. 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments modernize the accounting for internal-use software under ASC 350-40 by removing references to software development project stages and introducing a "probable-to-complete" recognition threshold. Entities may begin capitalizing costs once management has authorized and committed to funding the project and it is probable the software will be completed and used as intended. The Update also consolidates guidance on website development costs into ASC 350-40.
		Fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	These amendments are aimed to enhance the transparency and usefulness of financial information by requiring entities to break down significant expense categories in the notes to the financial statements. The amendments focus on the disaggregation of income statement expenses and specifically address the need for more detailed disclosures about expense categories.	Fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Business Combinations

Acquisition of Pacific Premier

On August 31, 2025, Columbia completed its acquisition of Pacific Premier in an all-stock transaction valued at $2.4 billion. On September 1, 2025, Pacific Premier's wholly owned banking subsidiary, Pacific Premier Bank, National Association, merged with and into Columbia Bank. Pursuant to the acquisition agreement, each share of Pacific Premier common stock was exchanged for 0.9150 of a share of Columbia common stock.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Fair value estimates were based on information available as of the acquisition date and are considered preliminary as of September 30, 2025. These preliminary estimates, including the initial accounting for deferred taxes, may be revised during the measurement period, which ends no later than one year after the acquisition date. Adjustments may occur as additional information becomes available regarding facts and circumstances that existed at the acquisition date.

Fair value determinations required significant estimates and assumptions, including discount rates, expected cash flows, and market conditions and are inherently subjective. Management believes the preliminary estimates are reasonable; however, refinements may occur as additional information becomes available.

(in millions, shares in thousands)
Shares of Columbia common stock issued to Pacific Premier Stockholders	87,632
Columbia's market price per common share (in dollars) as of August 31, 2025	$26.77
Fair value of purchase price consideration transferred	$2,346
Fair value of restricted stock exchanged	$9
Purchase price consideration	$2,355

The following summarizes the allocation of purchase price consideration to the estimated fair values of assets acquired and liabilities and equity assumed from Pacific Premier as of August 31, 2025.

(in millions)	August 31, 2025
Purchase price consideration
Fair value of common shares issued and exchanged		$2,355
Total purchase price consideration		$2,355
Fair value of assets acquired:
Cash and due from banks	$874
Investment securities	2,828
Loans held for sale	1
Loans and leases	11,382
Restricted equity securities	98
Premises and equipment	53
Other intangible assets	355
Deferred tax asset, net	132
Other assets	889
Total assets acquired	$16,612
Fair value of liabilities assumed:
Deposits	$14,542
Other liabilities	167
Total liabilities assumed	$14,709
Net assets acquired		$1,903
Goodwill		$452

In connection with the acquisition of Pacific Premier, the Company recorded approximately $452 million of goodwill, representing the excess of purchase price consideration over the fair value of net assets acquired. Goodwill primarily reflects expected synergies, expanded market opportunities, and the value of the assembled workforce. None of the goodwill is deductible for tax purposes. Additional details on goodwill and intangible assets are provided in Note 6 – Goodwill and Other Intangible Assets.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks: Carrying amounts approximate fair value due to the short-term nature.

Investment Securities: Fair values were based on quoted prices when available or, when not observable, on market-based inputs and valuation models using discounted cash flows.

Loans held for sale: Fair value was based on indicative quotes or bids from third party investors.

Loans and leases: A third-party valuation was performed to estimate the fair value of the loans held for investment. The portfolio was segmented into performing PCD loans, non-performing PCD loans, and non-PCD loans. Loans were further pooled by type and risk rating. Each loan was valued individually using a discounted cash flow approach, incorporating contractual terms, expected credit losses, prepayment assumptions, and market-based discount rates. Discount rates reflected loan type, credit risk, liquidity, and prevailing market conditions. The present value of expected cash flows, adjusted for credit loss expectations, was used to determine fair value.

The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the acquisition date. Under this method, no credit loss expense is recognized in net income at acquisition. Subsequent changes in expected credit losses are recognized in the provision for credit losses (or recapture) in future periods. Any non-credit discount or premium resulting from the acquisition is allocated to the individual assets and accreted to interest income using the effective interest method. At the acquisition date, the initial allowance for credit losses determined on a collective basis is allocated to individual assets to appropriately adjust the non-credit discount or premium.
Of the $11.4 billion in net loans acquired, $404 million were identified as PCD assets at the acquisition date. The following summarizes these PCD loans as of the acquisition date:

(in millions)	August 31, 2025
Principal of PCD loans acquired	$463
PCD ACL at acquisition	(5)
Non-credit discount on PCD loans	(54)
Fair value of PCD loans	$404

Premises and equipment: Fair values were determined using a market approach, supported by third-party appraisals and broker opinions of value for land, office buildings, and branch facilities.

Core deposit intangibles: Core deposit intangibles represent the value of certain acquired deposit relationships. Fair value was estimated using a discounted cash flow methodology based on the present value of expected cost savings from utilizing core deposit funding compared to alternative funding sources. Key assumptions included expected customer attrition rates, net maintenance costs of the deposit base, alternative cost of funds, and interest costs associated with customer deposits. The resulting intangible assets are amortized over 10 years using the sum-of-years-digits method, reflecting the pattern of expected economic benefits.

Deposits: Fair values for demand and savings deposits were estimated to equal the amounts payable on demand at the acquisition date. Fair values for time deposits were determined using a discounted cash flow approach that applied current market interest rates to the contractual terms of the deposits.

The Company's operating results for the three and nine months ended September 30, 2025 include the results of Pacific Premier's operations subsequent to the acquisition date. Disclosure of Pacific Premier's revenue and net income (excluding integration costs) included in the Consolidated Statements of Operations is impracticable due to the integration of systems and operations following the acquisition.

The following summarizes the impact of acquisition-related expenses for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Personnel	$39	$2	$53	$8
Premises and equipment	17	—	17	1
Legal and professional	26	—	29	—
Other	1	—	2	—
Total acquisition-related expenses	$83	$2	$101	$9

The following presents unaudited pro forma financial information as if the acquisition had occurred on January 1, 2024. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans and leases, changes in interest expense from the amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of core deposit intangibles as if the deposits had been acquired on January 1, 2024.

This pro forma information is provided for illustrative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the prior year. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the acquisition. Actual results may differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income	$626	$619	$1,840	$1,882
Non-interest income	$90	$85	$260	$224
Net income (1)	$242	$215	$618	$455
(1) Pro forma net income for the three and nine months ended September 30, 2025 was adjusted to exclude acquisition-related costs of $135 million and $161 million, respectively, including historical Pacific Premier acquisition-related costs incurred during those periods. Pro forma net income for the nine months ended September 30, 2024 was adjusted to include acquisition-related costs of $161 million. The pro forma assumes acquisition-related costs were incurred the first quarter of 2024.

Note 3 – Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities as of the dates presented:

	September 30, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,332	$6	$(43)	$1,295
Obligations of states and political subdivisions	1,621	34	(18)	1,637
Mortgage-backed securities and collateralized mortgage obligations	8,381	49	(349)	8,081
Total available for sale securities	$11,334	$89	$(410)	$11,013
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$18	$—	$—	$18
Total held to maturity securities	$18	$—	$—	$18

	December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,496	$1	$(74)	$1,423
Obligations of states and political subdivisions	1,055	3	(32)	1,026
Mortgage-backed securities and collateralized mortgage obligations	6,307	4	(485)	5,826
Total available for sale securities	$8,858	$8	$(591)	$8,275
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2	$1	$—	$3
Total held to maturity securities	$2	$1	$—	$3

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $43 million and $33 million as of September 30, 2025 and December 31, 2024, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$50	$—	$774	$(43)	$824	$(43)
Obligations of states and political subdivisions	110	(1)	222	(17)	332	(18)
Mortgage-backed securities and collateralized mortgage obligations	2,572	(28)	1,784	(321)	4,356	(349)
Total temporarily impaired securities	$2,732	$(29)	$2,780	$(381)	$5,512	$(410)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$185	$(3)	$795	$(71)	$980	$(74)
Obligations of states and political subdivisions	539	(8)	225	(24)	764	(32)
Mortgage-backed securities and collateralized mortgage obligations	3,399	(79)	1,830	(406)	5,229	(485)
Total temporarily impaired securities	$4,123	$(90)	$2,850	$(501)	$6,973	$(591)

The number of individual debt securities in an unrealized loss position in the tables above decreased to 680 as of September 30, 2025, as compared to 1,210 at December 31, 2024. The unrealized losses on the Company's debt securities are attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, rather than deterioration in the credit quality of the issuers. Management actively monitors the published credit ratings of the issuers of the debt securities for any material changes in rating or outlook. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not carry an ACL as of September 30, 2025.

The following table presents the contractual maturities of debt securities as of September 30, 2025. Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	Available For Sale		Held To Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$344	$344	$—	$—
Due after one year through five years	2,755	2,744	—	—
Due after five years through ten years	1,763	1,736	—	—
Due after ten years	6,472	6,189	18	18
Total debt securities	$11,334	$11,013	$18	$18

At September 30, 2025 and December 31, 2024, debt securities with a fair value of $7.3 billion and $5.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, repurchase agreements, and for other purposes as required or permitted by law.

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in millions)	September 30, 2025	December 31, 2024
Commercial real estate
Non-owner occupied term	$8,444	$6,278
Owner occupied term	7,361	5,270
Multifamily	10,377	5,804
Construction & development	2,071	1,983
Residential development	367	232
Commercial
Term	6,590	5,538
Lines of credit & other	3,582	2,770
Leases & equipment finance	1,614	1,661
Residential
Mortgage	5,722	5,933
Home equity loans & lines	2,153	2,032
Consumer & other	181	180
Total loans and leases, net of deferred fees and costs	$48,462	$37,681

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans and leases disclosed throughout this note. Interest accrued on loans and leases totaled $191 million and $148 million as of September 30, 2025 and December 31, 2024, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets. As of September 30, 2025, loans totaling $31.0 billion were pledged to secure borrowings and available lines of credit, compared to $22.0 billion as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, the net deferred fees and costs were $58 million and $62 million, respectively. Total loans and leases also include discounts on acquired loans of $760 million and $439 million as of September 30, 2025 and December 31, 2024, respectively. Originated loans and leases are reported at the principal amount outstanding, net of deferred fees and costs, any partial charge-offs recorded, and interest applied to principal.

Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $569 million and $200 million as of September 30, 2025 and December 31, 2024, respectively. The carrying balance of PCD loans was $506 million and $179 million as of September 30, 2025 and December 31, 2024, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three years to five years. Interest income recognized on these leases was $6 million and $17 million for the three and nine months ended September 30, 2025, respectively, as compared to $6 million and $16 million for the nine months ended September 30, 2024, respectively.

In connection with the acquisition of Pacific Premier, the Company obtained Freddie Mac-guaranteed structured pass-through certificates from a securitization of $509 million in multifamily loans. The Company's ongoing involvement includes sub-servicing duties, representations and warranties, and reimbursement obligations. As sub-servicer, the Company collects and remits payments, manages taxes and insurance, and administers loans, except for foreclosed or defaulted loans, which are handled by an independent special servicer. The master servicer, Freddie Mac, may terminate the Company's sub-servicing role at its discretion. If the resolution of defaulted loans results in payment shortfalls, the Company must reimburse Freddie Mac up to 10% of the original securitization pool principal. The total multifamily loan balances transferred through securitization with Freddie Mac was $32 million at September 30, 2025.

Note 5 – Allowance for Credit Losses

The ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. For more information about the Company's ACL methodology, refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

At September 30, 2025, the ACL was $492 million, an increase of $51 million from the December 31, 2024 balance of $441 million. The change in the total ACL reflects credit migration trends, changes in the economic assumptions, and a recalibration of the commercial real estate, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025, and the initial provision booked for the acquired Pacific Premier loan portfolio. To calculate the ACL, management uses models to estimate PD and LGD for loans and leases, incorporating forecasted economic conditions and macroeconomic variables. The Bank considers the current financial environment and various economic scenarios, selecting the most probable scenario at each measurement date. Forecasts for each variable are updated and incorporated into the ACL calculation. Projected macroeconomic variables over the forecast period can materially impact the ACL, with projections becoming less certain over time.

The Bank opted to use Moody's Analytics' August 2025 consensus economic forecast for estimating the ACL as of September 30, 2025. In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	1.7%	2.0%	2.0%	2.1%
U.S. unemployment rate average	4.4%	4.3%	4.1%	4.0%
Forecasted average federal funds rate	3.4%	3.3%	3.4%	3.4%

The Bank uses an additional scenario with the same economic variables, but with varying severity, to assess ACL sensitivity and inform qualitative adjustments. For this analysis, the Bank selected Moody's Analytics' August 2025 S2 scenario (the "S2 Scenario"), which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The S2 Scenario includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	(0.3)%	1.9%	2.5%	2.6%
U.S. unemployment rate average	7.0%	5.5%	4.4%	4.2%
Forecasted average federal funds rate	2.6%	2.0%	2.5%	2.9%

The forecast used to calculate the ACL as of September 30, 2025 is projecting higher GDP growth, lower unemployment rates, and average federal funds rates trending lower. This is compared to the December 31, 2024 ACL calculation, which used Moody’s Analytics’ November 2024 consensus economic forecast to forecast the variables used in the models. Management reviewed the results derived from the economic scenarios and subsequent changes in macroeconomic variables for sensitivity analysis, considering these factors when evaluating qualitative adjustments.

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. As of September 30, 2025, the Company evaluated qualitative factors and applied upward adjustments to the quantitative results for the ACL, which is directionally consistent with the upward adjustments made as of December 31, 2024. These overlays primarily focus on the commercial real estate and commercial loan portfolios and are intended to align the portfolios more closely with the S2 Scenario. This approach helps ensure that the allowance remains appropriately resilient and responsive to emerging risks, thereby supporting the resilience of the Bank's credit portfolio. By incorporating these targeted overlays, we aim to enhance the accuracy and robustness of our risk management strategy, providing a more comprehensive and adaptive approach to potential economic shifts. While qualitative overlays are applied, the ACL continues to be largely driven by modeled results, as management determined that the models adequately reflect the significant changes in credit conditions and overall portfolio risk.

Management believes that the ACL was adequate as of September 30, 2025. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2025
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$160	$220	$34	$7	$421
Initial ACL on PCD loans acquired during the period	4	1	—	—	5
Provision for credit losses on loans and leases	44	22	2	1	69
Charge-offs	(3)	(22)	—	(2)	(27)
Recoveries	—	4	—	1	5
Net charge-offs	(3)	(18)	—	(1)	(22)
Balance, end of period	$205	$225	$36	$7	$473
Reserve for unfunded commitments
Balance, beginning of period	$8	$8	$1	$1	$18
Provision (recapture) for credit losses on unfunded commitments	2	(1)	—	—	1
Balance, end of period	10	7	1	1	19
Total allowance for credit losses	$215	$232	$37	$8	$492

	Nine Months Ended September 30, 2025
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154	$219	$45	$7	$425
Initial ACL on PCD loans acquired during the period	4	1	—	—	5
Provision (recapture) for credit losses on loans and leases	50	80	(8)	2	124
Charge-offs	(3)	(88)	(1)	(4)	(96)
Recoveries	—	13	—	2	15
Net charge-offs	(3)	(75)	(1)	(2)	(81)
Balance, end of period	$205	$225	$36	$7	$473
Reserve for unfunded commitments
Balance, beginning of period	$6	$7	$2	$1	$16
Provision (recapture) for credit losses on unfunded commitments	4	—	(1)	—	3
Balance, end of period	10	7	1	1	19
Total allowance for credit losses	$215	$232	$37	$8	$492

	Three Months Ended September 30, 2024
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$143	$220	$49	$7	$419
Provision (recapture) for credit losses on loans and leases	15	17	(2)	1	31
Charge-offs	—	(33)	(1)	(1)	(35)
Recoveries	—	5	—	—	5
Net charge-offs	—	(28)	(1)	(1)	(30)
Balance, end of period	$158	$209	$46	$7	$420
Reserve for unfunded commitments
Balance, beginning of period	$10	$7	$2	$1	$20
Recapture for credit losses on unfunded commitments	(2)	—	—	—	(2)
Balance, end of period	8	7	2	1	18
Total allowance for credit losses	$166	$216	$48	$8	$438

	Nine Months Ended September 30, 2024
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$126	$245	$62	$8	$441
Provision (recapture) for credit losses on loans and leases	32	63	(15)	3	83
Charge-offs	(1)	(113)	(2)	(5)	(121)
Recoveries	1	14	1	1	17
Net charge-offs	—	(99)	(1)	(4)	(104)
Balance, end of period	$158	$209	$46	$7	$420
Reserve for unfunded commitments
Balance, beginning of period	$11	$8	$3	$1	$23
Recapture for credit losses on unfunded commitments	(3)	(1)	(1)	—	(5)
Balance, end of period	8	7	2	1	18
Total allowance for credit losses	$166	$216	$48	$8	$438
Asset Quality and Non-Performing Loans and Leases

The Bank actively manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. The Bank conducts ongoing reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the ACL, and to determine the adequacy of the ACL. These reviews incorporate a variety of factors, including the financial strength of borrowers, collateral valuations, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other relevant factors.

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of September 30, 2025 and December 31, 2024, loans and leases on non-accrual status with no related ACL was $2 million and $4 million, respectively, excluding collateral-dependent loans and leases that have been written down to net realizable value without an associated ACL of $70 million and $59 million, respectively. The remaining balance of non-accrual loans are substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the three and nine months ended September 30, 2025 and 2024.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	September 30, 2025
(in millions)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$8	$2	$—	$10	$38	$8,396	$8,444
Owner occupied term	3	—	—	3	15	7,343	7,361
Multifamily	—	—	—	—	—	10,377	10,377
Construction & development	—	—	—	—	—	2,071	2,071
Residential development	—	—	—	—	—	367	367
Commercial
Term	4	5	—	9	26	6,555	6,590
Lines of credit & other	4	3	—	7	24	3,551	3,582
Leases & equipment finance	15	15	5	35	17	1,562	1,614
Residential
Mortgage (1)	—	12	65	77	—	5,645	5,722
Home equity loans & lines	9	4	8	21	—	2,132	2,153
Consumer & other	1	—	—	1	—	180	181
Total, net of deferred fees and costs	$44	$41	$78	$163	$120	$48,179	$48,462
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $2 million at September 30, 2025.
(2) Includes government guaranteed portion of $33 million and $37 million for 90 days or more and non-accrual loans, respectively.

	December 31, 2024
(in millions)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$28	$—	$—	$28	$14	$6,236	$6,278
Owner occupied term	1	—	—	1	25	5,244	5,270
Multifamily	—	—	—	—	—	5,804	5,804
Construction & development	—	—	—	—	—	1,983	1,983
Residential development	—	—	—	—	—	232	232
Commercial
Term	2	1	—	3	29	5,506	5,538
Lines of credit & other	5	6	—	11	7	2,752	2,770
Leases & equipment finance	15	17	5	37	21	1,603	1,661
Residential
Mortgage (1)	—	18	61	79	—	5,854	5,933
Home equity loans & lines	6	5	7	18	—	2,014	2,032
Consumer & other	1	—	—	1	—	179	180
Total, net of deferred fees and costs	$58	$47	$73	$178	$96	$37,407	$37,681
(1) Includes government guaranteed mortgage loans the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $2 million at December 31, 2024.
(2) Includes government guaranteed portion of $32 million and $41 million for 90 days or more and non-accrual loans, respectively.

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	September 30, 2025
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$35	$—	$35
Owner occupied term	—	11	—	11
Commercial
Term	—	1	17	18
Lines of credit & other	—	2	20	22
Leases & equipment finance	—	—	17	17
Residential
Mortgage	66	—	—	66
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$68	$49	$54	$171

	December 31, 2024
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$13	$—	$13
Owner occupied term	—	20	—	20
Commercial
Term	2	3	16	21
Lines of credit & other	—	2	4	6
Leases & equipment finance	—	—	21	21
Residential
Mortgage	79	—	—	79
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$83	$38	$41	$162

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans and leases to borrowers in financial distress that were modified as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2025
(in millions)	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$4	$—	$—	$—	$4	0.05%
Owner occupied term	7	—	1	—	8	0.11%
Construction & development	3	—	15	—	18	0.87%
Commercial
Term	—	—	1	—	1	0.02%
Lines of credit & other	4	—	—	—	4	0.11%
Leases & equipment finance	1	—	—	—	1	0.06%
Residential
Mortgage	—	6	—	3	9	0.16%
Total modified loans and leases experiencing financial difficulty	$19	$6	$17	$3	$45	0.09%

	Nine Months Ended September 30, 2025
(in millions)	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other than Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$4	$—	$21	$—	$25	0.30%
Owner occupied term	9	11	1	—	21	0.29%
Construction & development	3	—	15	—	18	0.87%
Commercial
Term	1	7	11	—	19	0.29%
Lines of credit & other	11	1	—	1	13	0.36%
Leases & equipment finance	3	—	—	—	3	0.19%
Residential
Mortgage	—	18	—	5	23	0.40%
Total modified loans and leases experiencing financial difficulty	$31	$37	$48	$6	$122	0.25%

	Three Months Ended September 30, 2024
(in millions)	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Construction & development	$2	$—	$2	0.10%
Commercial
Term	2	—	2	0.04%
Lines of credit & other	6	—	6	0.23%
Leases & equipment finance	1	—	1	0.06%
Residential
Mortgage	2	2	4	0.07%
Total modified loans and leases experiencing financial difficulty	$13	$2	$15	0.04%

	Nine Months Ended September 30, 2024
(in millions)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$—	$—	$18	$18	0.28%
Owner occupied term	4	—	1	5	0.10%
Construction & development	—	2	—	2	0.10%
Commercial
Term	1	7	1	9	0.17%
Lines of credit & other	—	12	—	12	0.45%
Leases & equipment finance	—	2	—	2	0.12%
Residential
Mortgage	—	4	15	19	0.32%
Total modified loans and leases experiencing financial difficulty	$5	$27	$35	$67	0.18%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	—	9 months	—
Owner occupied term	0.80%	3 months	—
Construction & development	8.20%	4 months	—
Commercial
Term	3.00%	2.3 years	—
Lines of credit & other	—	8 months	—
Leases & equipment finance	—	1.0 year	—
Residential
Mortgage	—	13.0 years	$1

	Nine Months Ended September 30, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	3.54%	1.7 years	—
Owner occupied term	0.80%	4 months	$1
Construction & development	8.20%	4 months	—
Commercial
Term	3.41%	1.9 years	$1
Lines of credit & other	—	8 months	$3
Leases & equipment finance	—	1.1 years	—
Residential
Mortgage	—	11.9 years	$2

Three Months Ended September 30, 2024
Term Extension
(in millions)	Weighted-Average Term Extension
Commercial real estate
Construction & development	7 months
Commercial
Term	1.8 years
Lines of credit & other	7 months
Leases & equipment finance	1 year
Residential
Mortgage	7.3 years

	Nine Months Ended September 30, 2024
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term, net	—	—	$4
Owner occupied term	3.79%	—	—
Construction & development	—	7 months	—
Commercial
Term	5.00%	11 months	—
Lines of credit & other	—	8 months	—
Leases & equipment finance	—	11 months	—
Residential
Mortgage	—	7.5 years	$1

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

	Three Months Ended September 30, 2025
(in millions)	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total
Residential
Mortgage	$1	$4	$1	$6
Total loans and leases experiencing financial difficulty with a subsequent default	$1	$4	$1	$6

	Nine Months Ended September 30, 2025
(in millions)	Term Extension	Other-Than-Insignificant Payment Delay	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$—	$1	$—	$1
Commercial
Lines of credit & other	1	—	1	2
Residential
Mortgage	1	5	1	7
Total loans and leases experiencing financial difficulty with a subsequent default	$2	$6	$2	$10

	Three Months Ended September 30, 2024
(in millions)	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total
Commercial
Lines of credit & other	$—	$1	$1
Residential
Mortgage	4	—	4
Total loans and leases experiencing financial difficulty with a subsequent default	$4	$1	$5

	Nine Months Ended September 30, 2024
(in millions)	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total
Commercial real estate
Owner occupied term	$3	$—	$—	$3
Commercial
Lines of credit & other	—	—	1	1
Residential
Mortgage	—	5	—	5
Total loans and leases experiencing financial difficulty with a subsequent default	$3	$5	$1	$9

The following tables present an age analysis of loans and leases as of September 30, 2025 and 2024 that have been modified within the prior twelve months:

	September 30, 2025
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$25	$—	$—	$—	$—	$25
Owner occupied term	21	—	—	—	1	22
Construction & development	18	—	—	—	—	18
Commercial
Term	14	2	4	—	9	29
Lines of credit & other	8	1	—	—	5	14
Leases & equipment finance	2	—	—	—	—	2
Residential
Mortgage	24	—	2	5	—	31
Total loans and leases modified	$112	$3	$6	$5	$15	$141

	September 30, 2024
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$47	$—	$—	$—	$—	$47
Owner occupied term	2	—	—	—	4	6
Construction & development	2	—	—	—	—	2
Commercial
Term	10	—	—	—	1	11
Lines of credit & other	51	—	—	—	2	53
Leases & equipment finance	2	—	—	—	—	2
Residential
Mortgage	22	—	2	5	—	29
Total loans and leases modified	$136	$—	$2	$5	$7	$150

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

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable, as well as gross charge-offs for the dates presented:

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$630	$285	$536	$1,734	$1,701	$3,334	$33	$—	$8,253
Special mention	—	6	—	12	—	43	—	—	61
Substandard	27	—	1	22	12	63	—	—	125
Doubtful	—	—	—	2	—	1	—	—	3
Loss	—	—	—	—	1	1	—	—	2
Total non-owner occupied term	$657	$291	$537	$1,770	$1,714	$3,442	$33	$—	$8,444
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Owner occupied term
Credit quality indicator:
Pass/Watch	$654	$506	$519	$1,370	$1,357	$2,513	$13	$65	$6,997
Special mention	5	54	2	62	63	57	11	—	254
Substandard	6	6	5	7	21	55	—	1	101
Doubtful	—	3	—	3	—	—	—	—	6
Loss	—	—	—	—	1	2	—	—	3
Total owner occupied term	$665	$569	$526	$1,442	$1,442	$2,627	$24	$66	$7,361
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Credit quality indicator:
Pass/Watch	$418	$338	$384	$2,795	$3,242	$3,045	$102	$—	$10,324
Special mention	—	—	14	10	2	22	—	—	48
Substandard	—	—	—	3	2	—	—	—	5
Total multifamily	$418	$338	$398	$2,808	$3,246	$3,067	$102	$—	$10,377
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$174	$494	$541	$450	$97	$92	$25	$2	$1,875
Special mention	41	20	31	50	—	—	1	—	143
Substandard	15	—	—	38	—	—	—	—	53
Total construction & development	$230	$514	$572	$538	$97	$92	$26	$2	$2,071
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$71	$73	$2	$7	$—	$—	$202	$2	$357
Special mention	—	—	—	3	—	—	7	—	10
Total residential development	$71	$73	$2	$10	$—	$—	$209	$2	$367
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$2,041	$1,785	$2,035	$6,568	$6,499	$9,228	$394	$70	$28,620

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2025	2025	2024	2023	2022	2021	Prior			Total

Commercial:
Term
Credit quality indicator:
Pass/Watch	$887	$1,000	$513	$937	$850	$987	$1,142	$4	$6,320
Special mention	3	8	53	66	26	13	35	—	204
Substandard	22	7	1	3	7	6	3	1	50
Doubtful	1	—	—	4	—	5	—	—	10
Loss	—	—	—	1	2	3	—	—	6
Total term	$913	$1,015	$567	$1,011	$885	$1,014	$1,180	$5	$6,590
Current YTD period:
Gross charge-offs	$—	$—	$1	$—	$1	$2	$—	$—	$4
Lines of credit & other
Credit quality indicator:
Pass/Watch	$54	$89	$31	$52	$16	$20	$3,056	$87	$3,405
Special mention	1	—	—	—	—	—	111	1	113
Substandard	4	17	—	1	—	—	25	16	63
Doubtful	—	—	—	—	—	—	1	—	1
Total lines of credit & other	$59	$106	$31	$53	$16	$20	$3,193	$104	$3,582
Current YTD period:
Gross charge-offs	$—	$15	$—	$1	$—	$1	$7	$4	$28
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$458	$462	$316	$189	$50	$38	$—	$—	$1,513
Special mention	2	5	5	3	1	—	—	—	16
Substandard	4	6	35	9	2	—	—	—	56
Doubtful	1	7	9	8	3	—	—	—	28
Loss	—	1	—	—	—	—	—	—	1
Total leases & equipment finance	$465	$481	$365	$209	$56	$38	$—	$—	$1,614
Current YTD period:
Gross charge-offs	$—	$11	$18	$18	$6	$3	$—	$—	$56

Total commercial	$1,437	$1,602	$963	$1,273	$957	$1,072	$4,373	$109	$11,786

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$187	$274	$186	$1,670	$1,866	$1,464	$—	$—	$5,647
Special mention	2	—	1	2	2	5	—	—	12
Substandard	1	2	1	6	7	11	—	—	28
Loss	2	5	3	5	10	10	—	—	35
Total mortgage	$192	$281	$191	$1,683	$1,885	$1,490	$—	$—	$5,722
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2025	2025	2024	2023	2022	2021	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$1	$—	$3	$6	$2	$49	$2,039	$32	$2,132
Special mention	—	—	—	—	1	2	10	1	14
Substandard	—	—	—	—	—	—	3	—	3
Loss	—	—	—	1	—	—	2	1	4
Total home equity loans & lines	$1	$—	$3	$7	$3	$51	$2,054	$34	$2,153
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$—	$1

Total residential	$193	$281	$194	$1,690	$1,888	$1,541	$2,054	$34	$7,875

Consumer & other:
Credit quality indicator:
Pass/Watch	$16	$8	$11	$7	$3	$7	$128	$—	$180
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$16	$8	$11	$7	$3	$7	$129	$—	$181
Current YTD period:
Gross charge-offs	$1	$1	$—	$—	$—	$1	$1	$—	$4

Grand total	$3,687	$3,676	$3,203	$9,538	$9,347	$11,848	$6,950	$213	$48,462

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$290	$564	$1,246	$1,132	$569	$2,289	$26	$12	$6,128
Special mention	—	—	9	1	—	21	—	—	31
Substandard	7	31	21	—	—	56	—	—	115
Doubtful	—	—	2	1	—	1	—	—	4
Total non-owner occupied term	$297	$595	$1,278	$1,134	$569	$2,367	$26	$12	$6,278
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Owner occupied term
Credit quality indicator:
Pass/Watch	$526	$499	$1,015	$867	$398	$1,639	$79	$5	$5,028
Special mention	—	1	23	81	18	39	2	—	164
Substandard	4	8	8	4	20	25	—	—	69
Doubtful	3	—	3	—	—	1	—	—	7
Loss	—	—	1	—	—	1	—	—	2
Total owner occupied term	$533	$508	$1,050	$952	$436	$1,705	$81	$5	$5,270
Prior Year End period:
Gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Multifamily
Credit quality indicator:
Pass/Watch	$169	$254	$1,995	$1,634	$406	$1,224	$93	$—	$5,775
Special mention	—	—	4	7	—	12	—	—	23
Substandard	—	—	3	2	—	1	—	—	6
Total multifamily	$169	$254	$2,002	$1,643	$406	$1,237	$93	$—	$5,804
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$473	$504	$747	$129	$79	$19	$14	$—	$1,965
Special mention	2	—	1	15	—	—	—	—	18
Total construction & development	$475	$504	$748	$144	$79	$19	$14	$—	$1,983
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$62	$6	$5	$1	$—	$1	$154	$3	$232
Total residential development	$62	$6	$5	$1	$—	$1	$154	$3	$232
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,536	$1,867	$5,083	$3,874	$1,490	$5,329	$368	$20	$19,567

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$827	$650	$1,047	$789	$297	$619	$1,080	$21	$5,330
Special mention	2	48	26	8	—	14	37	—	135
Substandard	25	2	10	5	3	10	—	—	55
Doubtful	1	1	4	4	1	2	—	—	13
Loss	—	—	1	1	1	2	—	—	5
Total term	$855	$701	$1,088	$807	$302	$647	$1,117	$21	$5,538
Prior Year End period:
Gross charge-offs	$1	$3	$2	$1	$1	$1	$4	$—	$13
Lines of credit & other
Credit quality indicator:
Pass/Watch	$99	$42	$55	$19	$9	$10	$2,382	$16	$2,632
Special mention	—	2	1	—	—	—	31	4	38
Substandard	34	2	1	—	—	—	54	9	100
Total lines of credit & other	$133	$46	$57	$19	$9	$10	$2,467	$29	$2,770
Prior Year End period:
Gross charge-offs	$—	$1	$—	$—	$—	$1	$20	$3	$25
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$603	$457	$296	$102	$32	$46	$—	$—	$1,536
Special mention	10	39	9	2	1	—	—	—	61
Substandard	5	9	9	3	1	1	—	—	28
Doubtful	4	10	14	5	1	—	—	—	34
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$622	$516	$329	$112	$35	$47	$—	$—	$1,661
Prior Year End period:
Gross charge-offs	$2	$23	$49	$19	$5	$3	$—	$—	$101

Total commercial	$1,610	$1,263	$1,474	$938	$346	$704	$3,584	$50	$9,969

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$236	$232	$1,777	$2,097	$473	$1,042	$—	$—	$5,857
Special mention	2	3	2	3	1	8	—	—	19
Substandard	3	5	5	11	2	16	—	—	42
Loss	1	2	4	4	1	3	—	—	15
Total mortgage	$242	$242	$1,788	$2,115	$477	$1,069	$—	$—	$5,933
Prior Year End period:
Gross charge-offs	$—	$—	$1	$—	$—	$1	$—	$—	$2

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$1	$1	$2	$1	$1	$38	$1,941	$30	$2,015
Special mention	—	—	—	—	—	1	8	1	10
Substandard	—	—	—	—	—	—	1	1	2
Loss	—	—	—	—	—	1	2	2	5
Total home equity loans & lines	$1	$1	$2	$1	$1	$40	$1,952	$34	$2,032
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total residential	$243	$243	$1,790	$2,116	$478	$1,109	$1,952	$34	$7,965

Consumer & other:
Credit quality indicator:
Pass/Watch	$22	$16	$10	$5	$3	$5	$117	$1	$179
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$22	$16	$10	$5	$3	$5	$118	$1	$180
Prior Year End period:
Gross charge-offs	$—	$3	$—	$—	$—	$—	$2	$1	$6

Grand total	$3,411	$3,389	$8,357	$6,933	$2,317	$7,147	$6,022	$105	$37,681

Note 6 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. In the third quarter of 2025, the Company recorded $452 million of goodwill associated with the acquisition of Pacific Premier. Additional information on the acquisition and purchase price allocations is provided in Note 2 – Business Combinations.

The following table presents the changes in the carrying amount of goodwill:

(in millions)	Goodwill
Balance, December 31, 2024	$1,029
Acquisitions and adjustments	452
Balance, September 30, 2025	$1,481

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. In the third quarter of 2025, the Company recorded $355 million of core deposit intangibles associated with the acquisition of Pacific Premier.

The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2025	$1,065	$(311)	$754
December 31, 2024	$710	$(226)	$484

Amortization expense recognized on intangible assets was $31 million and $85 million for the three and nine months ended September 30, 2025, respectively, and $29 million and $90 million for the three and nine months ended September 30, 2024, respectively.

The table below presents the forecasted amortization expense for intangible assets as of September 30, 2025:

(in millions)
Year	Expected Amortization
Remainder of 2025	$42
2026	155
2027	136
2028	116
2029	97
Thereafter	208
Total intangible assets	$754

Note 7 – Borrowings

The Bank's FHLB advances were $2.3 billion as of September 30, 2025, as compared to $3.1 billion at December 31, 2024. The FHLB advances have fixed interest rates ranging from 4.12% to 4.52% and all mature in 2025. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. Refer to Note 4 – Loans and Leases for further information on loans pledged as collateral for borrowings.

Note 8 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in millions)	September 30, 2025	December 31, 2024
Commitments to extend credit	$11,577	$10,078
Forward sales commitments	$82	$77
Commitments to originate residential mortgage loans held for sale	$59	$46
Standby letters of credit	$354	$216

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, approximately $329 million of standby letters of credit expire within one year, and $25 million expire thereafter.

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

In September 2023, 34 related real estate investment entities (the "iCap Entities") that maintained their primary deposit accounts with the Bank filed jointly-administered Chapter 11 bankruptcies in the United States Bankruptcy Court for the Eastern District of Washington. In pleadings filed in the Bankruptcy Court for the Eastern District of Washington on behalf of investors who claimed losses of approximately $290 million, the Bank was identified as a party against which claims may be brought in connection with the iCap Entities' alleged operation of a Ponzi scheme prior to the bankruptcy proceedings described above. On September 26, 2025, the co-trustees of the iCap Trust, a liquidating trust created by the Second Modified Second Amended Joint Chapter 11 Plan of Liquidation of the iCap Entities, filed suit in the United States District Court for the Western District of Washington alleging aiding and abetting claims against the Bank associated with the provision of banking services to the bankrupt iCap Entities. The suit was filed on behalf of 488 investors with claims totaling approximately $90 million. Remaining investors may pursue their claims separately. The Bank intends to vigorously defend against any and all claims.

In August 2020, a class action complaint was filed in the United States District Court for the Northern District of California alleging aiding and abetting claims against the Bank associated with the failure of two commercial real estate investment companies, Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc., allegedly effected through a Ponzi scheme. Both companies maintained their primary deposit account relationship with the Bank’s Novato, Marin County, California branch office, acquired by the Bank from Circle Bank. The Bank's motion to dismiss was denied in January 2021, and its motion for summary judgment was denied in December 2022, and at the same time the District Court certified the plaintiffs' proposed class. Two other related cases were filed in 2023: one case alleges similar claims by two investors and was filed in May 2023 in Marin County Superior Court that was settled in February 2025 for a nominal sum; and another case was filed in June 2023 in the United States District Court for the Northern District of California alleging claims by ten investors with different investments than the class members and dismissed by the court for lack of standing in July 2024. Filing of these cases follows an SEC non-public investigation of Professional Financial Investors, Inc. and Professional Investors Security Fund, Inc. that commenced on May 28, 2020. Plaintiffs in the District Court class action case alleged damages resulting from the scheme of between $297 million and $368 million, including prejudgment interest. Trial in the District Court class action case commenced on February 3, 2025 and a mistrial was declared on March 4, 2025. The Bank subsequently engaged in a court ordered settlement conference, and a Notice of Settlement was filed on March 27, 2025, which contemplates a settlement payment of $55 million by the Bank, including any attorneys' fees or costs. The settlement was granted final court approval on September 11, 2025 and funded in October 2025.

As previously disclosed, in 2023, the Bank was informed by one of its technology service providers (the "Vendor") that a widely reported security incident involving MOVEit, a filesharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of the Bank's consumer and small business customers (the "Vendor Incident").

Other than the information described above, no account information for accounts at the Bank was compromised as a result of the Vendor Incident, and no information from the Bank's commercial customers was involved in the Vendor Incident. On June 22, 2023, the Bank sent an email to potentially affected consumer and small business customers informing them of the Vendor Incident. Between August 11, 2023, and August 15, 2023, the Vendor, on behalf of the Bank, initiated formal notice via U.S. Mail to the 429,252 Bank customers whose information was involved in the Vendor Incident. The Bank and the Vendor also notified applicable federal and state regulators regarding the Vendor Incident.

Beginning on August 18, 2023, some of the individuals who were notified of the Vendor Incident filed lawsuits against the Bank seeking monetary recovery and other relief on behalf of themselves and one or more putative classes of other individuals similarly situated. Two such cases were filed in federal court (the United States District Court for the Western District of Washington), one of which was later voluntarily dismissed without prejudice. Five such cases were filed in state court in Washington (the Washington Superior Court for Pierce County) and one case in state court in California (the California Superior Court for Contra Costa County). The state court cases were subsequently removed to federal court by the Bank. On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation, in view of the large number of lawsuits arising out of the MOVEit data incident in federal courts across the United States, initiated a multidistrict litigation ("MDL") for these cases to allow such cases to be transferred to one court for pre-trial proceedings. The MDL is titled In Re: MOVEit Customer Data Security Breach Litigation, MDL No. 3083 and is pending in the United States District Court for the District of Massachusetts as MDL No. 1:23-md-03083-ADB-PGL. All seven cases against the Bank have been transferred to the MDL as of January 29, 2024. The cases collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment, and violation of certain statutes, namely the Washington Consumer Protection Act, the California Consumer Legal Remedies Act, the California Consumer Privacy Act, and the California Unfair Competition Law. The Bank has also received claims by or on behalf of individuals in connection with the Vendor Incident. Such claims have the potential to give rise to additional litigation. The Bank has engaged defense counsel and intends to vigorously defend against these suits and any similar or related suits or claims. The Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. In addition to the settlement payment accrual noted above, the Company has $1 million accrued related to other legal matters as of September 30, 2025, which is recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets.

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

Concentrations of Credit Risk—The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, Colorado, and Utah. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 77% and 75% of the Bank's loan and lease portfolio for September 30, 2025 and December 31, 2024, respectively. CRE concentrations are managed to ensure geographic and business diversity, primarily in our footprint. The multifamily portfolio, including construction, represented approximately 24% and 19% of the total loan portfolio as of September 30, 2025 and December 31, 2024, respectively. The office portfolio represented approximately 8% of the total loan portfolio as of both September 30, 2025 and December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

Note 9 – Derivatives

The Bank uses derivatives primarily to manage interest rate and foreign currency risks. These instruments are not designated as accounting hedges; instead, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward delivery contracts is limited to the replacement cost of those forward delivery contracts in a gain position. There were no counterparty default losses on forward delivery contracts in the three and nine months ended September 30, 2025 and 2024. Market risk with respect to forward delivery contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward delivery contracts with broker-dealers. In the event the Company has forward delivery contracts commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward delivery contracts. As of September 30, 2025 and December 31, 2024, the Bank had commitments to originate mortgage loans held for sale totaling $59 million and $46 million, respectively, and forward sales commitments of $82 million and $77 million, respectively.

The Bank purchases interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of September 30, 2025, the Bank had $194 million notional of interest rate futures contracts and $36 million of mortgage-backed securities. As of December 31, 2024, the Bank had $187 million notional of interest rate futures contracts and $12 million of mortgage-backed securities related to this program.

The Bank executes interest rate swaps with commercial banking borrowers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2025, the Bank had interest rate swap assets with a notional amount of $4.5 billion and interest rate swap liabilities with a notional amount of $4.5 billion related to this program. As of December 31, 2024, the Bank had interest rate swap assets and interest rate swap liabilities, with notional amounts of $4.3 billion and $4.4 billion, respectively.

The Bank has collateral posting requirements for initial margins with its clearing houses and is required to post collateral against its obligations under these interest rate swaps of $89 million and $87 million as of September 30, 2025 and December 31, 2024, respectively.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain interest rate swap derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of September 30, 2025 and December 31, 2024, the variation margin netting adjustments for centrally cleared interest rate swaps consisted of derivative asset adjustments of $107 million and $174 million, respectively.

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

The Bank's derivative assets are included in other assets on the Condensed Consolidated Balance Sheets, while the derivative liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in millions)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate futures	$—	$—	$1	$3
Interest rate forward sales commitments	—	1	—	—
Interest rate swaps	88	107	193	277
Foreign currency derivatives	—	1	—	1
Total derivative assets and liabilities	$88	$109	$194	$281

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the periods indicated:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate lock commitments	$—	$1	$—	$—
Interest rate futures	—	5	5	(1)
Interest rate forward sales commitments	(1)	(2)	(2)	(1)
Interest rate swaps	—	(4)	(3)	(2)
Foreign currency derivatives	1	—	1	1
Total derivative gains (losses)	$—	$—	$1	$(3)

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

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
September 30, 2025
Derivative Assets
Interest rate swaps	$88	$—	$88	$9	$39	$40
Derivative Liabilities
Interest rate swaps	$193	$—	$193	$9	$7	$177

December 31, 2024
Derivative Assets
Interest rate swaps	$107	$—	$107	$6	$97	$4
Derivative Liabilities
Interest rate swaps	$277	$—	$277	$6	$—	$271

Note 10 – Earnings Per Common Share

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Due to the Pacific Premier acquisition, the Company now has restricted shares under share-based compensation plans that qualify as participating securities. As of September 30, 2025, the participating securities had no impact on EPS.

The following is a computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts, shares in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income allocated to common shares	$96	$146	$335	$390

Weighted average number of common shares outstanding - basic	237,838	208,545	218,694	208,435
Dilutive effect of share-based compensation	1,087	909	1,018	702
Weighted average number of common shares outstanding - diluted	238,925	209,454	219,712	209,137
Earnings per common share:
Basic	$0.40	$0.70	$1.53	$1.87
Diluted	$0.40	$0.70	$1.53	$1.87

The following table represents the weighted average outstanding restricted stock awards and units that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted stock awards and units	100	18	125	327

Note 11 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		September 30, 2025		December 31, 2024
(in millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,343	$2,343	$1,879	$1,879
Equity and other investment securities	1,2	112	112	78	78
Investment securities available for sale	1,2	11,013	11,013	8,275	8,275
Investment securities held to maturity	3	18	18	2	3
Loans held for sale	2	340	340	72	72
Loans and leases, net (1)	2,3	47,989	46,715	37,256	35,690
Restricted equity securities	1	119	119	150	150
Residential mortgage servicing rights	3	101	101	108	108
Derivatives	2,3	88	88	109	109
Financial liabilities:
Deposits	2	55,771	55,759	41,721	41,707
Securities sold under agreements to repurchase	2	167	167	237	237
Borrowings	2	2,300	2,300	3,100	3,102
Junior subordinated debentures, at fair value	3	331	331	331	331
Junior and other subordinated debentures, at amortized cost	3	107	108	108	104
Derivatives	1,2,3	194	194	281	281

(1) Loans and leases, net are classified as level 3, with the exception of loans originated as held for sale and transferred into loans held for investment of $76 million and $169 million as of September 30, 2025 and December 31, 2024, respectively, which are classified as level 2.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in millions)	September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$92	$61	$31	$—
Equity securities held in rabbi trusts	20	20	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,295	208	1,087	—
Obligations of states and political subdivisions	1,637	—	1,637	—
Mortgage-backed securities and collateralized mortgage obligations	8,081	—	8,081	—
Loans held for sale, at fair value	340	—	340	—
Loans and leases, at fair value	76	—	76	—
Residential mortgage servicing rights, at fair value	101	—	—	101
Derivatives
Interest rate swaps	88	—	88	—
Total assets measured at fair value	$11,730	$289	$11,340	$101
Financial liabilities:
Junior subordinated debentures, at fair value	$331	$—	$—	$331
Derivatives
Interest rate futures	1	1	—	—
Interest rate swaps	193	—	193	—
Total liabilities measured at fair value	$525	$1	$193	$331

(in millions)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62	$44	$18	$—
Equity securities held in rabbi trusts	16	16	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,423	321	1,102	—
Obligations of states and political subdivisions	1,026	—	1,026	—
Mortgage-backed securities and collateralized mortgage obligations	5,826	—	5,826	—
Loans held for sale, at fair value	72	—	72	—
Loans and leases, at fair value	169	—	169	—
Residential mortgage servicing rights, at fair value	108	—	—	108
Derivatives
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	107	—	107	—
Foreign currency derivatives	1	—	1	—
Total assets measured at fair value	$8,811	$381	$8,322	$108
Financial liabilities:
Junior subordinated debentures, at fair value	$331	$—	$—	$331
Derivatives
Interest rate futures	3	—	3	—
Interest rate swaps	277	—	277	—
Foreign currency derivatives	1	—	1	—
Total liabilities measured at fair value	$612	$—	$281	$331

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

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants. The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $5 million and $17 million for the three and nine months ended September 30, 2025, respectively, as compared to $6 million and $18 million for the three and nine months ended September 30, 2024, respectively.

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

Derivative Instruments— Derivatives include interest rate swaps, forward sales commitments, foreign currency derivatives, interest rate futures, and interest rate lock commitments. The fair values of these instruments generally fluctuate with changes in market interest rates. Interest rate swaps, forward sales commitments, and foreign currency derivatives are valued using dealer quotes and secondary market sources, and are classified as Level 2 fair value measurements. Interest rate futures are exchange-traded derivatives, valued at fair value using quoted settlement prices from the exchange, and are classified as Level 1. Interest rate lock commitments use a pull-through rate that is considered an unobservable input, so these are classified as Level 3 fair value measurements.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
September 30, 2025
Assets:
Residential mortgage servicing rights	$101	Discounted cash flow	Constant prepayment rate	5.77% - 31.32%	7.94%
			Discount rate	9.50% - 16.26%	10.20%
Liabilities:
Junior subordinated debentures	$331	Discounted cash flow	Credit spread	2.12% - 4.28%	3.08%

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2024
Assets:
Residential mortgage servicing rights	$108	Discounted cash flow	Constant prepayment rate	5.77% - 60.85%	6.92%
			Discount rate	9.50% - 16.16%	10.23%
Liabilities:
Junior subordinated debentures	$331	Discounted cash flow	Credit spread	1.46% - 4.15%	3.06%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the periods indicated:

	Three Months Ended
	September 30, 2025		September 30, 2024
(in millions)	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value
Beginning balance	$103	$(323)	$110	$(310)
Change included in earnings	(3)	(7)	(9)	(8)
Change in fair values included in comprehensive income/loss	—	(8)	—	(2)
Purchases and issuances	1	—	1	—
Sales and settlements	—	7	—	8
Ending balance	$101	$(331)	$102	$(312)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$—	$(7)	$(6)	$(8)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$(8)	$—	$(2)

	Nine Months Ended
	September 30, 2025		September 30, 2024
(in millions)	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value
Beginning balance	$108	$(331)	$109	$(316)
Change included in earnings	(12)	(20)	(11)	(23)
Change in fair values included in comprehensive income/loss	—	—	—	4
Purchases and issuances	5	—	4	—
Sales and settlements	—	20	—	23
Ending balance	$101	$(331)	$102	$(312)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(3)	$(20)	$(2)	$(23)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$—	$4

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses of $8 million for the three months ended September 30, 2025 were recorded net of tax as other comprehensive losses of $6 million. There was no impact for the nine months ended September 30, 2025. Comparatively, unrealized losses of $2 million and unrealized gains of $4 million were recorded net of tax as other comprehensive losses of $1 million and gains of $3 million for the three and nine months ended September 30, 2024, respectively. The change recorded for the three months ended September 30, 2025 was mainly due to changes in swap rates and credit spreads.

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

	September 30, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$17	$—	$—	$17

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$28	$—	$—	$28

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loans and leases	$17	$25	$72	$84

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	September 30, 2025			December 31, 2024
(in millions)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$340	$357	$(17)	$72	$71	$1
Loans held for investment	$76	$81	$(5)	$169	$201	$(32)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2025, the Company recorded no net change in fair value and a net increase in fair value of $1 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded a net increase in fair value of $1 million and $1 million, respectively.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2025, the Company recorded a net increase in fair value of $4 million and $11 million, respectively, as compared to a net decrease in fair value of $9 million and $3 million for the three and nine months ended September 30, 2024, respectively.

The Company selected the fair value measurement option for certain junior subordinated debentures originally issued by Umpqua Holdings Corporation prior to its merger with Columbia (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired by Umpqua Holdings Corporation from Sterling Financial Corporation prior to Umpqua Holdings Corporation's merger with Columbia, with changes in fair value recognized as a component of other comprehensive income. The remaining junior subordinated debentures were acquired through business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 12 – Income Taxes and Investment Tax Credits

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. The Company acquired a $94 million net deferred tax asset before purchase accounting adjustments in the acquisition of Pacific Premier, including $3 million of federal and state NOL. The acquisition triggered an "ownership change" as defined in Section 382 of the Internal Revenue Code and the Company is evaluating the effects. However, the Company believes it is more likely than not that it will be able to fully realize the benefit of its federal and state NOL and tax carryforwards and has not provided a valuation allowance against its deferred tax assets.

As of September 30, 2025, the Company had a net deferred tax asset of $392 million, which includes $5 million of federal and state NOL carry-forwards that will begin to expire in 2027.

The Company recorded income tax expense of $111 million and $136 million for the nine months ended September 30, 2025 and 2024, respectively, representing effective tax rates of 24.9% and 25.8%, respectively. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, was primarily attributable to a benefit recorded for the revaluation of the net deferred tax asset due to the effects of the acquisition of Pacific Premier.

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

The Company's investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction to income tax expense.

The Company records the investments in affordable housing partnerships of $328 million and $221 million as of September 30, 2025 and December 31, 2024, respectively, as a component of other assets on the Condensed Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $143 million and $95 million as of September 30, 2025 and December 31, 2024, respectively, which are recorded as a component of other liabilities on the Condensed Consolidated Balance Sheets. With its acquisition of Pacific Premier, the Company acquired $75 million in affordable housing partnership assets and $29 million in unfunded capital commitments related to these investments. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Income.

Note 13 – Segment Reporting

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

The CODM uses consolidated net income to evaluate income generated from segment assets in making decisions about the allocation of operating and capital resources. Net income is used to monitor budget versus actual results. The CODM also uses consolidated net income in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management's compensation.

The CODM is regularly provided with significant segment expense information at a level consistent with that disclosed in the Company's Condensed Consolidated Statements of Income.

Note 14 – Subsequent Event

On October 29, 2025, Columbia’s Board of Directors authorized a new share repurchase program for up to $700 million of the Company's common stock. Repurchases under this program may be executed in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans. The timing and exact amount of common share repurchases will be at the discretion of senior management and subject to various factors, including, without limitation, Columbia’s capital position, financial performance, market conditions, and regulatory considerations. The repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time by the Board of Directors. The authorization is effective through November 30, 2026.

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
•risks related to the acquisition of Pacific Premier including, among others, (i) diversion of management's attention from ongoing business operations and opportunities, (ii) cost savings and any revenue or expense synergies from the acquisition may not be fully realized or may take longer than anticipated to be realized, (iii) deposit attrition, customer or employee loss, and/or revenue loss as a result of the acquisition, and (iv) shareholder litigation that could negatively impact the Company's business and operations;
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

General

Columbia Banking System, Inc. (referred to in this Quarterly Report on Form 10-Q as "we," "our," "the Company" and "Columbia") is a registered financial holding company. On August 31, 2025, Columbia completed its previously announced acquisition of Pacific Premier.

Effective September 1, 2025, the Bank began serving customers under its unified "Columbia Bank" name and brand. This strategic transition streamlines our identity across all business lines including Columbia Wealth Management, Columbia Trust Company, Columbia Private Bank, Columbia Wealth Advisors, and Columbia Private Trust making it easier for customers to recognize and engage with the full breadth of our services.

Columbia Bank is the largest bank headquartered in the Northwest and one of the largest banks headquartered in the West, with locations in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. The Company's wholly owned banking subsidiary provides a comprehensive range of banking, private banking, mortgage, and other financial services to corporate, institutional, small business, and individual customers. FinPac, a commercial equipment leasing company, is a subsidiary of Columbia Bank.

The Company and its subsidiaries are subject to regulation and regular examination by various state and federal agencies. Columbia Bank is an Oregon state-chartered commercial bank, and its deposits are insured in whole or in part by the FDIC.

Executive Overview

Acquisition of Pacific Premier

•On August 31, 2025, the Company completed its all-stock acquisition of Pacific Premier, the parent company of Pacific Premier Bank, National Association. Pursuant to the terms of the acquisition agreement, Pacific Premier stockholders received 0.9150 of a share of Columbia common stock for each share of Pacific Premier common stock they held. Integration efforts are progressing as planned, supported by comprehensive cross-company teams led by Columbia's Integration Management Office. The acquisition rounds out our Western footprint and strengthens our presence as a leading financial institution in the western United States. It also expands our product and service offerings, enabling us to deliver more comprehensive, needs-based financial solutions to both existing and prospective customers.

The following is a discussion of our results for the three and nine months ended September 30, 2025, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.40 for the three months ended September 30, 2025, as compared to $0.73 for the three months ended June 30, 2025. The decrease was primarily attributable to higher non-interest expense, largely driven by merger and restructuring expenses related to the acquisition of Pacific Premier, as well as an increase in provision expense due to the initial provision for non-PCD loans acquired from Pacific Premier. These impacts were partially offset by higher net interest income, reflecting one month of income from the combined organization.

•Net interest margin, on a tax-equivalent basis, was 3.84% for the three months ended September 30, 2025, as compared to 3.75% for the three months ended June 30, 2025, due to one month operating as a combined company and a favorable shift into lower-cost funding sources, which reduced deposit costs. The average cost of interest-bearing deposits declined by 9 basis points to 2.43%, reflecting proactive rate management following the Federal Reserve's September rate cut and a reduction in brokered deposits. Additionally, the amortization of Pacific Premier's time deposit premiums contributed approximately $4 million to net interest income. Overall, the cost of interest-bearing liabilities declined to 2.65%, a 13-basis-point decrease from the prior quarter, as a reduction in the balance of borrowings provided further benefit.

•Non-interest income was $77 million for the three months ended September 30, 2025, as compared to $65 million for the three months ended June 30, 2025. The increase was driven by one month operating as a combined company and quarterly changes in fair value adjustments and MSR hedging activity, due to interest rate fluctuations during the quarter, resulting in a net fair value gain of $5 million in the third quarter compared to a net fair value loss of $1 million in the prior quarter.

•Non-interest expense was $393 million for the three months ended September 30, 2025, an increase of $115 million as compared to the three months ended June 30, 2025, primarily due to an increase of $79 million in merger and restructuring expenses compared to the prior quarter and one month operating as a combined company.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.53 for the nine months ended September 30, 2025, as compared to $1.87 for the nine months ended September 30, 2024. The decline reflects higher non-interest expense, including a legal settlement and one-time merger and restructuring expenses, and increased provision expense related to the initial provision for non-PCD loans. These impacts were partially offset by higher net interest income, driven by one month of combined operations following the Pacific Premier acquisition.

•Net interest margin, on a tax-equivalent basis, was 3.73% for the nine months ended September 30, 2025, as compared to 3.55% for the nine months ended September 30, 2024. The increase reflects lower funding costs and a favorable shift toward lower-cost customer deposits from higher-cost wholesale funding, partially offset by lower earning asset yields from fluctuating interest rates and product repricing between periods. The amortization of Pacific Premier's time deposit premiums contributed approximately $4 million to net interest income during September 2025.

•Non-interest income was $208 million for the nine months ended September 30, 2025, as compared to $161 million for the nine months ended September 30, 2024. The increase was driven by changes in fair value adjustments and growth in customer-related fee income, as well as one month operating as a combined company. The change in fair value included a net gain of $14 million related to loans held for sale and MSR hedging activity for the nine months ended September 30, 2025, compared to a net loss of $7 million for the nine months ended September 30, 2024.

•Non-interest expense was $1.0 billion for the nine months ended September 30, 2025, as compared to $838 million for the nine months ended September 30, 2024. The increase was primarily driven by an $88 million increase in merger and restructuring expense to $109 million, primarily related to the Pacific Premier acquisition, one month of combined operations, higher salaries and employee benefits, increased software costs, and a $55 million accrual for a legal settlement.

Comparison of current period end to prior year end

•Total loans and leases were $48.5 billion as of September 30, 2025, an increase of $10.8 billion as compared to December 31, 2024. The increase was driven by loans acquired through the Pacific Premier acquisition, partially offset by runoff in commercial development and transactional loans, as well as the transfer of $282 million in residential real estate loans to held-for-sale.

•Total deposits were $55.8 billion as of September 30, 2025, an increase of $14.1 billion as compared to December 31, 2024. The growth was driven by the addition of Pacific Premier deposits and organic increases from recent small business and retail deposit campaigns, partially offset by a reduction in brokered deposits.

•Total consolidated assets were $67.5 billion as of September 30, 2025, as compared to $51.6 billion as of December 31, 2024. The increase was primarily due to $16.7 billion in assets acquired through the Pacific Premier acquisition, with the majority of the growth concentrated in loans and investment securities.

Credit Quality

•Non-performing assets were $199 million, or 0.29% of total assets, as of September 30, 2025, as compared to $170 million, or 0.33% of total assets, as of December 31, 2024. Non-performing loans and leases were $196 million, or 0.40% of total loans and leases, as of September 30, 2025, compared to $167 million, or 0.44% of total loans and leases, as of December 31, 2024. As of September 30, 2025, non-performing loans included $70 million in government guarantees. The increases in non-performing assets and loans primarily reflect assets acquired through the Pacific Premier acquisition.

•The ACL was $492 million as of September 30, 2025, an increase of $51 million from December 31, 2024. The change reflects loan growth from the Pacific Premier acquisition, updated economic forecasts incorporated into credit models, and includes $5 million related to PCD loans booked at closing, which did not impact earnings.

•Provision for credit losses was $70 million and $127 million for the three and nine months ended September 30, 2025, as compared to $30 million for the three months ended June 30, 2025 and $78 million for the nine months ended September 30, 2024. The increase in the provision includes an initial provision for acquired non-PCD loans and unfunded commitments and recalibration of credit models to incorporate Pacific Premier's historical data, and changes in economic forecasts used in the ACL methodology.

Liquidity

•Total cash and cash equivalents were $2.3 billion as of September 30, 2025, an increase of $464 million from December 31, 2024. The Company actively manages its cash position as part of its strategy to maintain a high-quality liquid asset position that supports balance sheet flexibility, funds growth in lending and investment portfolios, and enables deleveraging the balance sheet by decreasing debt and non-deposit liabilities as economic conditions allow.

•Including secured off-balance sheet lines of credit, total available liquidity was $26.7 billion as of September 30, 2025, representing 40% of total assets, 48% of total deposits, and 130% of estimated uninsured deposits.

Capital

•The Company's total risk-based capital ratio was 13.4% and its common equity tier 1 ("CET1") capital ratio was 11.6% as of September 30, 2025. As of December 31, 2024, the Company's total risk-based capital ratio was 12.8% and its CET1 capital ratio was 10.5%.

•Columbia paid a quarterly cash dividend of $0.36 per common share to shareholders on September 15, 2025.

•On October 29, 2025, Columbia's Board of Directors authorized the repurchase of up to $700 million of the Company's common stock under a new repurchase plan, which will expire on November 30, 2026. The timing and amount of common share repurchases will be at the discretion of senior management and subject to various factors, including, without limitation, Columbia’s capital position, financial performance, market conditions, and regulatory considerations. Columbia’s strong capital position supports the expansion of a capital return strategy. We anticipate continued profitability and capital generation, enabling us to execute share repurchases while investing in organic growth and optimizing the balance sheet, consistent with our long-term commitment to shareholder value.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

Management believes that the estimate for ACL is important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the ACL methodology estimate during the nine months ended September 30, 2025.

As a result of the recent acquisition, the Company has identified a new critical accounting estimate related to the fair value measurement of assets acquired and liabilities assumed. Management believes the estimates and assumptions used in determining these fair values, particularly for loans, intangible assets, and goodwill, are significant to understanding the Company's financial condition and results of operations. These estimates require complex and subjective judgments, and accordingly, management considers them to be critical accounting estimates.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Under this approach, the acquired company's assets and liabilities are recorded at fair value as of the acquisition date, except where otherwise specified by applicable accounting standards. Any excess of the purchase price over the fair value of net identifiable assets is recognized as goodwill. The operating results of the acquired entity are included in the Company's financial statements beginning on the acquisition date.

Management applies significant judgment and estimates in valuing acquired assets and liabilities, including assumptions related to projected cash flows, repayment and default rates, discount rates, and realizable collateral values. For PCD loans, the ACL is recognized at acquisition. For non-PCD assets, the ACL is recorded as a provision for credit losses in the same reporting period. Fair value adjustments are subsequently amortized or accreted over the estimated life of the related assets or liabilities.

Fair value determinations may involve the use of third-party valuation specialists and are based on management's assumptions regarding growth rates, customer attrition, market-based earnings multiples, and other relevant factors. Preliminary fair values may be adjusted post-acquisition if new information becomes available about conditions that existed at the acquisition date. Such adjustments are recognized in the reporting period in which they are identified.

Valuation of certain assets and liabilities, such as loans, deposits, and identifiable intangibles, may involve significant judgment due to the absence of active markets. Changes in assumptions or adverse economic conditions could materially affect these valuations, including goodwill, and may result in future impairment charges.

Results of Operations

Comparison of current quarter to prior quarter

The Company had net income of $96 million for the three months ended September 30, 2025, compared to net income of $152 million for the three months ended June 30, 2025. The decrease in net income was mainly attributable to an increase of $115 million in non-interest expense, due mainly to higher merger and restructuring expense, as well as higher expense as a result of the acquisition of Pacific Premier, which included one month of combined operations. There was also an increase in the provision driven by the $70 million initial provision related to non-PCD loans and unfunded commitments from the acquisition of Pacific Premier. The decrease in net income was partially offset by an increase of $59 million in net interest income reflecting the impact of one month as a combined company in the current period.

Comparison of current year-to-date to prior year period

For the nine months ended September 30, 2025, the Company had net income of $335 million, compared to net income of $390 million for the same period in the prior year. The decrease in net income was mainly attributable to an increase in non-interest expense and provision for credit losses, partially offset by increases in net interest income and non-interest income. Non-interest expense increased $173 million, primarily driven by increased merger and restructuring expenses, salaries and employee benefits, and software expenses, associated with the acquisition, as well as a $55 million accrual for a legal settlement. The provision increased mainly due to an initial provision for acquired non-PCD loans and unfunded commitments and a recalibration of our models to incorporate historical Pacific Premier data into our ACL assumptions, where applicable. The increase of $95 million in net interest income reflects lower funding costs, partially offset by lower interest income in the period.

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

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Return on average assets	0.67%	1.19%	0.84%	1.00%
Return on average common shareholders' equity	6.19%	11.56%	8.06%	10.42%
Return on average tangible common shareholders' equity	8.58%	16.03%	11.22%	15.27%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$6,157	$5,287	$5,557	$5,005
Less: average goodwill and other intangible assets, net	1,719	1,472	1,565	1,589
Average tangible common shareholders' equity	$4,438	$3,815	$3,992	$3,416

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(in millions)	September 30, 2025	December 31, 2024
Total shareholders' equity	$7,790	$5,118
Less: Goodwill	1,481	1,029
Less: Other intangible assets, net	754	484
Tangible common shareholders' equity	$5,555	$3,605

Total assets	$67,496	$51,576
Less: Goodwill	1,481	1,029
Less: Other intangible assets, net	754	484
Tangible assets	$65,261	$50,063

Total shareholders' equity to total assets ratio	11.54%	9.92%
Tangible common equity to tangible assets ratio	8.51%	7.20%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended September 30, 2025 was $505 million, an increase of $59 million compared to the three months ended June 30, 2025. The increase was driven by a $70 million increase in interest income, largely reflective of the impact of one month as a combined company in the current period, partially offset by an increase in interest expense due to the addition of deposit balances from the acquisition of Pacific Premier.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.84% for the three months ended September 30, 2025, as compared to 3.75% for the three months ended June 30, 2025. The increase primarily reflects the impact of one month as a combined company in the current period as well as lower cost of interest-bearing deposits. A favorable shift in Columbia's funding mix also contributed to the increase.

The cost of interest-bearing deposits for the three months ended September 30, 2025 was 2.43%, a decrease of 9 basis points compared to the three months ended June 30, 2025, reflecting our proactive management of deposit rates ahead of and following a 25-basis point reduction in the federal funds rate in mid-September, and a reduction in higher-cost brokered deposits during the period. The cost of interest-bearing deposits in September also benefited from the amortization of a premium related to Pacific Premier's time deposits, which will continue through December 31, 2025 at an equivalent monthly amount. The amortization contributed $4 million to net interest income during September, and favorably impacted deposit rates. The cost of interest-bearing liabilities for the three months ended September 30, 2025 was 2.65%, a decrease of 13 basis points compared to the three months ended June 30, 2025.

Comparison of current year-to-date to prior year period

Net interest income for the nine months ended September 30, 2025 was $1.4 billion, an increase of $95 million compared to the nine months ended September 30, 2024. The increase in net interest income was driven by a decrease of $116 million in interest expense mainly due to lower interest rates driven by the reductions in the federal funds rate of 125 basis points since the first part of 2024, which resulted in lower rates on interest-bearing liabilities, partially offset by lower yields on interest-earning assets for the nine months ended September 30, 2025 compared to the prior-year period.

The net interest margin on a fully tax-equivalent basis was 3.73% for the nine months ended September 30, 2025, as compared to 3.55% for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 compared to the prior year period was due primarily to lower funding costs, partially offset by lower earning yields. A favorable balance sheet mix shift to lower-cost customer deposits from higher-cost wholesale funding sources between periods contributed positively to net interest margin. The cost of interest-bearing liabilities was 2.74% for the nine months ended September 30, 2025, compared to 3.28% for the nine months ended September 30, 2024, a decrease of 54 basis points, due mainly to a favorable shift in Columbia's funding mix and reductions in the federal funds rate. The yield on loans and leases for the nine months ended September 30, 2025 and 2024 was 5.96% and 6.18%, respectively, a decrease of 22 basis points, primarily due to the declining rate environment, partially offset by a relative increase in average loan balances as a percentage of average earning asset balances.

The Federal Reserve lowered the target range for the federal funds rate by 0.50% in September 2024 and an additional 0.25% in both November and December 2024. In September 2025, the Federal Reserve again decreased the target for the federal funds rate by 0.25%. The balance sheet remained in a slightly liability-sensitive position as of September 30, 2025. We expect customer deposit balance trends to be a driver of net interest margin performance, as we continue to target a lower funding contribution from wholesale sources, like FHLB advances and brokered deposits.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the periods presented:

	Three Months Ended
	September 30, 2025			June 30, 2025
(in millions)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$80	$1	7.14%	$67	$1	6.66%
Loans and leases (1)	41,164	618	5.96%	37,648	563	6.00%
Taxable securities	8,523	93	4.35%	7,937	83	4.22%
Non-taxable securities (2)	950	10	4.26%	798	8	3.95%
Temporary investments and interest-bearing cash	1,793	20	4.40%	1,421	16	4.46%
Total interest-earning assets (1), (2)	52,510	$742	5.62%	47,871	$671	5.62%
Goodwill and other intangible assets	1,719			1,472
Other assets	2,594			2,209
Total assets	$56,823			$51,552
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$9,630	$53	2.17%	$8,480	$48	2.28%
Money market deposits	13,476	83	2.46%	11,783	72	2.46%
Savings deposits	2,358	1	0.16%	2,287	1	0.13%
Time deposits	6,481	58	3.57%	6,126	59	3.85%
Total interest-bearing deposits	31,945	195	2.43%	28,676	180	2.52%
Repurchase agreements and federal funds purchased	176	1	2.15%	186	1	2.06%
Borrowings	2,648	30	4.54%	3,058	35	4.53%
Junior and other subordinated debentures	430	9	7.99%	428	8	8.05%
Total interest-bearing liabilities	35,199	$235	2.65%	32,348	$224	2.78%
Non-interest-bearing deposits	14,627			13,123
Other liabilities	840			794
Total liabilities	50,666			46,265
Common equity	6,157			5,287
Total liabilities and shareholders' equity	$56,823			$51,552
NET INTEREST INCOME (2)		$507			$447
NET INTEREST SPREAD (2)			2.97%			2.84%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.84%			3.75%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2 million for the three months ended September 30, 2025, as compared to approximately $1 million for the three months ended June 30, 2025.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(in millions)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$69	$3	6.74%	$67	$3	6.56%
Loans and leases (1)	38,843	1,733	5.96%	37,601	1,745	6.18%
Taxable securities	8,053	248	4.11%	7,954	239	4.01%
Non-taxable securities (2)	856	26	4.04%	835	24	3.77%
Temporary investments and interest-bearing cash	1,570	52	4.44%	1,738	71	5.48%
Total interest-earning assets (1), (2)	49,391	$2,062	5.58%	48,195	$2,082	5.76%
Goodwill and other intangible assets	1,565			1,589
Other assets	2,340			2,241
Total assets	$53,296			$52,025
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$8,832	$147	2.23%	$8,166	$162	2.66%
Money market deposits	12,295	225	2.44%	10,850	227	2.79%
Savings deposits	2,332	2	0.13%	2,574	3	0.14%
Time deposits	6,249	178	3.81%	6,345	222	4.67%
Total interest-bearing deposits	29,708	552	2.49%	27,935	614	2.93%
Repurchase agreements and federal funds purchased	192	3	2.09%	217	4	2.40%
Borrowings	2,913	101	4.63%	3,898	150	5.15%
Junior and other subordinated debentures	432	26	7.99%	419	30	9.44%
Total interest-bearing liabilities	33,245	$682	2.74%	32,469	$798	3.28%
Non-interest-bearing deposits	13,668			13,622
Other liabilities	826			929
Total liabilities	47,739			47,020
Common equity	5,557			5,005
Total liabilities and shareholders' equity	$53,296			$52,025
NET INTEREST INCOME (2)		$1,380			$1,284
NET INTEREST SPREAD (2)			2.84%			2.48%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.73%			3.55%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4 million for the nine months ended September 30, 2025, as compared to approximately $3 million for the same period in 2024.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Nine Months Ended
	September 30, 2025 compared to June 30, 2025			September 30, 2025 compared to September 30, 2024
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in millions)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$—	$—	$—	$—	$—	$—
Loans and leases	58	(3)	55	55	(67)	(12)
Taxable securities	7	3	10	3	6	9
Non-taxable securities (1)	1	1	2	1	1	2
Temporary investments and interest-bearing cash	4	—	4	(7)	(12)	(19)
Total interest-earning assets (1)	70	1	71	52	(72)	(20)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	8	(3)	5	13	(28)	(15)
Money market deposits	11	—	11	30	(32)	(2)
Savings deposits	—	—	—	(1)	—	(1)
Time deposits	3	(4)	(1)	(3)	(41)	(44)
Repurchase agreements and federal funds purchased	—	—	—	(1)	—	(1)
Borrowings	(5)	—	(5)	(38)	(11)	(49)
Junior and other subordinated debentures	1	—	1	1	(5)	(4)
Total interest-bearing liabilities	18	(7)	11	1	(117)	(116)
Net increase in net interest income (1)	$52	$8	$60	$51	$45	$96
(1) Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $70 million provision for credit losses for the three months ended September 30, 2025, as compared to a $30 million provision for the three months ended June 30, 2025. The September 30, 2025 provision was $70 million, which was attributed to the acquired non-PCD loans and unfunded commitments and includes $5 million related to Pacific Premier PCD loans booked at acquisition closing, and updated economic forecasts incorporated into credit models. Offsetting adjustments were recognized at both the Bank and FinPac, reflecting routine provisioning and recapture activity within the overall allowance methodology. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended September 30, 2025 was 0.67%, as compared to 0.31% for the three months ended June 30, 2025.

For the three months ended September 30, 2025 and June 30, 2025, net charge-offs were $22 million and $29 million, respectively. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended September 30, 2025 were 0.21%, as compared to 0.31% for the three months ended June 30, 2025. Net charge-offs in the FinPac portfolio were $16 million for the three months ended September 30, 2025, a $2 million increase from the three months ended June 30, 2025. Exclusive of the FinPac portfolio, net charge-offs were $6 million, as compared to $15 million in the prior period.

Comparison of current year-to-date to prior year period

The Company had a $127 million provision for credit losses for the nine months ended September 30, 2025, as compared to $78 million for the nine months ended September 30, 2024. The increase was driven by the $70 million provision for credit losses attributed to the acquired non-PCD loans and unfunded commitments and includes $5 million related to Pacific Premier PCD loans booked at acquisition closing, and updated economic forecasts incorporated into credit models. Offsetting adjustments were recognized at both the Bank and FinPac, reflecting routine provisioning and recapture activity within the overall allowance methodology. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the nine months ended September 30, 2025 was 0.44%, as compared to 0.28% for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, net charge-offs were $81 million, as compared to $104 million for the nine months ended September 30, 2024. As an annualized percentage of average outstanding loans and leases, net charge-offs for the nine months ended September 30, 2025 were 0.28%, as compared to 0.37% for the nine months ended September 30, 2024. Exclusive of the FinPac portfolio, net charge-offs were $47 million for the nine months ended September 30, 2025, as compared to $68 million for the nine months ended September 30, 2024, which is reflective of continued improvement of the lease portfolio. Net charge-offs were $34 million for the Bank for the nine months ended September 30, 2025 and 2024.

Typically, loans in a non-accrual status will not have an ACL as they will be written down to their net realizable value or charged off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the LGD calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an ACL amount until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $17 million as of September 30, 2025 have a related ACL of $15 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2025	June 30, 2025	Change Amount	Change Percent	September 30, 2025	September 30, 2024	Change Amount	Change Percent
Service charges on deposits	$21	$20	$1	5%	$60	$53	$7	13%
Card-based fees	15	14	1	7%	42	42	—	—%
Financial services and trust revenue	9	6	3	50%	20	15	5	33%
Residential mortgage banking revenue, net	7	8	(1)	(13)%	24	17	7	41%
Gain on investment securities, net	2	—	2	nm	4	1	3	300%
Loss on loan and lease sales, net	—	—	—	nm	—	(1)	1	nm
Gain (loss) on certain loans held for investment, at fair value	4	—	4	nm	11	(3)	14	nm
Bank-owned life insurance income	6	5	1	20%	16	14	2	14%
Other income	13	12	1	8%	31	23	8	35%
Total non-interest income	$77	$65	$12	18%	$208	$161	$47	29%
nm = Not meaningful

Comparison of current quarter to prior quarter

The increase in non-interest income is generally attributable to one month of combined operations following the acquisition of Pacific Premier. Quarterly changes in fair value adjustments also contributed to the increase in non-interest income between periods.

Comparison of current year-to-date to prior year period

Residential mortgage banking revenue increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The variance was driven by the MSR hedge gain of $5 million during the nine months ended September 30, 2025, as compared to a loss of $1 million in the nine months ended September 30, 2024, with changes in the fair value of the MSR asset reported in non-interest income consistent between periods.

Gain (loss) on certain loans held for investment, at fair value for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, increased due to interest rate fluctuations between periods that resulted in a gain of $11 million in the current period, as compared to a loss of $3 million in the prior year period.

Other income increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a favorable change related to swap customer fee revenue and related income of $8 million between periods.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2025	June 30, 2025	Change Amount	Change Percent	September 30, 2025	September 30, 2024	Change Amount	Change Percent
Salaries and employee benefits	$171	$155	$16	10%	$471	$447	$24	5%
Occupancy and equipment, net	54	47	7	15%	149	135	14	10%
Communications	3	4	(1)	(25)%	10	11	(1)	(9)%
Marketing	4	3	1	33%	10	7	3	43%
Services	15	12	3	25%	42	39	3	8%
Deposit costs	6	2	4	200%	10	6	4	67%
FDIC assessments	8	8	—	—%	24	33	(9)	(27)%
Intangible amortization	31	26	5	19%	85	90	(5)	(6)%
Merger and restructuring expense	87	8	79	nm	109	21	88	419%
Legal settlement	—	—	—	nm	55	—	55	nm
Other expenses	14	13	1	8%	46	49	(3)	(6)%
Total non-interest expense	$393	$278	$115	41%	$1,011	$838	$173	21%
nm = Not meaningful

The increase in non-interest expense is generally attributable to there being one month of higher expense as result of the acquisition of Pacific Premier, which included one month of combined operations.

Comparison of current quarter to prior quarter

Salaries and employee benefits increased during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, driven by additional expenses associated with the larger employee base as a result of the acquisition of Pacific Premier, with one month as a combined organization.
Deposit costs increased during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, primarily related to one month of combined operations, with HOA-related fees being the driver of the increase. HOA deposit costs primarily reflect pricing arrangements with third-party entities that manage HOA accounts. These costs are variable and tied to account activity and transaction volume. This upward trend is expected to continue, as HOA-related fees are expected to be $10 million quarterly. Columbia's acquisition of Pacific Premier expanded the Company's HOA banking business, which contributes low-cost deposits to our funding base and provides other business-generating opportunities.

Intangible amortization increased during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, due to amortization of the core deposit intangibles associated with the acquisition of Pacific Premier. This upward trend is expected to continue; refer to Note 6 - Goodwill and Other Intangible Assets for the table detailing expected amortization expense for intangible assets.
Merger and restructuring expense increased during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, driven by personnel costs and legal and professional fees. Merger and restructuring expenses are expected to remain elevated through system integration in the first quarter of 2026. Post-integration, we anticipate realizing cost synergies that will reduce overall expense levels.

Comparison of current year-to-date to prior year period
Salaries and employee benefits increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, driven by additional expenses associated with the larger employee base as a result of the acquisition of Pacific Premier, with one month as a combined organization, as well as increases to incentive payouts and compensation costs related to stock awards.
Occupancy and equipment, net increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in branch locations and software costs related to the acquisition of Pacific Premier.
FDIC assessments decreased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due mainly to the $6 million in FDIC special assessment expense in the first half of 2024 that was not repeated in the current period, as well as a reversal of prior FDIC assessment expense during the current period.
Merger and restructuring expense increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, driven by personnel costs and legal and professional fees. Refer to Note 2 – Business Combinations for the breakout of acquisition expenses.
Legal settlement increased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the $55 million accrual related to a legal settlement reached in the first quarter of 2025. Refer to Note 8 – Commitments and Contingencies for further information.
Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2025 was 19.3% and 24.9%, respectively, as compared to 25.1% for the three months ended June 30, 2025 and 25.8% for the nine months ended September 30, 2024. The effective tax rates differed from the statutory rate principally because of state taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the three and nine months ended September 30, 2025, compared to the three months ended June 30, 2025 and the nine months ended September 30, 2024, was primarily attributable to a benefit recorded for the revaluation of the net deferred tax asset due to the effects of the acquisition of Pacific Premier.

FINANCIAL CONDITION

Debt Securities

Investment debt securities available for sale were $11.0 billion as of September 30, 2025, compared to $8.3 billion as of December 31, 2024. The increase was primarily due to $2.8 billion in securities acquired in connection with the acquisition of Pacific Premier, sales of $1.8 billion of acquired investment securities, purchases of $2.2 billion in securities, and an increase of $262 million in fair value of investment securities available for sale, due to lower rates during the period.

The following tables present the par value, amortized cost, and fair values of investment debt securities as available for sale and held to maturity by major type as of the dates presented:

	September 30, 2025				December 31, 2024
(in millions)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,321	$1,332	$1,295	12%	$1,486	$1,496	$1,423	17%
Obligations of states and political subdivisions	1,901	1,621	1,637	15%	1,115	1,055	1,026	12%
Mortgage-backed securities and collateralized mortgage obligations	8,990	8,381	8,081	73%	6,701	6,307	5,826	71%
Total available for sale securities	$12,212	$11,334	$11,013	100%	$9,302	$8,858	$8,275	100%
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$11	$18	$18	100%	$3	$2	$3	100%
Total held to maturity securities	$11	$18	$18	100%	$3	$2	$3	100%

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

As of September 30, 2025, the available for sale investment portfolio had gross unrealized losses of $410 million. Unrealized losses consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $349 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of September 30, 2025.

Loans and Leases

Total loans and leases outstanding as of September 30, 2025 were $48.5 billion, an increase of $10.8 billion as compared to December 31, 2024. The increase was driven by $11.4 billion in loans acquired through the Pacific Premier acquisition, partially offset by runoff in commercial development and transactional loans, as well as the transfer of $282 million in residential mortgage loans to held-for-sale. The loan-to-deposit ratio was 87% and 90% as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the concentration distribution of the loan and lease portfolio as of the dates presented:

	September 30, 2025		December 31, 2024
(in millions)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term	$8,444	18%	$6,278	17%
Owner occupied term	7,361	15%	5,270	14%
Multifamily	10,377	21%	5,804	15%
Construction & development	2,071	4%	1,983	5%
Residential development	367	1%	232	1%
Commercial
Term	6,590	14%	5,538	15%
Lines of credit & other	3,582	7%	2,770	7%
Leases & equipment finance	1,614	3%	1,661	4%
Residential
Mortgage	5,722	12%	5,933	16%
Home equity loans & lines	2,153	4%	2,032	5%
Consumer & other	181	1%	180	1%
Total, net of deferred fees and costs	$48,462	100%	$37,681	100%

Loan Origination/Risk Management

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Commercial Real Estate and Commercial Loans

CRE and commercial loans are the largest classifications within earning assets, representing 41% and 21%, respectively, of average earning assets at September 30, 2025 and 41% and 20%, respectively, at December 31, 2024.

Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptionally high credit quality. Non-performing loans in the CRE and commercial portfolios include $37 million in government guarantees, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The CRE portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale CRE properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations, and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. As of September 30, 2025, approximately 26% of the outstanding principal balance of our CRE loan portfolio, which includes multifamily properties, were secured by owner-occupied properties.

As of September 30, 2025, the CRE loan portfolio was $28.6 billion, an increase of $9.1 billion compared to December 31, 2024, driven primarily by loans acquired through the Pacific Premier acquisition, partially offset by a reduction in transactional balances. CRE concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic and business diversity, primarily in our footprint.

The following table provides detail on CRE loans by property type:

	September 30, 2025			December 31, 2024
(in millions)	Outstanding	Non-accrual (1)	% of Non-Accrual to Total CRE	Outstanding	Non-accrual (1)	% of Non-Accrual to Total CRE
CRE by property type:
Multifamily	$11,858	$—	—%	$7,312	$—	—%
Office	3,734	22	0.08%	2,874	10	0.05%
Industrial	4,058	4	0.01%	2,981	5	0.03%
Retail	2,681	13	0.05%	2,000	2	0.01%
Special Purpose	2,043	5	0.02%	1,317	15	0.08%
Hotel/Motel	994	2	0.01%	724	—	—%
Other	3,252	7	0.02%	2,359	7	0.03%
Total CRE loans	$28,620	$53	0.19%	$19,567	$39	0.20%
(1) CRE non-accrual loans are inclusive of government guarantees of $18 million and $16 million as of September 30, 2025 and December 31, 2024, respectively.

The following table provides detail on the geographic distribution of our CRE portfolio as of the periods indicated:

	September 30, 2025		December 31, 2024
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$9,356	33%	$3,753	19%
Puget Sound	4,123	14%	3,712	19%
Portland Metro	3,138	11%	2,644	14%
Oregon Other	2,984	10%	2,909	15%
Northern California (excluding the Bay Area)	2,315	8%	2,028	10%
Bay Area	1,866	7%	1,404	7%
Washington Other	1,467	5%	1,298	7%
Other	3,371	12%	1,819	9%
Total CRE loans	$28,620	100%	$19,567	100%

Loans secured by multifamily properties, including construction, represented 24% and 19% of the total loan portfolio at September 30, 2025 and December 31, 2024, respectively. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 8% of our total loan portfolio at both September 30, 2025 and December 31, 2024, and were comprised of 55% non-owner occupied, 43% owner occupied, and 2% construction loans at September 30, 2025, compared to 57% non-owner occupied, 40% owner occupied, and 3% construction loans at December 31, 2024.

The following table provides detail on the geographic distribution of our CRE secured by office properties:

	September 30, 2025		December 31, 2024
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$1,229	33%	$582	20%
Puget Sound	558	15%	579	20%
Oregon Other	465	12%	460	16%
Portland Metro	403	11%	345	12%
Northern California (excluding the Bay Area)	311	8%	313	11%
Bay Area	179	5%	166	6%
Washington Other	158	4%	150	5%
Other	431	12%	279	10%
Total CRE loans secured by office properties	$3,734	100%	$2,874	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. We focus on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of September 30, 2025, commercial loans held in our loan portfolio were $11.8 billion, an increase of $1.8 billion compared to December 31, 2024, driven primarily by loans acquired through the Pacific Premier acquisition and an organic increase in commercial lines of credit.

The leases and equipment finance portfolio represented approximately 14% and 17% of the commercial portfolio and 3% and 4% of the total loan portfolio as of September 30, 2025 and December 31, 2024, respectively. Net charge-offs in the FinPac lease portfolio were $16 million for the three months ended September 30, 2025, as compared to $14 million for the three months ended June 30, 2025. Net charge-offs were down $11 million in the remaining commercial portfolio from the prior quarter, which included the charge-off of a loan with a previously established reserve.

The following table provides detail on commercial loans and leases by industry type:

	September 30, 2025			December 31, 2024
(in millions)	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total Commercial	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total Commercial
Commercial loans and leases by industry type:
Agriculture	$977	$23	0.20%	$899	$7	0.07%
Contractors	951	6	0.05%	771	6	0.06%
Dentist	649	—	—%	680	1	0.01%
Finance/Insurance	973	—	—%	743	—	—%
Gaming	1,080	—	—%	828	2	0.02%
Healthcare	512	3	0.03%	471	2	0.02%
Manufacturing	1,010	8	0.07%	702	2	0.02%
Professional	430	2	0.02%	372	1	0.01%
Public Admin	708	—	—%	598	—	—%
Rental and leasing	754	—	—%	640	—	—%
Retail	326	10	0.08%	283	15	0.15%
Support Services	495	1	0.01%	437	1	0.01%
Transportation/Warehousing	737	7	0.06%	764	12	0.12%
Wholesale	894	2	0.02%	743	3	0.03%
Other	1,290	5	0.04%	1,038	5	0.06%
Total commercial portfolio	$11,786	$67	0.57%	$9,969	$57	0.57%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $19 million and $25 million as of September 30, 2025 and December 31, 2024, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of September 30, 2025, residential real estate loans held in our loan portfolio were $7.9 billion, a decrease of $90 million as compared to December 31, 2024. The decrease was primarily attributable to the transfer of $282 million of residential mortgage loans to the held-for-sale portfolio, partially offset by expanding mortgage lines of credit and a small balance addition through the acquisition of Pacific Premier.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, personal lines of credit, and motor vehicle loans, increased $1 million to $181 million as of September 30, 2025, as compared to December 31, 2024. The change was due to normal business activity.

Asset Quality and Non-Performing Assets

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. The Bank conducts ongoing reviews of non-performing, past due loans and leases, and larger credits, designed to identify potential charges to the ACL, and to determine the adequacy of the ACL. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other factors.

The following table summarizes our non-performing assets, the ACL, and asset quality ratios as of the dates presented:

(in millions)	September 30, 2025	December 31, 2024
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate	$53	$39
Commercial	67	57
Total loans and leases on non-accrual status	120	96
Loans and leases past due 90 days or more and accruing (2)
Commercial	5	5
Residential (2)	71	66
Total loans and leases past due 90 days or more and accruing (2)	76	71
Total non-performing loans and leases (1), (2)	196	167
Other real estate owned	3	3
Total non-performing assets (1), (2)	$199	$170
ACLLL	$473	$425
Reserve for unfunded commitments	19	16
ACL	$492	$441
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.29%	0.33%
Non-performing loans and leases to total loans and leases (1), (2)	0.40%	0.44%
Non-accrual loans and leases to total loans and leases (2)	0.25%	0.26%
ACLLL to total loans and leases	0.98%	1.13%
ACL to total loans and leases	1.02%	1.17%
ACL to non-accrual loans and leases	410%	457%
ACL to total non-performing loans and leases	251%	264%
(1) Non-accrual and 90+ days past due loans include government guarantees of $37 million and $33 million, respectively, as of September 30, 2025. As of December 31, 2024, non-accrual and 90+ days past due loans include government guarantees of $41 million and $32 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA, which Columbia has the unilateral right to repurchase but has not done so, totaling $2 million as of September 30, 2025 and $2 million at December 31, 2024.

As of September 30, 2025 there were $122 million or 0.25% of total loans, modified due to borrowers experiencing financial difficulties, compared to $111 million or 0.29% as of December 31, 2024. A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of September 30, 2025, there was an increase in non-performing loans representative of a more normalized credit environment.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $492 million as of September 30, 2025, an increase of $51 million from $441 million as of December 31, 2024. The increase in the ACL during the three and nine months ended September 30, 2025, reflect the addition of the Pacific Premier loan portfolio, which contributed to a $10.8 billion increase in total loans and leases held for investment. The ACL reflects $70 million provision for credit losses attributed to the acquired non-PCD loans and unfunded commitments and includes $5 million related to Pacific Premier PCD loans booked at acquisition closing and updated economic forecasts incorporated into credit models. Offsetting adjustments were recognized at both the Bank and FinPac, reflecting routine provisioning and recapture activity within the overall allowance methodology.

The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Allowance for credit losses on loans and leases
Balance, beginning of period	$421	$421	$425	$441
Initial ACL on PCD loans acquired during the period	5	—	5	—
Provision for credit losses on loans and leases	69	29	124	83
Charge-offs:
Commercial real estate	(3)	—	(3)	(1)
Commercial	(22)	(33)	(88)	(113)
Residential	—	—	(1)	(2)
Consumer & other	(2)	(1)	(4)	(5)
Total charge-offs	(27)	(34)	(96)	(121)
Recoveries:
Commercial real estate	—	—	—	1
Commercial	4	5	13	14
Residential	—	—	—	1
Consumer & other	1	—	2	1
Total recoveries	5	5	15	17
Net (charge-offs) recoveries:
Commercial real estate	(3)	—	(3)	—
Commercial	(18)	(28)	(75)	(99)
Residential	—	—	(1)	(1)
Consumer & other	(1)	(1)	(2)	(4)
Total net charge-offs	(22)	(29)	(81)	(104)
Balance, end of period	$473	$421	$473	$420
Reserve for unfunded commitments
Balance, beginning of period	$18	$17	$16	$23
Provision (recapture) for credit losses on unfunded commitments	1	1	3	(5)
Balance, end of period	19	18	19	18
Total allowance for credit losses	$492	$439	$492	$438
As a percentage of average loans and leases (annualized):
Net charge-offs	0.21%	0.31%	0.28%	0.37%
Provision for credit losses	0.67%	0.31%	0.44%	0.28%
Recoveries as a percentage of charge-offs	18.52%	15.19%	15.63%	14.37%

The following table shows the change in the ACL from June 30, 2025 to September 30, 2025:

(in millions)	June 30, 2025	Q3 2025 Net (Charge-Offs)	Reserve (Release) Build	September 30, 2025	% of Loans and Leases Outstanding
Commercial real estate	$167	$(3)	$51	$215	0.75%
Commercial	228	(18)	22	232	1.97%
Residential	36	—	1	37	0.47%
Consumer & other	8	(1)	1	8	4.42%
Total ACL	$439	$(22)	$75	$492	1.02%
% of loans and leases outstanding	1.17%			1.02%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. In estimating the September 30, 2025 ACL, the Bank used Moody's Analytics' August 2025 consensus economic forecast to project the variables used in the models and used upward qualitative overlays, in both the commercial and CRE portfolios, to align with the S2 scenario. The 2025 consensus forecast reflects a deterioration in macroeconomic conditions, including lower projected GDP growth and higher expected unemployment rates, relative to the December 31, 2024 ACL calculation. Refer to Note 5 – Allowance for Credit Losses for further information. Refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the ACL methodology.

The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time. We believe that the ACL as of September 30, 2025 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases as of the date presented:

	September 30, 2025		December 31, 2024
(in millions)	Amount	%	Amount	%
Commercial real estate	$205	59%	$154	52%
Commercial	225	24%	219	26%
Residential	36	16%	45	21%
Consumer & other	7	1%	7	1%
Total ACLLL	$473	100%	$425	100%
Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Balance, beginning of period	$103	$106	$108	$109
Additions for new MSR capitalized	1	2	5	4
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3)	(3)	(9)	(9)
Changes due to valuation inputs or assumptions (1)	—	(2)	(3)	(2)
Balance, end of period	$101	$103	$101	$102
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(in millions)	September 30, 2025	December 31, 2024
Balance of loans serviced for others	$7,797	$7,939
MSR as a percentage of serviced loans	1.30%	1.36%

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

Goodwill and Other Intangible Assets

As of September 30, 2025, we had goodwill of $1.5 billion, as compared to the $1.0 billion in goodwill at December 31, 2024. On August 31, 2025, the Company recorded $452 million in goodwill related to its acquisition of Pacific Premier. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

As of September 30, 2025, we had other intangible assets of $754 million, as compared to $484 million at December 31, 2024. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $55.8 billion as of September 30, 2025, an increase of $14.1 billion as compared to December 31, 2024. The increase was due to the acquisition of Pacific Premier and organic growth in customer deposits, partially offset by a decrease in brokered deposits.

The following table presents the deposit balances by category as of the dates presented:

	September 30, 2025		December 31, 2024
(in millions)	Amount	%	Amount	%
By type:
Non-interest-bearing demand	$17,810	32%	$13,308	32%
Interest-bearing demand	11,675	21%	8,476	20%
Money market	16,816	30%	11,475	27%
Savings	2,504	5%	2,360	6%
Time, greater than $250,000	1,771	3%	1,202	3%
Time, $250,000 or less	5,195	9%	4,900	12%
Total deposits	$55,771	100%	$41,721	100%

Total deposits (insured/uninsured):
Insured deposits	$35,183	63%	$27,693	50%
Uninsured deposits (1)	20,588	37%	14,028	26%
Total deposits	$55,771	100%	$41,721	76%
(1) Represents estimated uninsured deposits as calculated based on the methodologies and assumptions used for the Bank's Call Report less intercompany deposits, which are eliminated through consolidation, of $15 million and $5 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents total deposits by the categories shown below as of the dates presented:

(in millions)	September 30, 2025	December 31, 2024
Customer deposits	$49,595	$35,566
Public and administrative deposits	3,711	3,124
Brokered deposits	2,465	3,031
Total deposits	$55,771	$41,721

The Company's total core deposits, which are deposits, less time deposits greater than $250,000 and all brokered deposits, were $51.5 billion and $37.5 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, total available liquidity was $26.7 billion, or 130% of estimated uninsured deposits.

Borrowings

As of September 30, 2025, the Bank had outstanding securities sold under agreements to repurchase of $167 million, a decrease of $70 million from December 31, 2024. The Bank had outstanding borrowings consisting of advances from the FHLB of $2.3 billion as of September 30, 2025 and $3.1 billion as of December 31, 2024. The decrease was mainly due to deposit growth and general liquidity management. FHLB advances have fixed rates ranging from 4.12% to 4.52%, all of which will mature in 2025. Advances from the FHLB are secured by loans secured by real estate.

Junior and Other Subordinated Debentures

We had junior and other subordinated debentures with carrying values of $438 million and $439 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, substantially all junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month term SOFR. Additionally, the $10 million subordinated debenture matures in December 2025.

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

We monitor the sources and uses of funds daily to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 6% of total deposits as of both September 30, 2025 and December 31, 2024. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Bank's diversified deposit base provides a sizable source of relatively stable and low-cost funding, while reducing the Bank's reliance on the wholesale markets. Total core deposits were $51.5 billion as of September 30, 2025, compared with $37.5 billion at December 31, 2024. The Bank also has liquidity from excess bond collateral of $3.8 billion.

In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can sell securities under agreements to repurchase, issue brokered certificates of deposit, or utilize off-balance sheet funding sources.

The Bank maintains a substantial level of total available liquidity in the form of off-balance sheet funding sources. These liquidity sources include capacity to borrow from uncommitted lines of credit, advances from the FHLB, and the Federal Reserve Bank's Discount Window. Availability of the uncommitted lines of credit is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The following table presents total off-balance sheet liquidity as of the date presented:

	September 30, 2025
(in millions)	Gross Availability	Utilization	Net Availability
FHLB lines	$15,785	$2,426	$13,359
Federal Reserve Discount Window	6,580	—	6,580
Uncommitted lines of credit	750	—	750
Total off-balance sheet liquidity	$23,115	$2,426	$20,689

The following table presents total available liquidity as of the date presented:

(in millions)	September 30, 2025
Total off-balance sheet liquidity	$20,689
Cash and cash equivalents, less reserve requirements	2,155
Excess bond collateral	3,844
Total available liquidity	$26,688

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $270 million of dividends paid by the Bank to the Company during the nine months ended September 30, 2025. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company.

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

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements, or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of September 30, 2025, time deposits totaled $7.0 billion, of which $6.8 billion mature in a year or less. Total FHLB advances as of September 30, 2025 were $2.3 billion, all of which mature within one year. The Company also has a $10 million subordinated debenture that matures within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit, and various forms of guarantees. As of September 30, 2025, our loan commitments were $11.6 billion, and letter of credit commitments were $354 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 8 – Commitments and Contingencies for further information. Financing commitments, letters of credit, and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of September 30, 2025 was $7.8 billion, an increase of $2.7 billion from December 31, 2024. The increase in shareholders' equity during the nine months ended September 30, 2025 was principally due to $2.4 billion related to the fair value of common shares issued and exchanged as a result of the acquisition of Pacific Premier, net income of $335 million, and other comprehensive income of $194 million, partially offset by cash dividends paid of $229 million during the period.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio, and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, which may result in the inability to pay dividends at previous levels, or at all.

On August 15, 2025, Columbia declared a cash dividend in the amount of $0.36 per common share based on second quarter 2025 performance, which was paid on September 15, 2025.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Dividend declared per common share	$0.36	$0.36	$1.08	$1.08
Dividend payout ratio	90%	49%	71%	58%

On October 29, 2025, Columbia's Board of Directors authorized the repurchase of up to $700 million of the Company's common stock under a new repurchase plan, which will expire on November 30, 2026. The timing and amount of common share repurchases will be at the discretion of senior management and subject to various factors, including, without limitation, Columbia’s capital position, financial performance, market conditions, and regulatory considerations.

The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. All regulatory ratios exceeded regulatory "well-capitalized" requirements.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy Purposes	To be Well-Capitalized
(in millions)	Amount	Ratio	Ratio	Ratio
September 30, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$6,970	13.45%	8.00%	10.00%
Bank	$6,783	13.08%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$6,025	11.62%	6.00%	8.00%
Bank	$6,299	12.15%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$6,025	11.62%	4.50%	6.50%
Bank	$6,299	12.15%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$6,025	11.06%	4.00%	5.00%
Bank	$6,299	11.43%	4.00%	5.00%
December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$5,082	12.75%	8.00%	10.00%
Bank	$4,951	12.42%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$4,201	10.54%	6.00%	8.00%
Bank	$4,531	11.37%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$4,201	10.54%	4.50%	6.50%
Bank	$4,531	11.37%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$4,201	8.31%	4.00%	5.00%
Bank	$4,531	8.97%	4.00%	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2025 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	September 30, 2025		December 31, 2024
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	(0.5)%	4.0%	(0.5)%	(0.1)%
Up 200 basis points	(0.3)%	2.7%	(0.3)%	—%
Up 100 basis points	(0.2)%	1.3%	(0.1)%	—%
Down 100 basis points	0.4%	(1.1)%	0.1%	(0.2)%
Down 200 basis points	2.2%	(1.1)%	0.4%	(0.4)%
Down 300 basis points	4.5%	(1.3)%	1.1%	(0.7)%

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. The simulation model does not take into account any future actions management could undertake to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates, and spread relationships, which can change regularly. Actions we could undertake include, but are not limited to, growing or contracting the balance sheet, changing the composition of the balance sheet, or changing our pricing strategies for loans or deposits.

Simulation results indicate limited exposure to interest rate risk in either increasing or decreasing rate environments. The September 30, 2025 sensitivity in the most plausible down rate scenario is less than 1%, consistent with the position at December 31, 2024.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The federal funds rate, the basis for overnight funding and driver of the short end of the yield curve, was reduced by 25 basis points during the third quarter of 2025. Longer maturities are influenced by the market's expectations for economic growth and inflation but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Based on the FOMC Members' median expectations for the federal funds target rate, the federal funds rate is projected to decline further in the fourth quarter of 2025 and through 2026.

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

The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	September 30, 2025	December 31, 2024
Up 300 basis points	(11.4)%	(15.3)%
Up 200 basis points	(7.6)%	(9.6)%
Up 100 basis points	(3.9)%	(4.7)%
Down 100 basis points	3.8%	4.5%
Down 200 basis points	6.6%	8.2%
Down 300 basis points	6.7%	10.3%

Our EVE analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. As of September 30, 2025, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangible.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2025.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 8 – Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

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

Combining Columbia and Pacific Premier may be more difficult, costly or time-consuming than expected, and Columbia may fail to realize the anticipated benefits of the acquisition of Pacific Premier.

Prior to the closing of the acquisition of Pacific Premier on August 31, 2025, Columbia and Pacific Premier operated independently. The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate Pacific Premier's business into Columbia's in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of Columbia's ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect Columbia's ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the acquisition. The loss of key employees could adversely affect Columbia’s ability to successfully conduct its business, which could have an adverse effect on Columbia’s financial results and the value of its common stock. If Columbia experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any acquisition involving financial institutions, there also may be business disruptions that cause Columbia to lose customers or cause customers to remove their accounts from Columbia and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on Columbia for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated.

Columbia may be unable to retain Columbia and/or legacy Pacific Premier personnel successfully.

The success of the acquisition of Pacific Premier will depend in part on Columbia's ability to retain the talent and dedication of key employees. It is possible that these employees may decide not to remain with Columbia following the consummation of the acquisition. If Columbia is unable to retain key employees, including management, who are critical to the successful integration of Pacific Premier's business and the future operations of Columbia, Columbia could face disruptions in its operations, loss of existing customers, loss of key information, expertise, or know-how and unanticipated additional recruitment costs. In addition, following the acquisition, if key employees terminate their employment, Columbia's business activities may be adversely affected, and management's attention may be diverted from successfully hiring suitable replacements, all of which may cause the Columbia's business to suffer. Columbia also may not be able to locate or retain suitable replacements for any key employees who leave Columbia.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of Columbia common stock by the Company during the quarter ended September 30, 2025:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May be Purchased at Period End under the Plan (2)
07/01/25 - 07/31/25	2,961	$25.04	—	—
08/01/25 - 08/31/25	4,288	$25.64	—	—
09/01/25 - 09/30/25	2,878	$25.90	—	—
Total for quarter	10,127	$25.54	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 10,127 shares to be issued upon vesting of restricted stock units and awards to pay withholding taxes.

(2)As of September 30, 2025, the Company did not have a share repurchase authorization from its Board of Directors. On October 29, 2025, Columbia's Board of Directors authorized a new share repurchase program for up to $700 million of the Company's common stock, The authorization is effective through November 30, 2026. The timing and amount of common share repurchases will be at the discretion of senior management and subject to various factors, including, without limitation, Columbia’s capital position, financial performance, market conditions, and regulatory considerations.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

During the third quarter of 2025 none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Certain of our officers and directors have made elections to participate in, and are participating in, our 401(k) and profit sharing plan and have made, and may from time to time make, elections to (i) have shares withheld to cover withholding taxes or (ii) have dividends from Columbia common stock reinvested into Columbia common stock, (iii) have a portion of their 401(k) account contributions used to purchase Columbia common stock, or (iv) participate in the ESPP, which may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit #	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 23, 2025, by and among the Company, Pacific Premier, and Balboa Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 25, 2025

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	Consulting Agreement, dated as of September 2, 2025, by and among Columbia, Columbia Bank and Steven R. Gardner	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 2, 2025

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	November 5, 2025	/s/ Clint E. Stein
Clint E. Stein President and Chief Executive Officer

Dated	November 5, 2025	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	November 5, 2025	/s/ Lisa M. White
Lisa M. White Executive Vice President, Corporate Controller and Principal Accounting Officer