Form 10-K
period 2025-12-31
COLUMBIA BANKING SYSTEM, INC.
filed 2026-02-26
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, based on the closing price on that date of $23.38 per share, was $3,631,178,288.

The registrant had outstanding 295,550,687 shares of common stock as of January 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of Columbia Banking System, Inc. ("Proxy Statement") are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-K TABLE OF CONTENTS

The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

GLOSSARY OF DEFINED TERMS
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ALCO	Asset/Liability Management Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Bank	Columbia Bank
Basel III	Basel capital framework (third accord)
BHCA	Bank Holding Company Act of 1956
Board	The Company's Board of Directors
BMA	Bank Merger Act of 1960
BOLI	Bank Owned Life Insurance
BSA	Bank Secrecy Act
BTFP	Bank Term Funding Program
Capital Rules	Risk-based capital standards currently applicable to the Company and the Bank
CCPA	California Consumer Protection Act of 2018
CDL	Collateral-Dependent Loans
CODM	Chief Operating Decision Maker
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act of 1977
CRE	Commercial Real Estate
CVA	Credit Valuation Adjustments
DCBS	Oregon Department of Consumer and Business Services Division of Financial Regulation
DCF	Discounted Cash Flow
DCP	Deferred Compensation Plan
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred Tax Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System

GLOSSARY OF DEFINED TERMS (CONTINUED)
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
Fintech	Financial technology
FRB	Federal Reserve Bank
Freddie Mac	Federal Home Loan Mortgage Corporation
FRM	Financial Risk Management group
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HOA	Homeowner's Association
IDI	Insured Depository Institutions
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credit
MSR	Mortgage Servicing Rights
NM	Not Meaningful
NOL	Net Operating Loss
OCC	Office of the Comptroller of the Currency
Pacific Premier	Pacific Premier Bancorp, Inc.
Pacific Premier Bank	Pacific Premier Bank, National Association
PCD	Purchased with Credit Deterioration
PD	Probability of Default
ROU	Right-Of-Use
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Retirement Plan associated with legacy Columbia
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes-Oxley Act of 2002
SRP	Supplemental Retirement Plan
SRP/DCP	Supplemental Retirement & Deferred Compensation Plan
Trusts	Trusts wholly-owned by the Company
UHC	Umpqua Holdings Corporation
USDA	United States Department of Agriculture

PART I
ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Columbia Banking System, Inc. as the "Company," "Columbia," "we," "us," "our," or similar references.
Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance, or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends," "forecast," and words or phrases of similar meaning.

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

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in the sections titled “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the following factors that, among others, could cause actual results to differ materially from the anticipated results expressed or implied by forward-looking statements:

•changes in general economic, political, or industry conditions, and in conditions impacting the banking industry specifically;
•deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve or the effects of any declines in housing and CRE prices, high or increasing unemployment rates, renewed inflation, or any recession or slowdown in economic growth particularly in the western United States;
•volatility and disruptions in global capital and credit markets;
•risks related to the acquisition of Pacific Premier including, among others, cost savings and any revenue or expense synergies from the acquisition may not be fully realized or may take longer than anticipated to be realized;
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
•the outcome of legal proceedings;
•our ability to effectively manage credit risk, interest rate risk, market risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk;
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

Effective September 1, 2025, the Bank began serving customers under its unified "Columbia Bank" name and "Columbia" brand. This strategic transition streamlines our identity across all business lines including Columbia Wealth Management, Columbia Trust Company, Columbia Private Bank, Columbia Wealth Advisors, and Columbia Private Trust making it easier for customers to recognize and engage with the full breadth of our services. Through the Bank, we provide a broad range of banking, private banking, mortgage, and other financial services to corporate, institutional, small business, and individual customers. FinPac, a commercial equipment leasing company, is a subsidiary of the Bank. Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

The majority of the Bank’s loans and deposits are within its service areas in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. Columbia Bank is an Oregon state-chartered commercial bank, the deposits of which are insured in whole or in part by the FDIC.
Business Strategy
Columbia, through its principal subsidiary, Columbia Bank, seeks to bank businesses of all sizes, along with their owners, executives, and employees, in addition to the residents of the communities we serve. We seek to provide our customers with the financial sophistication and product depth of a regional banking company while retaining the appeal and service level of a community bank. Our approach is a concentrated focus on full banking relationships, bringing together collaborative teams from commercial and consumer banking as well as wealth management, and leveraging our retail branch network to provide "Community Banking at Scale" in support of our "Business Bank of Choice" strategy.

We continually evaluate our existing business processes while focusing on maintaining asset quality and granular loan and deposit portfolios diversified by product, customer, industry, and geography. Our acquisition of Pacific Premier greatly accelerated our Southern California expansion strategy and enhanced our presence in other growth markets in our footprint supporting our targeted strategy to expand market share in communities in the western United States. Our scaled franchise and offerings, talented associate base, and customer-focused business model enable us to provide comprehensive financial services in a manner that serves our four identified stakeholder groups: associates, customers, shareholders, and communities. We seek to expand total revenue while controlling expenses in an effort to gain operational efficiencies and increase our return on average tangible common equity. As a result of our strong commitment to highly personalized, relationship-oriented customer service, our diverse products, our strategic branch locations, and the long-standing community presence of our associates, we believe we are well positioned to attract new customers while not only retaining existing customers but also deepening our relationships with them. We focus on balanced, relationship-driven growth in loans, deposits, and sustainable core fee income that results from providing customers tailored financial solutions to meet their needs.

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

Treasury Management and Payments. As Columbia Bank focuses on banking the full customer relationship and meeting the needs of customers of all sizes, we offer treasury management and payments solutions to our customers through our Global Payments & Deposits group. These products include business digital and mobile banking solutions, ACH, wires, positive pay, remote deposit capture, integrated payments, integrated receivables, lockbox, cash vault, Real-Time Payments via The Clearinghouse, commercial card, fraud prevention solutions, open application programming interfaces banking, foreign exchange, trade and supply chain finance, and international banking-related products. We also offer merchant services in coordination with a strategic partner. Within our business digital experience, customers can engage in a fully authenticated chat and co-browse feature with a knowledgeable representative if they require assistance with any of the Bank’s solutions. We offer our treasury management and payments solutions using a unique consulting experience for prospects and customers that involves a holistic review of a business's cash flows and financial operations to advise the business on opportunities to optimize working capital, gain efficiencies through automation, and achieve cost savings through financial technology deployment.

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

Wealth Management. As a division of Columbia Bank, the Wealth Management team provides a full suite of financial planning, investment, trust, insurance, and private banking solutions to individuals, families, and businesses through Columbia Wealth Advisors, Columbia Trust Company, Columbia Private Trust, and Columbia Private Bank. We deliver personalized service and experience through dedicated financial advisors that leverage an approach revolving around the three stages of the wealth cycle: grow, preserve, and transition.

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
Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, leases, and other fee-generating products and services. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, mortgage companies, fintechs, and online based financial service providers. In our market areas of Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, Utah, and Washington, major national banks generally hold top market share positions. Competition also includes small community banks that operate in concentrated areas within our footprint and other regional banks that focus on commercial and retail banking. In 2025, due to the acquisition of Pacific Premier, the Bank has expanded its market area into Texas through an HOA office.
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
The following table presents the Bank's market share percentage for total deposits as of June 30, 2025 in each state where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation as of June 30, 2025 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

State	Market Share	Market Rank	Number of Branches
Oregon	16.39%	2	109
Washington	7.79%	5	111
Idaho	3.65%	12	25
California	1.14%	11	104
Nevada	0.49%	15	4
Arizona	0.23%	26	7
Colorado	0.03%	107	1
Utah	—%	58	1
Sustainability and Responsible Business
While ultimately our goal is to build long-term value for our shareholders, we take pride in being able to do so while also being an active partner to build stronger, more resilient, better connected, and thriving economies throughout our footprint. Our approach to sustainability is about making responsible business decisions that support all of our stakeholders for the long term, and it is embedded in the fabric of our corporate values and culture, driving us to think very intentionally about how we serve our communities every day.

To inform our strategy and approach, the Company completed a comprehensive assessment of our corporate impact in 2024 to identify priority sustainability areas for the Company. Through internal and external stakeholder analysis, fourteen key topics were identified and ranked with the final prioritization approved by executive leadership and the Board’s Nominating and Governance Committee. Additionally, the Company expanded its corporate responsibility performance reporting in our 2024 Corporate Citizenship Report to reference recommendations by the Task Force on Climate-related Financial Disclosure, alongside standards outlined by the Global Reporting Initiative and Sustainability Accounting Standards Board frameworks.

Our annual Corporate Citizenship Report is available at the “About Us-Our Impact” section of the Bank's website (www.columbiabank.com) but is not incorporated by reference into this Annual Report on Form 10-K. This report provides additional detail about our commitment to operating responsibly and building long-term value for all of our stakeholders. A brief overview:

Associates
We create an environment where our associates have the chance to grow, connect, and do meaningful work together. Relationship banking is at our core, and our people are the key to maintaining relationships with each other, our customers, and our communities. Our Do Right culture underpins a work environment grounded in respect, collaboration, and accountability, where associates care for one another, act in the best interest of our customers, and participate in making their community a better place to live and work. Our associates are encouraged to use their skills and passions to make a difference in their communities while growing their careers and being recognized and appreciated for their respective talents, backgrounds, and perspectives.

•We emphasize a culture of kindness and positivity, encouraging behaviors consistent with our Do Right values1, which describe the qualities we expect all of our associates to embody every day in all interactions with other associates, customers, shareholders, and in our communities.
•Inclusion and belonging are strong anchors in our foundation. We celebrate differences and encourage authenticity, not just where we work, but also with our customers and in our communities.
•We support our associates with a portfolio of programs that address their well-being, from physical and financial health to community connections and workplace recognition.

Customers
We are committed to helping individuals, families, and businesses thrive. The Company focuses on the genuine human connection and building long-term relationships through focused attention on customer needs. We see technology as a vital tool to better serve our customers expanding access to the expertise of our bankers.

•We prioritize financial health and access to capital for our customers and communities. We continue to innovate and find new ways to provide access to financial solutions across a diverse customer base.
•In 2025, the Bank launched its Legacy Builder Program to meet the specific needs of first-generation homebuyers. The program incorporates features such as Down Payment Assistance empowering first-time buyers and helping them build a foundation for generational wealth.
•Demonstrating our commitment to fostering economic empowerment and financial inclusion for Native American communities across our footprint, the Bank participates in the Department of Housing and Urban Development Section 184 Indian Home Loan Guarantee Program, a critical step toward expanding access to affordable housing for tribal members.
•To help protect our customers from evolving threats, our fraud‑prevention initiative, Success Against Fraud Events (S.A.F.E.), is in place across our footprint, sharing emerging trends with customers and delivering actionable insights that reinforce the value of our fraud‑protection solutions for business customers.
•Underscoring our commitment to the growth and success of our customers and their needs, the Company continued its outreach to small and middle market business by publishing the Columbia Bank Business Barometer Report for the eighth consecutive year. The 2025 survey collected responses from nearly 1,300 businesses across the United States to gauge their perspective and plans regarding the United States economy and business conditions.
•Our Client Advisory Board, comprised of customers from around our footprint, meets regularly to discuss new topics, industry trends, products and services that are important to them in order for them to build, operate, and grow their businesses. This enhances the Company's understanding of market conditions and client priorities, supporting decision-making related to product development, service delivery, and strategic planning.

Communities
We strive to meaningfully support economic prosperity in the communities where we live and work. Our approach to community investment focuses on increasing the economic vitality of our communities, particularly in places suffering from a lack of access to financial expertise, gainful employment, and building intergenerational wealth.

•Following the acquisition of Pacific Premier Bank in 2025, we expanded the five-year Community Benefits Agreement with the National Community Reinvestment Coalition, increasing our total commitments to $9.8 billion. The expanded agreement is intended to support economic opportunity for individuals and small business formation in historically underserved communities throughout the Bank’s footprint. In connection with these efforts, we periodically engage with a Community Advisory Panel comprised of nonprofit partners that represent under-resourced groups from throughout the Bank’s footprint, to help to guide our efforts.
•Through bank sponsorships as well as the Columbia Bank Community Impact Fund, we are committed to providing sponsorship and grant funding in communities where we have a physical banking presence. Combined, sponsorships and grants totaling $11 million were provided in support of nonprofits across our footprint in 2025. Both programs focus on nonprofits that have shown strong community leadership, a commitment to improving access to economic opportunity and to support for a variety of under-resourced communities in the areas of financial mobility, housing stability, and community resilience.
1 The Do Right values consist of:
R: Form lasting RELATIONSHIPS with customers and each other.
I: Create IMPACT through purposeful action.
G: Pursue GROWTH for you, your customers, and communities.
H: Serve others with HEART.
T: Build TRUST through credibility.

•The Company's Connect Volunteer Network™ continues to be one of the nation's leading volunteer programs, providing all associates with up to 40 hours of paid time off each year committed to a wide range of community needs.
•Our “Dollars for Doers” program further amplifies our associates’ impact and support of their philanthropic passions and goals. The Company made an additional $500 donation on behalf of each associate who met the 40-hour volunteerism threshold to the associate’s nonprofit organization of choice.
•We remain committed to supporting our associates’ philanthropic efforts through our matching‑gifts program, which matches their charitable contributions dollar‑for‑dollar up to $1,000, to further extend their community impact.

Operational Sustainability
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
•We maintain regular contact with government entities and regulatory bodies to support transparency and alignment with applicable requirements.
•Shareholders regularly interact with our executive management team at investor conferences, road shows and 1:1 meetings, and they may contact our Director of Investor Relations directly or via our Investor Relations webpage (www.columbiabankingsystem.com).

Human Capital

At our institution, relationships are paramount, and associates are central to our continued success. We leverage the collective talents, skills, and expertise of our dedicated workforce to fulfill our mission and uphold our commitments to customers, shareholders, and communities. Our approach is focused on supporting the growth and prosperity of businesses and families, as well as fostering the well-being and professional development of our associates.

We aim to provide an employment experience rooted in a constructive and respectful culture that values every team member. Our associates are empowered to pursue growth, establish connections, and engage in meaningful work. We recognize and appreciate their different talents, backgrounds, and perspectives. The organization is committed to offering competitive, performance-based compensation packages, attractive benefits, a safe workspace, and comprehensive learning opportunities.

Workforce Composition. As of December 31, 2025, the Company employed 6,005 individuals, predominantly full-time associates. The workforce spans customer-facing roles across retail branches, business and commercial banking, wealth management, trust services, and support functions including technology, finance, risk, audit, legal, and human resources, primarily located in our footprint.
Total workforce increased by 27%, attributed largely to the acquisition of Pacific Premier Bank in September 2025. The turnover rate for the combined company, as recorded in our payroll system, was 20.8%.

Employee Health and Well-being. Associates have access to competitive medical, dental, vision, life, short- and long-term disability, and accident insurance. Paid time off for vacation, sick leave, and volunteer activities is included. Medical benefits are available to associates working at least 30 hours per week, with paid time off starting at 20 hours per week. All programs undergo regular assessment against market standards.

Compensation. Compensation practices are designed to attract and reward associates through market-aligned salaries and benefits. Our pay structure is regularly reviewed and adjusted in response to market trends, with an emphasis on performance-based rewards and pay equity analyses. Many roles include incentive plans linked to corporate, business unit, and individual objectives.

Associate engagement surveys are administered regularly to monitor sentiment and gather feedback on various aspects of the employment experience. These insights guide improvements to people-focused programs and practices.

Talent Development

Inclusion and Belonging. The organization seeks to create an inclusive workplace where varying experiences, cultures, and perspectives contribute to a sense of belonging that mirrors our communities. Compliance with relevant anti-discrimination laws is strictly observed.

Our culture of belonging is fostered through comprehensive support mechanisms led by the executive team and various Associate Resource Groups, comprising associates from across the organization. We are committed to being a financial institution that serves the entire community and are proud to act as a community leader.

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
Supervision and Regulation
The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Company and Columbia Bank, which operates in Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, Utah, and Washington. This regulatory framework is primarily designed for the protection of depositors, customers, federal DIFs, and the banking system as a whole, rather than specifically for the protection of shareholders or non-depository creditors. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
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

We expect that the current presidential administration's regulatory agenda will continue to differ from that of the previous presidential administration, which could lead to significant impacts on the rulemaking, supervision, examination, and enforcement priorities of federal agencies, including the federal banking agencies. We will continue to monitor regulatory developments and assess their impacts on the Company.

Federal and State Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the BHCA that has elected to be a financial holding company, and is therefore subject to regulation, supervision, and examination by the Federal Reserve. The Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are determined by the FRB, in coordination with the Treasury Department, to be “financial in nature or incidental thereto” or that the FRB determines unilaterally to be “complementary” to financial activities. To maintain its status as a financial holding company, a bank holding company (and all of its depository institution subsidiaries) must each remain “well-capitalized” and “well-managed.” If a bank holding company fails to meet these regulatory standards, the Federal Reserve could place limitations on its ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of the bank holding company or its affiliates. If the deficiencies persisted, the Federal Reserve could order the bank holding company to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies.

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

In July 2021, the Biden administration issued an executive order on competition, which included provisions relating to bank mergers. These provisions “encourage” the Department of Justice and the federal banking regulators to update guidelines on banking mergers and to provide more scrutiny of bank mergers. In September 2024, the FDIC approved a final statement of policy on bank merger transactions that details the types of transactions that require FDIC approval, the principles the FDIC applies when applying the BMA statutory factors, and the procedures the FDIC uses in reviewing BMA applications. The statement of policy provides, among other things, that (i) the evaluation of a merger’s competitive effects may take into account concentration beyond deposits, including the ability of the resulting IDI to better meet the needs of the community to be served, (ii) the FDIC may require divestitures to be completed before allowing bank merger transactions to be consummated, (iii) the FDIC expects to hold public hearings for mergers resulting in IDIs that have $50 billion or more in total consolidated assets, and (iv) mergers resulting in IDIs that have $100 billion or more in total consolidated assets will be subject to added scrutiny. The FDIC statement of policy was expected to apply where the surviving bank would be a state bank that is not a member of the Federal Reserve system. In May 2025, the FDIC rescinded the statement of policy, with the previously in effect statement of policy on bank merger transactions reinstated, effective as of August 2025. In September 2024, the Department of Justice withdrew from the 1995 Bank Merger Guidelines and issued a banking addendum to its 2023 Merger Guidelines, which will apply to all bank mergers. The banking addendum to the 2023 Merger Guidelines provides that the Department of Justice will evaluate potential harms to more narrowly defined customer markets and that the federal bank regulators may, at their discretion, use their own methods to evaluate bank mergers. We are unable to predict what impact the executive order, the reinstated FDIC statement of policy, the Department of Justice withdrawal from the 1995 Bank Merger Guidelines and the issuance of a banking addendum to the 2023 Merger Guidelines, or any other responsive changes to such guidelines, will have on the timing of or ability to obtain regulatory approvals of future mergers.

In July 2024, the FDIC issued a proposed rule to amend its regulations under the Change in Bank Control Act of 1978, which generally provides that no person, acting directly or indirectly, may acquire control of an IDI unless the person has given the appropriate federal banking agency prior notice of the proposed transaction, and the agency has not disapproved the transaction. The proposed rule would eliminate the existing exemption from FDIC approval for acquisitions of voting securities at the bank holding company level for which the Federal Reserve reviews a notice pursuant to the Change in Bank Control Act of 1978. In May 2025, the FDIC rescinded the proposed rule.

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

Federal and State Regulation of Columbia Bank

General. The deposits of Columbia Bank, an Oregon state-chartered commercial bank in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington, are insured by the FDIC. As a result, Columbia Bank is subject to supervision and regulation by the DCBS and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Furthermore, under the FDIA, insurance of deposits may be terminated by the FDIC if the FDIC finds that the IDI has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. With respect to branches of Columbia Bank, the Bank is also subject to certain laws and regulations governing its activities in the states in which we operate.

State Bank Regulation. Columbia Bank, as an Oregon state-chartered bank, is primarily subject to the state-level supervision and regulation of the DCBS. In addition, Columbia Bank is subject to regulation by the financial institution oversight authorities in the states of Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. Our primary state regulator regularly examines the Bank or participates in joint examinations with the FDIC; these agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers, including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make, and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. As an IDI with assets of $10 billion or more, the CFPB has primary enforcement and enforcement authority for federal consumer financial laws over the Bank. This includes the right to obtain information about the Bank’s activities and compliance systems and procedures and to detect and assess risks to consumers and markets. The CFPB engages in several activities, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching supervisory programs, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking. Columbia Bank has established a compliance management system designed to ensure consumer protection. In October 2024, the CFPB adopted a final rule regarding personal financial data rights that applies to financial institutions that offer consumer deposit accounts such as Columbia Bank. Covered financial institutions are required to provide consumers electronic access to 24 months of transaction data and certain account information under the final rule and are prohibited from imposing any fees or charges for maintaining or providing access to such data. The final rule also imposes data accuracy, retention, and other obligations. In August 2025, the CFPB issued an advance notice of proposed rulemaking to reconsider several elements of the final rule on personal financial data rights, including a better understanding of the costs and benefits of the personal financial data rights rule and how to defray costs for covered institutions. These requirements, if the final rule remains in effect without modification, will apply to Columbia Bank beginning on April 1, 2027, and we will continue to evaluate the final rule and the impact on Columbia Bank.

Under the current presidential administration and Congress, the scope of regulation by the CFPB and other federal agencies remains uncertain. In February 2025, the acting director of the CFPB directed the CFPB’s staff to cease all supervision and examination activity and stakeholder engagement, stop all work on proposed rulemaking, suspend the effective dates of any finalized but not yet effective rules, and halt other actions relating to investigations, enforcement, and litigation. The extent to which these recent or other future developments will ultimately impact the CFPB’s regulation of the Bank’s business remains uncertain.

Community Reinvestment. The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the OCC or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of such transactions. The Bank received a rating of "Satisfactory" in its most recently completed CRA examination. On October 24, 2023, the Federal Reserve, the FDIC and the OCC jointly issued a final rule amending the agencies’ CRA regulations to achieve the following goals: (i) encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity and consistency in the application of the CRA regulations, and (iv) tailor CRA evaluations and data collection to bank size and type. Enforcement of the rule by federal bank regulators has been stayed since the issuance of a preliminary injunction by a court in March 2024, pending resolution of a lawsuit challenging the regulations. On July 16, 2025, the Federal Reserve, the FDIC and the OCC issued a joint notice of proposed rulemaking that would rescind the October 2023 rule and replace it with the 1995 CRA regulations. These proposed rules have not been finalized as of the date of this Annual Report on Form 10-K.

Anti-Money Laundering, Anti-Terrorism and Sanctions. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. In August 2024, the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued a final rule that would amend the anti-money laundering/countering the financing of terrorism (“AML/CFT”) program requirements for all financial institutions subject to the BSA with AML/CFT program obligations, including the Bank. The final rule, which was scheduled to go into effect on January 1, 2026, would, among other things, require that (i) financial institutions have a risk assessment process to identify, evaluate, and document the financial institution’s money laundering, terrorist financing, and other illicit activity risks, and (ii) the risk assessment process must be updated on a periodic basis, including when certain material changes occur in the financial institution’s products, services, customer base, intermediaries, and geographic footprint. In December 2025, FinCEN issued a final rule delaying the effective date until January 1, 2028. In July 2024, the OCC, the Federal Reserve, and the FDIC each proposed rules to amend their respective BSA compliance program rules to align with FinCEN’s June 2024 proposed rule. These proposed rules have not been finalized as of the date of this Annual Report on Form 10-K.

The USA PATRIOT Act further augments and strengthens the requirements set forth in the BSA. The USA PATRIOT Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The USA PATRIOT Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.

Columbia Bank is also subject to regulation under the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control (“Sanctions Laws”). The Sanctions Laws are intended to restrict transactions with persons, companies, or foreign governments sanctions by U.S. authorities. An institution that fails to meet these standards may be subject to regulatory sanctions, including limitations on growth. Columbia Bank has established compliance programs designed to comply with the BSA, the USA PATRIOT Act and applicable Sanctions Laws.

Transactions with Affiliates; Insider Credit Transactions. Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other subsidiary, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by the Bank with, or for the benefit of, its affiliates. In addition, subsidiary banks of a bank holding company are subject to restrictions on extensions of credit to the holding company or its subsidiaries, on investments in securities of the holding company or its subsidiaries and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from Columbia Bank for its cash needs, including funds for payment of dividends, interest, and operational expenses.

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

A significant portion of our income comes from dividends from the Bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Oregon law regarding the level of dividends that it may pay to the Company. Oregon law provides that a bank may not pay dividends greater than the bank’s unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the institution. Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, Columbia Bank is subject to restrictions on the payment of cash dividends to its parent company and may be required to receive prior approval in certain circumstances. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Bank currently has an accumulated deficit and is required to seek FDIC and DCBS approval for dividends from Columbia Bank to the Company.

Regulatory Capital Requirements

The Federal Reserve monitors the capital adequacy of the Company on a consolidated basis, and the FDIC and the DCBS will monitor the capital adequacy of the Bank. The Capital Rules are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee. As of December 31, 2025, Columbia and the Bank met all capital adequacy requirements under the Capital Rules, as described below.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The standards are commonly referred to as “Basel IV.” Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk-weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provide a new standardized approach for operational risk capital. The Basel framework standards have been generally effective since January 1, 2023, with an aggregate output floor phasing in through January 1, 2028.

In September 2025, the Federal Reserve Vice Chair for Supervision, Michelle Bowman, stated that the Federal Reserve, the OCC and the FDIC are working together to repropose, with industry-friendly modifications, the set of capital requirement rules for large banks based upon the standards commonly referred to as “Basel III Endgame.” The Basel III Endgame framework, which would significantly increase capital requirements for global systemically important banks and a moderate increase for regional banks with over $100 billion assets and would change the way such banks are required to calculate risk-weighted assets, would only be applicable to banks with at least $100 billion in assets. Such proposed rules implementing Basel III Endgame are expected to be introduced in early 2026. Although the rules implementing Basel III Endgame would not be applicable to the Company at this time, there is no guarantee they may not be applicable at a future time.

The Bank is also subject to the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “Prompt Corrective Action Framework” below.

Prompt Corrective Action Framework

The FDIA requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and the federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized, or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDIA requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

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

As of December 31, 2025, the Company and the Bank met the capital requirements to be well-capitalized with CET1 capital ratios of 11.80% and 12.32%, respectively, Tier 1 capital ratios of 11.80% and 12.32%, respectively, total capital ratios of 13.63% and 13.26%, respectively, and Tier 1 leverage ratios of 9.29% and 9.70%, respectively.

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

Resolution Planning

In June 2024, the FDIC issued a final rule that revised its then existing rule that requires the submission of resolution plans by IDI’s with $50 billion or more in total assets. Under the final rule, IDI’s with more than $50 billion in total assets, but less than $100 billion in total assets, must submit a full informational filing to the FDIC every three years, with interim supplements to be submitted in years that an informational filing is not required. The final rule also contains a credibility standard which provides that an informational filing can be found “not credible” if the information and analysis in the informational filing are not supported with observable and verifiable capabilities and data and reasonable projections, or the IDI fails to comply in all material respects with the requirements of the final rule. The information filing does not require, among other things, development of an identified strategy for resolution of the IDI in a failure scenario. Columbia Bank’s initial informational filing under the final rule will be due on or before July 1, 2026.

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

In October 2025, the FDIC and OCC issued a joint notice of proposed rulemaking that would codify the removal of reputation risk from their respective supervisory programs. The proposed rule would prohibit the FDIC or OCC from taking any adverse action against a supervised institution on the basis of reputational risk or encouraging a supervised institution to take any action or refrain from taking any action against any person on the basis of reputational risk. The proposed rule has not been finalized as of the date of this Annual Report on Form 10-K.

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

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. For example, the Company is subject to the CCPA and its implementing regulations. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the Gramm-Leach-Bliley Act of 1999, as amended. In November 2020, voters in the CPRA, a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, and disclosure by covered businesses. The key provisions of the CPRA became effective on January 1, 2023, with civil and administrative enforcement of the CPRA beginning July 1, 2023. In September 2025, the California Privacy Protection Agency finalized regulations under the CCPA that, among other things, require business to conduct risk assessments prior to processing personal data if such processing presents a “significant risk” to consumers privacy and to provide consumers notice and the ability to opt out when automated-decision making technology is used to make significant decisions. Similar laws may in the future be adopted by other states where the Company does business. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws. Furthermore, privacy and data protection areas are expected to receive further attention at the federal level. The potential effects of state or federal privacy and data protection laws on the Company’s business cannot be determined at this time and will depend both on whether such laws are adopted by states in which the Company does business and/or at the federal level and the requirements imposed by any such laws.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs with detailed requirements, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, in September 2025, the California Privacy Protection Agency finalized regulations under the CCPA relating to annual cybersecurity audits for all businesses that have over $25 million in annual revenue and either (i) process personal information of at least 250,000 California consumers or households or (ii) process sensitive personal information of at least 50,000 California consumers or households. We expect this trend of state-level cybersecurity regulation to continue and are continually monitoring developments in the states in which the Company operates.

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

In November 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. As of September 30, 2025, the FDIC’s total loss estimate to be recovered through the special assessment was $16.7 billion. Under the final rule, the assessment base is the estimated uninsured deposits that an IDI reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments were collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In an interim final rule approved in December 2025 by the FDIC, the special assessment rate was reduced to 2.97 basis points for the eighth and final quarter. For additional discussion of this special assessment, see the section entitled "Non-Interest Expense" under Item 7 of this Annual Report on Form 10-K.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under applicable rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposed rule that would reduce the maximum permissible interchange fee to 14.4 cents plus 4 basis points of the transaction value plus 1.3 cents in adjustments for fraud prevention purposes for many types of debit interchange transactions. The proposed rule also included a mechanism to automatically update the maximum permissible interchange fee every two years based on responses to the debit card issuer survey. In August 2025, a federal district court vacated the Federal Reserve’s 2011 Regulation II interchange fee cap rule, with the decision stayed pending appeal.

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

During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve and the SEC, first proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. In May and July 2024, the Federal Housing Finance Agency, the FDIC, the National Credit Union Administration, and the OCC re-proposed the revised rules on incentive-based payment arrangements that prohibit incentive-based compensation that encourages inappropriate risk. However, the Federal Reserve and the SEC have so far declined to join the other U.S. financial regulators in re-proposing the revised rules which are legislatively mandated to be a joint rule among the six aforementioned U.S. financial regulators.

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

As previously disclosed and discussed in greater detail in Note 16 – Commitments and Contingencies and Related-Party Transactions, in 2023 Columbia Bank was informed by one of its technology service providers (the “Vendor”) that a widely reported security incident involving MOVEit, a filesharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of Columbia Bank’s consumer and small business customers. On behalf of the Bank, the Vendor notified affected customers (approximately 429,000), and the Bank and Vendor notified applicable federal and state regulators regarding the Vendor Incident.

Acquisitions and the integration of acquired businesses subject us to various risks and may not result in all of the benefits anticipated, future acquisitions may be dilutive to current shareholders and future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

We have in the past sought, and in the future may continue to seek, to grow our business by acquiring other businesses. Our acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

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

Risks Relating to our acquisition of Pacific Premier

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

Substantially all of our loan and deposit customers are businesses and individuals in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington and soft economies in these market areas could have a material adverse effect on our business, financial condition, results of operations, and prospects. We are focusing on growth opportunities in Arizona, Colorado, Texas, and Utah; however, economic softening in these areas could hinder our expansion plans. A deterioration in the market areas we serve could result in consequences, including the following, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations and prospects:
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

While our loan portfolio is diversified across business sectors, it is concentrated in CRE and commercial business loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about significant loan concentrations. CRE valuations can be materially affected over relatively short periods of time by changes in business climate, economic conditions, interest rates, and, in many cases, the results of operations of businesses and other occupants of the real property. Evolving factors such as the shift to work-from-home or hybrid-work arrangements, changing consumer preferences (including online shopping), and resulting changes in occupancy rates as a result of these and other trends can also impact such valuations over relatively short periods. Because our loan portfolio contains CRE and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, results of operations, and prospects.

A large percentage of our loan portfolio is secured by real estate, in particular CRE. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.

As of December 31, 2025, 76% of our total gross loans were secured by real estate. Any renewed downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. CRE mortgage loans, which comprise a significant portion of our loan portfolio, generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Following the COVID-19 pandemic there has been an evolution of various remote work options which may continue to impact the short-term performance and could impact the long-term performance of some types of office properties within our CRE portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current CRE market. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans, any or all of which would have an adverse impact, which could be material, on our business, financial condition, results of operations, and prospects.

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

Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Although the Federal Reserve decreased the federal funds target rate throughout 2025 and may further decrease the target rate through 2026, interest rates may increase to combat renewed inflation or otherwise. Lower rates could reduce our interest income and adversely affect our business forecasts. Alternatively, increases in interest rates may result in a change in the mix of non-interest and interest-bearing deposit accounts, and may have otherwise unpredictable effects. For example, increases in interest rates may result in increases in the number of delinquencies, bankruptcies or defaults by clients and more non-performing assets and net charge-offs, decreases in customer deposit levels, decreases to the demand for interest rate-based products and services, including loans, and changes to the level of off-balance sheet market-based investments preferred by our clients, each of which may reduce our interest rate spread. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

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

Our securities portfolio currently includes securities with unrecognized losses. As of December 31, 2025, gross unrealized losses in our securities portfolio were $380 million. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities may come under scrutiny due to concerns about credit quality. Although management believes the credit quality of the Company’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any securities with an associated credit loss each reporting period, as required by GAAP in the United States. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize credit losses with respect to these and other holdings. For example, it is possible that government-sponsored programs to allow mortgages to be refinanced to lower rates could materially adversely impact the yield on our portfolio of mortgage-backed securities, since a significant portion of our investment portfolio is composed of such securities.

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

Rate fluctuations are unpredictable and can adversely impact our ability to maintain consistently low-cost funding.

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

Financial holding company status.

Financial holding companies are allowed to engage in certain financial activities in which a bank holding company is not otherwise permitted to engage. However, to maintain financial holding company status, a bank holding company (and all of its depository institution subsidiaries) must be “well-capitalized” and “well-managed.” If a bank holding company ceases to meet these capital and management requirements, there are many penalties it would be faced with, including the FRB may impose limitations or conditions on the conduct of its activities, and it may not undertake any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If a company does not return to compliance within 180 days, which period may be extended, the FRB may require divestiture of that company’s depository institutions. To the extent we do not meet the requirements to be a financial holding company in the future, there could be a material adverse effect on our business, financial condition, and results of operations.

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

In recent years, supply chain constraints, robust demand, and labor shortages have led to persistent inflationary pressures throughout the economy. The possible economic policies of the U.S. presidential administration, including those already imposed and additional tariffs that may be imposed or increased tariffs on U.S. trading partners, may also lead to renewed inflationary pressures. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of our borrowers, result in lower values for our investment securities and other interest-earning assets, and increase expense related to talent acquisition and retention.

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

Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions and finance, insurance, and other non-depository companies operating in our market areas. We also experience competition, especially for deposits, from Internet-based banking institutions and financial technology companies, which have grown rapidly in recent years. We may also experience increased competition for deposits from stablecoin issuers and commercial banks that issue or hold stablecoins, as stablecoins have received increasing acceptance by regulators and market participants. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are and/or have greater financial resources than we do. Some of our competitors may have liquidity issues, which could impact the pricing of deposits, loans, and other financial products in our markets. Our inability to effectively compete in our market areas could have a material adverse impact on our business, financial condition, results of operations, and prospects.

Climate change concerns could adversely affect our business, affect client activity levels, and damage our reputation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. In connection with the potential transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient. In addition, due to divergent stakeholder views regarding climate change, we are at increased risk that any actual or perceived action, or lack thereof, by us in connection with the potential transition to a less carbon-dependent economy will be perceived negatively by some stakeholders and adversely affect our business and reputation.

Our business is subject to the risks of pandemics, earthquakes, tsunamis, floods, fires and other natural catastrophic events and other events beyond our control.

A major catastrophe, such as an earthquake, tsunami, flood, fire, or other natural disaster, including those caused or exacerbated by climate change, public health issues such as the COVID-19 or other pandemics, or other events beyond our control, could result in a prolonged interruption of our business. For example, our headquarters is located in Tacoma, Washington and we have operations throughout the western United States, a geographical region that has been or may be affected by earthquakes, wildfires, tsunamis, and flooding activity. Because we primarily serve individuals and businesses in our footprint, a natural disaster likely would have a greater impact on our business, operations, and financial condition than if our business were more geographically diverse throughout the United States. The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

To identify and assess material risks from cybersecurity threats, we consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our corporate risk and cybersecurity professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. We employ a range of tools and services, including programs across identity and access management, training and awareness, threat management, cybersecurity operations, cybersecurity enablement, and cybersecurity data, host, and network security. This includes regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to inform our professionals’ risk identification and assessment.

We also have a cybersecurity-specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards aligned to the Cyber Risk Institute Profile that is based on the National Institute of Standards and Technology’s ("NIST") Cybersecurity Framework ("CSF") and aligned to CSF version 2. These standards are aligned to the NIST, International Organization for Standardization, Center for Internet Security, and experts are engaged by us to evaluate the integrity of our information systems, as such term is defined in Item 106(a) of Regulation S-K.

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

As previously disclosed in 2023 Columbia Bank was informed by the Vendor that a widely reported security incident involving MOVEit, a filesharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of Columbia Bank’s consumer and small business customers (the "Vendor Incident"). Other than the information described above, no Columbia Bank account information was compromised as a result of the Vendor Incident, and no information from Columbia Bank’s commercial customers was involved in the Vendor Incident. On behalf of the Bank, the Vendor notified affected customers (approximately 429,000), and the Bank and Vendor notified applicable federal and state regulators regarding the Vendor Incident. Subsequently, the Bank was named in a number of putative class action lawsuits related to the Vendor Incident. The lawsuits collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment, and violation of certain state statutes. Given the large number of federal cases throughout the United States (including those involving the Bank), on October 4, 2023 the United States Judicial Panel on Multidistrict Litigation initiated a multidistrict litigation ("MDL") to consolidate such cases – In Re: MOVEit Customer Data Security Breach Litigation, MDL No. 3083 – in the United States District Court for the District of Massachusetts (MDL No. 1:23-md-03083-ADB-PGL). The Bank has engaged defense counsel and intends to vigorously defend against these lawsuits and any similar or related lawsuits or claims. The Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

As of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. The expenses we have incurred from cybersecurity incidents, including the Vendor Incident have been immaterial to date. Nevertheless, we also believe risks from certain cybersecurity threats, including as a result of our previously disclosed Vendor Incident could potentially result in charges, settlements or other potential liabilities that could materially affect our business strategy, results of operations, and financial condition, depending on the outcome of pending lawsuits as discussed further above.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Security Officer and Chief Privacy and Information Risk Officer. Such individuals have many years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. Their expertise is further supported by advanced degrees and industry-recognized certifications. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these members of management report to the ERMC about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

ITEM 2. PROPERTIES.

The Company’s principal properties include our leased corporate headquarters, which is located at 13th & A Street, Tacoma, Washington and leased corporate office space in Lake Oswego, Oregon.

As of December 31, 2025, the Company had the following properties located throughout several counties in Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, Utah, and Washington:

	Owned Properties	Leased Properties	Total Properties
Customer-facing locations	180	205	385
Administrative locations	7	15	22
Total locations	187	220	407

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)Our common stock is traded on the Nasdaq Stock Market LLC under the symbol "COLB." As of December 31, 2025, our common stock was held by 5,859 shareholders of record, a number that does not include beneficial owners who hold shares in "street name," or shareholders from previously acquired companies that have not exchanged their stock. As of December 31, 2025, a total of 3.5 million shares of unvested restricted stock units and awards were outstanding.

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

(b)Not applicable.

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2025:

Period	Total number of Common Shares Purchased (in thousands) (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan (in millions)
10/01/25 - 10/31/25	29	$25.96	—	$700
11/01/25 - 11/30/25	3,209	$26.95	3,198	$614
12/01/25 - 12/31/25	485	$28.09	482	$600
Total for quarter	3,723	$27.09	3,680

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 43,120 shares to be issued upon vesting of restricted stock to pay withholding taxes. During the three months ended December 31, 2025, 3,679,706 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)On October 29, 2025, the Company's Board approved a new share repurchase program, which authorizes the Company to repurchase up to $700 million of common stock through November 30, 2026 from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of December 31, 2025, a total of $600 million remained available to repurchase shares. Under the repurchase plans, the Company repurchased 3.7 million shares during 2025 and none in 2024 or 2023. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals.

Restricted shares cancelled to pay withholding taxes totaled 378,000 and 285,000 shares during the years ended December 31, 2025 and 2024, respectively.
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Annual Report on Form 10-K.

Stock Performance Graph
The following chart, which is furnished as part of our annual report to shareholders and not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2025, with (i) the Nasdaq Composite Index, (ii) the Standard and Poor's 500 Index, and (iii) the Nasdaq Bank Index. This comparison assumes $100.00 was invested on December 31, 2020, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2020 to December 31, 2025, was obtained by using the closing prices as of the last trading day of each year.

$225
$200
$175
$150
$125
$100
$75
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Columbia Banking System, Inc.
Nasdaq Composite Index
S&P 500 Index
Nasdaq Bank Index

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Columbia Banking System, Inc.	$100.00	$93.86	$89.85	$84.55	$91.30	$99.85
Nasdaq Composite Index	$100.00	$122.21	$82.48	$119.35	$154.67	$187.42
S&P 500 Index	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
Nasdaq Bank Index	$100.00	$142.91	$119.65	$115.54	$139.30	$149.15

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this Annual Report on Form 10-K.
The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. For a discussion of the year ended December 31, 2023, including a comparison to the year ended December 31, 2024, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, on Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 25, 2025.

EXECUTIVE OVERVIEW

Acquisition of Pacific Premier
•On August 31, 2025, the Company completed its all-stock acquisition of Pacific Premier, the parent company of Pacific Premier Bank. Pursuant to the terms of the acquisition agreement, Pacific Premier stockholders received 0.9150 of a share of Columbia common stock for each share of Pacific Premier common stock they held. Systems conversion and branch consolidations are on track to be completed during the first quarter of 2026, supported by comprehensive cross-company teams led by Columbia's Integration Management Office. The acquisition rounds out our western footprint and strengthens our presence as a leading financial institution in the western United States. It also expands our product and service offerings, enabling us to deliver more comprehensive, needs-based financial solutions to both existing and prospective customers. For additional information regarding this acquisition, see Note 2 – Business Combinations and Note 9 – Goodwill and Other Intangible Assets in Item 8 of this Annual Report on Form 10-K.
Financial Performance
•Earnings per diluted common share were $2.30 for the year ended December 31, 2025, compared to $2.55 for the year ended December 31, 2024. The decrease was driven by an increase in weighted-average diluted common shares outstanding as common shares were issued in connection with the Pacific Premier acquisition. The impact was partially offset by an increase in net income.

•Net income was $550 million for the year ended December 31, 2025, compared to $534 million for the year ended December 31, 2024. The increase was driven by higher net interest income and non-interest income, partially offset by an increase in non-interest expense due to higher expenses related to the acquisition. In addition, provision for credit losses increased, primarily due to the initial provision for credit losses attributed to the acquired non-PCD loans and unfunded commitments.

•Net interest income was $2.0 billion for the year ended December 31, 2025, as compared to $1.7 billion for the year ended December 31, 2024. The increase was driven by a larger average balance sheet and the impact of four months as a combined company due to the Pacific Premier acquisition, as well as a decrease in interest expense due to lower interest rates and a favorable shift in our funding mix.

•Net interest margin, on a tax equivalent basis, was 3.83% for the year ended December 31, 2025, compared to 3.57% for the year ended December 31, 2024. The increase was due to a reduction in the cost of interest-bearing liabilities, partially offset by lower average yields on interest-earning assets. Net interest margin also benefited from a favorable shift in our funding mix, reflecting a higher contribution from lower-cost customer deposits and a lower contribution from higher-cost wholesale funding sources, like brokered deposits and term debt.

•Non-interest income was $298 million for the year ended December 31, 2025, compared to $211 million for the year ended December 31, 2024. The increase was driven by four months of combined operations following the Pacific Premier acquisition, as well as fair value adjustments. The impact of fair value adjustments and hedges resulted in a net fair value gain of $16 million related mainly to loans held for investment at fair value, gain on investment securities, and MSR hedging activity in 2025, compared to a net fair value loss of $13 million in 2024.

•Non-interest expense was $1.4 billion for the year ended December 31, 2025, compared to $1.1 billion for the year ended December 31, 2024. The increase was primarily driven by a $124 million increase in merger and restructuring expense to $148 million, primarily related to the Pacific Premier acquisition, four months of combined operations, higher salaries and employee benefits, increased occupancy costs, and a $55 million accrual for a legal settlement. The increase was partially offset by the partial recognition of cost savings related to the Pacific Premier acquisition later in 2025.

•Total loans and leases were $47.8 billion as of December 31, 2025, an increase of $10.1 billion, or 27%, compared to December 31, 2024. The increase in total loans and leases was driven by $11.4 billion in loans acquired through the Pacific Premier acquisition, partially offset by runoff in commercial development and below-market-rate transactional loans, as well as the transfer of $295 million in residential real estate loans to held-for-sale.

•Total deposits were $54.2 billion as of December 31, 2025, an increase of $12.5 billion, or 30%, from December 31, 2024. The increase was primarily driven by the Pacific Premier acquisition, which contributed $14.5 billion of deposits, and organic increases from recent small business and retail deposit campaigns, partially offset by a reduction in brokered deposits.

•Total consolidated assets were $66.8 billion as of December 31, 2025, compared to $51.6 billion as of December 31, 2024. The increase was primarily driven by the acquisition of Pacific Premier, which contributed $11.4 billion in loans, $2.8 billion in investment securities, and $874 million in cash.

Credit Quality
•Non-performing assets were $200 million, or 0.30% of total assets, as of December 31, 2025, compared to $170 million, or 0.33% of total assets, as of December 31, 2024. Non-performing loans were $198 million, or 0.41% of total loans and leases, as of December 31, 2025, compared to $167 million, or 0.44% of total loans and leases, as of December 31, 2024. As of December 31, 2025, non-performing loans included $79 million in government guarantees. The increases in non-performing assets and loans primarily reflect assets acquired through the Pacific Premier acquisition.

•The ACL was $485 million, or 1.02% of loans and leases, as of December 31, 2025, an increase of $44 million, as compared to $441 million, or 1.17% of loans and leases, as of December 31, 2024. The change reflects loan growth from the Pacific Premier acquisition, updated economic forecasts incorporated into credit models, and includes $5 million related to PCD loans booked at closing, which did not impact earnings.

•Provision for credit losses was $150 million for the year ended December 31, 2025, compared to a provision for credit losses of $106 million in the prior year. The increase in the provision includes an initial provision of $70 million for acquired non-PCD loans and unfunded commitments, and changes in economic forecasts used in the ACL methodology. As a percentage of average outstanding loans and leases, the provision for credit losses for the year ended December 31, 2025 was 0.36%, as compared to 0.28% for the prior year.

Liquidity

•Total cash and cash equivalents were $2.4 billion as of December 31, 2025, an increase of $502 million from December 31, 2024. The increase was primarily driven by the acquisition of Pacific Premier, which contributed $874 million in cash. The Company manages its cash position as part of management's strategy to maintain a high-quality liquid asset position to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage the balance sheet by decreasing debt and non-relationship deposit liabilities as economic conditions permit.

•Including secured off-balance sheet lines of credit, total available liquidity was $27.9 billion as of December 31, 2025, representing 42% of total assets, 51% of total deposits, and 141% of uninsured deposits.

Capital
•The Company's total risk-based capital ratio was 13.6% and its CET1 risk-based capital ratio was 11.8% as of December 31, 2025, as compared to 12.8% and 10.5%, respectively, as of December 31, 2024. In November 2025, the Company increased its quarterly dividend to $0.37 per common share, compared to $0.36 per common share previously.

•The Company paid cash dividends of $1.45 per common share during the year ended December 31, 2025, as compared to $1.44 in 2024.

•The Company repurchased 3.7 million common shares for a total of $100 million during the year ended December 31, 2025, under the new repurchase program, approved by Columbia's Board in October 2025, which authorizes the Company to repurchase up to $700 million of common stock through November 30, 2026. The timing and amount of common share repurchases will be at the discretion of senior management and subject to various factors, including, without limitation, Columbia’s capital position and financial performance, market conditions, and regulatory considerations. Our capital deployment strategy remains focused on supporting organic growth, maintaining strong regulatory ratios, and returning capital to shareholders through dividends and share repurchases.

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

Management believes the ACL and business combination estimates are important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective, or complex judgments and, therefore, management considers them to be critical accounting estimates.

Allowance for Credit Losses

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL was $485 million at December 31, 2025 and $441 million at December 31, 2024.

Under CECL, Management has flexibility in selecting the methodology for estimating expected credit losses, which must be calculated over the asset’s contractual term, and adjusted for prepayments, utilizing quantitative and qualitative factors. Management uses complex models to forecast future economic conditions based on specific macroeconomic variables for each loan and lease portfolio.

The adequacy of the ACL is monitored regularly, considering factors such as: CECL model outputs; loan portfolio quality and risk ratings; economic conditions; loan concentrations and growth rates; past-due and non-performing trends; specific loss estimates for significant problem loans; historical charge-off and recovery experience. As of December 31, 2025, the Bank used Moody's Analytics' November 2025 consensus forecast to estimate the ACL.

To assess sensitivity, the Bank applied the Moody's Analytics' November 2025 S2 scenario, which predicts a 75% probability of better economic performance and a 25% probability of worse performance. For additional information related to the economic scenario, see Note 6 – Allowance for Credit Losses in Item 8 of this Annual Report on Form 10-K.

This scenario would result in a quantitative lifetime loss estimate approximately 1.4 times our modeled period-end ACL, an increase of approximately $147 million, without qualitative adjustments. This analysis pertains solely to the modeled credit loss estimate and does not encompass the overall period-end ACL, which incorporates qualitative adjustments.

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
RESULTS OF OPERATIONS

Columbia's financial results for any periods ended prior to August 31, 2025, the acquisition date for Pacific Premier, reflect Columbia's results only on a standalone basis. Accordingly, Columbia's reported financial results for the first eight months of 2025 reflect only Columbia's financial results through the closing of the acquisition. In addition, Columbia’s financial results for any periods ended prior to February 28, 2023, the closing date of the Company’s merger with UHC, reflect UHC’s results only on a standalone basis. Accordingly, Columbia’s reported financial results for the first two months of 2023 reflect only UHC’s financial results through the closing of the Company’s merger with UHC. As a result of these factors, Columbia's financial results for the years ended December 31, 2025 and December 31, 2023, may not be directly comparable to prior or future reported periods.

Comparison of current year to prior year

For the year ended December 31, 2025, the Company had net income of $550 million, compared to net income of $534 million for the same period in the prior year. The increase in net income was mainly attributable to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and provision for credit losses. Net interest income increased $285 million primarily due to a larger average balance sheet for the year compared to the prior year, primarily due to the Pacific Premier acquisition and lower rates on interest-bearing liabilities, partially offset by lower average yields on interest-earning assets. Non-interest income increased $87 million, reflecting four months of combined operations following the acquisition. Non-interest expense increased $319 million primarily due to increases in merger and restructuring expenses, salaries and employee benefits, and occupancy and equipment, net, each of which was associated with the Pacific Premier acquisition, as well as a $55 million accrual for a legal settlement. The increase of $44 million in provision for credit losses was driven by the $70 million provision for credit losses attributed to the acquired non-PCD loans and unfunded commitments and includes $5 million related to Pacific Premier PCD loans booked at acquisition closing and updated economic forecasts incorporated into credit models.

On August 31, 2025, Columbia completed its acquisition of Pacific Premier. Systems conversion and branch consolidations are on track to be completed during the first quarter of 2026. The Company expects to realize all related cost savings by June 30, 2026 and expects to stay within the original expected merger-related expense amount of $185 million for this acquisition.

The following table presents the return on average assets (GAAP), average common shareholders' equity (GAAP), and average tangible common shareholders' equity (non-GAAP) for the years ended December 31, 2025, 2024, and 2023. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization. Return on average tangible common shareholders' equity is also used as part of our incentive compensation program for our executive officers. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

For the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Return on average assets	0.97%	1.03%	0.70%
Return on average common shareholders' equity	8.98%	10.55%	7.81%
Return on average tangible common shareholders' equity	12.51%	15.31%	11.46%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$6,126	$5,060	$4,467
Less: average goodwill and other intangible assets, net	1,729	1,574	1,423
Average tangible common shareholders' equity	$4,397	$3,486	$3,044

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2025 and 2024:

(millions)	December 31, 2025	December 31, 2024
Total shareholders' equity	$7,840	$5,118
Less: Goodwill	1,482	1,029
Less: Other intangible assets, net	712	484
Tangible common shareholders' equity	$5,646	$3,605

Total assets	$66,832	$51,576
Less: Goodwill	1,482	1,029
Less: Other intangible assets, net	712	484
Tangible assets	$64,638	$50,063

Total shareholders' equity to total assets ratio	11.73%	9.92%
Tangible common equity to tangible assets ratio	8.73%	7.20%

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

NET INTEREST INCOME

Net interest income for 2025 was $2.0 billion, an increase of $285 million, or 17%, compared to 2024. The increase was driven by a $161 million increase in interest income, largely reflective of the impact of four months as a combined company in the current period, as well as a $124 million decrease in interest expense mainly due to lower interest rates driven by the 75 basis point reduction in the federal funds rate in 2025, as well as a favorable shift in Columbia's funding mix during the year.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.83% for 2025, as compared to 3.57% for 2024, an increase of 26 basis points. The increase for the year ended December 31, 2025 compared to the prior year was due to a reduction in the cost of interest-bearing liabilities, partially offset by lower yields on average loans and leases and cash. A favorable balance sheet mix shift to lower-cost customer deposits from higher-cost wholesale funding sources between periods contributed positively to net interest margin.
The average yields on loans and leases for 2025 and 2024 were 5.95% and 6.15%, respectively, a decrease of 20 basis points, primarily attributable to the lower interest rate environment during most of 2025, partially offset by the increase in average loans and leases related to the Pacific Premier acquisition as these balances were recorded at fair value as of August 31, 2025. The cost of interest-bearing liabilities was 2.61% for the year ended December 31, 2025, compared to 3.21% for the year ended December 31, 2024. The 60-basis point decrease was due primarily to reductions in the federal funds rate as compared to the prior period and a favorable shift in Columbia's funding mix. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.
The Federal Reserve lowered the target for the federal funds rate by 0.25% in September, October, and December 2025, respectively, resulting in a decrease of 0.75% as compared to December 31, 2024. The 2025 reductions to the targeted federal funds rate followed decreases of 1.00% in the last quarter of 2024. Columbia's balance sheet remained in a slightly liability-sensitive position as of December 31, 2025. We expect customer deposit balance trends to be a driver of net interest margin performance, as we continue to target a lower funding contribution from wholesale sources, like brokered deposits and FHLB advances.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2025, 2024, and 2023:

	2025			2024			2023
(in millions)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$129	$8	5.98%	$69	$4	6.50%	$88	$4	4.42%
Loans and leases (1)	41,198	2,450	5.95%	37,585	2,316	6.15%	35,413	2,110	5.95%
Taxable securities	8,543	353	4.14%	7,929	317	4.00%	7,480	290	3.88%
Non-taxable securities (2)	960	40	4.20%	834	32	3.78%	740	28	3.81%
Temporary investments and interest-bearing cash	1,659	71	4.26%	1,696	90	5.32%	2,147	111	5.20%
Total interest-earning assets (1)(2)	52,489	2,922	5.57%	48,113	2,759	5.73%	45,868	2,543	5.54%
Goodwill and other intangible assets	1,729			1,574			1,423
Other assets	2,561			2,228			2,205
Total assets	$56,779			$51,915			$49,496
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$9,391	$198	2.11%	$8,266	$215	2.60%	$6,280	$97	1.55%
Money market deposits	13,483	319	2.37%	10,998	300	2.73%	9,963	185	1.86%
Savings deposits	2,365	3	0.13%	2,529	3	0.13%	2,994	3	0.11%
Time deposits	6,373	227	3.56%	6,220	285	4.58%	4,744	176	3.71%
Total interest-bearing deposits	31,612	747	2.36%	28,013	803	2.87%	23,981	461	1.93%
Repurchase agreements and federal funds purchased	190	4	2.11%	212	5	2.30%	270	4	1.45%
Borrowings	2,830	128	4.53%	3,692	190	5.15%	4,523	243	5.37%
Junior and other subordinated debentures	433	34	7.87%	419	39	9.28%	421	38	8.94%
Total interest-bearing liabilities	35,065	913	2.61%	32,336	1,037	3.21%	29,195	746	2.56%
Non-interest-bearing deposits	14,735			13,609			14,927
Other liabilities	853			910			907
Total liabilities	50,653			46,855			45,029
Common equity	6,126			5,060			4,467
Total liabilities and shareholders' equity	$56,779			$51,915			$49,496
NET INTEREST INCOME (2)		$2,009			$1,722			$1,797
NET INTEREST SPREAD (2)			2.96%			2.52%			2.98%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN			3.83%			3.57%			3.91%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income was adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $6 million, $4 million, and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2025 compared to 2024, as well as between 2024 and 2023. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	2025 compared to 2024			2024 compared to 2023
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$4	$—	$4	$(1)	$1	$—
Loans and leases	219	(85)	134	133	73	206
Taxable securities	24	12	36	18	9	27
Non-taxable securities (1)	4	4	8	4	—	4
Temporary investments and interest-bearing cash	(2)	(17)	(19)	(24)	3	(21)
Total interest-earning assets (1)	249	(86)	163	130	86	216
Interest-bearing liabilities:
Interest-bearing demand deposits	29	(46)	(17)	38	80	118
Money market	67	(48)	19	21	94	115
Savings	—	—	—	(1)	1	—
Time deposits	7	(65)	(58)	62	47	109
Repurchase agreements	(1)	—	(1)	(1)	2	1
Borrowings	(44)	(18)	(62)	(43)	(10)	(53)
Junior subordinated debentures	1	(6)	(5)	—	1	1
Total interest-bearing liabilities	59	(183)	(124)	76	215	291
Net increase (decrease) in net interest income (1)	$190	$97	$287	$54	$(129)	$(75)
(1) Tax-exempt income was adjusted to a tax equivalent basis at a 21% tax rate.

PROVISION FOR CREDIT LOSSES

The Company had a $150 million provision for credit losses for 2025, as compared to a $106 million provision for credit losses for 2024. The increase was driven by the $70 million provision for credit losses attributed to the acquired non-PCD loans and unfunded commitments. The increase was offset by loan portfolio runoff, credit migration trends, charge-off activity, and changes in the economic forecasts used in credit models. As a percentage of average outstanding loans and leases, the provision for credit losses recorded for 2025 was 0.36%, as compared to 0.28% for the prior period.

Net charge-offs were $111 million for 2025, or 0.27% of average loans and leases, compared to net charge-offs of $129 million, or 0.34% of average loans and leases, for 2024. Net charge-offs in the FinPac portfolio were $61 million for the year ended December 31, 2025, as compared to $88 million for the year ended December 31, 2024. Net charge-offs for the Bank were $50 million and $41 million for the years ended December 31, 2025 and 2024, respectively.

Typically, loans in non-accrual status will not have an ACL as they will be written down to their net realizable value or charged off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore, homogeneous leases and equipment finance agreements on non-accrual will have an ACL amount until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $19 million as of December 31, 2025 have a related ACL of $17 million, with the remaining loans written down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

The following table presents the key components of non-interest income and the related dollar and percentage change for the years ended December 31, 2025 and 2024:

	2025 compared to 2024
(in millions)	2025	2024	Change Amount	Change Percent
Service charges on deposits	$84	$72	$12	17%
Card-based fees	58	57	1	2%
Financial services and trust revenue	35	20	15	75%
Residential mortgage banking revenue, net	31	24	7	29%
Gain on investment securities, net	6	—	6	nm
Gain (loss) on loan and lease sales, net	1	(3)	4	nm
Gain (loss) on certain loans held for investment, at fair value	11	(10)	21	nm
Bank owned life insurance income	25	19	6	32%
Other income	47	32	15	47%
Total non-interest income	$298	$211	$87	41%

Service charges on deposits and financial services and trust revenue increased in 2025 compared to 2024. The increases reflect four months of combined operations following the acquisition of Pacific Premier, which contributed to higher transaction volumes and an expanded client base. In addition, the Pacific Premier acquisition significantly expanded the Company's wealth management platform with the addition of Pacific Premier's custodial trust business, which contributed to the 75% increase in financial services and trust revenue in 2025 compared to 2024.

Residential mortgage banking revenue increased in 2025 compared to 2024. The variance was due to a favorable shift in the hedged change in fair value of the MSR asset due to valuation inputs or assumptions, which drove a $7 million increase in residential mortgage banking revenue between periods. While there was an increase in the origination and sale of mortgages during 2025 when compared to 2024, it was partially offset by a decrease in servicing revenue, due to a decline in the balance of the residential serviced loan portfolio.

Gain (loss) on certain loans held for investment, at fair value, for 2025, compared to 2024, increased due to interest rate fluctuations between periods that resulted in a gain of $11 million in the current year, as compared to a loss of $10 million in the prior year.

Other income in 2025 compared to 2024 increased primarily due to a favorable change related to swap customer fee revenue and related income, resulting in a favorable change of $12 million combined.

NON-INTEREST EXPENSE

The following table presents the key elements of non-interest expense and the related dollar and percentage change for the years ended December 31, 2025 and 2024:

	2025 compared to 2024
(in millions)	2025	2024	Change Amount	Change Percent
Salaries and employee benefits	$672	$589	$83	14%
Occupancy and equipment, net	216	182	34	19%
Communications	14	14	—	—%
Marketing	15	11	4	36%
Services	57	53	4	8%
Deposit costs	24	8	16	200%
FDIC assessments	28	42	(14)	(33)%
Intangible amortization	127	119	8	7%
Merger and restructuring expense	148	24	124	nm
Legal settlement	55	—	55	nm
Other expenses	67	62	5	8%
Total non-interest expense	$1,423	$1,104	$319	29%

Salaries and employee benefits increased in 2025 compared to 2024 primarily due to the acquisition of Pacific Premier and the associates that joined Columbia as a result. The year‑over‑year increase is consistent with our expectations and reflects the four-month impact of our larger associate base.
Occupancy and equipment, net increased in 2025 compared to 2024 primarily due to an increase in branch locations and software costs related to the acquisition of Pacific Premier. We remain on track to complete the systems conversion and branch consolidations related to the acquisition during the first quarter of 2026, and we expect to realize all related cost savings by June 2026.
Deposit costs increased in 2025 compared to 2024 primarily due to the acquisition of Pacific Premier, which expanded the Company's HOA banking business. Our HOA banking business contributes relatively low-cost deposits to our funding base and provides other business-generating opportunities. HOA deposit costs primarily reflect pricing arrangements with third-party entities that manage HOA accounts. These costs are variable and tied to account activity and transaction volume. This upward trend is expected to continue in 2026, as 2025 reflects only four months with the expanded business. HOA-related costs are expected to be $10 million per quarter.
FDIC assessments decreased in 2025 compared to 2024, primarily due to a $6 million reversal of prior FDIC special assessment expense accrual during the current period, compared to $6 million in additional FDIC special assessment expense accrual in 2024. The reversal reflects updated expectations of lower future payments under the FDIC’s special deposit insurance assessment. Excluding these special‑assessment impacts, deposit insurance expense remained relatively consistent between periods.
Merger and restructuring expense increased in 2025 compared to 2024, primarily due to costs associated with the acquisition of Pacific Premier. These expenses include severance and retention payments, professional service fees, systems conversion and integration activities, contract termination costs, facility consolidation, and other one‑time charges necessary to combine operations and align the merged organization. Refer to Note 2 – Business Combinations for the breakout of acquisition expenses.
Legal settlement increased in 2025 compared to 2024, due to the $55 million class action settlement finalized and funded in 2025.

INCOME TAXES

Our consolidated effective tax rate for 2025 was 24.4%, compared to 25.7% for 2024. The 2025 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes, net tax-exempt income on investment securities, non-deductible FDIC assessments, and tax credits and benefits arising from low-income housing investments. Refer to Note 25 – Income Taxes and Investment Tax Credits in Item 8 of this Annual Report on Form 10-K for more information about the Company's taxes.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $2.4 billion as of December 31, 2025, compared to $1.9 billion as of December 31, 2024. The increase was driven by the interest-bearing cash acquired through the Pacific Premier acquisition. The Company manages its cash position within the broader liquidity framework designed to maintain a high‑quality liquid asset base, support balance sheet flexibility, fund growth across lending and investment activities, and reduce debt and other non‑deposit liabilities when market conditions are favorable.

INVESTMENT SECURITIES

The composition of our investment securities portfolio reflects management's investment strategy to maintain an appropriate level of liquidity while generating a relatively stable source of interest income. The investment securities portfolio serves as a vehicle for investing available funds, provides a source of liquidity (by pledging collateral or through repurchase agreements) and supplies collateral for certain public funds deposits.
Equity and other securities consist primarily of investments in fixed income mutual funds to support our CRA initiatives and securities invested in rabbi trusts for the benefit of certain current or former executives and employees, as required by the underlying agreements. Equity and other securities were $113 million at December 31, 2025, compared to $78 million as of December 31, 2024. The increase is primarily driven by a $31 million increase in non-trading equity, of which $17 million resulted from equity investments acquired in the Pacific Premier acquisition, and by a $4 million increase in rabbi trust assets.

Investment debt securities available for sale were $11.1 billion as of December 31, 2025, compared to $8.3 billion as of December 31, 2024. The increase was primarily attributable to $2.8 billion in securities acquired in the Pacific Premier acquisition, purchases of $2.4 billion in securities, and an increase of $319 million in fair value due to lower rates during the period. These increases were partially offset by $2.8 billion in proceeds, which included $1.8 billion of securities acquired as part of the Pacific Premier acquisition.

The following tables present the par value, amortized cost, and fair values of debt securities as available for sale and held to maturity investment debt securities portfolio by major type as of the dates presented:

	December 31, 2025				December 31, 2024
(in millions)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,322	$1,332	$1,300	12%	$1,486	$1,496	$1,423	17%
Obligations of states and political subdivisions	1,875	1,597	1,629	15%	1,115	1,055	1,026	12%
Mortgage-backed securities and collateralized mortgage obligations	9,051	8,447	8,183	73%	6,701	6,307	5,826	71%
Total available for sale securities	$12,248	$11,376	$11,112	100%	$9,302	$8,858	$8,275	100%

Held to maturity:
Corporate and other securities	$19	$18	$19	100%	$3	$2	$3	100%
Total held to maturity securities	$19	$18	$19	100%	$3	$2	$3	100%

The following table presents information regarding the amortized cost, fair value, average yield, and maturity structure of the debt securities portfolio as of December 31, 2025:

(in millions)	Amortized Cost	Fair Value	Average Yield (1)
Available for sale:
U.S. treasury and agencies
One year or less	$291	$291	3.57%
One to five years	1,020	991	2.67%
Five to ten years	21	18	2.60%
Total U.S. treasury and agencies	1,332	1,300	2.87%
Obligations of states and political subdivisions
One year or less	52	52	3.76%
One to five years	204	205	3.70%
Five to ten years	496	488	4.70%
Over ten years	845	884	5.93%
Total obligations of states and political subdivisions	1,597	1,629	4.82%
Other Securities
Mortgage-backed securities and collateralized mortgage obligations	8,447	8,183	4.16%
Total available for sale securities	11,376	11,112	4.11%

Held to maturity:
Corporate and other securities
Five to ten years	1	1	1.33%
Over ten years	17	18	2.73%
Total corporate and other securities	18	19	2.67%

Total debt securities	$11,394	$11,131	4.11%
(1) The weighted average yields represent a projected yield to maturity given current cash flow projections for MBS/CMOs and is a yield to worst for callable securities. For adjustable MBS, the projected book yield represents the yield to maturity based on current index levels. Yields are calculated on an amortized cost basis and are stated on a federal tax equivalent basis of 21%.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 5.2 years. These securities generally provide a yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinance activity on the underlying mortgage loans.

We evaluate our investment securities on an ongoing basis for potential impairment. This review considers current market conditions, fair value in relationship to cost, the magnitude and duration of unrealized losses, changes in issuer credit ratings or credit trends, and other relevant factors. We also assess whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, which may be maturity.

As December 31, 2025, the available for sale investment portfolio had gross unrealized losses of $380 million, including $327 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations. The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, rather than deterioration in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of December 31, 2025.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $159 million and $150 million as of December 31, 2025 and 2024, respectively, the majority of which represents the Bank's investment in the FHLB. The increase reflects purchases of FHLB stock made to support higher levels of FHLB borrowing activity during the period. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and shares may only be purchased or redeemed at par. As of December 31, 2025, the Bank's minimum required investment in FHLB stock was $154 million.

LOANS AND LEASES

Total loans and leases outstanding as of December 31, 2025 were $47.8 billion, an increase of $10.1 billion compared to December 31, 2024. The increase was driven by $11.4 billion in loans acquired through the Pacific Premier acquisition, partially offset by runoff in commercial development and below-market-rate transactional loans, and the transfer of $295 million in residential mortgage loans held for sale. The loan to deposit ratio was 88% at December 31, 2025, compared to 90% at December 31, 2024.

The following table presents the concentration distribution of our loan and lease portfolio by major type as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in millions)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term	$8,206	17%	$6,278	17%
Owner occupied term	7,314	15%	5,270	14%
Multifamily	10,281	22%	5,804	15%
Construction & development	1,707	4%	1,983	5%
Residential development	362	1%	232	1%
Commercial
Term	6,713	14%	5,538	15%
Lines of credit & other	3,643	8%	2,770	7%
Leases & equipment finance	1,599	3%	1,661	4%
Residential
Mortgage	5,624	12%	5,933	16%
Home equity loans & lines	2,149	4%	2,032	5%
Consumer & other	178	—%	180	1%
Total, net of deferred fees and costs	$47,776	100%	$37,681	100%

The following table presents the maturity distribution of our loan and lease portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2025:

	By Maturity					Loans Over One Year by Rate Sensitivity
(in millions)	One Year or Less	One Through Five Years	Five Through 15 Years	Over 15 Years	Total	Fixed Rate	Floating/Adjustable Rate
Commercial real estate
Non-owner occupied term	$760	$3,250	$3,940	$256	$8,206	$2,674	$4,772
Owner occupied term	322	1,979	4,435	578	7,314	3,524	3,468
Multifamily	156	1,588	4,242	4,295	10,281	1,304	8,821
Construction & development	1,019	556	122	10	1,707	236	452
Residential development	250	111	1	—	362	—	112
Commercial
Term	2,496	2,207	1,819	191	6,713	2,548	1,669
Lines of credit & other	2,032	1,383	180	48	3,643	152	1,459
Leases & equipment finance	94	1,385	120	—	1,599	1,505	—
Residential
Mortgage	10	15	471	5,128	5,624	1,842	3,772
Home equity loans & lines	2	4	262	1,881	2,149	249	1,898
Consumer & other	97	69	11	1	178	38	43
Total loans and leases	$7,238	$12,547	$15,603	$12,388	$47,776	$14,072	$26,466

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

Commercial Real Estate and Commercial Loans

CRE and commercial loans are the largest classifications within earning assets, representing 43% and 20%, respectively, of average earning assets for the year ended December 31, 2025, as compared to 41% and 20%, respectively, for the year ended December 31, 2024. Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptional high credit quality. As of December 31, 2025, non-accrual loans in the CRE and commercial portfolios include $38 million in government guarantees, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The CRE portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale CRE properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. CRE loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and are viewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. CRE loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the CRE portfolio are diverse in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Management monitors and evaluates CRE loans based on debt service coverage, collateral, and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Third-party experts are also utilized to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. At December 31, 2025, approximately 26% of the outstanding principal balance of our CRE loan portfolio, secured by owner-occupied properties.

As of December 31, 2025, the CRE loan portfolio was $27.9 billion, an increase of $8.3 billion compared to December 31, 2024, driven primarily by loans acquired through the Pacific Premier acquisition, partially offset by a reduction in transactional balances. CRE concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic and business diversity, primarily in our footprint.

The following table provides detail on CRE loans by property type:

	December 31, 2025			December 31, 2024
(in millions)	Outstanding	Non-accrual (1)	% of Non-accrual to Total CRE	Outstanding	Non-accrual (1)	% of Non-accrual to Total CRE
CRE loans by property type:
Multifamily	$11,448	$—	—%	$7,312	$—	—%
Office	3,619	15	0.05%	2,874	10	0.05%
Industrial	3,975	4	0.01%	2,981	5	0.03%
Retail	2,634	12	0.04%	2,000	2	0.01%
Special Purpose	1,958	5	0.02%	1,317	15	0.08%
Hotel/Motel	988	5	0.02%	724	—	—%
Other	3,248	9	0.02%	2,359	7	0.03%
Total CRE loans	$27,870	$50	0.18%	$19,567	$39	0.20%
(1) CRE non-accrual loans are inclusive of government guarantees of $21 million and $16 million as of December 31, 2025 and 2024, respectively.

The following table provides detail on the geographic distribution of our CRE portfolio as of the periods indicated:

	December 31, 2025		December 31, 2024
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$9,147	32%	$3,753	19%
Puget Sound	4,049	15%	3,712	19%
Portland Metro	3,013	11%	2,644	14%
Oregon Other	2,952	11%	2,909	15%
Northern California (excluding the Bay Area)	2,165	8%	2,028	10%
Bay Area	1,847	7%	1,404	7%
Washington Other	1,456	5%	1,298	7%
Other	3,241	11%	1,819	9%
Total CRE loans	$27,870	100%	$19,567	100%

Loans secured by multifamily properties, including construction, represented 24% and 19% of the total loan portfolio at December 31, 2025 and 2024, respectively. These assets continue to perform well due to demand for rental properties in our geographical footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 8% of our total loan portfolio at both December 31, 2025 and 2024, and were comprised of 53% non-owner occupied, 45% owner occupied, and 2% construction loans at December 31, 2025, compared to 57% non-owner occupied, 40% owner occupied, and 3% construction loans at December 31, 2024.

The following table provides detail on the geographic distribution of our CRE portfolio secured by office properties:

	December 31, 2025		December 31, 2024
(in millions)	Amount	% of total	Amount	% of total
Southern California	$1,135	31%	$582	20%
Puget Sound	551	15%	579	20%
Oregon Other	467	13%	460	16%
Portland Metro	386	11%	345	12%
Northern California (excluding the Bay Area)	308	9%	313	11%
Bay Area	179	5%	166	6%
Washington Other	151	4%	150	5%
Other	442	12%	279	10%
Total CRE loans	$3,619	100%	$2,874	100%

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

Commercial loans and leases are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans and leases are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. As of December 31, 2025, commercial loans held in our loan portfolio were $12.0 billion, an increase of $2.0 billion compared to December 31, 2024, driven primarily by loans acquired through the Pacific Premier acquisition and an organic increase in commercial lines of credit.

Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. The leases and equipment finance portfolio represented 13% and 17% of the commercial portfolio and 3% and 4% of the total loan portfolio as of December 31, 2025, and 2024, respectively. Net charge-offs in the FinPac lease portfolio were $61 million for the year ended December 31, 2025, as compared to $88 million for the year ended December 31, 2024. Net charge-offs were down approximately $1 million in the remaining commercial portfolio as compared to the prior year.

The following table provides detail on commercial loans by industry type:

	December 31, 2025			December 31, 2024
(in millions)	Outstanding	Non-accrual (1)	% of Non-accrual to Total Commercial	Outstanding	Non-accrual (1)	% of Non-accrual to Total Commercial
Agriculture	$1,016	$22	0.18%	$899	$7	0.07%
Contractors	973	6	0.05%	771	6	0.06%
Dentist	629	—	—%	680	1	0.01%
Finance/Insurance	990	—	—%	743	—	—%
Gaming	547	—	—%	828	2	0.02%
Healthcare	545	2	0.02%	471	2	0.02%
Manufacturing	1,054	8	0.07%	702	2	0.02%
Professional	432	2	0.02%	372	1	0.01%
Public Admin	692	—	—%	598	—	—%
Rental and Leasing	688	—	—%	640	—	—%
Retail	397	9	0.08%	283	15	0.15%
Support Services	501	1	0.01%	437	1	0.01%
Transportation/Warehousing	765	8	0.07%	764	12	0.12%
Wholesale	909	3	0.03%	743	3	0.03%
Other	1,817	5	0.05%	1,038	5	0.05%
Total commercial portfolio	$11,955	$66	0.55%	$9,969	$57	0.57%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $17 million and $25 million as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, residential real estate loans held in our loan portfolio were $7.8 billion, a decrease of $192 million as compared to December 31, 2024. The decrease was primarily attributable to the transfer of $295 million of residential mortgage loans to the held-for-sale portfolio, partially offset by expanding mortgage lines of credit and a small balance addition through the acquisition of Pacific Premier.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans, decreased $2 million to $178 million as of December 31, 2025, as compared to December 31, 2024. The decrease was due to normal business activity. Consumer loans are originated utilizing a credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department monitors asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due, and larger credits are conducted to identify potential charges to the ACL and to assess the adequacy of the allowance. These reviews consider such factors as the financial strength of borrowers, collateral value, historical loss experience, portfolio growth, prevailing economic conditions, and other factors.

The following table summarizes our non-performing assets as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate	$50	$39
Commercial	66	57
Total loans and leases on non-accrual status	116	96
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate	2	—
Commercial	8	5
Residential (2)	72	66
Total loans and leases past due 90 days or more and accruing (2)	82	71
Total non-performing loans and leases (1), (2)	198	167
Other real estate owned	2	3
Total non-performing assets (1), (2)	$200	$170
ACLLL	$466	$425
Reserve for unfunded commitments	19	16
ACL	$485	$441
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.30%	0.33%
Non-performing loans and leases to total loans and leases (1), (2)	0.41%	0.44%
Non-accrual loans and leases to total loans and leases (2)	0.24%	0.26%
ACLLL to total loans and leases	0.98%	1.13%
ACL to total loans and leases	1.02%	1.17%
ACL to non-accrual loans and leases	418%	457%
ACL to total non-performing loans and leases	245%	264%
(1) Non-accrual and 90+ days past due loans include government guarantees of $38 million and $41 million, respectively, as of December 31, 2025. As of December 31, 2024, non-accrual and 90+ days past due loans include government guarantees of $42 million and $32 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA, which the Bank has the unilateral right to repurchase but has not done so, totaling $3 million as of December 31, 2025 and $2 million at December 31, 2024.

As of December 31, 2025, there were approximately $193 million of loans and leases, or 0.40% of total loans and leases, modified due to borrowers experiencing financial difficulties, as compared to $110 million or 0.29% as of December 31, 2024. The modified loan and lease population is 85% current as of December 31, 2025, as compared to 84% in the prior year, reflecting the Bank's ongoing support for borrower's and disciplined risk management.

A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured, or transferred to other real estate owned in the future. As of December 31, 2025, there was an increase in non-performing loans as compared to December 31, 2024, which reflects balances added through the Pacific Premier acquisition and is overall representative of a more normalized credit environment.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $485 million as of December 31, 2025, an increase of $44 million from the $441 million as of December 31, 2024. The increase in the ACL during 2025 compared to 2024 reflects the addition of the Pacific Premier loan portfolio, which contributed to a $10.1 billion increase in total loans and leases held for investment. The ACL reflects $70 million provision for credit losses attributed to the acquired non-PCD loans and unfunded commitments and includes $5 million related to Pacific Premier PCD loans booked at acquisition closing and updated economic forecasts incorporated into credit models.

The following table shows the activity in the ACL for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Allowance for credit losses on loans and leases
Balance, beginning of period	$425	$441
Initial ACL recorded for PCD loans acquired during the period	5	—
Provision for credit losses on loans and leases	147	113
Charge-offs:
Commercial real estate	(11)	(4)
Commercial	(111)	(139)
Residential	(2)	(2)
Consumer & other	(5)	(6)
Total loans charged-off	(129)	(151)
Recoveries:
Commercial real estate	—	1
Commercial	16	18
Residential	—	1
Consumer & other	2	2
Total recoveries	18	22
Net charge-offs:
Commercial real estate	(11)	(3)
Commercial	(95)	(121)
Residential	(2)	(1)
Consumer & other	(3)	(4)
Total net charge-offs	(111)	(129)
Balance, end of period	$466	$425
Reserve for unfunded commitments
Balance, beginning of period	$16	$23
Provision (recapture) for credit losses on unfunded commitments	3	(7)
Balance, end of period	19	16
Total allowance for credit losses	$485	$441
As a percentage of average loans and leases (annualized):
Net charge-offs	0.27%	0.34%
Commercial real estate	0.05%	0.01%
Commercial	0.90%	1.24%
Residential	0.03%	0.01%
Consumer & other	1.49%	2.13%
Provision for credit losses	0.36%	0.28%
Recoveries as a percentage of charge-offs	13.95%	14.54%

The following table shows the change in the ACL from December 31, 2025 to December 31, 2024:

(in millions)	December 31, 2024	Initial ACL on PCD loans acquired during the period	2025 Net Charge-Offs	Reserve (Release) Build	December 31, 2025	% of Loans and Leases Outstanding
Commercial real estate	$160	$4	$(11)	$55	$208	0.75%
Commercial	226	1	(95)	101	233	1.95%
Residential	47	—	(2)	(10)	35	0.45%
Consumer & other	8	—	(3)	4	9	5.06%
Total allowance for credit losses	$441	$5	$(111)	$150	$485	1.02%
% of loans and leases outstanding	1.17%				1.02%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. In estimating the December 31, 2025 ACL, the Bank used Moody's Analytics' November 2025 consensus economic forecast to project the variables used in the models and used upward qualitative overlays, mainly in the commercial portfolio, to align with the S2 scenario and to account for the transportation segment of the lease portfolio. The 2025 forecast is projecting higher unemployment rates with GDP growth and average federal funds rates trending lower. Refer to Note 6 – Allowance for Credit Losses in Item 8 of this Annual Report on Form 10-K for further information. Refer to Note 1 – Summary of Significant Accounting Policies in Item 8 of this Annual Report on Form 10-K for a description of the ACL methodology.

The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time. We believe that the ACL as of December 31, 2025 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31 for each of the last two years:

	December 31, 2025		December 31, 2024
(in millions)	Amount	%	Amount	%
Commercial real estate	$198	59%	$154	52%
Commercial	226	25%	219	26%
Residential	34	16%	45	21%
Consumer & other	8	—%	7	1%
Allowance for credit losses on loans and leases	$466	100%	$425	100%

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Balance, beginning of period	$108	$109	$185
Additions for new MSR capitalized	7	6	5
Sale of MSR assets	—	—	(57)
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(12)	(12)	(18)
Changes due to valuation inputs or assumptions (1)	(4)	5	(6)
Balance, end of period	$99	$108	$109
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of December 31, 2025 and 2024 were as follows:

(in millions)	December 31, 2025	December 31, 2024
Balance of loans serviced for others	$7,755	$7,939
MSR as a percentage of serviced loans	1.28%	1.36%

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

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset decreased by $4 million for the year ended December 31, 2025, as compared to an increase of $5 million for the year ended December 31, 2024. The fair value of the MSR asset decreased by $12 million in 2025 and 2024, due to the passage of time, including the impact of regularly scheduled repayments, paydowns, and payoffs.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had goodwill of $1.5 billion as of December 31, 2025, an increase of $453 million compared to the same period in 2024. In 2025, the Company recorded $453 million in goodwill related to its acquisition of Pacific Premier. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is reviewed for potential impairment annually, on October 31st, or more frequently if events or circumstances indicate a potential impairment. For the years ended December 31, 2025 and 2024, there were no goodwill impairment losses recognized.

As of December 31, 2025, we had other intangible assets of $712 million, as compared to $484 million as of December 31, 2024. As part of a business combination, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Refer to Note 9 – Goodwill and Other Intangible Assets, for forecasted amortization expense for intangible assets as of December 31, 2025. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $54.2 billion as of December 31, 2025, an increase of $12.5 billion, or 30%, compared to December 31, 2024. The increase was primarily driven by the acquisition of Pacific Premier, as well as organic growth in customer deposits. The increase was partially offset by a decrease in brokered deposits, reflecting a strategic shift to utilize additional FHLB advances due to their more favorable interest rates as compared to brokered deposits, aligning with the Company's broader funding strategy.

The following table presents the deposit balances by major category as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in millions)	Amount	%	Amount	%
By Type:
Non-interest-bearing demand	$17,419	32%	$13,308	32%
Interest-bearing demand	10,763	20%	8,476	20%
Money market	17,013	31%	11,475	27%
Savings	2,442	5%	2,360	6%
Time, $250,000 or less	4,893	9%	4,900	12%
Time, greater than $250,000	1,681	3%	1,202	3%
Total deposits	$54,211	100%	$41,721	100%

Total deposits (insured/uninsured):
Insured deposits	$34,428	64%	$27,687	66%
Uninsured deposits (1)	19,783	36%	14,034	34%
Total deposits	$54,211	100%	$41,721	100%
(1) Represents estimated uninsured deposits as calculated based on the methodologies and assumptions used for the Bank's Call Report, which is prepared on an unconsolidated bank basis.

The following table presents total deposits by the categories shown below as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Customer deposits	$48,758	$35,566
Public deposits and administrative deposits	3,098	3,124
Brokered	2,355	3,031
Total deposits	$54,211	$41,721

The following table presents the time deposits in excess of the FDIC insurance limit, which is currently $250,000, by time remaining until maturity as of December 31, 2025:

(in millions)	Amount
Three months or less	$797
Over three months through six months	647
Over six months through twelve months	215
Over twelve months	22
Uninsured deposits, greater than $250,000	$1,681
The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $50.2 billion as of December 31, 2025, compared to $37.5 billion as of December 31, 2024. The Company's total brokered deposits were $2.4 billion or 4% of total deposits as of December 31, 2025, compared to $3.0 billion or 7% of total deposits as of December 31, 2024.

BORROWINGS

As of December 31, 2025, the Bank had outstanding securities sold under agreements to repurchase of $207 million, a decrease of $30 million from December 31, 2024. As of December 31, 2025 and 2024, the Bank had no outstanding federal funds purchased balances. As of December 31, 2025, the Bank had outstanding borrowings consisting of FHLB advances of $3.2 billion, an increase of $100 million as compared to December 31, 2024. This increase primarily reflected general liquidity management activities, including a strategic shift toward additional FHLB advances due to their more favorable interest rates relative to brokered deposits. The FHLB advances have fixed rates ranging from 3.85% to 4.06% and mature in 2026. FHLB advances are secured by loans secured by real estate.

JUNIOR AND OTHER SUBORDINATED DEBENTURES

We had junior and other subordinated debentures with carrying values of $435 million and $439 million as of December 31, 2025 and 2024, respectively. The decrease in carrying value reflects normal amortization of issuance costs and discounts under the effective interest method, as well as the payoff of a $10 million subordinated debenture that matured in December 2025. The decrease was partially offset by a reduction in credit spreads, which lowered discount rates and increased fair values, as well as higher implied forward rates that boosted projected interest cash flows. These positive factors were partially offset by changes in the swap spot curve, which had a modest negative impact on fair value. As of December 31, 2025, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis, determined by a spread over three-month term SOFR.

LIQUIDITY AND SOURCES OF FUNDS

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers, whether for withdrawals or credit facility draws to meet their cash needs. The Bank's liquidity strategy focuses on maintaining sufficient on-balance sheet liquidity to support balance sheet flexibility, fund growth in lending and investment portfolios, and deleverage non-deposit liabilities as economic conditions permit. As a result, the Company believes that it has adequate cash and access to borrowings to effectively manage through the current economic conditions and meet ongoing working capital and other needs. The Company continuously evaluates and maintains diverse liquidity sources to support future loan growth and manage borrowing sources.

The Bank regularly conducts liquidity stress testing to assess its ability to withstand adverse market conditions and unexpected funding needs. These stress tests evaluate the impact of various scenarios, including rapid deposit outflows, changes in collateral requirements for public deposits, and limited access to wholesale funding markets. Management uses the results to inform contingency planning, ensuring that sufficient liquidity is maintained to meet obligations under both normal and stressed conditions. The Bank’s diversified funding sources and substantial available liquidity provide resilience against potential disruptions. The Company also maintains a liquidity buffer and identified contingent sources to meet obligations independent of bank dividends under adverse scenarios.

We monitor sources and uses of funds daily to maintain an acceptable liquidity position. Public deposits, which represented 5% and 7% of total deposits at December 31, 2025 and 2024, respectively, require collateralization in excess of FDIC insurance, with requirements varying by state and institution. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank.

The Banks’s diversified deposit base provides a sizable source of relatively stable and low-cost funding, while reducing the Bank’s reliance on wholesale markets. Total core deposits were $50.2 billion as of December 31, 2025, compared with $37.5 billion as of December 31, 2024. The Bank also has liquidity from excess bond collateral of $4.7 billion, further supporting liquidity. In addition to core deposits and the repayments and maturities of loans and investment securities, the Bank can access liquidity by selling securities under agreements to repurchase, issuing brokered certificates of deposit, or utilizing off-balance sheet funding sources.

The Bank maintains a substantial level of total available liquidity in the form of off-balance sheet funding sources from uncommitted lines of credit, advances from the FHLB, and the Federal Reserve Bank’s Discount Window. Availability of the uncommitted lines of credit is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The following table presents total off-balance sheet liquidity as of the date presented:

	December 31, 2025
(in millions)	Gross Availability	Utilization	Net Availability
FHLB lines	$17,188	$3,379	$13,809
Federal Reserve Discount Window	6,490	—	6,490
Uncommitted lines of credit	700	—	700
Total off-balance sheet liquidity	$24,378	$3,379	$20,999

The following table presents total available liquidity as of the date presented:

(in millions)	December 31, 2025
Total off-balance sheet liquidity	$20,999
Cash and cash equivalents, less reserve requirements	2,204
Excess bond collateral	4,680
Total available liquidity	$27,883

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are derived from dividends declared and paid by the Bank, which are subject to statutory and regulatory limitations and require FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from the Bank to the Company. In 2025, there were $495 million of dividends paid by the Bank to the Company.

Looking ahead, management expects the Bank's and the Company's liquidity positions to remain satisfactory during 2026, deposit balances may fluctuate due to pricing pressure or customers' behavior in the current economic environment. To support liquidity, the Bank may adjust deposit pricing, which could increase interest expense, or utilize more costly borrowings and other funding sources. The Bank will continue to monitor liquidity closely, conduct regular stress testing, and maintain contingency plans to address potential risks, including regulatory changes and market volatility.

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements, or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of December 31, 2025, time deposits totaled $6.6 billion, of which $6.5 billion mature in one year or less. Total FHLB advances as of December 31, 2025 were $3.2 billion, all of which mature within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit and various forms of guarantees. As of December 31, 2025, our loan commitments were $11.9 billion and letter of credit commitments were $427 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 16 – Commitments and Contingencies and Related-Party Transactions in Item 8 of this Annual Report on Form 10-K for further information. Financing commitments, letters of credit and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Notes 3, 5, and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

CAPITAL RESOURCES

Shareholders' equity as of December 31, 2025 was $7.8 billion, an increase of $2.7 billion from December 31, 2024. The increase in shareholders' equity during the year ended December 31, 2025 was driven by $2.4 billion related to the fair value of common shares issued in connection with the acquisition of Pacific Premier, net income of $550 million, and other comprehensive income of $229 million, partially offset by cash dividends paid and common shares repurchased of $339 million and $100 million, respectively, during the period.

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

Under the Basel III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, net unrealized gains (losses) related to fair value of liabilities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $6.1 billion as of December 31, 2025. Tier 1 capital is primarily comprised of CET1 capital, less certain additional deductions applied during the phase-in period, and totaled $6.1 billion as of December 31, 2025. Tier 2 capital components include all, or a portion of, the ACL in excess of Tier 1 statutory limits and combined trust preferred security debt issuances. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital and was $7.0 billion as of December 31, 2025.
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
The following table sets forth the Company's and the Bank's capital ratios as of December 31, 2025 and 2024:

	Company		Bank
	2025	2024	2025	2024
CET1 risk-based capital ratio	11.80%	10.54%	12.32%	11.37%
Tier 1 risk-based capital ratio	11.80%	10.54%	12.32%	11.37%
Total risk-based capital ratio	13.63%	12.75%	13.26%	12.42%
Leverage ratio	9.29%	8.31%	9.70%	8.97%
Basel III also requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The CET1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%, respectively. As of December 31, 2025, the Company and Bank were in compliance with the capital conservation buffer requirements.

The most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action and management is not aware of any conditions or events since that notification that would change the Bank's regulatory capital category. As of December 31, 2025, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

The Company's dividend policy considers earnings, regulatory capital levels, the overall payout ratio, and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on shares of common stock will be declared or increased. We cannot predict the extent of the economic decline that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all.

During 2025, Columbia declared a cash dividend of $0.36 per share of common stock for the first three quarters and a cash dividend of $0.37 per share of common stock for the fourth quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio, and expected asset growth.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Dividend declared per common share (1)	$1.45	$1.44	$1.43
Dividend payout ratio	63%	56%	80%
(1) Periods prior to February 28, 2023 were restated in 2023 as a result of the adjustment to common shares outstanding based on the exchange ratio from the Company's merger with UHC of 0.5958.

As of December 31, 2025, the Company has authorization from its Board to repurchase of up to $700 million of shares of common stock. Authorization for such share repurchase program will expire on November 30, 2026. As of December 31, 2025, $600 million remained available to repurchase shares under this program. The Company repurchased 3.7 million common shares under the current repurchase plan as of December 31, 2025, but did not repurchase any shares during 2024. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals. In addition, our stock plans provide that award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The Company is committed to managing capital to maintain strong protection for depositors and creditors and to expand capital return to its shareholders. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. The regulatory capital requirements effective for the Company follow Basel III, with the Company being subject to calculating its capital adequacy as a percentage of risk-weighted assets under the standardized approach. All regulatory ratios exceeded regulatory "well-capitalized" requirements.

Management will continue to monitor capital adequacy in light of evolving regulatory requirements, economic conditions, and growth objectives. Potential risks include economic downturns, changes in regulatory capital standards, and shifts in asset growth or earnings that could impact the ability to pay dividends or repurchase shares. The Company’s capital planning process is designed to ensure sufficient capital is maintained to support operations, absorb losses, and meet regulatory expectations.

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

Our simulation beta estimates applied to interest-bearing deposits in the rising rate and declining rate scenarios is 49%, for December 31, 2025, and are generally consistent with cumulative betas experienced in recent rate cycles.

Loan, time deposit, and term debt repricing characteristics are a significant component of interest rate sensitivity. Variable and adjustable-rate loans may or may not contain a rate floor, which impacts the sensitivity of the instrument based on repricing timing and the magnitude of the change in interest rate. The following table shows certain pricing characteristics including rate type, and maturity detail of the loan portfolio, as well as maturity profile of term funding as of December 31, 2025:

Select Asset and Liability Maturity and Repricing Schedules (in Months) at December 31, 2025
(in millions)	<=3	4 to 6	7 to 12	13 to 24	25 to 36	36+	Total (4)	% Total (2)
Loans
Fixed (maturity) (1)	$443	$200	$450	$1,088	$1,109	$12,374	$15,664	32%
Floating (repricing) (1)	15,427	—	—	—	—	—	15,427	32%
Adjustable (repricing)	819	1,385	2,283	2,762	2,057	8,142	17,448	36%
Total Loans	$16,689	$1,585	$2,733	$3,850	$3,166	$20,516	$48,539	100%
Time deposits (maturity) (3)	$3,834	$1,863	$769	$80	$10	$19	$6,575
Term debt (maturity)	$3,200	$—	$—	$—	$—	$—	$3,200
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
(3) Time deposits maturing in 3 months or less include $2.1 billion in customer CDs and $1.7 billion in brokered CDs.
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

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2025, 2024, and 2023 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period with no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet as of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,	2025	2024	2023
Up 300 basis points	nm	(0.5)%	(2.1)%
Up 200 basis points	nm	(0.3)%	(1.4)%
Up 100 basis points	nm	(0.1)%	(0.7)%
Down 100 basis points	0.3%	0.1%	0.6%
Down 200 basis points	2.2%	0.4%	1.1%
Down 300 basis points	5.3%	1.1%	1.6%

Our interest rate risk sensitivity is “liability sensitive” as of December 31, 2025, meaning we expect our net interest income to increase as market rates decline and to decrease as market rates increase.

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

Management also prepares and reviews the long-term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above and holding steady thereafter. The estimated impact on our net interest income over the first and second-year time horizons as it relates to our balance sheet as of December 31, 2025, is indicated in the table below.

Interest Rate Simulation Impact on Net Interest Income

As of December 31, 2025	Year 1	Year 2
Up 300 basis points	nm	5.0%
Up 200 basis points	nm	3.4%
Up 100 basis points	nm	1.6%
Down 100 basis points	0.3%	(1.4)%
Down 200 basis points	2.2%	(1.6)%
Down 300 basis points	5.3%	(1.5)%

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

The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,	2025	2024
Up 300 basis points	(10.1)%	(15.3)%
Up 200 basis points	(6.5)%	(9.6)%
Up 100 basis points	(3.3)%	(4.7)%
Down 100 basis points	3.2%	4.5%
Down 200 basis points	5.3%	8.2%
Down 300 basis points	4.6%	10.3%

As of December 31, 2025, our EVE analysis indicates a "liability sensitive" profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the increase in economic value of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including the core deposit intangible. Our overall sensitivity to changes in market interest rates shifted from the prior year, primarily due to the relative level of market interest rates and changes in asset and funding mix during the year. As of December 31, 2025, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value of the core deposit intangible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Banking System, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Columbia Banking System, Inc. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Acquired Loans Held for Investment and Core Deposit Intangible Recognized as Part of the Acquisition of Pacific Premier Bancorp — Refer to Notes 1 and 2 to the consolidated financial statements

Critical Audit Matter Description

On August 31, 2025, Columbia completed its acquisition of Pacific Premier in an all-stock transaction valued at $2.4 billion ("Acquisition"). On September 1, 2025, Pacific Premier's wholly owned banking subsidiary, Pacific Premier Bank, merged with and into Columbia Bank.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Fair value estimates were based on information available as of the acquisition date. The allocation of the total purchase consideration to the estimated fair values of the acquired loans held for investment and core deposit intangible assets acquired was $11.4 billion and $355 million at the acquisition date, respectively.

A third-party valuation was performed to estimate the fair value of the loans held for investment. Each loan was valued individually using a discounted cash flow approach, incorporating contractual terms, expected credit losses, prepayment assumptions, and market-based discount rates.

A third-party valuation was performed to estimate the fair value of the core deposit intangible. Fair value was estimated using a discounted cash flow methodology based on the present value of expected cost savings from utilizing core deposit funding compared to alternative funding sources. Key assumptions included expected customer attrition rates, net maintenance costs of the deposit base, alternative cost of funds, and interest costs associated with customer deposits.

We identified the fair value of the acquired loans held for investment and the core deposit intangible assets as part of the Acquisition as a critical audit matter because a high degree of auditor judgement and an increased extent of effort, including the involvement of our valuation specialists, was required to evaluate the reasonableness of the methodologies and certain assumptions used by management to determine the fair values. Specifically, (i) the credit loss expectations and (ii) discount rates used for acquired loans, and the (iii) discount rate, (iv) expected customer attrition rates, (v) net maintenance cost of the deposit base, (vi) alternative cost of funds, and (vii) interest costs associated with customer deposits for core deposit intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the methodologies and certain assumptions used by management to determine the fair values of the acquired loans and the core deposit intangible asset as part of the Acquisition included the following, among others:

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

•We tested the completeness and accuracy of certain underlying loan and deposit information used in the valuation of the acquired loans and the core deposit intangible asset, respectively.

Allowance for Credit Losses on Loans and Leases— Refer to Notes 1 and 6 to the consolidated financial statements

Critical Audit Matter Description

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. To calculate the ACLLL, management uses models to estimate the PD and LGD, utilizing inputs that include forecasted future economic conditions and specific macroeconomic variables relevant to each of the Bank’s loan and lease portfolios. The Bank has selected models at the portfolio level using a risk-based approach, with larger, more complex portfolios having more complex models. Loans and leases that have not been included in the models based on portfolio type are assigned a loss rate through an extrapolation methodology. This methodology applies to certain loans acquired through business combinations, newly originated loans and leases, and those lacking the detailed data required for the models.

Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life using an approach that reverts to historical credit loss information for the longer-term portion of the asset's life.

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

We have identified the ACLLL estimate as a critical audit matter based upon the above factors, which includes the economic forecast selection, model applicability, and assessment of qualitative adjustments.

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
February 26, 2026

We have served as the Company's auditor since 2018.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

(in millions, shares in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$511	$497
Interest-bearing cash and temporary investments	1,869	1,381
Total cash and cash equivalents	2,380	1,878
Investment securities
Equity and other, at fair value	113	78
Available for sale, at fair value	11,112	8,275
Held to maturity, at amortized cost	18	2
Loans held for sale	262	72
Loans and leases (at fair value: $78 and $169)	47,776	37,681
Allowance for credit losses on loans and leases	(466)	(425)
Net loans and leases	47,310	37,256
Restricted equity securities	159	150
Premises and equipment, net	422	349
Goodwill	1,482	1,029
Other intangible assets, net	712	484
Bank-owned life insurance	1,218	694
Other assets	1,644	1,309
Total assets	$66,832	$51,576
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$17,419	$13,308
Interest-bearing	36,792	28,413
Total deposits	54,211	41,721
Securities sold under agreements to repurchase	207	237
Borrowings	3,200	3,100
Junior subordinated debentures, at fair value	338	331
Junior and other subordinated debentures, at amortized cost	97	108
Other liabilities	939	961
Total liabilities	58,992	46,458
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS' EQUITY
Preferred stock, no par value, shares authorized: 2,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized in 2025 and 2024: 520,000; issued and outstanding: 295,422 in 2025 and 209,536 in 2024	8,099	5,817
Accumulated deficit	(26)	(237)
Accumulated other comprehensive loss	(233)	(462)
Total shareholders' equity	7,840	5,118
Total liabilities and shareholders' equity	$66,832	$51,576

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023

dollars in millions, except per share amounts, shares in thousands)	2025	2024	2023
INTEREST INCOME
Interest and fees on loans and leases	$2,458	$2,320	$2,114
Interest and dividends on investment securities:
Taxable	340	305	277
Exempt from federal income tax	34	28	24
Dividends	13	12	13
Interest on temporary investments and interest-bearing deposits	71	90	111
Total interest income	2,916	2,755	2,539
INTEREST EXPENSE
Interest on deposits	747	803	462
Interest on securities sold under agreement to repurchase and federal funds purchased	4	5	3
Interest on borrowings	128	190	243
Interest on junior and other subordinated debentures	34	39	38
Total interest expense	913	1,037	746
Net interest income	2,003	1,718	1,793
PROVISION FOR CREDIT LOSSES	150	106	213
Net interest income after provision for credit losses	1,853	1,612	1,580
NON-INTEREST INCOME
Service charges on deposits	84	72	66
Card-based fees	58	57	55
Financial services and trust revenue	35	20	13
Residential mortgage banking revenue, net	31	24	17
Gain on investment securities, net	6	—	2
Gain (loss) on loan and lease sales, net	1	(3)	4
Gain (loss) on certain loans held for investment, at fair value	11	(10)	3
Bank-owned life insurance income	25	19	16
Other income	47	32	28
Total non-interest income	298	211	204
NON-INTEREST EXPENSE
Salaries and employee benefits	672	589	616
Occupancy and equipment, net	216	182	183
Communications	14	14	16
Marketing	15	11	11
Services	57	53	53
Deposit costs	24	8	7
FDIC assessments	28	42	71
Intangible amortization	127	119	111
Merger and restructuring expense	148	24	172
Legal settlement	55	—	—
Other expenses	67	62	73
Total non-interest expense	1,423	1,104	1,313
Income before provision for income taxes	728	719	471
Provision for income taxes	178	185	122
Net income	$550	$534	$349
Earnings per common share:
Basic	$2.31	$2.56	$1.79
Diluted	$2.30	$2.55	$1.78
Weighted average number of common shares outstanding:
Basic	238,022	208,463	195,304
Diluted	239,121	209,337	195,871
See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023

(in millions)	2025	2024	2023
Net income	$550	$534	$349
Available for sale securities:
Unrealized gains (losses) arising during the period	319	(151)	109
Income tax (expense) benefit related to unrealized gains (losses)	(85)	39	(28)
Net change in unrealized gains (losses) for available for sale securities	234	(112)	81

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(7)	(15)	8
Income tax benefit (expense) related to unrealized (losses) gains	2	4	(2)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(5)	(11)	6

Pension plan liability adjustment:
Amortization of unrecognized net actuarial loss included in net periodic pension cost	—	1	—
Net change in pension plan liability adjustment	—	1	—
Other comprehensive income (loss), net of tax	229	(122)	87
Comprehensive income	$779	$412	$436

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in millions, shares in thousands)	Shares	Amount			Total
Balance at December 31, 2022	129,321	$3,451	$(544)	$(427)	$2,480
Net income			349		349
Other comprehensive income, net of tax				87	87
Stock-based compensation		18			18
Stock repurchased and retired	(264)	(6)			(6)
Issuances of common stock under stock plans	606	—			—
Issuances of common stock under the ESPP	59	1			1
Stock issued in connection with an acquisition	78,863	2,339			2,339
Cash dividends on common stock ($1.43 per share) (1)			(273)		(273)
Balance at December 31, 2023	208,585	$5,803	$(468)	$(340)	$4,995
Net income			534		534
Other comprehensive loss, net of tax				(122)	(122)
Stock-based compensation		20			20
Stock repurchased and retired	(286)	(6)			(6)
Issuances of common stock under stock plans	1,237	—			—
Cash dividends on common stock ($1.44 per share)			(303)		(303)
Balance at December 31, 2024	209,536	$5,817	$(237)	$(462)	$5,118
Net income			550		550
Other comprehensive income, net of tax				229	229
Stock-based compensation		33			33
Stock repurchased and retired	(4,058)	(109)			(109)
Issuances of common stock under stock plans	2,155	—			—
Issuances of common stock under the ESPP	158	3			3
Stock issued in connection with an acquisition	87,631	2,355			2,355
Cash dividends on common stock ($1.45 per share)			(339)		(339)
Balance at December 31, 2025	295,422	$8,099	$(26)	$(233)	$7,840
(1) Period prior to February 28, 2023 was restated in 2023 as a result of the adjustment to common shares outstanding based on the exchange ratio from the Company's merger with UHC of 0.5958.

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2025, 2024, and 2023
(in millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550	$534	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	54	31	13
Accretion of investment discounts, net	(92)	(78)	(68)
Provision for credit losses	150	106	213
Change in cash surrender value of bank-owned life insurance	(26)	(19)	(16)
Depreciation, amortization and accretion, net	141	150	144
Gain on sale of premises and equipment	(7)	(3)	(31)
Additions to residential mortgage servicing rights carried at fair value	(7)	(6)	(5)
Change in fair value of residential mortgage servicing rights carried at fair value	16	7	24
Stock-based compensation	33	20	18
Net increase in equity and other investments	(12)	(2)	(1)
Gain on investment securities, net	(6)	—	(2)
Gain on sale of loans and leases, net	(15)	(5)	(10)
Change in fair value of loans held for sale	15	—	—
Origination of loans held for sale	(642)	(564)	(442)
Proceeds from sales of loans held for sale	748	528	603
Change in other assets and liabilities:
Net decrease (increase) in other assets	75	(38)	(24)
Net decrease in other liabilities	(229)	(2)	(95)
Net cash provided by operating activities	746	659	670
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(2,402)	(70)	(926)
Proceeds from investment securities available for sale	2,771	552	1,695
Purchases of restricted equity securities	(301)	(144)	(291)
Redemption of restricted equity securities	390	173	261
Net change in loans and leases	745	(517)	(1,335)
Proceeds from sales of loans and leases	138	146	748
Purchases of premises and equipment, net of proceeds from sales	(40)	(36)	41
Proceeds from bank-owned life insurance death benefits	9	6	5
Purchase of bank-owned life insurance	(16)	—	(28)
Proceeds from sale of mortgage servicing rights	—	—	57
Cash received in an acquisition	874	—	274
Other	4	4	1
Net cash provided by investing activities	2,172	114	502
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(2,035)	114	(651)
Net decrease in federal funds purchased	—	—	(14)
Net decrease in securities sold under agreements to repurchase	(30)	(16)	(127)
Proceeds from borrowings	11,675	4,900	17,350
Repayment of borrowings	(11,575)	(5,750)	(16,587)
Repayment of subordinated debentures	(10)	—	—
Net proceeds from issuance of common stock under ESPP	3	—	1
Dividends paid on common stock	(335)	(300)	(270)
Repurchase and retirement of common stock	(109)	(6)	(6)
Net cash used in financing activities	(2,416)	(1,058)	(304)
Net increase (decrease) in cash and cash equivalents	502	(285)	868
Cash and cash equivalents, beginning of period	1,878	2,163	1,295
Cash and cash equivalents, end of period	$2,380	$1,878	$2,163

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2025, 2024, and 2023 (Continued)
(in millions)	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$930	$1,078	$693
Income taxes	$123	$101	$139
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$234	$(112)	$81
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(5)	$(11)	$6
Transfer of loans held for investment to loans held for sale	$295	$—	$118
Transfer of loans held for sale to loans held for investment	$13	$3	$6

Acquisitions:
Assets acquired	$16,611	$—	$19,231
Liabilities assumed	(14,709)	—	(17,921)
Net assets acquired	$1,902	$—	$1,310

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Nature of Operations-Columbia Banking System, Inc. is headquartered in Tacoma, Washington, and is engaged primarily in the business of commercial and consumer banking. The Company provides a broad range of banking and other financial services to corporate, institutional, small business, and individual customers through its wholly-owned banking subsidiary Columbia Bank. The Bank has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., which is a commercial equipment leasing company.

The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

Basis of Financial Statement Presentation-The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the financial services industry. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the ACL and business combinations.

On August 31, 2025, Columbia completed its acquisition of Pacific Premier. The transaction was accounted for under the acquisition method of accounting and was structured as an all-stock business combination. The consolidated financial statements include the results of Pacific Premier from the acquisition date forward; periods prior to August 31, 2025 reflect Columbia's historical operations only. Accordingly, results for pre- and post-acquisition periods are not directly comparable. For additional information regarding the acquisition accounting and valuation assumptions, refer to Note 2 – Business Combinations.

In 2025, management elected to change the presentation of the Company's financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per-share amounts presented may not add to their respective totals or recalculate due to rounding. The Company also revised the presentation of certain financial statement line items on the balance sheet and income statement, resulting in the aggregation of certain previously presented line items. These reclassifications were made to conform to the current period presentation and had no impact on total assets, liabilities, equity, net income, or cash flows for any period presented.

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also has wholly-owned trusts that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Consolidated Balance Sheets as junior subordinated debentures.

Subsequent events-The Company evaluates events occurring after the balance sheet date but before the issuance of the financial statements for potential recognition or disclosure. It was determined that there were no material events requiring adjustments to the consolidated financial statements or significant disclosure in the accompanying notes.

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

Loans and leases purchased or acquired through business combinations without more-than-insignificant credit deterioration are recorded at their fair value at the acquisition date. The difference between the fair value and principal balance is recognized as an adjustment to the yield over the remaining life of the loan and lease. Loans and leases purchased with more-than-insignificant credit deterioration will be recorded with their applicable ACL to determine the amortized cost basis, and the allowance portion of the fair value adjustment on such loans is not accreted. The Company periodically sells loans through either securitizations or individual loans sales from its portfolio to maintain a balanced and healthy loan portfolio, enhance liquidity, and manage credit risk.

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

The following provides credit quality indicators and risk elements most relevant in monitoring and measuring the ACL on loans for each of the loan portfolio segments identified:

•Commercial Real Estate: Non-owner occupied CRE, multifamily, and commercial construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given CRE market factors determined from macroeconomic and regional CRE forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast, provided by Moody's Analytics' REIS, of real estate metrics, such as rental rates, vacancies, and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

The owner-occupied CRE portfolio utilizes a top-down macroeconomic model using logistic regression. This model produces portfolio level quarterly net charge-off rates according to the macroeconomic scenario over a reasonable and supportable two-year forecast. The primary economic drivers for this model are CRE price index and a five-state average unemployment rate. The model utilizes output reversion methodology, which after two years reverts on a straight-line basis over one year to the long run historical average net charge-off rate.

•Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with cycle-adjusting information based on the obligor's state and industry. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario. The primary economic drivers in the model are GDP growth and CRE price index.

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

Loans and leases that have not been included in the models based on portfolio type are assigned a loss rate through an extrapolation methodology. This methodology applies to certain loans acquired through business combinations, newly originated loans and leases, and those lacking the detailed data required for the primary models. The extrapolation methodology involves calculating loss rates through the modeling process. These loss rates are determined based on the vintage year, credit classification, and reporting category of the loans and leases. The calculated loss factors are then applied to the excluded loans and leases and evaluated qualitatively to ensure reasonability and compliance with CECL.

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

Reserve for Unfunded Commitments-A RUC is maintained at a level that, in the opinion of management, is adequate to absorb expected losses associated with the Bank's commitment to lend funds under existing agreements, such as letters or lines of credit. The RUC calculation utilizes the ACLLL rates by segment, and utilization rates based on the economic expectations over the contractual life of the commitment adjusted for qualitative considerations, if necessary. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the ACLLL. Provisions for unfunded commitment losses are added to the RUC, which is included in the other liabilities section of the Consolidated Balance Sheets.

Restricted Equity Securities-Restricted equity securities consists mostly of the Bank's investment in Federal Home Loan Bank of Des Moines stock that is carried at par value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on a specific percentage of total assets, with additional stock requirements based on use of FHLB products. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Mortgage Servicing Rights-The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value servicing assets. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is recorded in other assets on the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.

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
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows:

•Service charges on deposits consist primarily of fees earned from deposit customers for account maintenance and transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied, and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees.. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

•Other non-interest income includes a variety of other revenue streams including residential mortgage banking, net revenue, security gains and losses, loan sales gains and losses, BOLI income revenue, swap revenue, treasury management, and miscellaneous consumer fees. These revenue streams are not in the scope of revenue from contracts with customers guidance. Revenue is recognized when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.

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

Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not." Uncertain tax positions that meet the "more likely than not" recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Interest and penalties related to income taxes are reported as a component of income tax expense.

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

Stock-Based Compensation— Compensation expense is recognized in the Consolidated Statements of Income over the requisite service period, typically the vesting period, on a straight-line basis, net of estimates for forfeitures. Estimated forfeiture rates are based on historical experience and are periodically reviewed for reasonableness, with any changes reflected in the period of change.

RSAs and RSUs issued by the Company generally vest ratably over three years, with the related compensation expense recognized over this period. Certain performance-based awards are subject to performance-based and market-based vesting criteria, in addition to a requisite service period. These awards cliff vest based on the specified conditions at the end of three years, with compensation expense recognized over the service period to the extent the RSUs are expected to vest. Unvested RSUs and RSAs accrue dividends, which are paid out upon vesting and issuance of common shares. The fair value of time-based and performance-based RSAs and RSUs is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based performance RSUs is estimated on the grant date using the Monte Carlo simulation model. Holders of certain acquired RSAs are entitled to receive non-forfeitable cash dividends prior to vesting, these awards are considered participating securities.

Earnings per Common Share-Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For the periods presented, unvested RSUs and RSAs represent the Company’s potentially dilutive common share equivalents.

Potential common shares are excluded from diluted earnings per common share if their effect would be anti‑dilutive. Undistributed losses are not allocated to unvested stock‑based awards because the holders are not contractually obligated to share in losses.

Certain acquired unvested RSAs are considered participating securities because they are entitled to nonforfeitable dividends prior to vesting. As a result, the Company applies the two‑class method when computing earnings per common share. Under the two‑class method, distributed and undistributed net earnings allocable to participating securities are deducted from net income to determine net income available to common shareholders, which is used in the numerator of both basic and diluted earnings per common share. Participating securities are excluded from the denominator of both basic and diluted earnings per common share.

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
		Fiscal years beginning after December 15, 2024.	The Company retrospectively adopted the guidance on January 1, 2025 for annual reporting purposes. Refined disclosures are included herein.

Significant Accounting Standards Issued but Not Yet Adopted

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU Update 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	The amendments in this Update refine interim reporting under ASC 270 by clarifying applicability to entities issuing a full set of GAAP-compliant interim financial statements, consolidating disclosure requirements from various topics into a single location, and introducing a principle requiring disclosure of material events occurring since the prior annual period. The guidance improves navigability and consistency without expanding or reducing existing disclosure obligations.	Fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
ASU Update 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The amendments improve hedge accounting under ASC 815 by expanding eligibility for grouping forecasted transactions with similar risk, introducing flexibility for hedging choose-your-rate debt instruments, and permitting hedges of nonfinancial components of forecasted purchases or sales. The guidance also allows certain written options to qualify as hedging instruments and enables simultaneous hedging of foreign-currency-denominated debt for both interest rate and currency risk. These changes aim to reduce complexity, improve alignment with risk management strategies, and better reflect the economics of hedging activities.	Fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
ASU No. 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The amendments update the accounting for purchased loans under ASC 326 by eliminating the distinction between purchased credit-deteriorated (PCD) and non-PCD loans. All purchased loans will now follow a single model that records an allowance for credit losses at acquisition without recognizing a day-one loss in earnings. The guidance also introduces clearer rules for measuring expected credit losses and simplifies disclosures related to purchased financial assets. These changes aim to reduce complexity, improve comparability, and better reflect the economics of loan acquisitions.	Fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted.	The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
as intended. The amendment also consolidates guidance on website development costs into ASC 350-40.
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

Note 2 – Business Combinations

Acquisition of Pacific Premier

On August 31, 2025, Columbia completed its acquisition of Pacific Premier, which was wholly acquired in an all-stock transaction valued at $2.4 billion. On September 1, 2025, Pacific Premier's wholly owned banking subsidiary, Pacific Premier Bank, merged with and into Columbia Bank. Pursuant to the acquisition agreement, each share of Pacific Premier common stock was exchanged for 0.9150 of a share of Columbia common stock.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Fair value estimates were based on information available as of the acquisition date. As of December 31, 2025, the initial accounting for deferred taxes remains preliminary, as the tax returns have not yet been finalized. Accordingly, the deferred taxes recognized in the financial statements have been provisionally determined and may be adjusted during the measurement period, which ends no later than one year from the acquisition date.

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

(in millions)	August 31, 2025
Purchase price consideration
Total purchase price consideration		$2,355
Fair value of assets acquired:
Cash and due from banks	$874
Investment securities	2,828
Loans held for sale	1
Loans and leases	11,381
Restricted equity securities	98
Premises and equipment	53
Other intangible assets	355
Other assets	1,021
Total assets acquired	$16,611
Fair value of liabilities assumed:
Deposits	$14,541
Other liabilities	168
Total liabilities assumed	$14,709
Net assets acquired		$1,902
Goodwill		$453

In connection with the acquisition of Pacific Premier, the Company recorded approximately $453 million of goodwill, representing the excess of purchase price consideration over the fair value of net assets acquired. Goodwill primarily reflects expected synergies, expanded market opportunities, and the value of the assembled workforce. None of the goodwill is deductible for tax purposes. Additional details on goodwill and intangible assets are provided in Note 9 – Goodwill and Other Intangible Assets.

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

The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the ACL expected at the acquisition date. Under this method, no credit loss expense is recognized in net income at acquisition. Subsequent changes in expected credit losses are recognized in the provision for credit losses (or recapture) in future periods. Any non-credit discount or premium resulting from the acquisition is allocated to the individual assets and accreted to interest income using the effective interest method. At the acquisition date, the initial ACL determined on a collective basis is allocated to individual assets to appropriately adjust the non-credit discount or premium.
Of the $11.4 billion in net loans acquired, $404 million in net loans were identified as PCD assets at the acquisition date. The following summarizes these PCD loans as of the acquisition date:

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

The Company's operating results for the year ended December 31, 2025 include the results of Pacific Premier's operations subsequent to August 31, 2025, the date of the acquisition. Disclosure of Pacific Premier's revenue and net income (excluding integration costs) included in the Consolidated Statements of Income is impracticable due to the integration of systems and operations following the acquisition.

The following summarizes the impact of acquisition-related expenses related to the acquisition of Pacific Premier for the period presented:

Year Ended
(in millions)	December 31, 2025
Legal and professional services	$52
Salaries and employee benefits	50
Charitable contributions	6
Occupancy and equipment	6
Other	4
Total acquisition-related expenses	$118

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

	Unaudited Pro Forma for the
	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Net interest income	$2,474	$2,493
Non-interest income	349	294
Net income (1)	866	635
(1) Pro forma net income for the year ended December 31, 2025 was adjusted to exclude acquisition-related costs of $190 million, including historical Pacific Premier acquisition-related costs incurred during this period. Pro forma net income for the year ended December 31, 2024 was adjusted to include acquisition-related costs of $190 million. The pro forma assumes acquisition-related costs were incurred in the first quarter of 2024.

Umpqua Holdings Corporation Merger

On February 28, 2023, UHC merged with and into Columbia, with Columbia continuing as the surviving legal corporation and Columbia Bank (previously Umpqua Bank) as the surviving bank subsidiary. The transaction was accounted for as a reverse merger using the acquisition method of accounting, with UHC as the accounting acquirer.

The Company's merger with UHC was effectively an all-stock transaction and was accounted for as a business combination. Each holder of UHC common stock received 0.5958 of a share of Columbia's common stock for each share of UHC common stock; Columbia shares were unaffected.

As of December 31, 2023, the Company finalized its valuation of all assets acquired and liabilities assumed in connection with its merger with UHC. The Company recorded approximately $1.0 billion of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Goodwill is not deductible for tax purposes.

During years ended December 31, 2025, 2024 and 2023, there were $14 million, $11 million, and $172 million in merger-related expenses, respectively.

The following table presents unaudited pro forma information as if the Company's merger with UHC had occurred on January 1, 2022:

Unaudited Pro Forma for the
Year Ended
(in millions)	12/31/2023
Net interest income	$1,952
Non-interest income	238
Net income (1)	634
(1) The 2023 pro forma net income excludes $200 million of merger-related costs, inclusive of historical Columbia merger-related costs, incurred in 2023.

Note 3 – Cash and Cash Equivalents
The Company had restricted cash included in cash and due from banks on the Consolidated Balance Sheets of $4 million and $1 million as of December 31, 2025 and 2024, respectively, relating mostly to collateral required on interest rate swaps as discussed in Note 17 – Derivatives. As of December 31, 2025 and 2024, there was $12 million and $6 million, respectively, in restricted cash included in cash and due from banks on the Consolidated Balance Sheets, relating to collateral requirements for derivatives for mortgage banking activities.

Note 4 – Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities as of the dates presented:

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,332	$6	$(38)	$1,300
Obligations of states and political subdivisions	1,597	47	(15)	1,629
Mortgage-backed securities and collateralized mortgage obligations	8,447	63	(327)	8,183
Total available for sale securities	$11,376	$116	$(380)	$11,112
Held to maturity:
Corporate and other securities	$18	$1	$—	$19
Total held to maturity securities	$18	$1	$—	$19

	December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,496	$1	$(74)	$1,423
Obligations of states and political subdivisions	1,055	3	(32)	1,026
Mortgage-backed securities and collateralized mortgage obligations	6,307	4	(485)	5,826
Total available for sale securities	$8,858	$8	$(591)	$8,275
Held to maturity:
Corporate and other securities	$2	$1	$—	$3
Total held to maturity securities	$2	$1	$—	$3

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $46 million and $33 million as of December 31, 2025 and December 31, 2024, respectively, and is included in other assets on the Consolidated Balance Sheets. There were no gross realized gains or losses from sales of AFS debt securities for the years ended December 31, 2025, 2024, and 2023.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, based on the length of time individual securities have been in an unrealized loss position:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$50	$—	$778	$(38)	$828	$(38)
Obligations of states and political subdivisions	29	—	219	(15)	248	(15)
Mortgage-backed securities and collateralized mortgage obligations	1,287	(9)	2,374	(318)	3,661	(327)
Total temporarily impaired securities	$1,366	$(9)	$3,371	$(371)	$4,737	$(380)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$185	$(3)	$795	$(71)	$980	$(74)
Obligations of states and political subdivisions	539	(8)	225	(24)	764	(32)
Mortgage-backed securities and collateralized mortgage obligations	3,399	(79)	1,830	(406)	5,229	(485)
Total temporarily impaired securities	$4,123	$(90)	$2,850	$(501)	$6,973	$(591)

The number of individual debt securities in an unrealized loss position in the tables above decreased to 592 as of December 31, 2025, as compared to 1,210 at December 31, 2024. The unrealized losses on the Company's debt securities are attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, rather than deterioration in the credit quality of the issuers. Management actively monitors the published credit ratings of the issuers of the debt securities for any material changes in rating or outlook. As the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not carry an ACL as of December 31, 2025.

The following table presents the contractual maturities of debt securities as of December 31, 2025. Expected maturities will differ from contractual maturities because some securities may be called or prepaid with or without call or prepayment penalties.

	Available For Sale		Held To Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$370	$370	$—	$—
Due after one year through five years	2,806	2,797	—	—
Due after five years through ten years	1,725	1,705	1	1
Due after ten years	6,475	6,240	17	18
Total debt securities	$11,376	$11,112	$18	$19

As of December 31, 2025 and December 31, 2024, debt securities with carrying amounts of $6.8 billion and $5.7 billion, respectively, and fair values of $6.5 billion and $5.2 billion, respectively, were pledged to secure borrowing capacity, public deposits, repurchase agreements, and for other purposes as required or permitted by law.

Note 5 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in millions)	December 31, 2025	December 31, 2024
Commercial real estate
Non-owner occupied term	$8,206	$6,278
Owner occupied term	7,314	5,270
Multifamily	10,281	5,804
Construction & development	1,707	1,983
Residential development	362	232
Commercial
Term	6,713	5,538
Lines of credit & other	3,643	2,770
Leases & equipment finance	1,599	1,661
Residential
Mortgage	5,624	5,933
Home equity loans & lines	2,149	2,032
Consumer & other	178	180
Total loans and leases, net of deferred fees and costs	$47,776	$37,681

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans and leases disclosed throughout this note. Interest accrued on loans and leases totaled $186 million and $148 million as of December 31, 2025 and December 31, 2024, respectively, and is included in other assets on the Consolidated Balance Sheets. As of December 31, 2025, loans totaling $30.6 billion were pledged to secure borrowings and available lines of credit, compared to $22.0 billion as of December 31, 2024.

As of December 31, 2025 and December 31, 2024, the net deferred fees and costs were $54 million and $62 million, respectively. Originated loans and leases are reported at the principal amount outstanding, net of deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Total loans and leases also include discounts on acquired loans of $707 million and $439 million as of December 31, 2025 and December 31, 2024, respectively.

Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $473 million and $200 million as of December 31, 2025 and December 31, 2024, respectively. The carrying balance of PCD loans was $416 million and $179 million as of December 31, 2025 and December 31, 2024, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three years to five years. Interest income recognized on these leases was $23 million for the year ended December 31, 2025, as compared to $21 million for the year ended December 31, 2024.

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

The following table presents the net investment in direct financing leases as of the dates presented:

(in millions)	December 31, 2025	December 31, 2024
Minimum lease payments receivable	$322	$365
Estimated guaranteed & unguaranteed residual value	60	69
Initial direct costs - net of accumulated amortization	4	4
Unearned income	(48)	(52)
Net investment in direct financing leases	$338	$386

The following table presents the scheduled minimum lease payments receivable as of December 31, 2025:

(in millions)
Year	Amount
2026	$108
2027	88
2028	62
2029	32
2030	13
Thereafter	19
Total minimum lease payments receivable	$322

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell pools of loans and leases. For the years ended December 31, 2025 and 2024, the Bank sold a total of $150 million and $149 million, respectively, in loans from its portfolio.

In connection with the Pacific Premier acquisition, the Company initially obtained Freddie Mac guaranteed pass-through certificates from a multifamily loan securitization. The Company performed sub-servicing and reimbursement obligations until November 2025, when it repurchased the underlying loans and terminated these responsibilities.

Note 6 – Allowance for Credit Losses

The ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. For more information about the Company's ACL methodology, refer to Note 1 – Summary of Significant Accounting Policies, for a description of the ACL methodology.

At December 31, 2025, the ACL was $485 million, an increase of $44 million from the December 31, 2024 balance of $441 million. The change in the total ACL reflects credit migration trends, changes in the economic assumptions, and a recalibration of the CRE, residential mortgage, and home equity line of credit CECL models in the first quarter of 2025, and the initial provision booked for the acquired Pacific Premier loan portfolio. To calculate the ACL, management uses models to estimate PD and LGD for loans and leases, incorporating forecasted economic conditions and macroeconomic variables. The Bank considers the current financial environment and various economic scenarios, selecting the most probable scenario at each measurement date. Forecasts for each variable are updated and incorporated into the ACL calculation. Projected macroeconomic variables over the forecast period can materially impact the ACL, with projections becoming less certain over time.

The Bank opted to use Moody's Analytics' November 2025 consensus economic forecast for estimating the ACL as of December 31, 2025. The forecast used to calculate the ACL as of December 31, 2025 is projecting higher GDP growth, lower unemployment rates, and average federal funds rates trending lower. This is compared to the December 31, 2024 ACL calculation, which used Moody’s Analytics’ November 2024 consensus economic forecast to forecast the variables used in the models.

In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	1.8%	2.0%	2.1%	2.0%
U.S. unemployment rate average	4.4%	4.3%	4.1%	4.0%
Forecasted average federal funds rate	3.2%	3.1%	3.2%	3.2%

The Bank uses an additional scenario with the same economic variables, but with varying severity, to assess ACL sensitivity and inform qualitative adjustments. For this analysis, the Bank selected Moody's Analytics' November 2025 S2 scenario (the "S2 Scenario"), which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The S2 Scenario includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	0.1%	1.2%	2.5%	2.6%
U.S. unemployment rate average	6.6%	6.0%	4.4%	4.2%
Forecasted average federal funds rate	3.0%	2.1%	2.3%	2.9%

Management reviewed the results derived from the economic scenarios and subsequent changes in macroeconomic variables for sensitivity analysis, considering these factors when evaluating qualitative adjustments. Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. As of December 31, 2025, the Company evaluated qualitative factors and applied a net upward adjustment to the quantitative results for the ACL, which is directionally consistent with the upward adjustments made as of December 31, 2024. These overlays primarily focus on the CRE and commercial loan portfolios and are intended to align the portfolios more closely with the S2 Scenario. This approach helps ensure that the allowance remains appropriately resilient and responsive to emerging risks, thereby supporting the resilience of the Bank's credit portfolio. By incorporating these targeted overlays, we aim to enhance the accuracy and robustness of our risk management strategy, providing a more comprehensive and adaptive approach to potential economic shifts.

Management believes that the ACL was adequate as of December 31, 2025. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Year Ended December 31, 2025
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154	$219	$45	$7	$425
Initial ACL on PCD loans acquired during the period	4	1	—	—	5
Provision (recapture) for credit losses on loans and leases	51	101	(9)	4	147
Charge-offs	(11)	(111)	(2)	(5)	(129)
Recoveries	—	16	—	2	18
Net charge-offs	(11)	(95)	(2)	(3)	(111)
Balance, end of period	$198	$226	$34	$8	$466
Reserve for unfunded commitments
Balance, beginning of period	$6	$7	$2	$1	$16
Provision (recapture) for credit losses on unfunded commitments	4	—	(1)	—	3
Balance, end of period	10	7	1	1	19
Total allowance for credit losses	$208	$233	$35	$9	$485

	Year Ended December 31, 2024
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$126	$245	$62	$8	$441
Provision (recapture) for credit losses on loans and leases	31	95	(16)	3	113
Charge-offs	(4)	(139)	(2)	(6)	(151)
Recoveries	1	18	1	2	22
Net charge-offs	(3)	(121)	(1)	(4)	(129)
Balance, end of period	$154	$219	$45	$7	$425
Reserve for unfunded commitments
Balance, beginning of period	$11	$8	$3	$1	$23
Recapture for credit losses on unfunded commitments	(5)	(1)	(1)	—	(7)
Balance, end of period	6	7	2	1	16
Total allowance for credit losses	$160	$226	$47	$8	$441

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of December 31, 2025 and December 31, 2024, loans and leases on non-accrual status with no related ACL were $2 million and $4 million, respectively, excluding collateral-dependent loans and leases that have been written down to net realizable value without an associated ACL of $67 million and $59 million, respectively. The remaining balance of non-accrual loans are substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the years ended December 31, 2025 and 2024.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	December 31, 2025
(in millions)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$2	$—	$—	$2	$29	$8,175	$8,206
Owner occupied term	6	5	1	12	21	7,281	7,314
Multifamily	—	1	1	2	—	10,279	10,281
Construction & development	—	—	—	—	—	1,707	1,707
Residential development	—	—	—	—	—	362	362
Commercial
Term	2	7	2	11	25	6,677	6,713
Lines of credit & other	4	3	1	8	22	3,613	3,643
Leases & equipment finance	17	18	5	40	19	1,540	1,599
Residential
Mortgage (1)	—	16	66	82	—	5,542	5,624
Home equity loans & lines	8	5	9	22	—	2,127	2,149
Consumer & other	—	—	—	—	—	178	178
Total, net of deferred fees and costs	$39	$55	$85	$179	$116	$47,481	$47,776
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $3 million at December 31, 2025.
(2) Includes government guaranteed portion of $41 million and $38 million for 90 days or more and non-accrual loans, respectively.

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
(2) Includes government guaranteed portion of $32 million and $42 million for 90 days or more and non-accrual loans, respectively.

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	December 31, 2025
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$26	$—	$26
Owner occupied term	—	17	—	17
Multifamily	—	6	—	6
Commercial
Term	—	1	16	17
Lines of credit & other	—	1	19	20
Leases & equipment finance	—	—	19	19
Residential
Mortgage	70	—	—	70
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$72	$51	$54	$177

	December 31, 2024
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$13	$—	$13
Owner occupied term	—	20	—	20
Commercial
Term	2	3	16	21
Lines of credit & other	—	1	4	5
Leases & equipment finance	—	—	21	21
Residential
Mortgage	80	—	—	80
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$84	$37	$41	$162

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans and leases to borrowers in financial distress that were modified as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2025
(in millions)	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other than Insignificant Payment Delay	Combo - Interest Rate Reduction and Other -Than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$4	$—	$21	$—	$—	$25	0.30%
Owner occupied term	11	1	1	—	—	13	0.18%
Construction & development	3	—	38	—	—	41	2.40%
Commercial
Term	32	8	13	—	1	54	0.80%
Lines of credit & other	29	—	—	—	—	29	0.80%
Leases & equipment finance	3	—	—	—	—	3	0.19%
Residential
Mortgage	1	20	—	7	—	28	0.50%
Total modified loans and leases experiencing financial difficulty	$83	$29	$73	$7	$1	$193	0.40%

	Year Ended December 31, 2024
(in millions)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combo - Interest Rate Reduction and Other -Than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$—	$—	$7	$—	$—	$7	0.12%
Owner occupied term	4	—	1	—	—	5	0.09%
Construction & development	—	—	—	2	—	2	0.10%
Commercial
Term	—	4	4	—	3	11	0.20%
Lines of credit & other	1	23	—	31	—	55	2.00%
Leases & equipment finance	—	2	—	—	—	2	0.14%
Residential
Mortgage	—	8	19	1	—	28	0.47%
Total modified loans and leases experiencing financial difficulty	$5	$37	$31	$34	$3	$110	0.29%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Year Ended December 31, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	3.54%	1.7 years	—
Owner occupied term	0.80%	3.1 years	$1
Construction & development	0.21%	4 months	—
Commercial
Term	3.98%	1.2 years	$1
Lines of credit & other	—	10 months	$—
Leases & equipment finance	—	1.1 years	—
Residential
Mortgage	—	11.0 years	$2

	Year Ended December 31, 2024
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	—	6 months	$2
Owner occupied term	3.71%	2.9 years	—
Construction & development	1.00%	7 months	—
Commercial
Term	2.52%	11 months	$1
Lines of credit & other	7.59%	9 months	—
Leases & equipment finance	—	11 months	—
Residential
Mortgage	7.54%	7.0 years	$2

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

	Year Ended December 31, 2025
(in millions)	Term Extension	Other-Than-Insignificant Payment Delay	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$—	$1	$—	$1
Commercial
Term	—	1	—	1
Lines of credit & other	4	—	—	4
Residential
Mortgage	—	6	1	7
Total loans and leases experiencing financial difficulty with a subsequent default	$4	$8	$1	$13

	Year Ended December 31, 2024
(in millions)	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other-than-Insignificant Payment Delay	Combination - Rate Reduction and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Non-owner occupied term	$—	$—	$—	$1	$—	$—	$1
Owner occupied term	3	—	—	—	—	—	3
Commercial
Term	—	—	—	—	—	2	2
Residential
Mortgage	—	1	10	—	2	—	13
Total loans and leases experiencing financial difficulty with a subsequent default	$3	$1	$10	$1	$2	$2	$19

The following tables present an age analysis of loans and leases as of December 31, 2025 and 2024 that have been modified within the prior twelve months:

	December 31, 2025
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$25	$—	$—	$—	$—	$25
Owner occupied term	7	4	—	—	2	13
Construction & development	41	—	—	—	—	41
Commercial
Term	49	—	4	—	1	54
Lines of credit & other	23	—	2	—	4	29
Leases & equipment finance	2	1	—	—	—	3
Residential
Mortgage	18	—	3	7	—	28
Total loans and leases modified	$165	$5	$9	$7	$7	$193

	December 31, 2024
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$7	$—	$—	$—	$—	$7
Owner occupied term	1	—	—	—	4	5
Construction & development	2	—	—	—	—	2
Commercial
Term	6	—	—	—	5	11
Lines of credit & other	52	2	1	—	—	55
Leases & equipment finance	2	—	—	—	—	2
Residential
Mortgage	22	—	2	4	—	28
Total loans and leases modified	$92	$2	$3	$4	$9	$110

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

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. Certain acquired non‑homogeneous loans are in the process of being incorporated and are not yet fully reflected within the dual risk rating framework. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The PD scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. For non-homogeneous loans and leases, PD ratings of 1 through 9 are "pass" grades, while PD ratings of 10 and 11 are "watch" grades. PD ratings of 12-16 correspond to the regulatory-defined categories of special mention (12), substandard (13-14), doubtful (15), and loss (16). The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

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

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable, as well as gross charge-offs for the dates presented:

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$815	$280	$506	$1,694	$1,603	$3,033	$35	$13	$7,979
Special mention	2	6	—	10	20	71	—	—	109
Substandard	27	—	—	22	12	55	—	—	116
Loss	—	—	—	—	1	1	—	—	2
Total non-owner occupied term	$844	$286	$506	$1,726	$1,636	$3,160	$35	$13	$8,206
Current YTD period:
Gross charge-offs	$—	$—	$1	$—	$—	$9	$—	$—	$10
Owner occupied term
Credit quality indicator:
Pass/Watch	$921	$510	$466	$1,326	$1,325	$2,363	$24	$51	$6,986
Special mention	20	32	6	55	22	41	—	—	176
Substandard	4	29	2	12	41	46	—	9	143
Doubtful	—	3	—	3	—	—	—	—	6
Loss	—	—	—	—	1	2	—	—	3
Total owner occupied term	$945	$574	$474	$1,396	$1,389	$2,452	$24	$60	$7,314
Current YTD period:
Gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$—	$1
Multifamily
Credit quality indicator:
Pass/Watch	$455	$348	$367	$2,787	$3,195	$2,958	$118	$—	$10,228
Special mention	—	—	14	9	—	22	—	—	45
Substandard	—	—	—	3	2	3	—	—	8
Total multifamily	$455	$348	$381	$2,799	$3,197	$2,983	$118	$—	$10,281
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$345	$407	$391	$241	$98	$92	$28	$2	$1,604
Special mention	12	12	32	1	—	—	—	8	65
Substandard	38	—	—	—	—	—	—	—	38
Total construction & development	$395	$419	$423	$242	$98	$92	$28	$10	$1,707
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$99	$57	$2	$8	$—	$—	$194	$2	$362
Total residential development	$99	$57	$2	$8	$—	$—	$194	$2	$362
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$2,738	$1,684	$1,786	$6,171	$6,320	$8,687	$399	$85	$27,870

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost	Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$1,571	$701	$395	$800	$763	$851	$1,328	$21	$6,430
Special mention	13	22	49	53	23	2	11	—	173
Substandard	25	12	2	43	5	4	3	2	96
Doubtful	2	—	—	4	1	2	—	—	9
Loss	—	—	—	—	2	3	—	—	5
Total term	$1,611	$735	$446	$900	$794	$862	$1,342	$23	$6,713
Current YTD period:
Gross charge-offs	$—	$1	$1	$1	$1	$2	$—	$—	$6
Lines of credit & other
Credit quality indicator:
Pass/Watch	$119	$70	$28	$42	$10	$18	$3,052	$106	$3,445
Special mention	1	—	—	—	—	—	74	5	80
Substandard	4	15	—	1	—	—	80	15	115
Doubtful	—	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other	$124	$85	$28	$43	$10	$18	$3,207	$128	$3,643
Current YTD period:
Gross charge-offs	$—	$17	$—	$1	$—	$1	$8	$5	$32
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$585	$399	$268	$160	$35	$34	$—	$—	$1,481
Special mention	3	16	8	3	1	—	—	—	31
Substandard	6	7	32	7	1	—	—	—	53
Doubtful	5	9	9	7	2	—	—	—	32
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$599	$432	$318	$177	$39	$34	$—	$—	$1,599
Current YTD period:
Gross charge-offs	$2	$16	$22	$22	$8	$3	$—	$—	$73

Total commercial	$2,334	$1,252	$792	$1,120	$843	$914	$4,549	$151	$11,955

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$242	$230	$174	$1,645	$1,828	$1,425	$—	$—	$5,544
Special mention	3	—	2	3	3	5	—	—	16
Substandard	2	2	1	5	8	8	—	—	26
Loss	6	6	3	4	7	12	—	—	38
Total mortgage	$253	$238	$180	$1,657	$1,846	$1,450	$—	$—	$5,624
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost	Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$1	$1	$2	$6	$2	$45	$2,032	$39	$2,128
Special mention	—	—	—	—	—	2	8	2	12
Substandard	—	—	—	—	—	—	1	1	2
Loss	—	—	—	1	—	1	1	4	7
Total home equity loans & lines	$1	$1	$2	$7	$2	$48	$2,042	$46	$2,149
Current YTD period:
Gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$—	$1

Total residential	$254	$239	$182	$1,664	$1,848	$1,498	$2,042	$46	$7,773

Consumer & other:
Credit quality indicator:
Pass/Watch	$18	$6	$10	$6	$3	$6	$128	$—	$177
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$18	$6	$10	$6	$3	$6	$129	$—	$178
Current YTD period:
Gross charge-offs	$2	$1	$—	$—	$—	$—	$2	$—	$5

Grand total	$5,344	$3,181	$2,770	$8,961	$9,014	$11,105	$7,119	$282	$47,776

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$290	$564	$1,246	$1,132	$569	$2,289	$26	$12	$6,128
Special mention	—	—	9	1	—	21	—	—	31
Substandard	7	31	21	—	—	56	—	—	115
Doubtful	—	—	2	1	—	1	—	—	4
Total non-owner occupied term	$297	$595	$1,278	$1,134	$569	$2,367	$26	$12	$6,278
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Owner occupied term
Credit quality indicator:
Pass/Watch	$526	$499	$1,015	$867	$398	$1,639	$79	$5	$5,028
Special mention	—	1	23	81	18	39	2	—	164
Substandard	4	8	8	4	20	25	—	—	69
Doubtful	3	—	3	—	—	1	—	—	7
Loss	—	—	1	—	—	1	—	—	2
Total owner occupied term	$533	$508	$1,050	$952	$436	$1,705	$81	$5	$5,270
Prior Year End period:
Gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Multifamily
Credit quality indicator:
Pass/Watch	$169	$254	$1,995	$1,634	$406	$1,224	$93	$—	$5,775
Special mention	—	—	4	7	—	12	—	—	23
Substandard	—	—	3	2	—	1	—	—	6
Total multifamily	$169	$254	$2,002	$1,643	$406	$1,237	$93	$—	$5,804
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$473	$504	$747	$129	$79	$19	$14	$—	$1,965
Special mention	2	—	1	15	—	—	—	—	18
Total construction & development	$475	$504	$748	$144	$79	$19	$14	$—	$1,983
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$62	$6	$5	$1	$—	$1	$154	$3	$232
Total residential development	$62	$6	$5	$1	$—	$1	$154	$3	$232
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$1,536	$1,867	$5,083	$3,874	$1,490	$5,329	$368	$20	$19,567

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost	Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$827	$650	$1,047	$789	$297	$619	$1,080	$21	$5,330
Special mention	2	48	26	8	—	14	37	—	135
Substandard	25	2	10	5	3	10	—	—	55
Doubtful	1	1	4	4	1	2	—	—	13
Loss	—	—	1	1	1	2	—	—	5
Total term	$855	$701	$1,088	$807	$302	$647	$1,117	$21	$5,538
Prior Year End period:
Gross charge-offs	$1	$3	$2	$1	$1	$1	$4	$—	$13
Lines of credit & other
Credit quality indicator:
Pass/Watch	$99	$42	$55	$19	$9	$10	$2,382	$16	$2,632
Special mention	—	2	1	—	—	—	31	4	38
Substandard	34	2	1	—	—	—	54	9	100
Total lines of credit & other	$133	$46	$57	$19	$9	$10	$2,467	$29	$2,770
Prior Year End period:
Gross charge-offs	$—	$1	$—	$—	$—	$1	$20	$3	$25
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$603	$457	$296	$102	$32	$46	$—	$—	$1,536
Special mention	10	39	9	2	1	—	—	—	61
Substandard	5	9	9	3	1	1	—	—	28
Doubtful	4	10	14	5	1	—	—	—	34
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$622	$516	$329	$112	$35	$47	$—	$—	$1,661
Prior Year End period:
Gross charge-offs	$2	$23	$49	$19	$5	$3	$—	$—	$101

Total commercial	$1,610	$1,263	$1,474	$938	$346	$704	$3,584	$50	$9,969

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$236	$232	$1,777	$2,097	$473	$1,042	$—	$—	$5,857
Special mention	2	3	2	3	1	8	—	—	19
Substandard	3	5	5	11	2	16	—	—	42
Loss	1	2	4	4	1	3	—	—	15
Total mortgage	$242	$242	$1,788	$2,115	$477	$1,069	$—	$—	$5,933
Prior Year End period:
Gross charge-offs	$—	$—	$1	$—	$—	$1	$—	$—	$2

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost	Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$1	$1	$2	$1	$1	$38	$1,941	$30	$2,015
Special mention	—	—	—	—	—	1	8	1	10
Substandard	—	—	—	—	—	—	1	1	2
Loss	—	—	—	—	—	1	2	2	5
Total home equity loans & lines	$1	$1	$2	$1	$1	$40	$1,952	$34	$2,032
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total residential	$243	$243	$1,790	$2,116	$478	$1,109	$1,952	$34	$7,965

Consumer & other:
Credit quality indicator:
Pass/Watch	$22	$16	$10	$5	$3	$5	$117	$1	$179
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$22	$16	$10	$5	$3	$5	$118	$1	$180
Prior Year End period:
Gross charge-offs	$—	$3	$—	$—	$—	$—	$2	$1	$6

Grand total	$3,411	$3,389	$8,357	$6,933	$2,317	$7,147	$6,022	$105	$37,681

Note 7 – Premises and Equipment
The following table presents the major components of premises and equipment as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024	Estimated useful life
Land	$106	$91
Buildings and improvements	345	294	7 - 39 years
Furniture, fixtures, and equipment	176	141	4 - 20 years
Software	113	111	3 - 7 years
Construction in progress and other	25	43
Total premises and equipment	765	680
Less: Accumulated depreciation and amortization	(343)	(331)
Premises and equipment, net	$422	$349

Depreciation and amortization expense related to premises and equipment totaled $30 million, $28 million, and $29 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in occupancy and equipment, net on the Consolidated Statements of Income.

Note 8 – Operating Leases
The Company leases branch locations, corporate office space, and equipment under non-cancelable operating leases. Liabilities to make future lease payments are recorded in other liabilities, while right-of-use assets are recorded in other assets on the Company's Consolidated Balance Sheets.
The following table presents the balance sheet information related to leases as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Leases
Operating lease right-of-use assets	$154	$111
Operating lease liabilities	$166	$126
The following table presents the weighted-average operating lease term and weighted-average discount rate as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	5.4	5.8
Weighted-average discount rate	4.17%	4.23%

The following table presents the components of lease expense for the years ended December 31, 2025, 2024, and 2023:

(in millions)
Lease Costs	2025	2024	2023
Operating lease costs	$37	$33	$37
Short-term lease costs	1	1	1
Sublease income	(2)	(3)	(3)
Net lease costs	$36	$31	$35

The Company performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. For the years ended December 31, 2025 and 2024, there were no ROU asset impairments. For the year ended December 31, 2023, there were $3 million in ROU asset impairments recorded in other expenses. The impairments were due to the closures or consolidations of leased locations.

The following table presents the supplemental cash flow information related to leases for the years ended December 31, 2025, 2024, and 2023:

(in millions)
Cash Flows	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$33	$38
Right of use assets obtained in exchange for new operating lease liabilities	$72	$23	$73

The following table presents the maturities of lease liabilities as of December 31, 2025:

(in millions)	Operating
Year	Leases
2026	$47
2027	38
2028	32
2029	24
2030	16
Thereafter	30
Total lease payments	187
Less: imputed interest	(21)
Present value of lease liabilities	$166

Note 9 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. In 2025, the Company recorded $453 million of goodwill associated with the acquisition of Pacific Premier. Additional information on the acquisition and purchase price allocations is provided in Note 2 – Business Combinations.

The Company performed its annual impairment assessment as of October 31 and concluded that there was no impairment. As of December 31, 2025, 2024, and 2023, it was determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.

The following table presents the changes in the carrying amount of goodwill:

(in millions)	Goodwill
Balance, December 31, 2024	$1,029
Acquisitions and adjustments	453
Balance, December 31, 2025	$1,482

Core deposit intangible assets values were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. In 2025, the Company recorded $355 million of core deposit intangibles associated with the acquisition of Pacific Premier.

The intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025	$1,065	$(353)	$712
December 31, 2024	$710	$(226)	$484

Amortization expense recognized on intangible assets was $127 million, $119 million, and $111 million for the years ended December 31, 2025, 2024, 2023, respectively.

The table below presents the forecasted amortization expense for intangible assets as of December 31, 2025:

(in millions)
Year	Expected Amortization
2026	$155
2027	136
2028	116
2029	97
2030	77
Thereafter	131
Total intangible assets	$712

Note 10 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. MSR assets are recorded in other assets on the Consolidated Balance Sheets.

The following table presents the changes in the Company's residential MSR for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Balance, beginning of period	$108	$109	$185
Additions for new MSR capitalized	7	6	5
Sale of MSR assets	—	—	(57)
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(12)	(12)	(18)
Changes due to valuation inputs or assumptions (1)	(4)	5	(6)
Balance, end of period	$99	$108	$109
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of the dates presented is as follows:

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Balance of loans serviced for others	$7,755	$7,939	$8,176
MSR as a percentage of serviced loans	1.28%	1.36%	1.34%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, were $23 million, $24 million, and $33 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31, 2025, 2024, and 2023 were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Constant prepayment rate	8.26%	6.92%	6.78%
Discount rate	10.20%	10.23%	10.25%
Weighted average life (years)	7.6	8.2	8.3

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2025, 2024, and 2023 is as follows:

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(3)	$(3)	$(3)
Effect on fair value of a 20% adverse change	$(5)	$(5)	$(6)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4)	$(5)	$(5)
Effect on fair value of a 200 basis point adverse change	$(8)	$(9)	$(9)

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

Note 11 – Deposits

The following table presents the major types of deposits as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Non-interest-bearing demand	$17,419	$13,308
Interest-bearing deposits:
Interest-bearing demand	10,763	8,476
Money market	17,013	11,475
Savings	2,442	2,360
Time, $250,000 or less	4,893	4,900
Time, greater than $250,000	1,681	1,202
Total deposits	$54,211	$41,721

Approximately $6.5 billion in time deposits are scheduled to mature in 2026, including $1.7 billion in brokered time deposits. As of December 31, 2025, brokered time deposits had a weighted average interest rate of 4.03% compared to the weighted average interest rate on all other time deposits that mature in 2026 and thereafter of 3.23%.

The following table presents the scheduled maturities of all time deposits as of December 31, 2025:

(in millions)		Weighted Average Interest Rate
Year	Amount
2026	$6,465	3.46%
2027	80	0.86%
2028	10	0.12%
2029	7	0.35%
2030	11	0.13%
Thereafter	1	0.46%
Total time deposits	$6,574	3.42%

Note 12 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase as of December 31, 2025 and 2024:

(in millions)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2025	$207	1.98%	$278	$278
December 31, 2024	$237	2.02%	$252	$252

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, which are U.S. agencies, obligations of states and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations, with a one-day maturity. In all cases, the Bank maintains control over the securities. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

The following table presents the average and maximum balances for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Average balance during the period	$183	$204
Maximum month end balance during period	$229	$249

Note 13 – Borrowings

The Company had secured advances from the FHLB as of December 31, 2025 and 2024 with carrying values of $3.2 billion and $3.1 billion, respectively.

The following table presents selected information for outstanding borrowings for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
FHLB Advances
Balance at end of period	$3,200	$3,100
Average balance during period	$2,830	$2,431
Maximum month end balance during period	$3,375	$3,100
Weighted average rate at December 31	4.0%	5.0%
Weighted average rate during period	4.4%	5.2%

The FHLB advances have fixed rates ranging from 3.85% to 4.06% and are set to mature in 2026. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and CRE portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB. Total value of loans and securities pledged to the FHLB were $27.0 billion as of December 31, 2025.

Prior to March 2024, the Bank had access to borrowings under the FRB BTFP, which was subject to certain collateral requirements, namely the amount of pledged investment securities. For the year ended December 31, 2024, the maximum outstanding month end balance of borrowings under the FRB BTFP was $1.6 billion and the average outstanding was $1.3 billion. We fully repaid borrowings under the FRB BTFP during the fourth quarter of 2024. The weighted average interest rate on the borrowings was 4.8% in 2024. There were no securities pledged to the FRB as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $13.8 billion as of December 31, 2025, subject to certain collateral requirements. The Bank had available Discount Window line of credit with the Federal Reserve totaling $6.5 billion subject to certain collateral requirements, namely the amount of certain pledged loans and securities as of December 31, 2025. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $700 million as of December 31, 2025. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 14 – Junior and Other Subordinated Debentures

Following is information about the Company's wholly-owned Trusts as of December 31, 2025:

(dollars in millions)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$21	$20	Floating rate, SOFR + 0.26161% plus 3.35%, adjusted quarterly	7.59%	October 2032
Umpqua Statutory Trust III	October 2002	31	30	Floating rate, SOFR + 0.26161% plus 3.45%, adjusted quarterly	7.67%	November 2032
Umpqua Statutory Trust IV	December 2003	10	10	Floating rate, SOFR + 0.26161% plus 2.85%, adjusted quarterly	7.37%	January 2034
Umpqua Statutory Trust V	December 2003	10	10	Floating rate, SOFR + 0.26161% plus 2.85%, adjusted quarterly	7.27%	March 2034
Umpqua Master Trust I	August 2007	41	33	Floating rate, SOFR + 0.26161% plus 1.35%, adjusted quarterly	6.62%	September 2037
Umpqua Master Trust IB	September 2007	21	19	Floating rate, SOFR + 0.26161% plus 2.75%, adjusted quarterly	7.38%	December 2037
Sterling Capital Trust III	April 2003	14	14	Floating rate, SOFR + 0.26161% plus 3.25%, adjusted quarterly	7.51%	April 2033
Sterling Capital Trust IV	May 2003	10	10	Floating rate, SOFR + 0.26161% plus 3.15%, adjusted quarterly	7.52%	May 2033
Sterling Capital Statutory Trust V	May 2003	21	20	Floating rate, SOFR + 0.26161% plus 3.25%, adjusted quarterly	7.46%	June 2033
Sterling Capital Trust VI	June 2003	10	10	Floating rate, SOFR + 0.26161% plus 3.20%, adjusted quarterly	7.50%	September 2033
Sterling Capital Trust VII	June 2006	57	47	Floating rate, SOFR + 0.26161% plus 1.53%, adjusted quarterly	6.62%	June 2036
Sterling Capital Trust VIII	September 2006	52	43	Floating rate, SOFR + 0.26161% plus 1.63%, adjusted quarterly	6.73%	December 2036
Sterling Capital Trust IX	July 2007	46	38	Floating rate, SOFR + 0.26161% plus 1.40%, adjusted quarterly	6.88%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9	9	Floating rate, SOFR + 0.26161% plus 3.15%, adjusted quarterly	7.41%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10	9	Floating rate, SOFR + 0.26161% plus 1.80%, adjusted quarterly	6.72%	June 2035
Klamath First Capital Trust I	July 2001	16	16	Floating rate, SOFR + 0.42826% plus 3.75%, adjusted semiannually	8.17%	July 2031
Total junior subordinated debentures, at fair value		379	338
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10	11	Floating rate, SOFR + 0.26161% plus 3.60%, adjusted quarterly	6.83%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	28	29	Floating rate, SOFR + 0.26161% plus 2.95%, adjusted quarterly	6.24%	September 2033
CIB Capital Trust	November 2002	10	11	Floating rate, SOFR + 0.26161% plus 3.45%, adjusted quarterly	6.94%	November 2032
Western Sierra Statutory Trust I	July 2001	6	6	Floating rate, SOFR + 0.26161% plus 3.58%, adjusted quarterly	7.68%	July 2031
Western Sierra Statutory Trust II	December 2001	10	10	Floating rate, SOFR + 0.26161% plus 3.60%, adjusted quarterly	7.56%	December 2031
Western Sierra Statutory Trust III	September 2003	10	10	Floating rate, SOFR + 0.26161% plus 2.90%, adjusted quarterly	7.07%	September 2033
Western Sierra Statutory Trust IV	September 2003	10	10	Floating rate, SOFR + 0.26161% plus 2.90%, adjusted quarterly	7.07%	September 2033
Bank of Commerce Holdings Trust II	July 2005	10	10	Floating rate, SOFR + 0.26161% plus 1.58%, adjusted quarterly	5.56%	September 2035
Total junior subordinated debentures, at amortized cost		94	97
Total junior subordinated debentures		$473	$435
(1)Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)Contractual interest rate of junior subordinated debentures.
(3)Effective interest rate based upon the carrying value as of December 31, 2025.

As of December 31, 2024, the Company had $10 million in aggregate principal amount of fixed-to-floating rate subordinated debentures, which matured on December 10, 2025.

The Company's wholly-owned trusts were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's Consolidated Balance Sheet as junior subordinated debentures. The Trusts are reflected as junior subordinated debentures, either at fair value or at amortized cost. The common stock issued by the Trusts is recorded in other assets and totaled $14 million as of both December 31, 2025 and 2024. As of December 31, 2025, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by UHC prior to the Company's merger with UHC (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired by UHC from Sterling Financial Corporation prior to the Company's merger with UHC. The fair value of the junior subordinated debentures increased during the year due to movements in the spot curve and forward rates. A loss of $7 million for the year ended December 31, 2025, as compared to a loss of $15 million for the year ended December 31, 2024, was recorded in other comprehensive income.

Note 15 – Employee Benefit Plans

Employee Savings Plan
Substantially all of the Company's employees are eligible to participate in the Columbia Bank 401(k) and Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to contribute a portion of their salary to the plan in accordance with Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make matching and/or profit sharing contributions based on profits of the Bank. In 2025, in connection with the Company's acquisition of Pacific Premier, the Company assumed a 401(k) plan covering former employees of Pacific Premier. At December 31, 2025, the 401(k) plan was active but closed to new participants and will be merged with the Columbia Bank 401(k) and Profit Sharing Plan in 2026. The Company's contributions to the Columbia Bank 401(k) and Profit Sharing Plan and the 401(k) plan acquired in connection with the acquisition of Pacific Premier charged to expense amounted to $14 million, $14 million, and $21 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Employee Stock Purchase Plan
The Company maintains an ESPP in which substantially all employees are eligible to participate in 2025, except for employees who joined through the Pacific Premier acquisition. Employees who joined through the Pacific Premier acquisition will become eligible to enroll in the ESPP beginning with the 2026 plan year. The ESPP provides participants the opportunity to purchase the Company's common stock at a discounted price. Under the ESPP, participants may purchase shares at 90% of the lesser of the fair market value of the stock on the first or last day of each six month offering period, which runs from January 1st through June 30th and July 1st through December 31st of each calendar year. The 10% discount is recognized by the Company as compensation expense and does not have a material impact on net income or earnings per common share. Participants in the ESPP purchased 158,000 shares for $3 million in 2025, completed no purchases during 2024, and purchased 59,000 shares for $1 million in 2023. At December 31, 2025, there were 720,000 shares available for purchase under the ESPP.

Supplemental Retirement/Deferred Compensation Plans
The Company has established a Supplemental Retirement & Deferred Compensation Plan (SRP/DCP), a nonqualified deferred compensation plan designed to supplement the retirement income of certain highly compensated executives selected by resolution of the Board. Eligible officers may elect to defer up to 50% of their salary into a plan account. The balance of the SRP/DCP was $17 million and $15 million as of December 31, 2025 and 2024, respectively.
Additionally, the Company has established an SRP for a former CEO. The balance for this plan was $7 million and $8 million as of December 31, 2025 and 2024, respectively. In connection with the closing of the Company's merger with UHC, which was completed in 2023, the Company established a DCP for certain executives. The balances for this plan were $10 million and $12 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024, and 2023, expense recorded for these benefits totaled $1 million for each year.

Supplemental Executive Retirement Plan
In connection with the closing of the Company's merger with UHC, which was completed in 2023, the Company assumed a SERP, which is unsecured and unfunded with no program assets. The SERP's projected benefit obligation, representing the vested net present value of future payments to individuals under the plan, is accrued over the estimated remaining term of employment of the participants and was determined by actuarial valuation using a discount rate of 5.45% for 2025, 5.60% for 2024, and 5.02% for 2023. Additional assumptions and features of the plan include a normal retirement age of 65 and a 2% annual cost of living benefit adjustment. The projected benefit obligation of $19 million for 2025 and $18 million for 2024 is included in other liabilities on the Consolidated Balance Sheets.
Acquired Plans

In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees, and directors of acquired institutions. No additional contributions have been made to these plans since the effective date of the acquisitions. These unfunded plans provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank may be obligated to pay the designated beneficiary the benefits outlined in the plans. As of December 31, 2025 and 2024, liabilities recorded for the estimated present value of future plan benefits totaled $52 million and $47 million, respectively, and are recorded in other liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2025, 2024, and 2023, expense recorded for these benefits totaled $5 million, $4 million, and $5 million, respectively.

Rabbi Trusts
The Bank has established irrevocable rabbi trusts for the SRP/DCP plan and sponsors similar trusts for certain deferred compensation plans assumed from prior acquisitions. The trust assets, generally trading assets, are consolidated in the Company's balance sheets with the associated liabilities, equal to the asset balances, included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2025 and 2024 the asset and liability balances related to these trusts were $19 million and $16 million, respectively.
Bank-Owned Life Insurance

The Bank has purchased, or acquired through mergers, life insurance policies in connection with certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies, for which the Bank is the owner and sole or partial beneficiary, provide protection against the adverse financial effects of a key employee's death and offer tax-exempt income to offset plan expenses. As of December 31, 2025, and 2024, the cash surrender value of these policies was $1.2 billion and $694 million, respectively. Additionally, the Bank had liabilities of $6 million as of both December 31, 2025, and 2024, for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies. The Bank is exposed to credit risk if an insurance company cannot fulfill its financial obligations under a policy. To mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 16 – Commitments and Contingencies and Related-Party Transactions

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in millions)	December 31, 2025	December 31, 2024
Commitments to extend credit	$11,927	$10,078
Forward sales commitments	$74	$77
Commitments to originate residential mortgage loans held for sale	$39	$46
Standby letters of credit	$427	$216

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, insured premium financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the years ended December 31, 2025 and 2024. As of December 31, 2025, approximately $400 million of standby letters of credit expire within one year, and $27 million expire thereafter. During the years ended December 31, 2025 and 2024, the Bank recorded approximately $5 million and $3 million, respectively, in fees associated with standby letters of credit.

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

As previously disclosed, in 2023 the Bank was informed by one of its technology service providers (the "Vendor") that a widely reported security incident involving MOVEit, a filesharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of the Bank's consumer and small business customers (the "Vendor Incident"). On behalf of the Bank, the Vendor notified affected customers (approximately 429,000), and the Bank and Vendor notified applicable federal and state regulators regarding the Vendor Incident. Subsequently, the Bank was named in a number of putative class action lawsuits related to the Vendor Incident. The lawsuits collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment, and violation of certain state statutes. Given the large number of federal cases throughout the United States (including those involving the Bank), on October 4, 2023 the United States Judicial Panel on Multidistrict Litigation initiated a multidistrict litigation ("MDL") to consolidate such cases – In Re: MOVEit Customer Data Security Breach Litigation, MDL No. 3083 – in the United States District Court for the District of Massachusetts (MDL No. 1:23-md-03083-ADB-PGL). The Bank has engaged defense counsel and intends to vigorously defend against these lawsuits and any similar or related lawsuits or claims. The Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

At least quarterly, liabilities and contingencies are assessed in connection with all outstanding or new legal matters, utilizing the most recent information available. If it is determined that a loss from a matter is probable and that the amount of the loss can be reasonably estimated, an accrual for the loss is established. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $1 million accrued related to legal matters as of December 31, 2025, which is recorded as a component of other liabilities on the Consolidated Balance Sheets.

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

Concentrations of Credit Risk—The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 76% and 75% of the Bank's loan and lease portfolio as of December 31, 2025 and December 31, 2024, respectively. CRE concentrations are managed to ensure geographic and business diversity, primarily in our footprint. The multifamily portfolio, including construction, represented approximately 24% and 19% of the total loan portfolio as of December 31, 2025 and December 31, 2024, respectively. The office portfolio represented approximately 8% of the total loan portfolio as of both December 31, 2025 and December 31, 2024. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

Related-Party Transactions— In the ordinary course of business, the Bank has made loans to related parties, including its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements, are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons, and do not involve higher than normal risk of collectability. As of December 31, 2025, the Bank had $1 million in related-party loans outstanding. As of December 31, 2024, the Bank had no material related-party transactions requiring disclosure.

Note 17 – Derivatives

The Company is exposed to certain risks arising from both its business and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities as well as the use of derivative financial instruments. Specifically, the Company enters into interest rate-based derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio. These derivative financial instruments are not designated as accounting hedges and are recorded at fair value, with changes recognized in earnings.

Interest Rate Swaps

The Company’s primary derivative activity consists of interest rate swaps executed with commercial borrowers to facilitate their risk management strategies. These swaps are economically hedged through offsetting swaps with third parties, minimizing net exposure. As of December 31, 2025, the Company had interest rate swap assets and liabilities with notional amounts of $4.5 billion each related to this program, compared to notional amounts of $4.3 billion and $4.4 billion, respectively, as of December 31, 2024. Collateral posted under these arrangements for initial margins with its clearing houses and is required to post collateral against its obligations under these interest rate swaps totaled $93 million and $87 million at December 31, 2025 and 2024, respectively. Centrally cleared swaps are cleared through the Chicago Mercantile Exchange and London Clearing House, with variation margin treated as settlement of mark-to-market exposure. Variation margin netting adjustments were $98 million and $174 million at December 31, 2025 and 2024, respectively. The Company also enters into bilateral Term SOFR swaps that are not clearable; these require daily cash collateral exchanges but no initial margin.

Forward Delivery Contracts

To hedge interest rate risk on mortgage loans held for sale and interest rate lock commitments, the Company enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities at specified prices and dates. Credit risk is limited to the replacement cost of contracts in a gain position, and no counterparty defaults occurred in the years ended December 31, 2025 and 2024. Market risk is managed by monitoring positions and offsetting differences between customer commitments and broker-dealer contracts. If commitments exceed available loans, the Company settles by paying or receiving a fee equal to the change in market value. As of December 31, 2025 and December 31, 2024, mortgage loan origination commitments totaled $39 million and $46 million, and forward sales commitments totaled $74 million and $77 million, respectively.

Other Derivative Contracts

The Company uses interest rate futures and forward-settling mortgage-backed securities to hedge interest rate risk on mortgage servicing rights. As of December 31, 2025, the Bank had $211 million notional of interest rate futures contracts and $34 million of mortgage-backed securities, compared to $187 million and $12 million, respectively, as of December 31, 2024. The Company also provides foreign currency hedging services to customers, offsetting these positions with third-party banks to limit risk exposure.

The Company's derivatives are included in other assets or other liabilities on the Consolidated Balance Sheets and measured at fair value. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in millions)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest rate futures	$—	$—	$—	$3
Interest rate forward sales commitments	—	1	—	—
Interest rate swaps	84	107	179	277
Foreign currency derivatives	—	1	—	1
Total derivative assets and liabilities	$84	$109	$179	$281

The gains and losses on the Company's interest rate futures and forward sales commitment derivatives are included in residential mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the years ended December 31, 2025, 2024, and 2023:

(in millions)
Derivatives not designated as hedging instrument	2025	2024	2023
Interest rate futures	$4	$(9)	$(5)
Interest rate forward sales commitments	(2)	1	—
Interest rate swaps	(2)	2	(4)
Foreign currency derivatives	1	—	—
Total derivative gains (losses)	$1	$(6)	$(9)

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

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
December 31, 2025
Derivative Assets
Interest rate swaps	$84	$—	$84	$26	$35	$23
Derivative Liabilities
Interest rate swaps	$179	$—	$179	$26	$—	$153

December 31, 2024
Derivative Assets
Interest rate swaps	$107	$—	$107	$6	$97	$4
Derivative Liabilities
Interest rate swaps	$277	$—	$277	$6	$—	$271

Note 18 – Stock Compensation

Stock-based awards are eligible for issuance under the Company’s Incentive Compensation Plan to executives, directors, and key employees. The 2024 Equity Incentive Plan was approved by shareholders and authorized the issuance of up to 7.5 million shares as equity compensation. The 2024 plan replaced the 2018 Equity Incentive Plan, which ceased to grant awards as of that date. The plan authorizes the issuance of RSAs, RSUs, and performance unit awards. As of December 31, 2025, there were 5.9 million shares available for future issuance.

Total compensation cost related to restricted shares of Company stock granted to employees is included in salaries and employee benefits on the Consolidated Statements of Income and the income tax benefit or deficiency related to the vesting of RSUs and RSAs is recorded as income tax expense or benefit in the period the shares are vested. The following table presents such share-based compensation expense and tax benefit for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Share-based compensation expense	$32	$18	$14
Tax benefit	$7	$4	$4

The Company's restricted stock plans provide for the payment of withholding taxes by tendering previously owned or recently vested shares. Restricted shares cancelled to pay withholding taxes totaled 378,000, 285,000, and 261,000 shares during the years ended December 31, 2025, 2024, and 2023, respectively.

In connection with the Pacific Premier acquisition, all outstanding equity awards under Pacific Premier’s equity plans were converted into corresponding Columbia equity awards, adjusted based on the exchange ratio in the acquisition of 0.9150 and generally subject to the same terms and conditions as the applicable equity awards before the acquisition. Performance-based restricted stock units were converted at target (100%) performance into service-based units, retaining the original vesting schedule. The fair value of these awards is recognized as compensation expense over the applicable service or performance period.

Restricted Stock Units

The Company grants RSUs periodically to employees and directors and assumed restricted stock units in connection with the Pacific Premier acquisition. RSUs provide for an interest in Company common stock to the recipient, with such units held in escrow until certain conditions are met. RSUs provide for vesting requirements that include time-based, performance-based, or market-based conditions. RSUs generally vest over three years, subject to time or time plus performance vesting conditions. Recipients of RSUs do not pay any cash consideration to the Company for the units and the holders of the restricted units do not have voting rights; however, the holder accrues dividends, which are paid out when the shares vest. In connection with the Pacific Premier acquisition, former holders of performance-based restricted stock units of Pacific Premier that were converted into restricted stock units of Columbia pursuant to the terms of the merger agreement are credited with dividend equivalents during the vesting period commensurate with dividends declared and paid on the Company’s common stock and are paid at the time of vesting. The fair value of time-based and performance-based units is equal to the fair market value of the Company’s common stock on the grant date. The fair value of market-based units is estimated on the grant date using the Monte Carlo simulation model, which incorporates assumptions as to stock price volatility, the expected life of awards, a risk-free interest rate and dividend yield.

The following table summarizes information about nonvested RSU activity for the year ended December 31, 2025:

(shares in thousands)	RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,301	$23.92
Assumed	45	$26.77
Granted	552	$27.27
Vested/released	(479)	$27.54
Forfeited/expired	(18)	$30.75
Balance, end of period	1,401	$24.00

The compensation cost related to RSUs in Company stock granted to employees and included in salaries and employee benefits on the Consolidated Statements of Income was $12 million, $14 million, and $14 million for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, for the year ended December 31, 2025, $6 million of RSU-related compensation cost was included in merger and restructuring expense.

The total fair value of RSUs vested and released was $13 million, $16 million, and $14 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was $14 million of total unrecognized compensation cost related to nonvested RSUs which is expected to be recognized over a weighted-average period of 1.02 years, assuming expected performance conditions are met for certain units.

Restricted Stock Awards

Restricted stock awards provide for the immediate issuance of shares of Company common stock to the recipient, with such shares held in escrow until certain conditions are met. RSAs provide for vesting requirements that are time-based, generally vesting over three years. Recipients of RSAs do not pay any cash consideration to the Company for the shares and the holders of the restricted shares have voting rights and the holder accrues dividends, which are paid out when the shares vest. The fair value of time-based share awards is equal to the fair market value of the Company’s common stock on the grant date.

In connection with the Pacific Premier acquisition, former holders of performance-based restricted stock units of Pacific Premier that were converted into restricted stock units of Columbia pursuant to the terms of the merger agreement are entitled to receive cash dividends. As these converted restricted stock awards contain rights to receive non-forfeitable dividends prior to the awards being vested, such awards are considered participating securities.

The following table summarizes information about unvested RSA activity for the year ended December 31, 2025:

(shares in thousands)	RSAs Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	985	$21.16
Assumed	1,236	$26.77
Granted	559	$26.24
Vested/released	(572)	$23.53
Forfeited/expired	(119)	$22.65
Balance, end of period	2,089	$25.10

The compensation cost related to RSAs in Company stock granted to employees and included in salaries and employee benefits on the Consolidated Statements of Income was $11 million and $4 million for the years ended December 31, 2025 and 2024, respectively. In addition, for the year ended December 31, 2025, $3 million of RSA-related compensation cost was included in merger and restructuring expense. As of December 31, 2023, there was no compensation cost related to RSAs.

The total fair value of RSAs vested and released was $13 million, $7 million, and $3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025 there was $33 million of total unrecognized compensation cost related to nonvested RSAs which is expected to be recognized over a weighted-average period of 1.14 years, assuming expected performance conditions are met.

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

As permitted by the regulatory capital rules, the Company and the Bank elected the CECL transition option that delayed the estimated impact on regulatory capital resulting from the adoption of CECL over a five-year transition period ending December 31, 2024. The full effect of CECL is reflected in regulatory capital as of January 1, 2025.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and Tier 1 common to risk-weighted assets (as defined in the applicable regulations), and of Tier 1 capital to average assets (as defined in the applicable regulations). Basel III also requires banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer is fully phased-in at 2.5%, such that the CET1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffers were 7%, 8.5%, and 10.5%. Management believes, as of December 31, 2025, that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III as of December 31, 2025 and 2024:

	Actual		For Capital Adequacy Purposes	To be Well Capitalized
(in millions)	Amount	Ratio	Ratio	Ratio
December 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$7,012	13.63%	8.00%	10.00%
Bank	$6,819	13.26%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$6,070	11.80%	6.00%	8.00%
Bank	$6,339	12.32%	6.00%	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$6,070	11.80%	4.50%	6.50%
Bank	$6,339	12.32%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$6,070	9.29%	4.00%	5.00%
Bank	$6,339	9.70%	4.00%	5.00%
December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$5,082	12.75%	8.00%	10.00%
Bank	$4,951	12.42%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$4,201	10.54%	6.00%	8.00%
Bank	$4,531	11.37%	6.00%	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$4,201	10.54%	4.50%	6.50%
Bank	$4,531	11.37%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$4,201	8.31%	4.00%	5.00%
Bank	$4,531	8.97%	4.00%	5.00%

Note 20 – Shareholders' Equity

Dividends

The following summarizes the dividend activity for the year ended December 31, 2025:

Declared	Regular Cash Dividends Per Common Share	Record Date	Paid Date
February 14, 2025	$0.36	February 28, 2025	March 17, 2025
May 16, 2025	$0.36	May 30, 2025	June 16, 2025
August 15, 2025	$0.36	August 29, 2025	September 15, 2025
November 14, 2025	$0.37	November 28, 2025	December 15, 2025

Subsequent to year-end, on February 13, 2026, the Company declared a regular quarterly cash dividend of $0.37 per common share payable on March 16, 2026 to shareholders of record at the close of business on February 27, 2026.

The payment of cash dividends is subject to federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid by the Bank to the Company are subject to both federal and state regulatory requirements.

Note 21 – Earnings Per Common Share

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, net income is allocated between common stock and participating securities based on dividend rights and participation in undistributed earnings. In connection with the Pacific Premier acquisition, the Company issued certain RSAs under share-based compensation plans that qualify as participating securities.

Basic EPS is calculated by dividing net income allocable to common shareholders by the weighted‑average common shares outstanding, excluding participating securities. Diluted EPS reflects the weighted‑average common shares adjusted for potential dilutive shares, excluding participating securities and any anti‑dilutive instruments.

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
(in millions, except per share amounts, shares in thousands)	2025	2024	2023
Net income	$550	$534	$349
Less: dividends and undistributed earnings allocated to participating securities	1	—	—
Net income allocated to common shares	$549	$534	$349

Weighted average number of common shares outstanding - basic	238,022	208,463	195,304
Dilutive effect of share-based compensation	1,099	874	567
Weighted average number of common shares outstanding - diluted	239,121	209,337	195,871
Earnings per common share:
Basic	$2.31	$2.56	$1.79
Diluted	$2.30	$2.55	$1.78

The following table represents the weighted average outstanding restricted stock awards and restricted stock units that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
(shares in thousands)	2025	2024	2023
Restricted stock awards and units	129	227	727

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets:

		December 31, 2025		December 31, 2024
(in millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,380	$2,380	$1,878	$1,878
Equity and other investment securities (1)	1,2	82	82	78	78
Investment securities available for sale	1,2	11,112	11,112	8,275	8,275
Investment securities held to maturity	3	18	19	2	3
Loans held for sale	2	262	262	72	72
Loans and leases, net (2)	2,3	47,310	47,126	37,256	35,690
Residential mortgage servicing rights	3	99	99	108	108
Derivatives	2	84	84	109	109
Financial liabilities:
Deposits	2	54,211	54,197	41,721	41,707
Securities sold under agreements to repurchase	2	207	207	237	237
Borrowings	2	3,200	3,201	3,100	3,102
Junior subordinated debentures, at fair value	3	338	338	331	331
Junior and other subordinated debentures, at amortized cost	3	97	100	108	104
Derivatives	2	179	179	281	281

(1) Excludes equity investments of $31 million that are measured at fair value using the net asset value per share (or its equivalent) practical expedient as of December 31, 2025.

(2) Loans and leases, net are classified as level 3, with the exception of loans originated as held for sale and transferred into loans held for investment of $78 million and $169 million as of December 31, 2025 and December 31, 2024, respectively, which are classified as level 2.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in millions)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63	$63	$—	$—
Equity securities held in rabbi trusts	19	19	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,300	209	1,091	—
Obligations of states and political subdivisions	1,629	—	1,629	—
Mortgage-backed securities and collateralized mortgage obligations	8,183	—	8,183	—
Loans held for sale, at fair value	262	—	262	—
Loans and leases, at fair value	78	—	78	—
Residential mortgage servicing rights, at fair value	99	—	—	99
Derivatives
Interest rate swaps	84	—	84	—
Total assets measured at fair value	$11,717	$291	$11,327	$99
Financial liabilities:
Junior subordinated debentures, at fair value	$338	$—	$—	$338
Derivatives
Interest rate swaps	179	—	179	—
Total liabilities measured at fair value	$517	$—	$179	$338

(in millions)	December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62	$44	$18	$—
Equity securities held in rabbi trusts	16	16	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,423	321	1,102	—
Obligations of states and political subdivisions	1,026	—	1,026	—
Mortgage-backed securities and collateralized mortgage obligations	5,826	—	5,826	—
Loans held for sale, at fair value	72	—	72	—
Loans and leases, at fair value	169	—	169	—
Residential mortgage servicing rights, at fair value	108	—	—	108
Derivatives
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	107	—	107	—
Foreign currency derivatives	1	—	1	—
Total assets measured at fair value	$8,811	$381	$8,322	$108
Financial liabilities:
Junior subordinated debentures, at fair value	$331	$—	$—	$331
Derivatives
Interest rate futures	3	—	3	—
Interest rate swaps	277	—	277	—
Foreign currency derivatives	1	—	1	—
Total liabilities measured at fair value	$612	$—	$281	$331

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

Derivative Instruments— Derivatives include interest rate swaps, forward sales commitments, foreign currency derivatives, interest rate futures, and interest rate lock commitments. The fair values of these instruments generally fluctuate with changes in market interest rates. Interest rate swaps, forward sales commitments, and foreign currency derivatives are valued using dealer quotes and secondary market sources and are classified as Level 2 fair value measurements. Interest rate futures are exchange-traded derivatives, valued at fair value using quoted settlement prices from the exchange, and are classified as Level 1. Interest rate lock commitments use a pull-through rate that is considered an unobservable input, so these are classified as Level 3 fair value measurements.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2025
Assets:
Residential mortgage servicing rights	$99	Discounted cash flow	Constant prepayment rate	5.76% - 30.21%	8.26%
			Discount rate	9.50% - 16.30%	10.20%
Liabilities:
Junior subordinated debentures	$338	Discounted cash flow	Credit spread	1.82% - 3.97%	2.86%

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2024
Assets:
Residential mortgage servicing rights	$108	Discounted cash flow	Constant prepayment rate	5.77% - 60.85%	6.92%
			Discount rate	9.50% - 16.16%	10.23%
Liabilities:
Junior subordinated debentures	$331	Discounted cash flow	Credit spread	1.46% - 4.15%	3.06%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the periods indicated:

	2025		2024
(in millions)	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value
Beginning balance	$108	$(331)	$109	$(316)
Change included in earnings	(16)	(26)	(7)	(30)
Change in fair values included in comprehensive income/loss	—	(7)	—	(15)
Purchases and issuances	7	—	6	—
Sales and settlements	—	26	—	30
Ending balance	$99	$(338)	$108	$(331)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(4)	$(26)	$5	$(30)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$(7)	$—	$(15)
Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses of $7 million for the year ended December 31, 2025 were recorded net of tax as other comprehensive losses of $5 million. Comparatively, unrealized losses of $15 million were recorded net of tax as other comprehensive losses of $11 million for the year ended December 31, 2024. The change recorded for the year ended December 31, 2025 was primarily due to a reduction in credit spreads and higher implied forward rates, partially offset by changes in swap rates.

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

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$48	$—	$—	$48

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$28	$—	$—	$28

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Loans and leases	$105	$109	$104

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	December 31, 2025			December 31, 2024
(in millions)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$142	$156	$(14)	$72	$71	$1
Loans held for investment	$78	$82	$(4)	$169	$201	$(32)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the year ended December 31, 2025, the Company recorded a net decrease in fair value of $15 million. For the years ended December 31, 2024 and 2023, changes in fair value were not significant.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Consolidated Statements of Income. For the year ended December 31, 2025, the Company recorded a net increase in fair value of $11 million, as compared to a net decrease in fair value of $10 million for the year ended December 31, 2024.

The Company selected the fair value measurement option for certain junior subordinated debentures originally issued by UHC prior to its merger with Columbia (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired by UHC from Sterling Financial Corporation prior to UHC's merger with Columbia, with changes in fair value recognized as a component of other comprehensive income. The remaining junior subordinated debentures were acquired through business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 23 – Parent Company Financial Statements

Summary financial information for Columbia Banking System, Inc. on a standalone basis is as follows:

Condensed Balance Sheets
December 31, 2025 and 2024

(in millions)	December 31, 2025	December 31, 2024
ASSETS
Non-interest-bearing deposits with subsidiary bank	$122	$69
Investments in:
Bank subsidiary	8,142	5,478
Non-bank subsidiaries	17	17
Other assets	13	11
Total assets	$8,294	$5,575
LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$4	$—
Other liabilities	15	18
Junior subordinated debentures, at fair value	338	331
Junior and other subordinated debentures, at amortized cost	97	108
Total liabilities	454	457
Shareholders' equity	7,840	5,118
Total liabilities and shareholders' equity	$8,294	$5,575
Condensed Statements of Income
Years Ended December 31, 2025, 2024, and 2023

(in millions)	2025	2024	2023
INCOME
Dividends from bank subsidiary	$495	$360	$353
Dividends from non-bank subsidiaries	3	3	10
Other income	2	1	1
Total income	500	364	364
EXPENSE
Management fees paid to subsidiaries	1	1	2
Other expenses	43	43	44
Total expenses	44	44	46
Income before income tax benefit and equity in undistributed earnings of subsidiaries	456	320	318
Income tax benefit	(8)	(9)	(10)
Net income before equity in undistributed earnings of subsidiaries	464	329	328
Equity in undistributed earnings of subsidiaries	86	205	21
Net income	$550	$534	$349

Condensed Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023

(in millions)	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$550	$534	$349
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(86)	(205)	(21)
Net decrease in other assets	(1)	(3)	—
Net (decrease) increase in other liabilities	(5)	3	(6)
Net cash provided by operating activities	458	329	322
INVESTING ACTIVITIES:
Net decrease in advances to subsidiaries	—	—	(144)
Net cash received in acquisition	42	—	—
Net cash provided by (used in) investing activities	42	—	(144)
FINANCING ACTIVITIES:
Net increase in advances from subsidiaries	4	—	—
Dividends paid on common stock	(335)	(300)	(270)
Repurchases and retirement of common stock	(109)	(6)	(6)
Repayment of subordinated debentures	(10)	—	—
Net proceeds from issuance of common stock under the ESPP	3	—	1
Net cash used in financing activities	(447)	(306)	(275)
Net increase (decrease) in cash and cash equivalents	53	23	(97)
Cash and cash equivalents, beginning of year	69	46	143
Cash and cash equivalents, end of year	$122	$69	$46

Note 24 – Revenue from Contracts with Customers

The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income. For additional information, see Note 1 – Summary of Significant Accounting Policies.

The following table presents the Company's sources of non-interest income for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Non-interest income:
Service charges on deposits
Account maintenance fees	$57	$46	$38
Transaction-based and overdraft service charges	27	26	28
Total service charges on deposits	84	72	66
Card-based fees	58	57	55
Financial services and trust revenue	35	20	13
Total revenue from contracts with customers	177	149	134
Non-interest income within the scope of other GAAP topics	121	62	70
Total non-interest income	$298	$211	$204

Note 25 – Income Taxes and Investment Tax Credits

The following table presents the components of income tax provision for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Current expense:
Federal	$91	$115	$72
State	33	39	37
Total current tax expense	$124	$154	$109
Deferred tax expense:
Federal	$45	$21	$7
State	9	10	6
Total deferred tax expense	54	31	13
Total provision for income taxes	$178	$185	$122

All pretax income from continuing operations for the periods presented was generated in domestic jurisdictions; the Company did not earn any foreign pretax income. As such, the Company had no foreign income tax expense from continuing operations.

Certain income tax disclosures included herein are reflective of the adoption of ASU 2023‑09 and are intended to align with the enhanced transparency requirements of the standard upon adoption. The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$153	21.0%	$151	21.0%	$99	21.0%
State and local income taxes, net of federal income tax effect (1)	30	4.1%	39	5.4%	25	5.4%
Tax credits	(31)	(4.2)%	(20)	(2.7)%	(16)	(3.5)%
Nontaxable or nondeductible items
Tax-exempt interest income	(12)	(1.6)%	(9)	(1.2)%	(10)	(2.2)%
Non-deductible FDIC premiums	7	1.0%	7	1.0%	8	1.7%
Other	6	0.8%	1	0.1%	4	0.8%
Other adjustments:
Proportional amortization	30	4.2%	20	2.8%	16	3.6%
Other	(5)	(0.9)%	(4)	(0.7)%	(4)	(0.8)%
Effective income tax rate	$178	24.4%	$185	25.7%	$122	26.0%
(1) State taxes in Oregon and California contributed to the majority of the tax effect in this category.

The following table presents the cash paid for income taxes, net of refunds received, by jurisdiction for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Federal	$79	$70	$90
State
California	22	15	18
Oregon	18	10	18
Other	4	6	13
Total	$123	$101	$139

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset, which is included in other assets on the Consolidated Balance Sheets, as of December 31, 2025 and 2024:

(in millions)	2025	2024
Deferred tax assets:
Net unrealized losses on investment securities	$282	$317
Acquired loans	189	116
Allowance for credit losses	125	111
Operating lease liabilities	44	33
Accrued severance and deferred compensation	43	36
Other	56	48
Total gross deferred tax assets	739	661
Deferred tax liabilities:
Other intangible assets	189	125
Operating lease right-of-use asset	41	29
Deferred loan fees and costs	36	34
Direct financing leases	30	36
Premises and equipment	29	19
Residential mortgage servicing rights	28	29
Other	33	30
Total gross deferred tax liabilities	386	302
Net deferred tax assets	$353	$359

As of December 31, 2025 and 2024, the Company's gross deferred tax assets included $5 million and $2 million, respectively, of NOL carryforwards expiring in tax years 2027-2034. The Company acquired a $94 million net deferred tax asset before purchase accounting adjustments in the acquisition of Pacific Premier, including $3 million of federal and state NOL. The acquisition triggered an “ownership change” as defined in Section 382 of the Internal Revenue Code and the Company is evaluating the effects. However, the Company believes it is more likely than not that it will be able to fully realize the benefit of its federal and state NOL and tax carryforwards. The Company has determined that no valuation allowance for the deferred tax assets is required as management believes it is more likely than not that future taxable income will be sufficient to realize the remaining gross deferred tax assets of $739 million and $661 million at December 31, 2025 and 2024, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states. The Company is no longer subject to U.S. income tax examinations for years prior to 2022 and is no longer subject to state income tax examinations for years prior to 2021.

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

The Company had no gross unrecognized tax benefits as of December 31, 2025 and 2024. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. There were no amounts related to interest and penalties recognized for the years ended December 31, 2025 and 2024.

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

The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction to income tax expense on the Consolidated Statements of Income.

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

With its acquisition of Pacific Premier, the Company acquired $75 million of affordable housing partnership assets and $29 million of unfunded capital commitments related to these investments.

The following table presents the Company's tax credit investments, which consisted entirely of affordable housing tax credit investments and related unfunded capital commitments as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Other Assets:
Affordable housing tax credit investments	$344	$221
Other Liabilities:
Unfunded affordable housing tax credit commitments	$140	$95

As of December 31, 2025, the Company’s unfunded affordable housing tax credit commitments were estimated to be due as follows:

(in millions)
Year	Amount
2026	$78
2027	32
2028	16
2029	2
2030	1
Thereafter	11
Total unfunded affordable housing tax credit commitments	$140

The following table presents other information relating to the Company's affordable housing tax credit investments for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Proportional amortization	$30	$20	$17
Tax credit investment credits and tax benefits	$39	$25	$21

There was no impairment recognized for the years ended December 31, 2025, 2024, and 2023.

Note 26 – Segment Reporting

The Company has one operating and reportable segment based on the products and services offered, primarily banking operations as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Company primarily derives revenue from banking operations by providing consumer and residential real estate loans, commercial lending products, deposit products, and treasury and wealth management services. The Company's primary market areas are in Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, Utah, and Washington and it manages the business activities on a consolidated basis. The accounting policies of the Bank are the same as those described in Note 1 – Summary of Significant Accounting Policies.

The Company's CODM is the Chief Executive Officer. The CODM evaluates performance and makes decisions regarding the allocation of operating and capital based on consolidated net income, as reported on the Consolidated Statements of Income. The CODM also reviews total consolidated assets, as reported on the Consolidated Balance Sheets, as a measure of segment assets.

The CODM uses consolidated net income to evaluate income generated from segment assets in making decisions about the allocation of operating and capital resources. Consolidated net income is also used by the CODM to monitor budget versus actual results and in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The CODM is regularly provided with significant segment expense information at a level consistent with that disclosed in the Company's Consolidated Statements of Income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, the Company carries out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the design and operating effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2025, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although management changes and improves our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2025 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the consolidated financial statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment and those criteria, management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2025 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8 of this Annual Report on Form 10-K. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.
February 26, 2026

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements and Policies

A significant portion of the compensation of our executive officers is delivered in the form of equity awards, including time-vested restricted stock unit awards, and time-vested stock awards that vest ratably over three-year periods, and performance-based restricted stock unit awards that typically vest over a three-year performance period. This compensation design is intended to align executive compensation with the performance experienced by our shareholders. Following the delivery of shares of our common stock under those equity awards, once any applicable service-, time- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares. Certain of our officers have elected to have shares withheld at the time of vesting to cover withholding taxes.

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

On November 25, 2025, Torran Nixon, Senior Executive Vice President of the Company, adopted a trading arrangement for the sale of shares of stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Nixon's Rule 10b5-1 Trading Plan provides for termination on November 2, 2026 (subject to earlier termination for certain customary termination events) and for the sale of up to 7,461 shares of common stock.

During the year ended December 31, 2025, other than disclosed above, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

The remaining information called for by this Item will be set forth in the Company’s 2026 Annual Proxy Statement (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our 2025 fiscal year and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Columbia and its subsidiaries and predecessors by merger that were in effect as of December 31, 2025.

	Equity Compensation Plan Information
	(A)	(B)	(C)
(shares in thousands) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2024 Incentive Plan (1)	499	$—	5,869
2018 Incentive Plan (2)	285	$—	—
Other (3)	128	$—	—
ESPP (4)	—	$—	720
Total	912	$—	6,589

(1)The 2024 Incentive Plan, which was approved by Columbia shareholders on May 8, 2024, authorizes the issuance of equity awards to directors and employees and reserves 7.5 million shares of the Company's common stock for issuance under the plan. As of December 31, 2025, 499,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. As of December 31, 2025, 932,000 shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time-based conditions are not met.

(2)The 2018 Incentive Plan, which was approved by Columbia shareholders on May 23, 2018 and amended on May 22, 2019, authorized the issuance of equity awards to directors and employees and reserves 3.1 million shares of the Company's common stock for issuance under the plan. As of December 31, 2025, 285,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. As of December 31, 2025, 471,000 shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time-based conditions are not met. No additional awards may be granted under the 2018 Plan, and any shares that are forfeited, cancelled, or otherwise returned to the plan will not be available for future issuance.

(3)Includes outstanding restricted share awards issued under stock plans assumed through mergers. As of December 31, 2025, 128,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group and 1.2 million full value shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time-based conditions are not met.

(4)Includes 720,000 shares made available for purchase under the shareholder-approved ESPP on May 8, 2024.

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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 23, 2025, by and among the Company, Pacific Premier, and Balboa Merger Sub, Inc.	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 25, 2025

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws of Columbia Banking System, Inc.	Filed herewith

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

4.3	Description of Capital Stock (securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1**	2018 Equity Incentive Plan (as amended through May 22, 2019)	Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.2**	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.3**	Form of Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.4**	Form of Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.5**	Change in Control Agreement between the Bank and Lisa Dow dated as of November 25, 2020	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.6**	Supplemental Compensation Agreement between the Bank and Clint E. Stein	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

10.7**	Form of Indemnification Agreement between the Company and its directors	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.8**	Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 28, 2016

Exhibit #	Description	Location

10.9**	Amendment to Amended and Restated Columbia Banking System, Inc. 2005 401 Plus Plan (Deferred Compensation plan), dated November 14, 2022	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.10**	Columbia Banking System, Inc. 2016 401 Plus Plan (Deferred Compensation Plan), dated October 26, 2016 for directors and key employees	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 28, 2016

10.11**	Amendment to Columbia Banking System, Inc. 2016 401 Plus Plan (deferred Compensation Plan), dated November 14, 2022	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.12**	Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective February 27, 2015	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.13**	First Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Kumi Baruffi, effective November 15, 2017	Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14**	First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clint E. Stein, effective February 24, 2015	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

10.15**	First Amendment to the First Amended and Restated Columbia State Bank Supplemental Executive Retirement Plan Agreement, by and between the Bank and Clinton E. Stein, effective November 15, 2017	Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.16**	Employment Offer (Lisa Dow), dated January 3, 2018	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018

10.17**	Amended and Restated Employment Agreement, dated as of October 11, 2021, by and between Columbia Banking System, Inc. and Clint E. Stein	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.18**	First Amendment to the Employment Agreement and the A&R Employment Agreement, dated as of December 31, 2022, by and between Columbia Banking System, Inc. and Clint E. Stein	Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

10.19**	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

10.20**	First Amendment to Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.21**	Second Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Kumi Baruffi, effective May 31, 2019	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.22**	Third Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, by and between the Bank and Clinton E. Stein, effective May 31, 2019	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

Exhibit #	Description	Location

10.23**	Columbia State Bank Endorsement Method Split Dollar Agreement, effective January 15, 2013, by and between Columbia State Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.24**	First Amendment to the Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 23, 2020, by and between Columbia State Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.25**	Columbia State Bank Endorsement Method Split Dollar Agreement, dated November 25, 2020 by and between Columbia State Bank and Aaron Deer	Incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.26**	Executive Supplemental Compensation Agreement dated as of March 25, 2015 between Columbia State Bank and Christopher M. Merrywell	Incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.27**	Executive Supplemental Compensation Agreement dated as of February 1, 2018 between Columbia State Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.28**	Form of Columbia State Bank Executive Supplemental Compensation Agreement	Filed herewith

10.29**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Ronald Farnsworth	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.30**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Lisa White	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.31**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Aaron Deer	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.32**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Eric Eid	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.33**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Christopher Merrywell	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.34**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Drew Anderson	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.35**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Sheri Burns	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.36**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Frank Namdar	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

Exhibit #	Description	Location

10.37**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Tory Nixon	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.38**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Andrew Ognall	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.39**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Kumi Baruffi	Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.40**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and Lisa Dow	Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.41**	Letter Agreement, dated as of March 1, 2023, by and between Columbia Banking System, Inc. and David Moore Devine	Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.42**	Second Amendment to the Columbia State Bank Supplemental Executive Retirement Plan Agreement, dated as of February 28, 2023, by and between Columbia State Bank and Kumi Baruffi	Incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.43**	Columbia Banking System, Inc. 2023 Deferred Compensation Plan	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 1, 2023

10.44**	First Amendment to Columbia Banking System, Inc. 2023 Deferred Compensation Plan, dated as of April 18, 2023	Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.45**	Umpqua Bank Nonqualified Deferred Compensation Plan, Revised and Restated January 1, 2024	Incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

10.46**	Form of Umpqua Bank Endorsement Method Split Dollar Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

10.47**	Columbia Banking System, Inc. 2024 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.48**	Columbia Banking System, Inc. Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.49**	Columbia Banking System, Inc. Form of Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.50**	Columbia Banking System, Inc. Form of Performance Stock Unit Agreement (ROTCE)	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 9, 2024

Exhibit #	Description	Location

10.51**	Columbia Banking System, Inc. Form of Performance Stock Unit Agreement (TSR)	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.52**	Second Amendment to Amended and Restated Employee Stock Purchase Plan of Columbia Banking System, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed May 9, 2024

10.53**	Columbia Banking System, Inc. Executive Change in Control and Severance Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

10.54**	Columbia Banking System, Inc. Form of Participation Agreement	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

10.55**	Columbia Banking System, Inc. Form of Participation Agreement	Incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.56**	Form of First Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement	Incorporated by reference to Exhibit 10.82 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.57**	First Amendment to the First Amended and Restated Umpqua Bank Endorsement Method Split Dollar Agreement, dated October 18, 2024, by and between Umpqua Bank and Aaron Deer	Incorporated by reference to Exhibit 10.83 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.58**	First Amendment to the First Amended and Restated Umpqua Bank Endorsement Method Split Dollar Agreement, dated October 28, 2024, by and between Umpqua Bank and Christopher Merrywell	Incorporated by reference to Exhibit 10.84 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.59**	First Amendment to the First Amended and Restated Umpqua Bank Joint Beneficiary Agreement, dated November 12, 2024, by and between Umpqua Bank and David Moore Devine	Incorporated by reference to Exhibit 10.85 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.60**	First Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated December 31, 2024, by and between Umpqua Bank and Kumi Baruffi	Incorporated by reference to Exhibit 10.86 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.61**	Third Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated December 31, 2024, by and between Umpqua Bank and Kumi Baruffi	Incorporated by reference to Exhibit 10.87 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.62**	Third Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated November 12, 2024, by and between Umpqua Bank and Lisa Dow	Incorporated by reference to Exhibit 10.88 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.63**	First Amendment to the Umpqua Bank Endorsement Method Split Dollar Agreement, dated November 12, 2024, by and between Umpqua Bank and Lisa Dow	Incorporated by reference to Exhibit 10.89 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

Exhibit #	Description	Location

10.64**	First Amendment to the First Amended and Restated Umpqua Bank Endorsement Method Split Dollar Agreement, dated October 30, 2024, by and between Umpqua Bank and Clinton Stein	Incorporated by reference to Exhibit 10.91 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.65**	Umpqua Bank Endorsement Method Split Dollar Agreement, dated November 27, 2024, by and between Umpqua Bank and Ronald L. Farnsworth	Incorporated by reference to Exhibit 10.92 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.66**	Offer Letter, dated as of July 10, 2025, by and between Columbia Bank and Ivan Seda	Filed herewith

10.67**	Consulting Agreement, dated as of September 2, 2025, by and among Columbia, Columbia Bank and Steven R. Gardner	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2025

10.68**	Leadership Transition Letter Agreement, dated as of October 31, 2025, by and among Columbia, Columbia Bank and Ronald L. Farnsworth	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 4, 2025

10.69**	Leadership Transition Letter Agreement, dated as of November 19, 2025, by and among Columbia, Columbia Bank and Lisa White	Filed herewith

19.1	Columbia Banking System, Inc. Insider Trading Policy and Procedures	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit #	Description	Location

97.1	Columbia Banking System, Inc. Policy for the Recovery of Erroneously Awarded Incentive-based Compensation, dated October 22, 2024	Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

101
The following financial information from Columbia Banking System, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in XBRL: (i) Audited Consolidated Balance Sheets, (ii) Audited Consolidated Statements of Income, (iii) Audited Consolidated Statements of Comprehensive Income, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, (v) Audited Consolidated
Filed herewith

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL)	Filed herewith

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Columbia Banking System, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

COLUMBIA BANKING SYSTEM, INC. (Registrant)

/s/ Clint E. Stein		February 26, 2026
Clint E. Stein, Chair, President, and Chief Executive Officer

Signature	Title	Date

/s/ Clint E. Stein	Chair, President, and Chief Executive Officer	February 26, 2026
Clint E. Stein	(Principal Executive Officer)

/s/ Ivan A. Seda	Executive Vice President, Chief Financial Officer	February 26, 2026
Ivan A. Seda	(Principal Financial Officer)

/s/ Brock M. Lakely	Executive Vice President, Chief Accounting Officer	February 26, 2026
Brock M. Lakely	(Principal Accounting Officer)

/s/ Maria M. Pope	Lead Independent Director	February 26, 2026
Maria M. Pope

/s/ Mark A. Finkelstein	Director	February 26, 2026
Mark A. Finkelstein

/s/ Eric S. Forrest	Director	February 26, 2026
Eric S. Forrest

/s/ Steven R. Gardner	Director	February 26, 2026
Steven R. Gardner

/s/ Randal L. Lund	Director	February 26, 2026
Randal L. Lund

/s/ Luis F. Machuca	Director	February 26, 2026
Luis F. Machuca

/s/ M. Christian Mitchell	Director	February 26, 2026
M. Christian Mitchell

/s/ S. Mae Fujita Numata	Director	February 26, 2026
S. Mae Fujita Numata

/s/ John F. Schultz	Director	February 26, 2026
John F. Schultz

/s/ Elizabeth W. Seaton	Director	February 26, 2026
Elizabeth W. Seaton

/s/ Jaynie Miller Studenmund	Director	February 26, 2026
Jaynie Miller Studenmund

/s/ Hilliard C. Terry III	Director	February 26, 2026
Hilliard C. Terry III

/s/ Anddria Varnado	Director	February 26, 2026
Anddria Varnado