Form 10-Q
period 2026-03-31
COLUMBIA BANKING SYSTEM, INC.
filed 2026-05-05
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 289,490,366 shares outstanding as of April 30, 2026.

COLUMBIA BANKING SYSTEM, INC.
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for Credit Losses
ACLLL	Allowance for Credit Losses on Loans and Leases
ASU	Accounting Standards Update
Bank	Columbia Bank
Basel III	Basel Capital Framework (third accord)
BOLI	Bank-Owned Life Insurance
CECL	Current Expected Credit Losses
CODM	Chief Operating Decision Maker
Columbia	Columbia Banking System, Inc.
Company	Columbia Banking System, Inc. and its Subsidiaries
CRE	Commercial Real Estate
DCF	Discounted Cash Flow
EVE	Economic Value of Equity
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home Equity Line of Credit
HOA	Homeowners Association
LGD	Loss Given Default
LIHTC	Low Income Housing Tax Credit
MSR	Mortgage Servicing Rights
NOL	Net Operating Loss
NM	Not Meaningful
Pacific Premier	Pacific Premier Bancorp, Inc.
PCD	Purchased with Credit Deterioration
PD	Probability of Default
RUC	Reserve for Unfunded Commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
UHC	Umpqua Holdings Corporation

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, shares in thousands)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks (restricted cash of $0 and $4)	$577	$511
Interest-bearing cash and temporary investments (restricted cash of $15 and $12)	1,522	1,869
Total cash and cash equivalents	2,099	2,380
Investment securities
Equity and other, at fair value	124	113
Available for sale, at fair value	10,915	11,112
Held to maturity, at amortized cost	18	18
Loans held for sale	81	262
Loans and leases (at fair value: $79 and $78)	47,697	47,776
Allowance for credit losses on loans and leases	(459)	(466)
Net loans and leases	47,238	47,310
Restricted equity securities	168	159
Premises and equipment, net	426	422
Goodwill	1,482	1,482
Other intangible assets, net	671	712
Bank-owned life insurance	1,222	1,218
Other assets	1,583	1,644
Total assets	$66,027	$66,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$17,635	$17,419
Interest-bearing	35,854	36,792
Total deposits	53,489	54,211
Securities sold under agreements to repurchase	162	207
Borrowings	3,400	3,200
Junior subordinated debentures, at fair value	333	338
Junior and other subordinated debentures, at amortized cost	97	97
Other liabilities	882	939
Total liabilities	58,363	58,992
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value, shares authorized: 2,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized in 2026 and 2025: 520,000; issued and outstanding: 289,530 in 2026 and 295,422 in 2025	7,896	8,099
Retained earnings (accumulated deficit)	59	(26)
Accumulated other comprehensive loss	(291)	(233)
Total shareholders' equity	7,664	7,840
Total liabilities and shareholders' equity	$66,027	$66,832

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(in millions, except per share amounts, shares in thousands)	March 31, 2026	March 31, 2025
INTEREST INCOME
Interest and fees on loans and leases	$684	$553
Interest and dividends on investment securities:
Taxable	103	69
Exempt from federal income tax	12	7
Dividends	3	3
Interest on temporary investments and interest-bearing deposits	14	16
Total interest income	816	648
INTEREST EXPENSE
Interest on deposits	184	177
Interest on securities sold under agreement to repurchase and federal funds purchased	1	1
Interest on borrowings	30	36
Interest on junior and other subordinated debentures	7	9
Total interest expense	222	223
Net interest income	594	425
PROVISION FOR CREDIT LOSSES	28	27
Net interest income after provision for credit losses	566	398
NON-INTEREST INCOME
Service charges on deposits	20	19
Card-based fees	15	13
Financial services and trust revenue	15	5
Residential mortgage banking revenue, net	12	9
Gain on investment securities, net	—	2
Gain on loan and lease sales, net	1	—
(Loss) gain on certain loans held for investment, at fair value	(2)	7
Bank-owned life insurance income	9	5
Other income	13	6
Total non-interest income	83	66
NON-INTEREST EXPENSE
Salaries and employee benefits	196	145
Occupancy and equipment, net	66	48
Communications	4	3
Marketing	5	3
Services	15	15
Deposit costs	14	2
FDIC assessments	9	8
Intangible amortization	41	28
Merger and restructuring expense	24	14
Legal settlement	—	55
Other expenses	20	19
Total non-interest expense	394	340
Income before provision for income taxes	255	124
Provision for income taxes	63	37
Net income	$192	$87
Earnings per common share:
Basic	$0.66	$0.41
Diluted	$0.66	$0.41
Weighted average number of common shares outstanding:
Basic	290,933	208,800
Diluted	292,160	210,023
See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Net income	$192	$87
Available for sale securities:
Unrealized (losses) gains arising during the period	(83)	130
Income tax benefit (expense) related to unrealized (losses) gains	22	(34)
Net change in unrealized (losses) gains for available for sale securities	(61)	96

Junior subordinated debentures, at fair value:
Unrealized gains arising during the period	4	10
Income tax expense related to unrealized gains	(1)	(2)
Net change in unrealized gains for junior subordinated debentures, at fair value	3	8

Other comprehensive (loss) income, net of tax	(58)	104
Comprehensive income	$134	$191

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in millions, shares in thousands)	Shares	Amount			Total
Balance at January 1, 2025	209,536	$5,817	$(237)	$(462)	$5,118
Net income			87		87
Other comprehensive income, net of tax				104	104
Stock-based compensation		11			11
Stock repurchased and retired	(250)	(6)			(6)
Issuances of common stock under stock plans	748	—			—
Issuances of common stock under ESPP	78	$1			1
Cash dividends on common stock ($0.36 per share)			(77)		(77)
Balance at March 31, 2025	210,112	$5,823	$(227)	$(358)	$5,238
Net income			152		152
Other comprehensive income, net of tax				25	25
Stock-based compensation		5			5
Stock repurchased and retired	(75)	(2)			(2)
Issuances of common stock under stock plans	176	—			—
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at June 30, 2025	210,213	$5,826	$(151)	$(333)	$5,342
Net income			96		96
Other comprehensive income, net of tax				65	65
Stock-based compensation		7			7
Stock repurchased and retired	(10)	(1)			(1)
Issuances of common stock under stock plans	1,232	—			—
Issuances of common stock under ESPP	80	2			2
Stock issued in connection with acquisitions	87,631	$2,355			2,355
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at September 30, 2025	299,146	$8,189	$(131)	$(268)	$7,790
Net income			215		215
Other comprehensive income, net of tax				35	35
Stock-based compensation		10			10
Stock repurchased and retired	(3,723)	(100)			(100)
Issuances of common stock under stock plans	(1)	—			—
Cash dividends on common stock ($0.37 per share)			(110)		(110)
Balance at December 31, 2025	295,422	$8,099	$(26)	$(233)	$7,840
Net income			192		192
Other comprehensive loss, net of tax				(58)	(58)
Stock-based compensation		10			10
Stock repurchased and retired	(6,966)	(215)			(215)
Issuances of common stock under stock plans	1,004	—			—
Issuances of common stock under ESPP	70	2			2
Cash dividends on common stock ($0.37 per share)			(107)		(107)
Balance at March 31, 2026	289,530	$7,896	$59	$(291)	$7,664

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28	27
Change in cash surrender value of bank-owned life insurance	(11)	(5)
Depreciation, amortization and accretion, net	21	21
Gain on sale of premises and equipment	(1)	(3)
Additions to residential mortgage servicing rights carried at fair value	(3)	(1)
Change in fair value of residential mortgage servicing rights carried at fair value	(3)	4
Stock-based compensation	10	11
Net change in fair value of equity and other investments	(11)	(12)
Gain on investment securities, net	—	(2)
Gain on sale of loans and leases, net	(5)	(3)
Change in fair value of loans held for sale	(15)	(1)
Origination of loans held for sale	(171)	(136)
Proceeds from sales of loans held for sale	429	144
Change in other assets and liabilities:
Net decrease in other assets	105	65
Net decrease in other liabilities	(71)	(74)
Net cash provided by operating activities	494	122
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(208)	—
Proceeds from investment securities available for sale	352	190
Purchases of restricted equity securities	(81)	(27)
Redemption of restricted equity securities	72	52
Net change in loans and leases	(142)	34
Proceeds from sales of loans and leases	128	4
Purchases of premises and equipment, net of proceeds from sales	(17)	—
Proceeds from bank-owned life insurance death benefits	7	—
Purchase of bank-owned life insurance	—	(3)
Other	1	—
Net cash provided by investing activities	112	250
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(722)	497
Net decrease in securities sold under agreements to repurchase	(45)	(44)
Proceeds from borrowings	3,400	2,050
Repayment of borrowings	(3,200)	(2,600)
Net proceeds from issuance of common stock under ESPP	2	1
Dividends paid on common stock	(107)	(75)
Repurchase and retirement of common stock	(215)	(7)
Net cash used in financing activities	(887)	(178)
Net (decrease) increase in cash and cash equivalents	(281)	194
Cash and cash equivalents, beginning of period	2,380	1,878
Cash and cash equivalents, end of period	$2,099	$2,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$227	$221
Income taxes	$2	$1
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(61)	$96
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$3	$8
Transfer of loans held for sale to loans held for investment	$19	$3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Columbia Banking System, Inc. conform to accounting principles generally accepted in the United States of America and with prevailing practices within the banking and securities industries. All references in this report to "Columbia," "we," "our," or "us" or similar references mean the Company and its subsidiaries, including the wholly-owned banking subsidiary Columbia Bank (the "Bank"). FinPac is a commercial equipment leasing company and a wholly-owned subsidiary of the Bank. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of the Company's accounting and financial reporting policies is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation - In preparing these consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2026, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include those that are normal and recurring in nature and considered necessary for a fair presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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
ASU No. 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
The amendments provide a practical expedient related to the estimation of expected credit losses for certain current accounts receivable and contract assets arising from transactions accounted for under ASC 606.
		Annual and interim periods beginning after December 15, 2025.	The Company adopted the guidance on January 1, 2026, and it did not have a material impact on the Company's consolidated financial statements.
ASU No. 2024-04—Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	The amendment clarifies the accounting for induced conversions of convertible debt instruments and associated disclosure requirements.	Annual and interim periods beginning after December 15, 2025.	The Company adopted the guidance on January 1, 2026, and it did not have a material impact on the Company's consolidated financial statements.

Significant Accounting Standards Issued but Not Yet Adopted

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU Update 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	The amendments clarify interim reporting disclosure requirements, consolidates guidance into Topic 270, and establishes a principle for disclosing material events occurring since the prior annual reporting period.	Fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
ASU Update 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The amendments improve hedge accounting under ASC 815 by expanding and simplifying hedge accounting by increasing eligibility for certain hedging strategies and instruments and improving alignment with entities’ risk management activities.	Fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
ASU No. 2025-08 Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The amendments update the accounting for purchased loans under ASC 326 by eliminating the distinction between purchased credit-deteriorated (PCD) and non-PCD loans and require recognition of an allowance for credit losses at acquisition under a single accounting model.	Fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
ASU No. 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The amendments modernize the accounting for internal-use software by revising capitalization criteria, eliminating project stage guidance, and consolidating website development guidance into Topic 350‑40.	Fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	These amendments require enhanced disclosures disaggregating significant income statement expense categories.	Fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Fair value measurements were based on significant estimates and assumptions in effect as of the acquisition date and may be subject to adjustment during the measurement period. As of March 31, 2026, the initial accounting for deferred taxes remains preliminary, as the tax returns have not yet been finalized. Accordingly, the deferred tax amounts recognized in the consolidated financial statements are provisional and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date, with any such adjustment recorded to goodwill. Additional information regarding valuation methodologies, as well as the fair values and unpaid principal loan balances acquired, is included in Note 2 – Business Combinations of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The Company's consolidated results for the three months ended March 31, 2026 include the operating results of Pacific Premier's operations subsequent to the August 31, 2025 acquisition date. Separate operating results for Pacific Premier are not presented, as they are not practicable to determine following the integration of operations.

During the three months ended March 31, 2026, the Company incurred $20 million of acquisition-related expenses associated with the acquisition of Pacific Premier. These costs were expensed as incurred and primarily included in non-interest expense.

The following unaudited pro forma financial information presents the Company’s results as if the acquisition of Pacific Premier had occurred on January 1, 2024. This information is provided for illustrative purposes only and is not necessarily indicative of actual results. Pro forma adjustments primarily reflect estimated interest income and expense adjustments and amortization of core deposit intangibles and do not reflect anticipated operating cost savings, synergies, or other integration benefits.

Unaudited Pro Forma for the
Three Months Ended
(in millions)	March 31, 2025
Net interest income	$596
Non-interest income	$88
Net income (1)	$159
(1) Pro forma net income for the three months ended March 31, 2025 excludes $14 million of acquisition-related costs assumed to have been incurred in the first quarter of 2024.

Note 3 – Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities as of the dates presented:

	March 31, 2026
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,227	$3	$(40)	$1,190
Obligations of states and political subdivisions	1,577	26	(20)	1,583
Mortgage-backed securities and collateralized mortgage obligations	8,458	34	(350)	8,142
Total available for sale securities	$11,262	$63	$(410)	$10,915
Held to maturity:
Corporate and other securities	$18	$—	$—	$18
Total held to maturity securities	$18	$—	$—	$18

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,332	$6	$(38)	$1,300
Obligations of states and political subdivisions	1,597	47	(15)	1,629
Mortgage-backed securities and collateralized mortgage obligations	8,447	63	(327)	8,183
Total available for sale securities	$11,376	$116	$(380)	$11,112
Held to maturity:
Corporate and other securities	$18	$1	$—	$19
Total held to maturity securities	$18	$1	$—	$19

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Accrued interest on investment securities totaled $43 million and $46 million as of March 31, 2026 and December 31, 2025, respectively, and is included in other assets on the Consolidated Balance Sheets. There were no gross realized gains or losses from sales of AFS debt securities for both the three months ended March 31, 2026 and 2025.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, categorized by the length of time individual securities have been in an unrealized loss position:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$100	$(1)	$775	$(39)	$875	$(40)
Obligations of states and political subdivisions	434	(4)	151	(16)	585	(20)
Mortgage-backed securities and collateralized mortgage obligations	2,889	(31)	1,962	(319)	4,851	(350)
Total temporarily impaired securities	$3,423	$(36)	$2,888	$(374)	$6,311	$(410)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$50	$—	$778	$(38)	$828	$(38)
Obligations of states and political subdivisions	29	—	219	(15)	248	(15)
Mortgage-backed securities and collateralized mortgage obligations	1,287	(9)	2,374	(318)	3,661	(327)
Total temporarily impaired securities	$1,366	$(9)	$3,371	$(371)	$4,737	$(380)

The number of individual debt securities in an unrealized loss position in the tables above increased to 811 as of March 31, 2026, as compared to 592 at December 31, 2025. The unrealized losses in the Company's debt securities portfolio are primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, rather than deterioration in the credit quality of the issuers. Management actively monitors the published credit ratings of the issuers of the debt securities for any material changes in rating or outlooks. As the decline in fair value of the debt securities is attributable to interest rate movements and market spread volatility and not credit related factors, no ACL has been recorded on these debt securities as of March 31, 2026.

The following table presents the contractual maturities of the Company's debt securities as of March 31, 2026. Actual maturities may differ from contractual maturities due to the potential for early calls, prepayments, or principal repayments, with or without call or prepayment penalties.

	Available For Sale		Held To Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$419	$418	$—	$—
Due after one year through five years	2,683	2,658	—	—
Due after five years through ten years	1,626	1,595	1	1
Due after ten years	6,534	6,244	17	17
Total debt securities	$11,262	$10,915	$18	$18

As of March 31, 2026 and December 31, 2025, debt securities with carrying amounts of $6.6 billion and $6.8 billion, respectively, and fair values of $6.2 billion and $6.5 billion, respectively, were pledged to secure borrowing capacity, public deposits, repurchase agreements, and other obligations, as required or permitted by law.

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in millions)	March 31, 2026	December 31, 2025
Commercial real estate
Non-owner occupied term	$8,113	$8,206
Owner occupied term	7,258	7,314
Multifamily	10,173	10,281
Construction & development	1,670	1,707
Residential development	373	362
Commercial
Term	6,887	6,713
Lines of credit & other	3,804	3,643
Leases & equipment finance	1,619	1,599
Residential
Mortgage	5,483	5,624
Home equity loans & lines	2,147	2,149
Consumer & other	170	178
Total loans and leases, net of deferred fees and costs	$47,697	$47,776

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans and leases disclosed throughout this note. Interest accrued on loans and leases totaled $188 million and $186 million as of March 31, 2026 and December 31, 2025, respectively, and is included in other assets on the Consolidated Balance Sheets. As of March 31, 2026, loans totaling $30.3 billion were pledged to secure borrowings and available lines of credit, compared to $30.6 billion as of December 31, 2025.

As of March 31, 2026 and December 31, 2025, the net deferred fees and costs were $57 million and $54 million, respectively. Originated loans and leases are reported at the principal amount outstanding, net of deferred fees and costs, any partial charge-offs recorded, and interest applied to principal. Total loans and leases also include discounts on acquired loans of $666 million and $707 million as of March 31, 2026 and December 31, 2025, respectively.

Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans for more-than-insignificant deterioration at the date of purchase. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $467 million and $473 million as of March 31, 2026 and December 31, 2025, respectively. The carrying balance of PCD loans was $411 million and $416 million as of March 31, 2026 and December 31, 2025, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three years to five years. Interest income recognized on these leases was $6 million for both the three months ended March 31, 2026 and March 31, 2025.

Note 5 – Allowance for Credit Losses

The ACL represents management's estimate of expected lifetime credit losses for financial assets measured at amortized costs, including loans and leases and unfunded commitments. For a description of the Company's ACL methodology and significant assumptions, refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

At March 31, 2026, the ACL was $478 million, a decrease of $7 million from the December 31, 2025 balance of $485 million. The change in the ACL primarily reflects credit migration trends and changes in the economic assumptions incorporated into the Company's credit loss models. The Company estimates expected credit losses using internally developed models that project PD and LGD for loans and leases, incorporating forecasted economic conditions and relevant macroeconomic variables. Management evaluates multiple economic scenarios at each measurement date and selects the scenario determined to be most probable based on current economic conditions. Forecast assumptions are updated periodically and incorporated into the ACL calculation. Changes in projected macroeconomic variables over the forecast period may materially impact the ACL, with uncertainty increasing over longer projection horizons.

The Bank opted to use Moody's Analytics' February 2026 consensus economic forecast for estimating the ACL as of March 31, 2026. The forecast used to calculate the ACL as of March 31, 2026 is projecting higher GDP growth, higher unemployment rates, and average federal funds rates trending lower. This is compared to the December 31, 2025 ACL calculation, which used Moody’s Analytics’ November 2025 consensus economic forecast to forecast the variables used in the models.

In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	2.8%	2.0%	2.0%	2.0%
U.S. unemployment rate average	4.5%	4.3%	4.2%	4.1%
Forecasted average federal funds rate	3.4%	3.2%	3.3%	3.2%

The Bank uses an additional scenario with the same economic variables, but with varying severity, to assess ACL sensitivity and inform qualitative adjustments. For this analysis, the Bank selected Moody's Analytics' February 2026 S2 scenario (the "S2 Scenario"), which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The S2 Scenario includes the following variables:

	2026	2027	2028	2029
U.S. real GDP average annualized growth	1.6%	0.5%	2.4%	2.5%
U.S. unemployment rate average	5.9%	6.6%	4.6%	4.5%
Forecasted average federal funds rate	3.1%	2.2%	2.2%	3.1%

Management reviewed the results derived from the economic scenarios and subsequent changes in macroeconomic variables for sensitivity analysis, considering these factors when evaluating qualitative adjustments. Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. As of March 31, 2026, the Company evaluated qualitative factors and applied a net upward adjustment to the quantitative results for the ACL, which is directionally consistent with the adjustments made as of December 31, 2025. These overlays primarily focus on the change in economic environment that occurred between the selection of the Moody’s Analytics February 2026 consensus forecast and March 31, 2026. This approach utilizes the Moody’s Analytics S2 scenario forecast to account for the impact of additional negative factors that occurred between the selected forecast and the as of date of the financial statements. This is intended to provide an allowance estimate incorporating the most current economic environment data available to management. This approach helps ensure that the allowance remains appropriately resilient and responsive to emerging risks, thereby supporting the resilience of the Bank's credit portfolio. By incorporating these targeted overlays, we aim to enhance the accuracy and robustness of our risk management strategy, providing a more comprehensive and adaptive approach to potential economic shifts.

Management believes that the ACL was adequate as of March 31, 2026. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2026
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$198	$226	$34	$8	$466
Provision (recapture) for credit losses on loans and leases	14	17	(1)	(2)	28
Charge-offs	—	(39)	—	(1)	(40)
Recoveries	—	4	—	1	5
Net charge-offs	—	(35)	—	—	(35)
Balance, end of period	$212	$208	$33	$6	$459
Reserve for unfunded commitments
Balance, beginning of period	$10	$7	$1	$1	$19
Provision (recapture) for credit losses on unfunded commitments	1	(1)	—	—	—
Balance, end of period	11	6	1	1	19
Total allowance for credit losses	$223	$214	$34	$7	$478

	Three Months Ended March 31, 2025
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154	$219	$45	$7	$425
Provision (recapture) for credit losses on loans and leases	14	24	(12)	—	26
Charge-offs	—	(33)	(1)	(1)	(35)
Recoveries	—	4	—	1	5
Net charge-offs	—	(29)	(1)	—	(30)
Balance, end of period	$168	$214	$32	$7	$421
Reserve for unfunded commitments
Balance, beginning of period	$6	$7	$2	$1	$16
Provision (recapture) for credit losses on unfunded commitments	2	—	(1)	—	1
Balance, end of period	8	7	1	1	17
Total allowance for credit losses	$176	$221	$33	$8	$438

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of March 31, 2026 and December 31, 2025, loans and leases on non-accrual status with no related ACL were $1 million and $2 million, respectively, excluding collateral-dependent loans and leases that have been written down to net realizable value without an associated ACL of $110 million and $67 million, respectively. The remaining balance of non-accrual loans are substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2026 and 2025.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	March 31, 2026
(in millions)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$9	$3	$—	$12	$40	$8,061	$8,113
Owner occupied term	5	12	3	20	51	7,187	7,258
Multifamily	5	6	—	11	—	10,162	10,173
Construction & development	38	—	—	38	—	1,632	1,670
Residential development	—	—	—	—	—	373	373
Commercial
Term	5	6	1	12	30	6,845	6,887
Lines of credit & other	8	2	1	11	47	3,746	3,804
Leases & equipment finance	22	11	—	33	19	1,567	1,619
Residential
Mortgage (1)	14	9	63	86	—	5,397	5,483
Home equity loans & lines	7	3	10	20	—	2,127	2,147
Consumer & other	3	—	—	3	—	167	170
Total, net of deferred fees and costs	$116	$52	$78	$246	$187	$47,264	$47,697
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $4 million at March 31, 2026.
(2) Includes government guaranteed portion of $48 million and $40 million for 90 days or more and non-accrual loans, respectively.

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

Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	March 31, 2026
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$38	$—	$38
Owner occupied term	—	46	—	46
Commercial
Term	—	3	18	21
Lines of credit & other	—	1	45	46
Leases & equipment finance	—	—	19	19
Residential
Mortgage	76	—	—	76
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$78	$88	$82	$248

	December 31, 2025
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$26	$—	$26
Owner occupied term	—	17	—	17
Multifamily	—	6	—	6
Commercial
Term	—	1	16	17
Lines of credit & other	—	1	19	20
Leases & equipment finance	—	—	19	19
Residential
Mortgage	70	—	—	70
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$72	$51	$54	$177

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans and leases to borrowers in financial distress that were modified as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2026
(in millions)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Term Extension and Other-Than- Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$14	$—	$—	$—	$14	0.17%
Owner occupied term	—	—	28	—	28	0.39%
Construction & development	—	3	—	—	3	0.18%
Commercial
Term	5	1	—	—	6	0.09%
Lines of credit & other	—	18	30	—	48	1.26%
Leases & equipment finance	—	1	—	—	1	0.06%
Residential
Mortgage	—	—	5	3	8	0.15%
Total modified loans and leases experiencing financial difficulty	$19	$23	$63	$3	$108	0.23%

	Three Months Ended March 31, 2025
(in millions)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Term Extension and Other-Than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Owner occupied term	$—	$1	$1	$—	$2	0.03%
Commercial
Term	—	—	12	—	12	0.22%
Lines of credit & other	11	17	3	—	31	1.12%
Leases & equipment finance	—	1	—	—	1	0.06%
Residential
Mortgage	—	—	7	1	8	0.14%
Total modified loans and leases experiencing financial difficulty	$11	$19	$23	$1	$54	0.14%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2026
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	6.41%	—	—
Owner occupied term	—	—	$28
Construction & development	—	7 months	—
Commercial
Term	4.45%	6 months	—
Lines of credit & other	—	7 months	$30
Leases & equipment finance	—	11 months	—
Residential
Mortgage	—	12.6 years	—

	Three Months Ended March 31, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Owner occupied term	—	6 months	$1
Commercial
Term	0.50%	—	—
Lines of credit & other	0.26%	1.0 year	$3
Leases & equipment finance	—	1.1 years	—
Residential
Mortgage	0.50%	7.1 years	$1

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

	Three Months Ended March 31, 2026
(in millions)	Term Extension	Other-Than-Insignificant Payment Delay	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$2	$—	$—	$2
Commercial
Lines of credit & other	3	—	—	3
Residential
Mortgage	—	6	1	7
Total loans and leases experiencing financial difficulty with a subsequent default	$5	$6	$1	$12

	Three Months Ended March 31, 2025
(in millions)	Term Extension	Other-Than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$—	$1	$1
Commercial
Lines of credit & other	2	1	3
Total loans and leases experiencing financial difficulty with a subsequent default	$2	$2	$4

The following tables present an age analysis of loans and leases as of March 31, 2026 and 2025 that have been modified within the prior twelve months:

	March 31, 2026
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$21	$—	$—	$—	$14	$35
Owner occupied term	6	—	—	—	29	35
Construction & development	3	38	—	—	—	41
Commercial
Term	35	1	—	—	1	37
Lines of credit & other	25	3	—	—	33	61
Leases & equipment finance	1	1	—	—	—	2
Residential
Mortgage	19	1	2	7	—	29
Total loans and leases modified	$110	$44	$2	$7	$77	$240

	March 31, 2025
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Owner occupied term	$2	$—	$—	$—	$3	$5
Construction & development	2	—	—	—	—	2
Commercial
Term	16	—	1	—	5	22
Lines of credit & other	36	2	3	—	5	46
Leases & equipment finance	2	1	—	—	—	3
Residential
Mortgage	22	1	1	4	—	28
Total loans and leases modified	$80	$4	$5	$4	$13	$106

Credit Quality Indicators

Management regularly reviews loans and leases in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading. The Bank separates its loans and lease portfolios into homogeneous and non-homogeneous categories. Homogeneous loans are rated based on past due status and may enter a higher risk rating scale if modified, requiring six months of timely payments to return to the lower risk rating scale. Non-homogeneous loans use a dual risk rating approach: the PD scale measures the likelihood of default, and the LGD scale measures potential loss if a default occurs. The product of PD and LGD gives the expected loss, providing a common language of credit risk across different loans. For more information about the Company's credit quality indicators, refer to Note 6 – Allowance for Credit Losses included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable, as well as gross charge-offs for the dates presented:

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$61	$813	$273	$513	$1,738	$4,486	$40	$—	$7,924
Special mention	—	8	6	—	9	60	—	—	83
Substandard	26	23	—	—	4	51	—	—	104
Doubtful	—	—	—	—	—	1	—	—	1
Loss	—	—	—	—	—	1	—	—	1
Total non-owner occupied term	$87	$844	$279	$513	$1,751	$4,599	$40	$—	$8,113
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term
Credit quality indicator:
Pass/Watch	$160	$915	$511	$544	$1,341	$3,463	$27	$1	$6,962
Special mention	—	12	27	6	44	42	—	—	131
Substandard	—	32	5	2	13	105	—	—	157
Doubtful	—	—	3	—	3	—	—	—	6
Loss	—	—	—	—	—	2	—	—	2
Total owner occupied term	$160	$959	$546	$552	$1,401	$3,612	$27	$1	$7,258
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Credit quality indicator:
Pass/Watch	$81	$437	$350	$378	$2,791	$5,957	$121	$—	$10,115
Special mention	—	—	—	16	3	27	—	—	46
Substandard	—	—	—	—	9	3	—	—	12
Total multifamily	$81	$437	$350	$394	$2,803	$5,987	$121	$—	$10,173
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$18	$423	$369	$396	$238	$112	$13	$—	$1,569
Special mention	—	9	—	—	8	—	11	—	28
Substandard	35	38	—	—	—	—	—	—	73
Total construction & development	$53	$470	$369	$396	$246	$112	$24	$—	$1,670
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$23	$100	$57	$2	$7	$—	$183	$1	$373
Total residential development	$23	$100	$57	$2	$7	$—	$183	$1	$373
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$404	$2,810	$1,601	$1,857	$6,208	$14,310	$395	$2	$27,587

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$536	$1,197	$932	$365	$758	$1,526	$1,368	$1	$6,683
Special mention	—	1	21	48	24	24	—	—	118
Substandard	10	24	18	4	8	7	3	1	75
Doubtful	—	—	—	—	4	3	—	—	7
Loss	—	—	—	—	—	4	—	—	4
Total term	$546	$1,222	$971	$417	$794	$1,564	$1,371	$2	$6,887
Current YTD period:
Gross charge-offs	$—	$2	$—	$—	$2	$—	$—	$—	$4
Lines of credit & other
Credit quality indicator:
Pass/Watch	$36	$97	$68	$39	$77	$46	$3,213	$12	$3,588
Special mention	—	1	1	—	—	—	63	14	79
Substandard	—	7	11	1	17	1	96	2	135
Loss	—	—	1	—	—	—	1	—	2
Total lines of credit & other	$36	$105	$81	$40	$94	$47	$3,373	$28	$3,804
Current YTD period:
Gross charge-offs	$—	$—	$4	$—	$—	$—	$12	$1	$17
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$196	$530	$359	$234	$133	$53	$—	$—	$1,505
Special mention	—	6	17	9	4	1	—	—	37
Substandard	1	5	5	29	6	1	—	—	47
Doubtful	—	6	9	7	5	1	—	—	28
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$197	$548	$391	$279	$148	$56	$—	$—	$1,619
Current YTD period:
Gross charge-offs	$—	$3	$6	$5	$3	$1	$—	$—	$18

Total commercial	$779	$1,875	$1,443	$736	$1,036	$1,667	$4,744	$30	$12,310

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$65	$221	$213	$169	$1,590	$3,141	$—	$—	$5,399
Special mention	—	4	1	1	7	11	—	—	24
Substandard	—	—	—	1	4	8	—	—	13
Loss	—	10	6	4	6	21	—	—	47
Total mortgage	$65	$235	$220	$175	$1,607	$3,181	$—	$—	$5,483
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$—	$—	$2	$7	$11	$72	$2,026	$9	$2,127
Special mention	—	—	—	—	1	2	7	1	11
Substandard	—	—	—	—	—	—	3	—	3
Loss	—	—	2	—	1	1	1	1	6
Total home equity loans & lines	$—	$—	$4	$7	$13	$75	$2,037	$11	$2,147
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total residential	$65	$235	$224	$182	$1,620	$3,256	$2,037	$11	$7,630

Consumer & other:
Credit quality indicator:
Pass/Watch	$14	$7	$6	$8	$5	$8	$119	$2	$169
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$14	$7	$6	$8	$5	$8	$120	$2	$170
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$—	$1

Grand total	$1,262	$4,927	$3,274	$2,783	$8,869	$19,241	$7,296	$45	$47,697

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$815	$280	$506	$1,694	$1,603	$3,033	$35	$13	$7,979
Special mention	2	6	—	10	20	71	—	—	109
Substandard	27	—	—	22	12	55	—	—	116
Loss	—	—	—	—	1	1	—	—	2
Total non-owner occupied term	$844	$286	$506	$1,726	$1,636	$3,160	$35	$13	$8,206
Prior Year End period:
Gross charge-offs	$—	$—	$1	$—	$—	$9	$—	$—	$10
Owner occupied term
Credit quality indicator:
Pass/Watch	$921	$510	$466	$1,326	$1,325	$2,363	$24	$51	$6,986
Special mention	20	32	6	55	22	41	—	—	176
Substandard	4	29	2	12	41	46	—	9	143
Doubtful	—	3	—	3	—	—	—	—	6
Loss	—	—	—	—	1	2	—	—	3
Total owner occupied term	$945	$574	$474	$1,396	$1,389	$2,452	$24	$60	$7,314
Prior Year End period:
Gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$—	$1
Multifamily
Credit quality indicator:
Pass/Watch	$455	$348	$367	$2,787	$3,195	$2,958	$118	$—	$10,228
Special mention	—	—	14	9	—	22	—	—	45
Substandard	—	—	—	3	2	3	—	—	8
Total multifamily	$455	$348	$381	$2,799	$3,197	$2,983	$118	$—	$10,281
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$345	$407	$391	$241	$98	$92	$28	$2	$1,604
Special mention	12	12	32	1	—	—	—	8	65
Substandard	38	—	—	—	—	—	—	—	38
Total construction & development	$395	$419	$423	$242	$98	$92	$28	$10	$1,707
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$99	$57	$2	$8	$—	$—	$194	$2	$362
Total residential development	$99	$57	$2	$8	$—	$—	$194	$2	$362
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$2,738	$1,684	$1,786	$6,171	$6,320	$8,687	$399	$85	$27,870

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$1,571	$701	$395	$800	$763	$851	$1,328	$21	$6,430
Special mention	13	22	49	53	23	2	11	—	173
Substandard	25	12	2	43	5	4	3	2	96
Doubtful	2	—	—	4	1	2	—	—	9
Loss	—	—	—	—	2	3	—	—	5
Total term	$1,611	$735	$446	$900	$794	$862	$1,342	$23	$6,713
Prior Year End period:
Gross charge-offs	$—	$1	$1	$1	$1	$2	$—	$—	$6
Lines of credit & other
Credit quality indicator:
Pass/Watch	$119	$70	$28	$42	$10	$18	$3,052	$106	$3,445
Special mention	1	—	—	—	—	—	74	5	80
Substandard	4	15	—	1	—	—	80	15	115
Doubtful	—	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other	$124	$85	$28	$43	$10	$18	$3,207	$128	$3,643
Prior Year End period:
Gross charge-offs	$—	$17	$—	$1	$—	$1	$8	$5	$32
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$585	$399	$268	$160	$35	$34	$—	$—	$1,481
Special mention	3	16	8	3	1	—	—	—	31
Substandard	6	7	32	7	1	—	—	—	53
Doubtful	5	9	9	7	2	—	—	—	32
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$599	$432	$318	$177	$39	$34	$—	$—	$1,599
Prior Year End period:
Gross charge-offs	$2	$16	$22	$22	$8	$3	$—	$—	$73

Total commercial	$2,334	$1,252	$792	$1,120	$843	$914	$4,549	$151	$11,955

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$242	$230	$174	$1,645	$1,828	$1,425	$—	$—	$5,544
Special mention	3	—	2	3	3	5	—	—	16
Substandard	2	2	1	5	8	8	—	—	26
Loss	6	6	3	4	7	12	—	—	38
Total mortgage	$253	$238	$180	$1,657	$1,846	$1,450	$—	$—	$5,624
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$1	$1	$2	$6	$2	$45	$2,032	$39	$2,128
Special mention	—	—	—	—	—	2	8	2	12
Substandard	—	—	—	—	—	—	1	1	2
Loss	—	—	—	1	—	1	1	4	7
Total home equity loans & lines	$1	$1	$2	$7	$2	$48	$2,042	$46	$2,149
Prior Year End period:
Gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$—	$1

Total residential	$254	$239	$182	$1,664	$1,848	$1,498	$2,042	$46	$7,773

Consumer & other:
Credit quality indicator:
Pass/Watch	$18	$6	$10	$6	$3	$6	$128	$—	$177
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$18	$6	$10	$6	$3	$6	$129	$—	$178
Prior Year End period:
Gross charge-offs	$2	$1	$—	$—	$—	$—	$2	$—	$5

Grand total	$5,344	$3,181	$2,770	$8,961	$9,014	$11,105	$7,119	$282	$47,776

Note 6 – Goodwill and Other Intangible Assets

The Company had $1.5 billion in goodwill as of March 31, 2026 and December 31, 2025, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. The goodwill balance includes $453 million recorded in connection with the acquisition of Pacific Premier in 2025.

The Company performed its annual impairment assessment as of October 31, 2025 and concluded that there was no impairment. As of March 31, 2026, it was determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Core deposit intangibles were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. Intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2026	$1,065	$(394)	$671
December 31, 2025	$1,065	$(353)	$712

Amortization expense recognized on intangible assets was $41 million and $28 million for the three months ended March 31, 2026 and 2025, respectively.

The table below presents the forecasted amortization expense for intangible assets as of March 31, 2026:

(in millions)
Year	Expected Amortization
Remainder of 2026	$114
2027	136
2028	116
2029	97
2030	77
Thereafter	131
Total intangible assets	$671

Note 7 – Borrowings

The Bank's FHLB advances were $3.4 billion as of March 31, 2026, as compared to $3.2 billion at December 31, 2025. These advances have fixed interest rates ranging from 3.84% to 3.87% and all mature in 2026. The FHLB requires the Bank to maintain a specified level of investment in FHLB stock and to pledge sufficient eligible collateral to support secured borrowings. Refer to Note 4 – Loans and Leases for additional information on loans pledged as collateral.

Note 8 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect certain commitments and contingent liabilities that arise in the normal course of the Bank's business and may expose the Bank to varying degrees of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in millions)	March 31, 2026	December 31, 2025
Commitments to extend credit	$11,928	$11,927
Forward sales commitments	$91	$74
Commitments to originate residential mortgage loans held for sale	$70	$39
Standby letters of credit	$429	$427

The Bank enters into financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These instruments primarily consist of commitments to extend credit and standby letters of credit. Such instruments involve credit and interest-rate risk similar to those associated with the Bank's on-balance sheet lending activities. The contractual or notional amounts of these instruments represent the maximum potential exposure to credit loss in each category.

The Bank's exposure to credit loss in the event of non-performance by the counterparty for commitments to extend credit, standby letters of credit, and other financial guarantees is limited to the contractual notional amount of these instruments. The Bank uses the same credit approval, risk management, and monitoring policies for these off-balance sheet instruments as it does for on-balance sheet financial instruments.

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk associated with issuing letters of credit is substantially similar to the credit risk associated with extending loan facilities to customers. The Bank may require collateral to support these commitments when deemed appropriate, which can include cash, marketable securities, or real estate. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2026 and 2025. As of March 31, 2026, approximately $415 million of standby letters of credit were scheduled to expire within one year, with an additional $14 million expiring thereafter.

Residential mortgage loans sold into the secondary market are generally sold with limited recourse to the Company. Under these arrangements, the Company may be obligated to repurchase the loan or otherwise reimburse the investor for losses incurred if a loan experiences an early payment default, fails to meet applicable underwriting or investor guidelines, or is determined to include borrower misrepresentations made prior to closing.

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

As previously disclosed, in 2023 the Bank was informed by one of its technology service providers (the "Vendor") that a widely reported security incident involving MOVEit, a file sharing software used globally by government agencies, enterprise corporations, and financial institutions, resulted in the unauthorized acquisition by a third party of the names and social security numbers or tax identification numbers of certain of the Bank's consumer and small business customers (the "Vendor Incident"). On behalf of the Bank, the Vendor notified affected customers (approximately 429,000), and the Bank and Vendor notified applicable federal and state regulators regarding the Vendor Incident. Subsequently, the Bank was named in a number of putative class action lawsuits related to the Vendor Incident. The lawsuits collectively allege claims for negligence, negligence per se, breach of contract, breach of implied contract, breach of third-party beneficiary contract, breach of fiduciary duty, invasion of privacy, breach of the covenant of good faith and fair dealing, unjust enrichment, and violation of certain state statutes. Given the large number of federal cases throughout the United States (including those involving the Bank), on October 4, 2023 the United States Judicial Panel on Multidistrict Litigation initiated a multidistrict litigation ("MDL") to consolidate such cases – In Re: MOVEit Customer Data Security Breach Litigation, MDL No. 3083 – in the United States District Court for the District of Massachusetts (MDL No. 1:23-md-03083-ADB-PGL). The Bank has engaged defense counsel and intends to vigorously defend against these lawsuits and any similar or related lawsuits or claims. The Bank has notified relevant insurance carriers and business counterparties and continues to reserve all of its relevant rights to indemnity, defense, contribution, and other relief in connection with these matters.

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

Concentrations of Credit Risk—The Bank extends real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers primarily located in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. Based on management's judgment, a concentration of credit risks exists in real estate-related loans, which represented approximately 75% and 76% of the Bank's loan and lease portfolio as of March 31, 2026 and December 31, 2025, respectively. CRE concentrations are actively managed to promote geographic and business diversification, primarily within the Bank's footprint. The multifamily portfolio, including construction loans, represented approximately 24% of the total loan portfolio as of both March 31, 2026 and December 31, 2025. The office portfolio represented approximately 7% and 8% of the total loan portfolio as of March 31, 2026 and December 31, 2025, respectively. Although management believes such concentrations do not expose the Bank to risks beyond normal collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening of credit or refinancing markets, or declines in real estate values within the Bank's primary market areas, could have an adverse impact on the repayment of these loans. Primary sources of repayment for a majority of these loans include personal and business cash flows, proceeds from the sale of real property, and proceeds from refinancing.

The Bank also recognizes the credit risks inherent with transactions involving other depository institutions. To mitigate these risks, the Bank has established standards for the selection of correspondent banks and internal limits on exposure to any single correspondent. In addition, the Bank maintains an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

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

Interest Rate Swaps

The Company’s primary derivative activity consists of interest rate swaps executed with commercial borrowers to facilitate their risk management strategies. These swaps are economically hedged through offsetting swaps with third parties, minimizing net exposure. As of March 31, 2026, the Company had interest rate swap assets with notional amounts of $4.4 billion and interest rate swap liabilities with notional amounts of $4.5 billion related to this program, compared with notional amounts of $4.5 billion for both assets and liabilities as of December 31, 2025. Collateral posted under these arrangements for initial margins with its clearing houses and is required to post collateral against its obligations under these interest rate swaps totaled $89 million and $93 million at March 31, 2026 and December 31, 2025, respectively. Centrally cleared swaps are cleared through the Chicago Mercantile Exchange and London Clearing House, with variation margin treated as settlement of mark-to-market exposure. Variation margin netting adjustments were $100 million and $98 million at March 31, 2026 and December 31, 2025, respectively. The Company also enters into bilateral Term SOFR swaps that are not clearable; these require daily cash collateral exchanges but no initial margin.

Forward Delivery Contracts

To hedge interest rate risk on mortgage loans held for sale and interest rate lock commitments, the Company enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities at specified prices and dates. Credit risk is limited to the replacement cost of contracts in a gain position, and no counterparty defaults occurred in the three months ended March 31, 2026 and 2025. Market risk is managed by monitoring positions and offsetting differences between customer commitments and broker-dealer contracts. If commitments exceed available loans, the Company settles by paying or receiving a fee equal to the change in market value. As of March 31, 2026 and December 31, 2025, mortgage loan origination commitments totaled $70 million and $39 million, respectively, and forward sales commitments totaled $91 million and $74 million, respectively.

Other Derivative Contracts

The Company uses interest rate futures and forward-settling mortgage-backed securities to hedge interest rate risk on mortgage servicing rights. As of March 31, 2026, the Bank had $214 million notional of interest rate futures contracts and $33 million of mortgage-backed securities, compared to $211 million and $34 million, respectively, as of December 31, 2025. The Company also provides foreign currency hedging services to customers, offsetting these positions with third-party banks to limit risk exposure.

The Company's derivatives are included in other assets or other liabilities on the Consolidated Balance Sheets and measured at fair value. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in millions)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate futures	$—	$—	$3	$—
Interest rate forward sales commitments	1	—	—	—
Interest rate swaps	80	84	178	179
Total derivative assets and liabilities	$81	$84	$181	$179

The gains and losses on the Company's interest rate futures and forward sales commitment derivatives are included in residential mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the periods indicated:

(in millions)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2026	March 31, 2025
Interest rate futures	$(2)	$3
Interest rate forward sales commitments	1	(1)
Interest rate swaps	—	(1)
Total derivative (losses) gains	$(1)	$1

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

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
March 31, 2026
Derivative Assets
Interest rate swaps	$80	$—	$80	$4	$50	$26
Derivative Liabilities
Interest rate swaps	$178	$—	$178	$4	$1	$173

December 31, 2025
Derivative Assets
Interest rate swaps	$84	$—	$84	$26	$35	$23
Derivative Liabilities
Interest rate swaps	$179	$—	$179	$26	$—	$153

Note 10 – Earnings Per Common Share and Shareholders' Equity

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, net income is allocated between common stock and participating securities based on their respective dividend rights and participation in undistributed earnings. In connection with the Pacific Premier acquisition, the Company issued certain RSAs under share-based compensation plans that qualify as participating securities. Participating securities had no impact on EPS for the periods ended March 31, 2026 and 2025.

Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding, excluding participating securities. Diluted EPS reflects the weighted‑average number of common shares outstanding adjusted for the effect of potentially dilutive securities, excluding participating securities and any instruments that are anti‑dilutive.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
(in millions, except per share amounts, shares in thousands)	March 31, 2026	March 31, 2025
Net income allocated to common shares	$192	$87

Weighted average number of common shares outstanding - basic	290,933	208,800
Dilutive effect of share-based compensation	1,227	1,223
Weighted average number of common shares outstanding - diluted	292,160	210,023
Earnings per common share:
Basic	$0.66	$0.41
Diluted	$0.66	$0.41

The following table presents the weighted average outstanding restricted stock awards and restricted stock units excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended
(shares in thousands)	March 31, 2026	March 31, 2025
Restricted stock awards and units	412	158

Share Repurchase Program

On October 29, 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $700 million of the Company's common stock through November 30, 2026. During the three months ended March 31, 2026, the Company repurchased 6.5 million shares for an aggregate purchase price of $200 million, at an average price of $30.74 per share. There were no share repurchases during the three months ended March 31, 2025.

Note 11 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets:

		March 31, 2026		December 31, 2025
(in millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,099	$2,099	$2,380	$2,380
Equity and other investment securities (1)	1,2	93	93	82	82
Investment securities available for sale	1,2	10,915	10,915	11,112	11,112
Investment securities held to maturity	3	18	18	18	19
Loans held for sale	2	81	81	262	262
Loans and leases, net (2)	2,3	47,238	46,353	47,310	47,126
Residential mortgage servicing rights	3	105	105	99	99
Derivatives	2	81	81	84	84
Financial liabilities:
Deposits	2	53,489	53,471	54,211	54,197
Securities sold under agreements to repurchase	2	162	162	207	207
Borrowings	2	3,400	3,400	3,200	3,201
Junior subordinated debentures, at fair value	3	333	333	338	338
Junior and other subordinated debentures, at amortized cost	3	97	100	97	100
Derivatives	1,2	181	181	179	179
(1) Excludes equity investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient of $31 million as of both March 31, 2026 and December 31, 2025, respectively.
(2) Loans and leases, net are classified as level 3, with the exception of loans originated as held for sale and transferred into loans held for investment of $79 million and $78 million as of March 31, 2026 and December 31, 2025, respectively, which are classified as level 2.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in millions)	March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$73	$73	$—	$—
Equity securities held in rabbi trusts	20	20	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,190	184	1,006	—
Obligations of states and political subdivisions	1,583	—	1,583	—
Mortgage-backed securities and collateralized mortgage obligations	8,142	—	8,142	—
Loans held for sale, at fair value	81	—	81	—
Loans and leases, at fair value	79	—	79	—
Residential mortgage servicing rights, at fair value	105	—	—	105
Derivatives
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	80	—	80	—
Total assets measured at fair value	$11,354	$277	$10,972	$105
Financial liabilities:
Junior subordinated debentures, at fair value	$333	$—	$—	$333
Derivatives
Interest rate futures	3	3	—	—
Interest rate swaps	178	—	178	—
Total liabilities measured at fair value	$514	$3	$178	$333

(in millions)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63	$63	$—	$—
Equity securities held in rabbi trusts	19	19	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,300	209	1,091	—
Obligations of states and political subdivisions	1,629	—	1,629	—
Mortgage-backed securities and collateralized mortgage obligations	8,183	—	8,183	—
Loans held for sale, at fair value	262	—	262	—
Loans and leases, at fair value	78	—	78	—
Residential mortgage servicing rights, at fair value	99	—	—	99
Derivatives
Interest rate swaps	84	—	84	—
Total assets measured at fair value	$11,717	$291	$11,327	$99
Financial liabilities:
Junior subordinated debentures, at fair value	$338	$—	$—	$338
Derivatives
Interest rate swaps	179	—	179	—
Total liabilities measured at fair value	$517	$—	$179	$338

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

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants. The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $6 million for both the three months ended March 31, 2026 and 2025.

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

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
March 31, 2026
Assets:
Residential mortgage servicing rights	$105	Discounted cash flow	Constant prepayment rate	5.68% - 29.31%	7.66%
			Discount rate	9.50% - 16.33%	10.18%
Liabilities:
Junior subordinated debentures	$333	Discounted cash flow	Credit spread	2.15% - 4.06%	3.08%

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2025
Assets:
Residential mortgage servicing rights	$99	Discounted cash flow	Constant prepayment rate	5.76% - 30.21%	8.26%
			Discount rate	9.50% - 16.30%	10.20%
Liabilities:
Junior subordinated debentures	$338	Discounted cash flow	Credit spread	1.82% - 3.97%	2.86%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the periods indicated:

	Three Months Ended
	March 31, 2026		March 31, 2025
	2026		2025
(in millions)	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value
Beginning balance	$99	$(338)	$108	$(331)
Change included in earnings	3	6	(4)	(7)
Change in fair values included in comprehensive income/loss	—	4	—	10
Purchases and issuances	3	—	2	—
Sales and settlements	—	(5)	—	7
Ending balance	$105	$(333)	$106	$(321)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$6	$6	$(1)	$(7)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$4	$—	$10

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized gains of $4 million for the three months ended March 31, 2026 were recorded net of tax as other comprehensive income of $3 million. Unrealized gains of $10 million were recorded net of tax as other comprehensive income of $8 million for the three months ended March 31, 2025. The change recorded for the three months ended March 31, 2026 was driven by higher market interest rates and wider credit spreads, partially offset by higher expected cash flows.

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

	March 31, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$78	$—	$—	$78

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$48	$—	$—	$48

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Loans and leases	$33	$29

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	March 31, 2026			December 31, 2025
(in millions)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$81	$80	$1	$142	$156	$(14)
Loans held for investment	$79	$85	$(6)	$78	$82	$(4)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2026, the Company recorded a net increase in fair value of $15 million, as compared to a net increase in fair value of $1 million for the three months ended March 31, 2025.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Consolidated Statements of Income. For the three months ended March 31, 2026, the Company recorded a net decrease in fair value of $2 million, as compared to a net increase in fair value of $7 million for the three months ended March 31, 2025.

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

Note 12 – Income Taxes and Investment Tax Credits

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in most states. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal and state NOL and tax carryforwards and has not provided a valuation allowance against its deferred tax assets.

As of March 31, 2026, the Company had a net deferred tax asset of $368 million, which is included in other assets on the Consolidated Balance Sheets and includes $5 million of federal and state NOL carry-forwards that will begin to expire in 2027.

The Company recorded income tax expense of $63 million and $37 million for the three months ended March 31, 2026 and 2025, respectively, representing effective tax rates of 24.7% and 30.1%, respectively. The effective tax rates differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was primarily attributable to a decrease in non-deductible compensation, including severance-related items incurred in the prior-year period.

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

The Company records the investments in affordable housing partnerships of $341 million and $344 million as of March 31, 2026 and December 31, 2025, respectively, as a component of other assets on the Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $127 million and $140 million as of March 31, 2026 and December 31, 2025, respectively, which are recorded as a component of other liabilities on the Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Consolidated Statements of Income.

Note 13 – Segment Reporting

The Company has one operating and reportable segment based on the products and services offered, primarily banking operations as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Company primarily derives revenue from banking operations by providing consumer and residential real estate loans, commercial lending products, deposit products, and treasury and wealth management services. The Company's primary market areas are in Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, Utah, and Washington and it manages the business activities on a consolidated basis. The accounting policies of the Bank are the same as those described in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

General

Columbia Banking System, Inc. (referred to in this Quarterly Report on Form 10-Q as "we," "our," "the Company" and "Columbia") is a registered financial holding company, which wholly owns the Bank. FinPac, a commercial equipment leasing company, is a subsidiary of Columbia Bank.

Columbia Bank is an award-winning preeminent regional bank with offices in Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, Utah, and Washington. Columbia Bank combines the resources, sophistication, and expertise of a national bank with a commitment to deliver superior, personalized service. The bank supports consumers and businesses through a full suite of services, including retail and commercial banking, Small Business Administration lending, institutional and corporate banking, and equipment leasing. Columbia Bank customers also have access to comprehensive investment and wealth management expertise as well as healthcare and private banking through Columbia Wealth Management.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

Executive Overview

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.66 for the three months ended March 31, 2026, as compared to $0.72 for the three months ended December 31, 2025. The decrease was primarily attributable to lower net interest income and non-interest income, as well as a higher provision for credit losses, partially offset by lower non-interest expense. The decrease in net interest income reflects the absence of the prior quarter's benefit from the time deposit premium amortization, as well as lower average interest-earning asset balances, partially offset by an improved mix of higher yielding loans and investment securities, as we continue to optimize our balance sheet. The decrease in non-interest expenses was largely driven by lower merger and restructuring expenses related to the acquisition of Pacific Premier.

•Net interest margin, on a tax-equivalent basis, was 3.96% for the three months ended March 31, 2026, as compared to 4.06% for the three months ended December 31, 2025. The decline primarily reflects the absence of the $12 million of time-deposit premium amortization associated with the Pacific Premier acquisition that benefited the prior quarter. Lower yields on loans and cash following reductions to the federal funds rate during the fourth quarter of 2025 were offset by lower deposit costs related to the rate reductions and continued improvement in the Company's funding mix, including a lower proportion of higher-cost brokered deposits. The average cost of interest-bearing deposits declined by 4 basis points to 2.04%, reflecting proactive deposit pricing actions and a favorable change in deposit mix. Overall, the cost of interest-bearing liabilities declined to 2.24%, a 3-basis-point decrease from the prior quarter.

•Non-interest income was $83 million for the three months ended March 31, 2026, as compared to $90 million for the three months ended December 31, 2025. Quarterly changes in fair value adjustments and MSR hedging activity, driven by interest-rate movements, resulted in a net fair-value gain of $2 million during the quarter, unchanged from the prior quarter. The remaining change in non-interest income primarily reflects lower swap, syndication, and international banking revenue following stronger levels of customer activity in the prior quarter.

•Non-interest expense was $394 million for the three months ended March 31, 2026, representing a decrease of $18 million as compared to the three months ended December 31, 2025. The decrease was primarily due to a $15 million reduction in merger and restructuring expenses, as well as the realization of acquisition-related cost savings with the Pacific Premier acquisition.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $0.66 for the three months ended March 31, 2026, as compared to $0.41 for the three months ended March 31, 2025. The increase primarily reflects higher net income driven by the acquisition of Pacific Premier and continued improvements in our balance sheet's mix of assets and liabilities, partially offset by an increase in weighted-average diluted common shares outstanding following the issuance of shares in connection with the Pacific Premier acquisition.

•Net interest margin, on a tax-equivalent basis, was 3.96% for the three months ended March 31, 2026, as compared to 3.60% for the three months ended March 31, 2025. The increase was primarily driven by lower funding costs and benefits of balance sheet optimization, including a shift toward lower-cost customer deposits and reduced reliance on high-cost wholesale funding sources. These improvements were partially offset by lower earning-asset yields, given reductions to the federal funds rate during 2025.

•Non-interest income was $83 million for the three months ended March 31, 2026, as compared to $66 million for the three months ended March 31, 2025. The increase was primarily driven by higher financial services and trust revenue reflecting the combined operations following the acquisition of Pacific Premier, as well as growth in customer-related fee income. Changes in fair value adjustments and hedges resulted in a net fair value gain of $2 million related mainly to loans held for investment at fair value and MSR fair value and hedge changes for the three months ended March 31, 2026, compared to a net gain of $10 million for the prior-year period.

•Non-interest expense was $394 million for the three months ended March 31, 2026, as compared to $340 million for the three months ended March 31, 2025. The increase was primarily driven by the combined operations following the Pacific Premier acquisition, including a $10 million increase in merger and restructuring expense to $24 million, as well as higher salaries and employee benefits and increased occupancy and software costs. The first quarter of 2025 included a $55 million legal settlement, which favorably impacted comparability.

Comparison of current period end to prior year end

•Total loans and leases were $47.7 billion as of March 31, 2026, a decrease of $79 million as compared to December 31, 2025. The decrease primarily reflects continued runoff in below-market-rate transactional loans, partially offset by growth in commercial loans, consistent with the Company's balance sheet optimization strategy.

•Total deposits were $53.5 billion as of March 31, 2026, a decrease of $722 million as compared to December 31, 2025. The decrease was largely attributable to an intentional reduction of brokered deposits to reduce reliance on higher-cost funding sources, partially offset by a modest increase in customer deposit balances.

•Total consolidated assets were $66.0 billion as of March 31, 2026, as compared to $66.8 billion as of December 31, 2025. The decrease primarily reflects balance sheet optimization activity, including a reduction in excess cash balances as we fine-tuned our liquidity management strategy.

Credit Quality

•Non-performing assets were $264 million, or 0.40% of total assets, as of March 31, 2026, as compared to $200 million, or 0.30% of total assets, as of December 31, 2025. Non-performing loans and leases were $261 million, or 0.55% of total loans and leases, as of March 31, 2026, compared to $198 million, or 0.41% of total loans and leases, as of December 31, 2025. As of March 31, 2026, non-performing loans included $88 million in government guaranteed balances. The increases in non-performing assets and loans primarily reflects adverse performance in a single agricultural industry relationship and is not indicative of broader portfolio deterioration.

•The ACL was $478 million as of March 31, 2026, a decrease of $7 million from December 31, 2025. The change reflects updated economic forecasts incorporated into the Company's credit loss models, as well as portfolio activity during the period.

•Provision for credit losses was $28 million for the three months ended March 31, 2026, as compared to $23 million for the three months ended December 31, 2025 and $27 million for the three months ended March 31, 2025. The provision reflects changes in economic forecasts used in the ACL methodology.

Liquidity

•Total cash and cash equivalents were $2.1 billion as of March 31, 2026, a decrease of $281 million from December 31, 2025. The decline primarily reflects a reduction in interest-bearing cash balances as the Company optimized on balance sheet liquidity levels during the quarter, consistent with improved liquidity risk metrics compared to the prior year. The Company manages its cash position with a comprehensive liquidity framework designed to maintain a high-quality liquid asset base, fund lending and investment activity, and reduce debt and other non-deposit liabilities when market conditions are favorable.

•Including secured off-balance sheet lines of credit, total available liquidity was $27.1 billion as of March 31, 2026, representing 41% of total assets, 51% of total deposits, and 129% of estimated uninsured deposits.

Capital

•The Company's total risk-based capital ratio was 13.4% and its common equity tier 1 ("CET1") capital ratio was 11.6% as of March 31, 2026. As of December 31, 2025, the Company's total risk-based capital ratio was 13.6% and its CET1 capital ratio was 11.8%. The modest decline in regulatory capital ratios primarily reflects capital actions during the quarter, including common share repurchases, while remaining well in excess of regulatory well-capitalized standards.

•Columbia declared a quarterly cash dividend of $0.37 per common share, which was paid to shareholders on March 16, 2026.

•On October 29, 2025, Columbia's Board of Directors authorized the repurchase of up to $700 million of the Company's common stock under a new repurchase plan, which is scheduled to expire on November 30, 2026. During the three months ended March 31, 2026, the Company repurchased 6.5 million shares of common stock for $200 million. The timing and amount of common share repurchases remain subject to senior management discretion and subject to various factors, including, without limitation, Columbia’s capital position, financial performance, market conditions, and regulatory considerations. As of March 31, 2026, $400 million remained under the company's existing repurchase authorization.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. The consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimate for ACL and business combinations are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the three months ended March 31, 2026.

Results of Operations

Columbia's financial results for periods ended prior to August 31, 2025, the acquisition date for Pacific Premier, reflect Columbia's results only on a standalone basis. Accordingly, Columbia's reported financial results for the first eight months of 2025 include only Columbia's financial results through the closing of the acquisition. As a result, Columbia's financial results for the three months ended March 31, 2026, may not be directly comparable to results reported for periods prior to the acquisition or to future periods that fully reflect the combined operations.

Comparison of current quarter to prior quarter

The Company reported net income of $192 million for the three months ended March 31, 2026, compared to $215 million for the three months ended December 31, 2025. The decrease was primarily attributable to a $33 million decrease in net interest income, partially offset by an $18 million decrease in non-interest expense. The decrease in net interest income reflects lower average interest-earning asset balances, partially offset by an improved mix of higher-yielding loans and investment securities. The decline also reflects a $12 million benefit to interest expense related to the amortization of a premium for Pacific Premier's time deposits and $5 million in interest income related to an accelerated loan repayment in the three months ended December 31, 2025, that did not recur in the current quarter. The decrease in non-interest expense reflects lower merger and restructuring expenses, as well as cost savings related to the Pacific Premier acquisition. Management expects merger-related expenses to continue to decline as integration activities are completed, and all previously disclosed cost savings related to the acquisition are expected to be realized by June 30, 2026.

Comparison of current year-to-date to prior year period

For the three months ended March 31, 2026, the Company had net income of $192 million, compared to $87 million for the same period in the prior year. The increase primarily reflects increases in net interest income and non-interest income of $169 million and $17 million, respectively, driven by the acquisition of Pacific Premier, which did not contribute to the results in the prior-year period, and our success replacing transactional loans and wholesale funding sources with relationship-centric business that contributes to loans, deposits, and recurring fee income streams, improving our profitability. These increases were partially offset by higher non-interest expense of $54 million and income tax expense of $26 million. The increase in non-interest expense reflects higher merger and restructuring expense, as well as increased salaries and employee benefits and occupancy and software costs associated with the Pacific Premier acquisition, partially offset by a $55 million accrual for a legal settlement recorded in the prior-year period, which did not repeat. The increase in income tax expense primarily reflects higher pre-tax income resulting from the acquisition.

The following table presents the return on average assets (GAAP), average common shareholders' equity (GAAP), and average tangible common shareholders' equity (non-GAAP) for the periods indicated. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, management believes it is also meaningful to consider return on average tangible common shareholders' equity. This measure is useful for evaluating performance as it reflects returns available to common shareholders excluding the impact of intangible assets and their related amortization. Return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). This measure is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity. Return on average tangible common shareholders' equity is also used as a performance metric in the Company's executive incentive compensation program.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Return on average assets	1.18%	1.27%	0.68%
Return on average common shareholders' equity	10.00%	10.92%	6.73%
Return on average tangible common shareholders' equity	13.88%	15.24%	9.45%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$7,786	$7,814	$5,217
Less: average goodwill and other intangible assets, net	2,175	2,217	1,502
Average tangible common shareholders' equity	$5,611	$5,597	$3,715

In addition, management believes tangible common equity and the tangible common equity ratio are meaningful measures of the Company's capital adequacy. Management believes that excluding certain intangible assets from the calculation of tangible common equity and the tangible common equity ratio provides a meaningful basis for period-to-period and company-to-company comparisons and assists investors in evaluating the Company's operating performance and capital position. Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSR). Tangible assets are calculated as total assets less goodwill and other intangible assets, net (excluding MSR). The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible common equity and the tangible common equity ratio are considered non-GAAP financial measures and should be viewed in conjunction with total shareholders' equity and the total shareholders' equity ratio.

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(in millions)	March 31, 2026	December 31, 2025
Total shareholders' equity	$7,664	$7,840
Less: Goodwill	1,482	1,482
Less: Other intangible assets, net	671	712
Tangible common shareholders' equity	$5,511	$5,646

Total assets	$66,027	$66,832
Less: Goodwill	1,482	1,482
Less: Other intangible assets, net	671	712
Tangible assets	$63,874	$64,638

Total shareholders' equity to total assets ratio	11.61%	11.73%
Tangible common equity to tangible assets ratio	8.63%	8.73%

Non-GAAP financial measures have inherent limitations, are not determined in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. In addition, these measures are not audited or reviewed. While management believes that non-GAAP financial measures are useful to investors and other stakeholders in evaluating the Company's performance, they should not be considered in isolation or as a substitute for results reported in accordance with GAAP.

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended March 31, 2026 was $594 million, a decrease of $33 million compared to the three months ended December 31, 2025. The decrease was primarily driven by a $42 million decrease in interest income, reflecting lower average interest-earning asset balances and lower yields on loans and cash following reductions in the federal funds rate during the fourth quarter of 2025. These impacts were partially offset by favorable asset mix, including a higher proportion of higher-yielding loans and investment securities. The decrease in interest income was partially offset by a $9 million decrease in interest expense, reflecting our active management of deposit rates ahead of and following reductions to the federal funds rate. Our actions were partially offset by the absence of the prior quarter's $12 million amortization of a premium related to Pacific Premier's time deposits, which concluded on December 31, 2025 and provided a benefit to interest expense during the fourth quarter of 2025, as well as $5 million in interest income related to an accelerated loan repayment in the three months ended December 31, 2025, that did not recur in the current quarter.

Net interest margin, calculated as net interest income as a percentage of average interest-earning assets on a fully tax-equivalent basis, was 3.96% for the three months ended March 31, 2026, as compared to 4.06% for the three months ended December 31, 2025. The decrease primarily reflects the absence of the prior quarter's 8-basis point benefit from the time deposit premium amortization and the absence of a 3-basis point benefit related to an accelerated loan repayment during the prior quarter. Lower earning asset yields resulting from recent reductions in the federal funds rate were offset by correspondingly lower deposit costs and continued improvement in the Company's funding mix, including a lower proportion of higher-cost brokered deposits.

The cost of interest-bearing deposits for the three months ended March 31, 2026 was 2.04%, a decrease of 4 basis points compared to the three months ended December 31, 2025. The decrease reflects proactive management of deposit rates surrounding the Federal Reserve's October and December rate cuts, as well as a favorable change in deposit mix, including a reduction in higher-cost brokered deposits. The prior quarter's cost of interest‑bearing deposits benefited from $12 million of amortization of premiums on Pacific Premier's time deposits, which concluded on December 31, 2025 and provided a 12-basis point benefit to the cost of interest-bearing deposits during the fourth quarter of 2025. The cost of interest-bearing liabilities for the three months ended March 31, 2026 was 2.24%, a decrease of 3 basis points compared to the three months ended December 31, 2025. The decrease reflects the same underlying drivers as interest-bearing deposits, partially offset by higher average borrowings for the three months ended March 31, 2026 relative to prior quarter, as balances increased late in December, due to an expected decline in customer deposit balances, given typical behavior related to year-end spending and business distributions.

Comparison of current year-to-date to prior year period

Net interest income for the three months ended March 31, 2026 was $594 million, an increase of $169 million compared to the three months ended March 31, 2025. The increase was primarily driven by an increase of $168 million in interest income, reflecting higher average loans and leases balances following the acquisition of Pacific Premier, with acquired balances recorded at fair value as of August 31, 2025.

Net interest margin, calculated on a fully tax-equivalent basis, was 3.96% for the three months ended March 31, 2026, as compared to 3.60% for the three months ended March 31, 2025. The increase was primarily attributable to lower funding costs and a favorable balance sheet mix shift toward lower-cost customer deposits and away from higher-cost wholesale funding sources, which include borrowings and brokered deposits. The cost of interest-bearing liabilities was 2.24% for the three months ended March 31, 2026, compared to 2.80% for the three months ended March 31, 2025, a decrease of 56 basis points. The decrease was driven primarily by reductions in the federal funds rate and a continued optimization of the Company's funding mix. These benefits were partially offset by slightly lower earning-asset yields. The yield on earning assets was 5.44% for the three months ended March 31, 2026, compared to 5.49% for the three months ended March 31, 2025, a decrease of 5 basis points. The yield on loans and leases was 5.78% for the three months ended March 31, 2026, as compared to 5.92% for the three months ended March 31, 2025, a decrease of 14 basis points, reflecting the declining rate environment during 2025, partially offset by higher average loans and leases balances related to the Pacific Premier acquisition. An increase in the yield on investment securities reflected higher-yielding new purchases, including acquired securities recorded at fair value in connection with the Pacific Premier acquisition, replacing principal paydowns from lower-yielding securities, partially offsetting the decrease in the yield on loans and leases.

During 2025, the Federal Reserve reduced the target range for the federal funds rate by an aggregate of 0.75% through a series of 0.25% reductions primarily implemented in the fourth quarter. The target range remained unchanged during the first quarter of 2026. As of March 31, 2026, the balance sheet remains modestly liability sensitive. Management expects customer deposit balance trends and continued optimization of the funding mix to be key drivers of net interest margin performance, as the Company continues to target a lower reliance on wholesale funding sources, including FHLB advances and brokered deposits.

The following tables present condensed average balance sheet information, including interest income and yields on average interest-earning assets, as well as interest expense and rates paid on average interest-bearing liabilities, for the periods presented:

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
(in millions)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$189	$3	5.17%	$306	$5	5.51%	$59	$1	6.32%
Loans and leases (1)	47,714	681	5.78%	48,186	717	5.92%	37,679	552	5.92%
Taxable securities	10,097	106	4.22%	9,996	105	4.23%	7,691	72	3.72%
Non-taxable securities (2)	1,253	14	4.51%	1,268	14	4.53%	817	8	3.87%
Temporary investments and interest-bearing cash	1,578	14	3.65%	1,923	19	3.82%	1,494	16	4.45%
Total interest-earning assets (1), (2)	60,831	$818	5.44%	61,679	$860	5.55%	47,740	$649	5.49%
Goodwill and other intangible assets	2,175			2,217			1,502
Other assets	3,209			3,218			2,211
Total assets	$66,215			$67,114			$51,453
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$10,780	$43	1.60%	$11,052	$51	1.81%	$8,371	$46	2.26%
Money market deposits	16,848	88	2.12%	17,010	94	2.22%	11,603	69	2.40%
Savings deposits	2,443	1	0.12%	2,463	1	0.12%	2,350	1	0.10%
Time deposits (3)	6,414	52	3.32%	6,741	49	2.88%	6,136	61	4.01%
Total interest-bearing deposits	36,485	184	2.04%	37,266	195	2.08%	28,460	177	2.52%
Repurchase agreements and federal funds purchased	187	1	1.86%	184	1	2.16%	216	1	1.83%
Borrowings	3,071	30	3.96%	2,581	27	4.20%	3,039	36	4.82%
Junior and other subordinated debentures	435	7	7.03%	436	8	7.53%	438	9	7.94%
Total interest-bearing liabilities	40,178	$222	2.24%	40,467	$231	2.27%	32,153	$223	2.80%
Non-interest-bearing deposits	17,378			17,902			13,239
Other liabilities	873			931			844
Total liabilities	58,429			59,300			46,236
Common equity	7,786			7,814			5,217
Total liabilities and shareholders' equity	$66,215			$67,114			$51,453
NET INTEREST INCOME (2)		$596			$629			$426
NET INTEREST SPREAD (2)			3.20%			3.28%			2.69%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.96%			4.06%			3.60%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of $2 million for both the three months ended March 31, 2026 and the three months ended December 31, 2025.
(3)Includes the amortization of a premium on acquired time deposits that reduced interest expense by $12 million for the three months ended December 31, 2025. There was no amortization for the three months ended March 31, 2026 or March 31, 2025.

The following table presents a summary of the changes in tax equivalent net interest income due to changes in average balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense that are not specifically attributable to either volume or rate are allocated proportionately between the two components.

	Three Months Ended			Three Months Ended
	March 31, 2026 compared to December 31, 2025			March 31, 2026 compared to March 31, 2025
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in millions)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(2)	$—	$(2)	$2	$—	$2
Loans and leases	(11)	(25)	(36)	146	(17)	129
Taxable securities	1	—	1	22	12	34
Non-taxable securities (1)	—	—	—	4	2	6
Temporary investments and interest-bearing cash	(4)	(1)	(5)	1	(3)	(2)
Total interest-earning assets (1)	(16)	(26)	(42)	175	(6)	169
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	(1)	(7)	(8)	14	(17)	(3)
Money market deposits	(1)	(5)	(6)	31	(12)	19
Savings deposits	—	—	—	—	—	—
Time deposits	(3)	6	3	2	(11)	(9)
Repurchase agreements and federal funds purchased	—	—	—	—	—	—
Borrowings	5	(2)	3	—	(6)	(6)
Junior and other subordinated debentures	—	(1)	(1)	—	(2)	(2)
Total interest-bearing liabilities	—	(9)	(9)	47	(48)	(1)
Net increase in net interest income (1)	$(16)	$(17)	$(33)	$128	$42	$170
(1) Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $28 million provision for credit losses for the three months ended March 31, 2026, as compared to a $23 million provision for the three months ended December 31, 2025. The increase was primarily driven by credit migration trends and updated economic forecasts incorporated into the Company's credit loss models. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2026 was 0.24%, as compared to 0.19% for the three months ended December 31, 2025.

For the three months ended March 31, 2026 and December 31, 2025, net charge-offs were $35 million and $30 million, respectively. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2026 were 0.30%, as compared to 0.25% for the three months ended December 31, 2025. Net charge-offs within the FinPac portfolio were $14 million for the three months ended March 31, 2026 and December 31, 2025. Excluding the FinPac portfolio, net charge-offs were $21 million, as compared to $16 million in the prior period.

Comparison of current year-to-date to prior year period

The Company had a $28 million provision for credit losses for the three months ended March 31, 2026, as compared to $27 million for the three months ended March 31, 2025. The increase reflects loan portfolio runoff, credit migration trends, and updated economic forecasts incorporated into the Company's credit loss models. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2026 was 0.24%, as compared to 0.29% for the three months ended March 31, 2025.

For the three months ended March 31, 2026, net charge-offs were $35 million, as compared to $30 million for the three months ended March 31, 2025. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2026 were 0.30%, as compared to 0.32% for the three months ended March 31, 2025. Net charge-offs in the FinPac portfolio were $14 million for the three months ended March 31, 2026, as compared to $17 million for the three months ended March 31, 2025, which is reflective of continued improvement of the lease portfolio. Net charge-offs for the Bank were $21 million and $13 million for the three months ended March 31, 2026 and 2025, respectively.

Generally, loans placed on non-accrual status do not carry an ACL as they are typically written down to their net realizable value or charged off. However, for homogeneous leases and equipment finance agreements, net realizable value is determined using the LGD calculated by the Company's CECL model. As a result, homogeneous leases and equipment finance agreements classified as non-accrual continue to carry an ACL until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $19 million as of March 31, 2026 have a related ACL of $17 million, with the remaining loans written-down to the estimated fair value of the underlying collateral, net of estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Three Months Ended
(in millions)	March 31, 2026	December 31, 2025	Change Amount	Change Percent	March 31, 2025	Change Amount	Change Percent
Service charges on deposits	$20	$24	$(4)	(17)%	$19	$1	5%
Card-based fees	15	16	(1)	(6)%	13	2	15%
Financial services and trust revenue	15	15	—	—%	5	10	200%
Residential mortgage banking revenue, net	12	7	5	71%	9	3	33%
Gain on investment securities, net	—	2	(2)	(100)%	2	(2)	(100)%
Gain on loan and lease sales, net	1	1	—	—%	—	1	nm
(Loss) gain on certain loans held for investment, at fair value	(2)	—	(2)	nm	7	(9)	(129)%
Bank-owned life insurance income	9	9	—	—%	5	4	80%
Other income	13	16	(3)	(19)%	6	7	117%
Total non-interest income	$83	$90	$(7)	(8)%	$66	$17	26%
nm = Not meaningful

Comparison of current quarter to prior quarter

Customer fee income decreased during the three months ended March 31, 2026, reflecting lower service charges on deposits, card-based fees, and other income. The decrease was primarily driven by particularly strong performance in swap, syndication, and international banking revenue during the three months ended December 31, 2025, as well as an expected seasonal slowdown in customer activity that is typical for the first quarter, partially attributable to two fewer days in the period.

Residential mortgage banking revenue increased during the three months ended March 31, 2026. The increase was primarily driven by a $6 million gain on the fair value of the MSR asset related to changes in valuation inputs and assumptions, compared to a loss of $1 million for the three months ended December 31, 2025.

Comparison of current year-to-date to prior year period

Financial services and trust revenue increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase reflects the combined operations following the acquisition of Pacific Premier, which contributed to higher transaction volumes and an expanded client base. In addition, the Pacific Premier acquisition significantly expanded the Company's wealth management platform through the addition of Pacific Premier's custodial trust business, resulting in a 200% increase in financial services and trust revenue compared to the prior-year period.

Residential mortgage banking revenue increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily driven by the gain on the fair value of the MSR asset due to valuation inputs and assumptions of $6.0 million during the three months ended March 31, 2026, as compared to a loss of $1.0 million in prior-year period. These increases were partially offset by a MSR hedge loss of $2.0 million, as compared to a gain of $3.0 million, for the same period in the prior year. Changes in the fair value of the MSR asset were recorded in non-interest income in both periods.

Gain (loss) on certain loans held for investment, at fair value, resulted in a loss of $2 million for the three months ended March 31, 2026, compared to a gain of $7 million for the three months ended March 31, 2025. The variance was primarily driven by changes in interest rates between periods.

Other income increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to favorable changes in swap related income, a reduction in swap derivative loss, higher miscellaneous income, and increased loan related fees, resulting in a net increase of $7 million between periods.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Three Months Ended
(in millions)	March 31, 2026	December 31, 2025	Change Amount	Change Percent	March 31, 2025	Change Amount	Change Percent
Salaries and employee benefits	$196	$201	$(5)	(2)%	$145	$51	35%
Occupancy and equipment, net	66	67	(1)	(1)%	48	18	38%
Communications	4	4	—	—%	3	1	33%
Marketing	5	5	—	—%	3	2	67%
Services	15	15	—	—%	15	—	—%
Deposit costs	14	14	—	—%	2	12	nm
FDIC assessments	9	4	5	125%	8	1	13%
Intangible amortization	41	42	(1)	(2)%	28	13	46%
Merger and restructuring expense	24	39	(15)	(38)%	14	10	71%
Legal settlement	—	—	—	nm	55	(55)	(100)%
Other expenses	20	21	(1)	(5)%	19	1	5%
Total non-interest expense	$394	$412	$(18)	(4)%	$340	$54	16%
nm = Not meaningful

Comparison of current quarter to prior quarter

Salaries and employee benefits decreased during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, primarily reflecting cost savings associated with the acquisition of Pacific Premier as well as elevated severance costs incurred in the fourth quarter of 2025 that were not repeated in the current quarter.

FDIC assessments increased during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily driven by the notification of reduction of $5 million for a FDIC special assessment recorded during the three months ended December 31, 2025, that was not repeated in the current period.

Merger and restructuring expense decreased during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, reflecting lower charitable contributions, legal and professional fees, and personnel-related costs.

During the three months ended March 31, 2026, the Company completed the systems conversion and consolidated nine branches related to the acquisition of Pacific Premier. Integration activities are ongoing, and the Company continues to expect to realize all previously disclosed cost synergies, which management anticipates will reduce overall non-interest expense levels by June 30, 2026, with the full impact reflected beginning in the third quarter of 2026.

Comparison of current year-to-date to prior year period

Salaries and employee benefits increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily reflecting expenses associated with a larger employee base following the acquisition of Pacific Premier.

Occupancy and equipment, net increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an expanded branch footprint and higher software costs resulting from the acquisition of Pacific Premier.

Deposit costs increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by higher HOA-related fees following the expansion of the Company's HOA banking business as part of the acquisition of Pacific Premier.

Intangible amortization increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, reflecting amortization of the core deposit intangibles recognized in connection with the acquisition of Pacific Premier. Refer to Note 6 – Goodwill and Other Intangible Assets for additional information regarding expected amortization expense.

Merger and restructuring expense increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to costs associated with the acquisition of Pacific Premier. These costs included severance and retention payments, professional service fees, systems conversion and integration activities, contract termination costs, facility consolidation, and other one-time charges necessary to combine operations and align the merged organization.

Legal settlement decreased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, reflecting a $55 million accrual recorded in the first quarter of 2025 related to a legal settlement, which was not repeated in the current period.

Columbia operates with a cost-conscious culture, as our associates seek expense offsets to continued investment in customer-focused technology, experienced bankers, and targeted locations. Management expects these strategic investments to create operational efficiency and bring additional revenue opportunities to the Bank in support of our Business Bank of Choice strategy.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2026 was 24.7%, as compared to 30.1% for the three months ended March 31, 2025. The effective tax rates differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible compensation, non-deductible FDIC assessments, and income from tax-exempt investment securities and loans. The change in the effective tax rate for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was primarily attributable to reduced non-deductible compensation, as the prior year included elevated severance that did not repeat.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $2.1 billion as of March 31, 2026 compared to $2.4 billion as of December 31, 2025. The decrease in interest-bearing cash was due to a decision to decrease on balance sheet liquidity as a result of lower liquidity risk as compared to the prior year. The Company manages its cash position within the broader liquidity framework designed to maintain a high-quality liquid asset base, support balance sheet flexibility, fund growth across lending and investment activities, and reduce debt and other non-deposit liabilities when market conditions are favorable.

Debt Securities

Investment debt securities classified as available for sale were $10.9 billion as of March 31, 2026, compared to $11.1 billion as of December 31, 2025. The decrease was primarily due to paydowns, maturities, and calls of $352 million and an $83 million decline in the fair value of available for sale investment securities, reflecting higher interest rates during the period. These decreases were partially offset by $208 million investment securities purchases.

The following tables present the par value, amortized cost, and fair values of investment debt securities as available for sale and held to maturity by major type as of the dates presented:

	March 31, 2026				December 31, 2025
(in millions)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,216	$1,227	$1,190	11%	$1,322	$1,332	$1,300	12%
Obligations of states and political subdivisions	1,853	1,577	1,583	15%	1,875	1,597	1,629	15%
Mortgage-backed securities and collateralized mortgage obligations	9,034	8,458	8,142	74%	9,051	8,447	8,183	73%
Total available for sale securities	$12,103	$11,262	$10,915	100%	$12,248	$11,376	$11,112	100%
Held to maturity:
Corporate and other securities	$19	$18	$18	100%	$19	$18	$19	100%
Total held to maturity securities	$19	$18	$18	100%	$19	$18	$19	100%

We evaluate our investment securities on an ongoing basis for potential impairment. This review considers current market conditions, fair value in relationship to cost, the magnitude and duration of unrealized losses, changes in issuer credit ratings or credit trends, and other relevant factors. We also assess whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis, which may be maturity.

As of March 31, 2026, the available for sale investment portfolio had gross unrealized losses of $410 million, including $350 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations. The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, not deterioration in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of March 31, 2026.

Loans and Leases

Total loans and leases outstanding as of March 31, 2026 were $47.7 billion, a decrease of $79 million as compared to December 31, 2025. The decrease in loans and leases reflects continued run-off in below-market-rate transactional loans, partially offset by growth in commercial loans. Management expects the remix of our loan portfolio toward relationship-centric lending to continue in future periods, consistent with the Company's balance sheet optimization strategy. The loan-to-deposit ratio was 89% and 88% as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the concentration distribution of the loan and lease portfolio as of the dates presented:

	March 31, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term	$8,113	17%	$8,206	17%
Owner occupied term	7,258	15%	7,314	15%
Multifamily	10,173	21%	10,281	22%
Construction & development	1,670	4%	1,707	4%
Residential development	373	1%	362	1%
Commercial
Term	6,887	15%	6,713	14%
Lines of credit & other	3,804	8%	3,643	8%
Leases & equipment finance	1,619	3%	1,599	3%
Residential
Mortgage	5,483	11%	5,624	12%
Home equity loans & lines	2,147	5%	2,149	4%
Consumer & other	170	—%	178	—%
Total, net of deferred fees and costs	$47,697	100%	$47,776	100%
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

For a more comprehensive discussion of our loan and lease underwriting criteria, refer to discussion in the "Loans and Leases" section of Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Commercial Real Estate and Commercial Loans

CRE and commercial loan portfolios are the largest classifications within earning assets, representing 46% and 20%, respectively, of average earning assets at March 31, 2026 and 43% and 20%, respectively, at December 31, 2025. Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptionally high credit quality. Non-performing loans in the CRE and commercial portfolios include $43 million in government guarantees, which offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The CRE portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale CRE properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations, and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. As of March 31, 2026, approximately 26% of the outstanding principal balance of our CRE loan portfolio were secured by owner-occupied properties.

As of March 31, 2026, the CRE loan portfolio was $27.6 billion, a decrease of $283 million compared to December 31, 2025, driven in part by a $167 million intentional reduction in transactional balances, consistent with the Company's balance sheet optimization strategy. CRE concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic and business diversity, primarily in our footprint.

The following table provides detail of CRE loans by property type:

	March 31, 2026			December 31, 2025
(in millions)	Outstanding	Non-accrual (1)	% of Non-Accrual to Total CRE	Outstanding	Non-accrual (1)	% of Non-Accrual to Total CRE
CRE by property type:
Multifamily	$11,357	$—	—%	$11,448	$—	—%
Office	3,573	30	0.11%	3,619	15	0.05%
Industrial	3,885	5	0.02%	3,975	4	0.01%
Retail	2,596	10	0.04%	2,634	12	0.04%
Special Purpose	1,911	5	0.02%	1,958	5	0.02%
Hotel/Motel	968	5	0.02%	988	5	0.02%
Other	3,297	36	0.13%	3,248	9	0.02%
Total CRE loans	$27,587	$91	0.33%	$27,870	$50	0.18%
(1) CRE non-accrual loans are inclusive of government guarantees of $21 million as of both March 31, 2026 and December 31, 2025.

The following table provides detail on the geographic distribution of our CRE portfolio as of the periods indicated:

	March 31, 2026		December 31, 2025
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$9,018	32%	$9,147	32%
Puget Sound	3,996	14%	4,049	15%
Portland Metro	2,989	11%	3,013	11%
Oregon Other	2,937	11%	2,952	11%
Northern California (excluding the Bay Area)	2,129	8%	2,165	8%
Bay Area	1,801	7%	1,847	7%
Washington Other	1,419	5%	1,456	5%
Other	3,298	12%	3,241	11%
Total CRE loans	$27,587	100%	$27,870	100%

Loans secured by multifamily properties, including construction, represented 24% of the total loan portfolio as of both March 31, 2026 and December 31, 2025. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 7% and 8% of our total loan portfolio at March 31, 2026 and December 31, 2025, respectively, and were comprised of 52% non-owner occupied, 45% owner occupied, and 3% construction loans at March 31, 2026, compared to 53% non-owner occupied, 45% owner occupied, and 2% construction loans at December 31, 2025.

The following table provides details on the geographic distribution of our CRE secured by office properties:

	March 31, 2026		December 31, 2025
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$1,128	32%	$1,135	31%
Puget Sound	547	15%	551	15%
Oregon Other	471	13%	467	13%
Portland Metro	380	11%	386	11%
Northern California (excluding the Bay Area)	288	8%	308	9%
Bay Area	175	5%	179	5%
Washington Other	154	4%	151	4%
Other	430	12%	442	12%
Total CRE loans secured by office properties	$3,573	100%	$3,619	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The Bank focuses on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of March 31, 2026, commercial loans held in our loan portfolio were $12.3 billion, an increase of $355 million compared to December 31, 2025, driven primarily by relationship-based loan originations.

The leases and equipment finance portfolio represented approximately 13% of the commercial portfolio and 3% of the total loan portfolio as of both March 31, 2026 and December 31, 2025. Net charge-offs in the FinPac lease portfolio were $14 million for both the three months ended March 31, 2026 and December 31, 2025. Net charge-offs were up $15 million in the remaining commercial portfolio from the prior quarter, driven by an agricultural industry relationship.

The following table provides details on commercial loans and leases by industry type:

	March 31, 2026			December 31, 2025
(in millions)	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total Commercial	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total Commercial
Commercial loans and leases by industry type:
Agriculture	$1,022	$49	0.40%	$1,016	$22	0.18%
Contractors	1,012	5	0.04%	973	6	0.05%
Dentist	621	1	0.01%	629	—	—%
Finance/insurance	983	—	—%	990	—	—%
Gaming	919	—	—%	877	—	—%
Healthcare	598	2	0.02%	545	2	0.02%
Franchise/quick-service restaurants	344	—	—%	331	—	—%
Manufacturing	977	7	0.06%	1,054	8	0.07%
Professional	457	2	0.02%	432	2	0.02%
Public admin	696	—	—%	692	—	—%
Rental and leasing	748	—	—%	688	—	—%
Retail	420	9	0.07%	397	9	0.08%
Support services	543	6	0.05%	501	1	0.01%
Transportation/warehousing	800	8	0.06%	765	8	0.07%
Wholesale	881	2	0.02%	909	3	0.03%
Other	1,289	5	0.04%	1,156	5	0.05%
Total commercial portfolio	$12,310	$96	0.78%	$11,955	$66	0.55%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $19 million and $17 million as of March 31, 2026 and December 31, 2025, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of March 31, 2026, residential real estate loans held in our loan portfolio were $7.6 billion, a decrease of $143 million as compared to December 31, 2025. Residential real estate loan balances declined during the quarter, primarily reflecting continued runoff driven by prior‑period actions to scale the residential lending platform and which have resulted in origination levels that are intentionally below those necessary to fully offset normal loan repayments and paydowns. The decline also reflects the intentional reduction of exposure within the transactional residential mortgage portfolio, consistent with the Company’s balance sheet optimization strategy.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, personal lines of credit, and motor vehicle loans, decreased $8 million to $170 million as of March 31, 2026, as compared to December 31, 2025. The change was due to normal business activity.

Asset Quality and Non-Performing Assets

The Bank manages asset quality and controls credit risk primarily through diversification of its loan and lease portfolio and the consistent application of credit policies designed to support sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. The Bank conducts ongoing reviews of non-performing, past due loans and leases, and larger credits, designed to identify potential charges to the ACL, and to determine the adequacy of the ACL. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other factors.

The following table summarizes the Bank's non-performing assets, the ACL, and asset quality ratios as of the dates presented:

(in millions)	March 31, 2026	December 31, 2025
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate	$91	$50
Commercial	96	66
Total loans and leases on non-accrual status	187	116
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate	3	2
Commercial	2	8
Residential (2)	69	72
Total loans and leases past due 90 days or more and accruing (2)	74	82
Total non-performing loans and leases (1), (2)	261	198
Other real estate owned	3	2
Total non-performing assets (1), (2)	$264	$200
ACLLL	$459	$466
Reserve for unfunded commitments	19	19
ACL	$478	$485
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.40%	0.30%
Non-performing loans and leases to total loans and leases (1), (2)	0.55%	0.41%
Non-accrual loans and leases to total loans and leases (2)	0.39%	0.24%
ACLLL to total loans and leases	0.96%	0.98%
ACL to total loans and leases	1.00%	1.02%
ACL to non-accrual loans and leases	256%	418%
ACL to total non-performing loans and leases	183%	245%
(1) Non-accrual and 90+ days past due loans include government guarantees of $40 million and $48 million, respectively, as of March 31, 2026. As of December 31, 2025, non-accrual and 90+ days past due loans include government guarantees of $38 million and $41 million, respectively.
(2) Excludes certain mortgage loans guaranteed by GNMA for which the Company has a unilateral right to repurchase but has not exercised that right. Such loans totaled $4 million as of March 31, 2026 and $3 million at December 31, 2025.

As of March 31, 2026, loans modified for borrowers experiencing financial difficulties totaled $108 million or 0.23% of total loans, compared to $193 million or 0.40% as of December 31, 2025. A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio as a whole. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or be transferred to other real estate owned in the future. The increase in non-performing loans as of March 31, 2026 is indicative of a more normalized credit environment.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $478 million as of March 31, 2026, a decrease of $7 million from $485 million as of December 31, 2025. The change in the ACL estimate during the three months ended March 31, 2026 reflects updated economic forecasts incorporated into the Company's credit loss models, as well as portfolio activity during the period.

The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended
(in millions)	March 31, 2026	December 31, 2025
Allowance for credit losses on loans and leases
Balance, beginning of period	$466	$473
Provision for credit losses on loans and leases	28	23
Charge-offs:
Commercial real estate	—	(8)
Commercial	(39)	(23)
Residential	—	(1)
Consumer & other	(1)	(1)
Total charge-offs	(40)	(33)
Recoveries:
Commercial	4	3
Consumer & other	1	—
Total recoveries	5	3
Net (charge-offs) recoveries:
Commercial real estate	—	(8)
Commercial	(35)	(20)
Residential	—	(1)
Consumer & other	—	(1)
Total net charge-offs	(35)	(30)
Balance, end of period	$459	$466
Reserve for unfunded commitments
Balance, beginning of period	$19	$19
Provision for credit losses on unfunded commitments	—	—
Balance, end of period	19	19
Total allowance for credit losses	$478	$485
As a percentage of average loans and leases (annualized):
Net charge-offs	0.30%	0.25%
Provision for credit losses	0.24%	0.19%
Recoveries as a percentage of charge-offs	12.50%	9.09%

The following table shows the change in the ACL from December 31, 2025 to March 31, 2026:

(in millions)	December 31, 2025	Q1 2026 Net (Charge-Offs)	Reserve (Release) Build	March 31, 2026	% of Loans and Leases Outstanding
Commercial real estate	$208	$—	$15	$223	0.81%
Commercial	233	(35)	16	214	1.74%
Residential	35	—	(1)	34	0.45%
Consumer & other	9	—	(2)	7	4.12%
Total ACL	$485	$(35)	$28	$478	1.00%
% of loans and leases outstanding	1.02%			1.00%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios, as well as qualitative factors to address uncertainty not measured within the quantitative analysis. In estimating the March 31, 2026 ACL, the Bank used Moody's Analytics' February 2026 consensus economic forecast to project the variables used in the models and applied upward qualitative overlays across all portfolios to align with the S2 scenario. The 2026 consensus forecast reflects mixed macroeconomic changes, including marginal improvement in projected GDP growth with rising expected unemployment rates, relative to the December 31, 2025 ACL calculation. Refer to Note 5 – Allowance for Credit Losses for further information. Refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the ACL methodology.

The models for calculating the ACL are sensitive to changes to economic variables, which could result in volatility as these assumptions change over time. We believe that the ACL as of March 31, 2026 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases as of the date presented:

	March 31, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
Commercial real estate	$212	58%	$198	59%
Commercial	208	26%	226	25%
Residential	33	16%	34	16%
Consumer & other	6	—%	8	—%
Total ACLLL	$459	100%	$466	100%

Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended
(in millions)	March 31, 2026	December 31, 2025
Balance, beginning of period	$99	$101
Additions for new MSR capitalized	3	2
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3)	(3)
Changes due to valuation inputs or assumptions (1)	6	(1)
Balance, end of period	$105	$99
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(in millions)	March 31, 2026	December 31, 2025
Balance of loans serviced for others	$7,812	$7,755
MSR as a percentage of serviced loans	1.34%	1.28%

Residential MSR are adjusted to fair value each quarter, with change in fair value recorded in residential mortgage banking revenue in the Consolidated Statements of Income. MSR assets are recorded in other assets on the Consolidated Balance Sheets. The fair value of servicing rights can fluctuate based on changes in interest rates and other market factors. Generally, declining interest rates increase borrower refinancing activity and prepayment speeds, which reduce the expected life of servicing assets and lowers their fair value as anticipated future servicing fee collections decline. Conversely, increases in market interest rates generally result in lower prepayment expectations and an increase in the fair value of residential MSR.

Goodwill and Other Intangible Assets

Goodwill was $1.5 billion as of March 31, 2026 and December 31, 2025. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

As of March 31, 2026, we had other intangible assets of $671 million, as compared to $712 million at December 31, 2025. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. Core deposit intangibles are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Refer to Note 6 – Goodwill and Other Intangible Assets, for forecasted amortization expense for intangible assets as of March 31, 2026. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $53.5 billion as of March 31, 2026, a decrease of $722 million as compared to December 31, 2025. The decrease was primarily due to an intentional reduction in brokered deposits, partially offset by a modest increase in customer deposit balances.

The following table presents deposit balances by category as of the dates presented:

	March 31, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
By type:
Non-interest-bearing demand	$17,635	33%	$17,419	32%
Interest-bearing demand	10,860	20%	10,763	20%
Money market	16,843	31%	17,013	31%
Savings	2,437	5%	2,442	5%
Time, $250,000 or less	4,065	8%	4,893	9%
Time, greater than $250,000	1,649	3%	1,681	3%
Total deposits	$53,489	100%	$54,211	100%

Total deposits (insured/uninsured):
Insured deposits	$32,557	61%	$34,428	64%
Uninsured deposits (1)	20,932	39%	19,783	38%
Total deposits	$53,489	100%	$54,211	102%
(1) Represents estimated uninsured deposits as calculated using the methodologies and assumptions applied in the Bank's Call Report, which is prepared at the bank level.

The following table presents total deposit balances by the categories shown as of the dates presented:

	March 31, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
Customer deposits	$48,868	91%	$48,758	90%
Public and administrative deposits	3,026	6%	3,098	6%
Brokered deposits	1,595	3%	2,355	4%
Total deposits	$53,489	100%	$54,211	100%

The Company's total core deposits, defined as total deposits excluding time deposits greater than $250,000 and all brokered deposits, totaled $50.2 billion as of both March 31, 2026 and December 31, 2025. The Company's total brokered deposits were $1.6 billion or 3% of total deposits as of March 31, 2026, compared to $2.4 billion or 4% of total deposits as of December 31, 2025. Excess cash and funds from customer deposit growth were used to reduce brokered deposits during the three months ended March 31, 2026. Management's funding strategy emphasizes a higher proportion of customer deposits and a reduced reliance on wholesale funding sources, including brokered deposits and FHLB advances. Consistent with this strategy, the Company replaced $200 million of brokered deposits with advances from the FHLB, which provided a more favorable effective cost of funds after considering the associated dividend, as detailed in the following section.

Borrowings

As of March 31, 2026, the Bank had outstanding securities sold under agreements to repurchase of $162 million, a decrease of $45 million from December 31, 2025. The Bank also had outstanding borrowings consisting of advances from the FHLB of $3.4 billion as of March 31, 2026 and $3.2 billion as of December 31, 2025. The increase was primarily attributable to general liquidity management. FHLB advances have fixed interest rates ranging from 3.84% to 3.87% and all mature in 2026. Advances from the FHLB are secured by loans collateralized by real estate.

Junior and Other Subordinated Debentures

The Company had junior and other subordinated debentures with carrying values of $430 million and $435 million as of March 31, 2026 and December 31, 2025, respectively. The change in fair value was driven by higher market interest rates and wider credit spreads, partially offset by higher expected future cash flows. As of March 31, 2026, substantially all of the Company's junior subordinated debentures had interest at variable rates that reset on a quarterly basis based on a spread over three-month term SOFR.

Liquidity and Cash Flow

The principal objective of the Bank's liquidity management program is to ensure liquidity to meet the day-to-day cash flow needs of customers, including deposit withdrawals and draws on credit facilities. The Bank's liquidity strategy includes maintaining sufficient on-balance sheet liquidity to support balance sheet flexibility, fund growth in the loan and investment portfolios, and reduce reliance on non-deposit funding sources as economic conditions permit. Management believes that the Company maintains sufficient cash balances and access to borrowings to operate effectively in the current economic environment and to meet its working capital and other liquidity needs. The Company will continue to prudently manage and evaluate its liquidity positions, including its capacity to fund future loan growth and manage borrowings.

The Bank regularly conducts liquidity stress testing to assess its ability to withstand adverse market conditions and unexpected funding needs. These stress tests consider a range of scenarios, including rapid deposit outflows, changes in collateral requirements for public deposits, and limited access to wholesale funding markets. The results of these analyses inform contingency funding plans and help ensure that sufficient liquidity is maintained under both normal and stressed conditions. The Bank maintains a liquidity buffer and identified contingent sources that are designed to support obligations independent of bank dividends under adverse scenarios. Management believes that the Company's diversified funding sources and available liquidity position provide resilience against potential market disruptions.

The Bank actively monitors its sources and uses of funds on a daily basis to maintain an appropriate liquidity position. Public deposits represent one source of funding, and individual state laws generally require banks to collateralize public deposits in excess of FDIC insurance coverage. Public deposits represented 5% of total deposits as of both March 31, 2026 and December 31, 2025. Collateral requirements vary by state and in certain cases, by institution based on regulatory assessments. Changes in collateral requirements for uninsured public deposits may require the pledging of additional collateral, the use of other funding sources to support collateral needs, or could lead to the withdrawal of certain public deposits.

The Bank's diversified deposit base provides a significant source of stable, low-cost funding, and reduces reliance on wholesale funding markets. Total core deposits were $50.2 billion as of both March 31, 2026 and December 31, 2025. In addition, the Bank maintains liquidity supported by excess bond collateral of $4.8 billion, further strengthening its liquidity position. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank has the ability to generate liquidity through securities sold under agreements to repurchase, the issuance of brokered certificates of deposit, and the utilization of off-balance sheet funding sources.

The Bank also maintains substantial liquidity through off-balance sheet funding sources. These sources include borrowing capacity under uncommitted lines of credit, advances from the FHLB, and access to the Federal Reserve Bank's Discount Window. Availability under the uncommitted lines of credit is subject to federal funds balances and continued counterparty eligibility, and such facilities are generally intended to support short-term liquidity needs and may limit consecutive day usage.

The following table presents total off-balance sheet liquidity as of the date presented:

	March 31, 2026
(in millions)	Gross Availability	Utilization	Net Availability
FHLB lines	$17,003	$3,579	$13,424
Federal Reserve Discount Window	6,235	—	6,235
Uncommitted lines of credit	700	—	700
Total off-balance sheet liquidity	$23,938	$3,579	$20,359

The following table presents total available liquidity as of the date presented:

(in millions)	March 31, 2026
Total off-balance sheet liquidity	$20,359
Cash and cash equivalents, less reserve requirements	1,925
Excess bond collateral	4,817
Total available liquidity	$27,100

The Company is a separate legal entity from the Bank and is required to maintain its own liquidity. Substantially all of the Company's cash flows are derived from dividends declared and paid by the Bank. During the three months ended March 31, 2026, there were $125 million of dividends paid by the Bank to the Company. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company. In addition to dividends, the Company may utilize other capital management actions to support parent‑level liquidity and capital objectives, as appropriate.

Looking ahead, management expects the liquidity positions of both the Bank and the Company to remain satisfactory through 2026, with possible fluctuations in deposit balances due to pricing pressure or customers' behavior in the current economic environment. To support liquidity, the Bank may adjust deposit pricing, which could increase interest expense, or utilize more costly borrowings and other funding sources. Management will continue to closely monitor liquidity levels, conduct regular stress testing, and maintain contingency plans to address potential risks, including regulatory changes and market volatility.

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements, or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of March 31, 2026, time deposits totaled $5.7 billion, of which $5.6 billion mature in a year or less. Total FHLB advances as of March 31, 2026 were $3.4 billion, all of which mature within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit, and various forms of guarantees. As of March 31, 2026, our loan commitments were $11.9 billion, and letter of credit commitments were $429 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 8 – Commitments and Contingencies for further information. Financing commitments, letters of credit, and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-Balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of March 31, 2026 was $7.7 billion, a decrease of $176 million from December 31, 2025. The decrease in shareholders' equity during the three months ended March 31, 2026 was principally due to stock purchased and retired of $215 million, cash dividends paid of $107 million, and other comprehensive loss of $58 million, partially offset by net income of $192 million.

The Company's dividend policy considers a number of factors, including earnings, regulatory capital requirements, the overall payout ratio, and expected asset growth, in determining the amount of dividends, if any, to be declared on a quarterly basis. There can be no assurance that future cash dividends on common shares will be declared or increased. Management cannot predict the impact of changes in economic conditions that could result in reduced or insufficient earnings, regulatory restrictions or limitations, changes to capital requirements, or a determination to retain earnings to strengthen capital, any of which could limit or eliminate the Company's ability to pay dividends at historical levels, or at all.

On February 13, 2026, the Company declared a cash dividend of $0.37 per common share related to fourth quarter 2025 performance, which was paid on March 16, 2026.

The following table presents cash dividends declared and the related dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Dividend declared per common share	$0.37	$0.37	$0.36
Dividend payout ratio	56%	51%	88%

As of March 31, 2026, the Company has authorization from its Board to repurchase up to $700 million of shares of common stock. Authorization for such share repurchase program will expire on November 30, 2026. As of March 31, 2026, $400 million remained available to repurchase shares under this program. During the three months ended March 31, 2026, the Company repurchased 6.5 million shares under this plan. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals.

As part of the Company's capital management strategy, and in support of Columbia’s authorized share repurchase program, the Bank upstreams capital through the repurchase of Bank common stock rather than through dividends. This approach allows capital to be transferred to the parent while avoiding reductions to Bank retained earnings. During the three months ended March 31, 2026, the Bank repurchased $200 million of its common stock. These transactions are accounted for as reductions to Bank common stock, represent intercompany equity transactions, and do not impact consolidated capital, results of operations, or regulatory capital ratios. Bank stock repurchases are distinct from dividends and are executed subject to applicable state and federal regulatory approvals.

The Company is committed to managing capital to maintain strong protection for depositors and creditors and for maximum shareholder benefit. The Company also manages its capital to exceed regulatory capital requirements for banking organizations. Regulatory capital requirements applicable to the Company are based on Basel III and require the Company to calculate capital adequacy as a percentage of risk-weighted assets under the standardized approach. All regulatory ratios exceeded regulatory "well-capitalized" requirements.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy Purposes	To be Well-Capitalized
(in millions)	Amount	Ratio	Ratio	Ratio
March 31, 2026
Total Capital (to Risk Weighted Assets)
Consolidated	$6,927	13.38%	8.00%	10.00%
Bank	$6,736	13.01%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$5,994	11.58%	6.00%	8.00%
Bank	$6,264	12.10%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$5,994	11.58%	4.50%	6.50%
Bank	$6,264	12.10%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$5,994	9.31%	4.00%	5.00%
Bank	$6,264	9.72%	4.00%	5.00%
December 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$7,012	13.63%	8.00%	10.00%
Bank	$6,819	13.26%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$6,070	11.80%	6.00%	8.00%
Bank	$6,339	12.32%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$6,070	11.80%	4.50%	6.50%
Bank	$6,339	12.32%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$6,070	9.29%	4.00%	5.00%
Bank	$6,339	9.70%	4.00%	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2026 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2025.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	March 31, 2026		December 31, 2025
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	0.1%	5.3%	nm	5.0%
Up 200 basis points	0.1%	3.6%	nm	3.4%
Up 100 basis points	nm	1.7%	nm	1.6%
Down 100 basis points	0.2%	(1.4)%	0.3%	(1.4)%
Down 200 basis points	2.0%	(1.7)%	2.2%	(1.6)%
Down 300 basis points	5.3%	(1.4)%	5.3%	(1.5)%

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

Simulation results indicate limited exposure to interest rate risk in an increasing rate environment, with increasing net interest income in a declining interest rate environment.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The federal funds rate, the basis for overnight funding and driver of the short end of the yield curve, remained at 3.75% during the first quarter of 2026. Longer maturities are influenced by the market's expectations for economic growth and inflation but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Based on the FOMC Members' median expectations for the federal funds target rate, the federal funds rate is projected to remain stable at 3.75% for the remainder of 2026.

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

The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	March 31, 2026	December 31, 2025
Up 300 basis points	(6.9)%	(10.1)%
Up 200 basis points	(4.4)%	(6.5)%
Up 100 basis points	(2.2)%	(3.3)%
Down 100 basis points	2.1%	3.2%
Down 200 basis points	3.4%	5.3%
Down 300 basis points	1.9%	4.6%

Our EVE analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including core deposit intangibles. As of March 31, 2026, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangibles.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2026.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 8 – Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors relating to the Company's business discussed under "Part I—Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information regarding repurchases of the Company's common stock during the quarter                 ended March 31, 2026:

Period	Total number of Common Shares Purchased (in thousands) (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan (in millions) (2)
01/01/26 - 01/31/26	59	$28.41	—	$600
02/01/26 - 02/28/26	5,310	$31.23	5,180	$438
03/01/26 - 03/31/26	1,598	$28.44	1,315	$400
Total for quarter	6,966	$30.56	6,494

(1)Common shares repurchased by the Company during the quarter included the cancellation of 471,737 shares that otherwise would have been issued upon vesting of restricted stock units and awards to satisfy withholding tax obligations.

(2)On October 29, 2025, Columbia's Board of Directors authorized a new share repurchase program for up to $700 million of the Company's common stock, The authorization is effective through November 30, 2026. During the quarter ended March 31, 2026, the Company repurchased 6.5 million shares for an aggregate purchase price of $200 million. As of March 31, 2026, $400 million remained available for future share repurchases. The timing and amount of future repurchases will depend upon a number of factors, including the market price for the Company's common stock, applicable laws and regulations, asset growth, earnings, the Company's capital plan, and required bank and bank holding company regulatory approvals.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

On March 4, 2026, Torran Nixon, Senior Executive Vice President of the Company, terminated a trading arrangement for the sale of shares of Columbia common stock (a “Rule 10b5-1 Trading Plan”) that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Nixon's Rule 10b5-1 Trading Plan was adopted on November 25, 2025 and provided for termination on November 2, 2026 (subject to earlier termination events) and for the sale of up to 7,461 shares of Columbia common stock pursuant to the terms of the plan. As of March 31, 2026, Mr. Nixon had sold 4,481 shares of Columbia common stock under the plan.

During the three months ended March 31, 2026, other than disclosed above, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Certain of our officers have made, and may from time to time make, elections to (i) have shares of Columbia common stock withheld to cover withholding taxes (ii) have dividends from Columbia common stock reinvested into Columbia common stock, (iii) participate in our 401(k) and profit sharing plan, which includes Columbia common stock as an investment option, and have a portion of their 401k account contributions used to purchase Columbia common stock, or (iv) participate in the ESPP, which may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	May 5, 2026	/s/ Clint E. Stein
Clint E. Stein Chair, Chief Executive Officer and President

Dated	May 5, 2026	/s/ Ivan A. Seda
Ivan A. Seda Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	May 5, 2026	/s/ Brock M. Lakely
Brock M. Lakely Executive Vice President, Chief Accounting Officer and Principal Accounting Officer