Form 10-Q
period 2026-06-30
COLUMBIA BANKING SYSTEM, INC.
filed 2026-08-04
CIK 887343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 282,902,268 shares outstanding as of July 31, 2026.

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

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, shares in thousands)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks (restricted cash of $3 and $4)	$648	$511
Interest-bearing cash and temporary investments (restricted cash of $13 and $12)	1,121	1,869
Total cash and cash equivalents	1,769	2,380
Investment securities
Equity and other, at fair value	126	113
Available for sale, at fair value	11,131	11,112
Held to maturity, at amortized cost	17	18
Loans held for sale	61	262
Loans and leases (at fair value: $70 and $78)	47,166	47,776
Allowance for credit losses on loans and leases	(458)	(466)
Net loans and leases	46,708	47,310
Restricted equity securities	207	159
Premises and equipment, net	424	422
Goodwill	1,482	1,482
Other intangible assets, net	633	712
Bank-owned life insurance	1,227	1,218
Other assets	1,595	1,644
Total assets	$65,380	$66,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing	$17,218	$17,419
Interest-bearing	34,838	36,792
Total deposits	52,056	54,211
Securities sold under agreements to repurchase	189	207
Borrowings	4,250	3,200
Junior subordinated debentures, at fair value	339	338
Junior and other subordinated debentures, at amortized cost	97	97
Other liabilities	897	939
Total liabilities	57,828	58,992
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value, shares authorized: 2,000, issued and outstanding: 0	—	—
Common stock, no par value, shares authorized in 2026 and 2025: 520,000; issued and outstanding: 282,817 in 2026 and 295,422 in 2025	7,702	8,099
Retained earnings (accumulated deficit)	160	(26)
Accumulated other comprehensive loss	(310)	(233)
Total shareholders' equity	7,552	7,840
Total liabilities and shareholders' equity	$65,380	$66,832

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in millions, except per share amounts, shares in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INTEREST INCOME
Interest and fees on loans and leases	$683	$564	$1,367	$1,117
Interest and dividends on investment securities:
Taxable	98	80	201	149
Exempt from federal income tax	12	7	24	14
Dividends	4	3	7	6
Interest on temporary investments and interest-bearing deposits	13	16	27	32
Total interest income	810	670	1,626	1,318
INTEREST EXPENSE
Interest on deposits	173	180	357	357
Interest on securities sold under agreement to repurchase and federal funds purchased	1	1	2	2
Interest on borrowings	39	35	69	71
Interest on junior and other subordinated debentures	8	8	15	17
Total interest expense	221	224	443	447
Net interest income	589	446	1,183	871
PROVISION FOR CREDIT LOSSES	27	30	55	57
Net interest income after provision for credit losses	562	416	1,128	814
NON-INTEREST INCOME
Service charges on deposits	23	20	43	39
Card-based fees	17	14	32	27
Financial services and trust revenue	15	6	30	11
Residential mortgage banking revenue, net	7	8	19	17
(Loss) gain on investment securities, net	(1)	—	(1)	2
Gain on loan and lease sales, net	—	—	1	—
(Loss) gain on certain loans held for investment, at fair value	(1)	—	(3)	7
Bank-owned life insurance income	9	5	18	10
Other income	19	12	32	18
Total non-interest income	88	65	171	131
NON-INTEREST EXPENSE
Salaries and employee benefits	196	155	392	300
Occupancy and equipment, net	65	47	131	95
Communications	5	4	9	7
Marketing	5	3	10	6
Services	16	12	31	27
Deposit costs	14	2	28	4
FDIC assessments	9	8	18	16
Intangible amortization	38	26	79	54
Merger and restructuring expense	9	8	33	23
Legal settlement	—	—	—	55
Other expenses	18	13	38	31
Total non-interest expense	375	278	769	618
Income before provision for income taxes	275	203	530	327
Provision for income taxes	67	51	130	88
Net income	$208	$152	$400	$239
Earnings per common share:
Basic	$0.73	$0.73	$1.39	$1.14
Diluted	$0.73	$0.73	$1.38	$1.14
Weighted average number of common shares outstanding:
Basic	285,558	209,125	288,130	208,964
Diluted	286,472	209,975	289,212	209,965
See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$208	$152	$400	$239
Available for sale securities:
Unrealized (losses) gains arising during the period	(21)	36	(104)	166
Income tax benefit (expense) related to unrealized (losses) gains	6	(9)	28	(43)
Net change in unrealized (losses) gains for available for sale securities	(15)	27	(76)	123

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(5)	(2)	(1)	8
Income tax benefit (expense) related to unrealized gains	1	—	—	(2)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(4)	(2)	(1)	6

Other comprehensive (loss) income, net of tax	(19)	25	(77)	129
Comprehensive income	$189	$177	$323	$368

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in millions, shares in thousands)	Shares	Amount			Total
Balance at January 1, 2025	209,536	$5,817	$(237)	$(462)	$5,118
Net income			87		87
Other comprehensive income, net of tax				104	104
Stock-based compensation		11			11
Stock repurchased and retired	(250)	(6)			(6)
Issuances of common stock under stock plans	748	—			—
Issuances of common stock under ESPP	78	$1			1
Cash dividends on common stock ($0.36 per share)			(77)		(77)
Balance at March 31, 2025	210,112	$5,823	$(227)	$(358)	$5,238
Net income			152		152
Other comprehensive income, net of tax				25	25
Stock-based compensation		5			5
Stock repurchased and retired	(75)	(2)			(2)
Issuances of common stock under stock plans	176	—			—
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at June 30, 2025	210,213	$5,826	$(151)	$(333)	$5,342
Net income			96		96
Other comprehensive income, net of tax				65	65
Stock-based compensation		7			7
Stock repurchased and retired	(10)	(1)			(1)
Issuances of common stock under stock plans	1,232	—			—
Issuances of common stock under ESPP	80	2			2
Stock issued in connection with acquisitions	87,631	$2,355			2,355
Cash dividends on common stock ($0.36 per share)			(76)		(76)
Balance at September 30, 2025	299,146	$8,189	$(131)	$(268)	$7,790
Net income			215		215
Other comprehensive income, net of tax				35	35
Stock-based compensation		10			10
Stock repurchased and retired	(3,723)	(100)			(100)
Issuances of common stock under stock plans	(1)	—			—
Cash dividends on common stock ($0.37 per share)			(110)		(110)
Balance at December 31, 2025	295,422	$8,099	$(26)	$(233)	$7,840
Net income			192		192
Other comprehensive loss, net of tax				(58)	(58)
Stock-based compensation		10			10
Stock repurchased and retired	(6,966)	(215)			(215)
Issuances of common stock under stock plans	1,004	—			—
Issuances of common stock under ESPP	70	2			2
Cash dividends on common stock ($0.37 per share)			(107)		(107)
Balance at March 31, 2026	289,530	$7,896	$59	$(291)	$7,664
Net income			208		208
Other comprehensive loss, net of tax				(19)	(19)
Stock-based compensation		9			9
Stock repurchased and retired	(6,733)	(203)			(203)
Issuances of common stock under stock plans	20	—			—
Cash dividends on common stock ($0.37 per share)			(107)		(107)
Balance at June 30, 2026	282,817	$7,702	$160	$(310)	$7,552

See accompanying notes to consolidated financial statements.

COLUMBIA BANKING SYSTEM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55	57
Change in cash surrender value of bank-owned life insurance	(20)	(11)
Depreciation, amortization and accretion, net	47	31
Gain on sale of premises and equipment	(2)	(3)
Additions to residential mortgage servicing rights carried at fair value	(5)	(4)
Change in fair value of residential mortgage servicing rights carried at fair value	(1)	9
Stock-based compensation	19	16
Net change in fair value of equity and other investments	(14)	(13)
Loss (gain) on investment securities, net	1	(2)
Gain on sale of loans and leases, net	(8)	(6)
Change in fair value of loans held for sale	(15)	(1)
Origination of loans held for sale	(366)	(300)
Proceeds from sales of loans held for sale	650	322
Change in other assets and liabilities:
Net decrease in other assets	113	25
Net decrease in other liabilities	(65)	(130)
Net cash provided by operating activities	789	229
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(671)	(548)
Proceeds from investment securities available for sale	599	372
Purchases of restricted equity securities	(171)	(138)
Redemption of restricted equity securities	123	126
Net change in loans and leases	315	(33)
Proceeds from sales of loans and leases	167	8
Purchases of premises and equipment, net of proceeds from sales	(24)	(22)
Proceeds from bank-owned life insurance death benefits	11	2
Purchase of bank-owned life insurance	—	(3)
Other	2	2
Net cash provided by (used in) investing activities	351	(234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	(2,155)	22
Net decrease in securities sold under agreements to repurchase	(18)	(45)
Proceeds from borrowings	8,050	5,525
Repayment of borrowings	(7,000)	(5,275)
Net proceeds from issuance of common stock under ESPP	2	1
Dividends paid on common stock	(212)	(150)
Repurchase and retirement of common stock	(418)	(9)
Net cash (used in) provided by financing activities	(1,751)	69
Net (decrease) increase in cash and cash equivalents	(611)	64
Cash and cash equivalents, beginning of period	2,380	1,878
Cash and cash equivalents, end of period	$1,769	$1,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$452	$440
Income taxes	$55	$85
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(76)	$123
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(1)	$6
Transfer of loans held for sale to loans held for investment	$20	$3

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

Basis of Presentation - In preparing these consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2026, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include those that are normal and recurring in nature and considered necessary for a fair presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

Change in Accounting Estimate - During the second quarter of 2026, the Company changed its methodology for estimating the ACL from a DCF approach to a non-DCF methodology. The revised methodology continues to incorporate PD and LGD assumptions in estimating expected credit losses. Management concluded that the impact of the change was not material to the Company's consolidated financial statements. The change was accounted for as a change in accounting estimate under ASC 250, Accounting Changes and Error Corrections, and was applied prospectively beginning in the second quarter of 2026. For additional information regarding this change in estimate, see Note 5 – Allowance for Credit Losses.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Fair value measurements were based on significant estimates and assumptions in effect as of the acquisition date and may be subject to adjustment during the measurement period. As of June 30, 2026, the initial accounting for deferred taxes remains preliminary, as the tax returns have not yet been finalized. Accordingly, the deferred tax amounts recognized in the consolidated financial statements are provisional and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date, with any such adjustment recorded to goodwill. Additional information regarding valuation methodologies, as well as the fair values and unpaid principal loan balances acquired, is included in Note 2 – Business Combinations of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The Company's consolidated results for the three and six months ended June 30, 2026 include the operating results of Pacific Premier's operations subsequent to the August 31, 2025 acquisition date. Separate operating results for Pacific Premier are not presented, as they are not practicable to determine following the integration of operations.

During the three and six months ended June 30, 2026, the Company incurred $7 million and $27 million, respectively, of acquisition-related expenses associated with the acquisition of Pacific Premier. These costs were expensed as incurred and primarily included in non-interest expense.

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

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2025	June 30, 2025
Net interest income	$618	$1,214
Non-interest income	$82	$170
Net income (1)	$217	$376
(1) Pro forma net income for the three and six months ended June 30, 2025 excludes $11 million and $25 million, respectively, of acquisition-related costs assumed to have been incurred in the first quarter of 2024.

Note 3 – Debt Securities

The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities as of the dates presented:

	June 30, 2026
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,272	$1	$(42)	$1,231
Obligations of states and political subdivisions	1,563	48	(17)	1,594
Mortgage-backed securities and collateralized mortgage obligations	8,664	16	(374)	8,306
Total available for sale securities	$11,499	$65	$(433)	$11,131
Held to maturity:
Corporate and other securities	$17	$1	$—	$18
Total held to maturity securities	$17	$1	$—	$18

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,332	$6	$(38)	$1,300
Obligations of states and political subdivisions	1,597	47	(15)	1,629
Mortgage-backed securities and collateralized mortgage obligations	8,447	63	(327)	8,183
Total available for sale securities	$11,376	$116	$(380)	$11,112
Held to maturity:
Corporate and other securities	$18	$1	$—	$19
Total held to maturity securities	$18	$1	$—	$19

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Accrued interest on investment securities totaled $45 million and $46 million as of June 30, 2026 and December 31, 2025, respectively, and is included in other assets on the Consolidated Balance Sheets. There were no gross realized gains or losses from sales of AFS debt securities for the three and six months ended June 30, 2026 and 2025.

The following tables present debt securities that were in an unrealized loss position as of the dates presented, categorized by the length of time individual securities have been in an unrealized loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$197	$(1)	$745	$(41)	$942	$(42)
Obligations of states and political subdivisions	219	(1)	138	(16)	357	(17)
Mortgage-backed securities and collateralized mortgage obligations	4,298	(51)	1,913	(323)	6,211	(374)
Total temporarily impaired securities	$4,714	$(53)	$2,796	$(380)	$7,510	$(433)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$50	$—	$778	$(38)	$828	$(38)
Obligations of states and political subdivisions	29	—	219	(15)	248	(15)
Mortgage-backed securities and collateralized mortgage obligations	1,287	(9)	2,374	(318)	3,661	(327)
Total temporarily impaired securities	$1,366	$(9)	$3,371	$(371)	$4,737	$(380)

The number of individual debt securities in an unrealized loss position in the tables above increased to 814 as of June 30, 2026, as compared to 592 at December 31, 2025. The unrealized losses in the Company's debt securities portfolio are primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, rather than deterioration in the credit quality of the issuers. Management actively monitors the published credit ratings of the issuers of the debt securities for any material changes in rating or outlooks. As the decline in fair value of the debt securities is attributable to interest rate movements and market spread volatility and not credit related factors, no ACL has been recorded on these debt securities as of June 30, 2026.

The following table presents the contractual maturities of the Company's debt securities as of June 30, 2026. Actual maturities may differ from contractual maturities due to the potential for early calls, prepayments, or principal repayments, with or without call or prepayment penalties.

	Available For Sale		Held To Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$564	$561	$—	$—
Due after one year through five years	2,640	2,600	—	—
Due after five years through ten years	1,602	1,565	1	1
Due after ten years	6,693	6,405	16	17
Total debt securities	$11,499	$11,131	$17	$18

As of June 30, 2026 and December 31, 2025, debt securities with carrying amounts of $6.6 billion and $6.8 billion, respectively, and fair values of $6.2 billion and $6.5 billion, respectively, were pledged to secure borrowing capacity, public deposits, repurchase agreements, and other obligations, as required or permitted by law.

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of the dates presented:

(in millions)	June 30, 2026	December 31, 2025
Commercial real estate
Non-owner occupied term	$7,584	$8,206
Owner occupied term	7,405	7,314
Multifamily	10,122	10,281
Construction & development	1,529	1,707
Residential development	369	362
Commercial
Term	7,004	6,713
Lines of credit & other	3,794	3,643
Leases & equipment finance	1,617	1,599
Residential
Mortgage	5,402	5,624
Home equity loans & lines	2,176	2,149
Consumer & other	164	178
Total loans and leases, net of deferred fees and costs	$47,166	$47,776

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans and leases disclosed throughout this note. Interest accrued on loans and leases totaled $181 million and $186 million as of June 30, 2026 and December 31, 2025, respectively, and is included in other assets on the Consolidated Balance Sheets. As of June 30, 2026, loans totaling $29.9 billion were pledged to secure borrowings and available lines of credit, compared to $30.6 billion as of December 31, 2025.

As of June 30, 2026 and December 31, 2025, the net deferred fees and costs were $57 million and $54 million, respectively. Originated loans and leases are reported at the principal amount outstanding, net of deferred fees and costs, partial charge-offs, and interest applied to principal. Total loans and leases also include discounts on acquired loans of $622 million and $707 million as of June 30, 2026 and December 31, 2025, respectively.

Purchased loans are recorded at fair value at the date of purchase. The Company evaluates purchased loans to determine whether they have experienced more-than-insignificant deterioration since origination. Purchased loans that have experienced more-than-insignificant deterioration from origination are considered PCD loans. All other purchased loans are considered non-PCD loans. The outstanding contractual unpaid principal balance of PCD loans, excluding acquisition accounting adjustments, was $428 million and $473 million as of June 30, 2026 and December 31, 2025, respectively. The carrying balance of PCD loans was $372 million and $416 million as of June 30, 2026 and December 31, 2025, respectively.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three years to five years. Interest income recognized on these leases was $5 million and $11 million for the three and six months ended June 30, 2026, respectively, as compared to $6 million and $11 million for the three and six months ended June 30, 2025, respectively.

Note 5 – Allowance for Credit Losses

The ACL represents management's estimate of expected lifetime credit losses for financial assets measured at amortized costs, including loans and leases and unfunded commitments. For a description of the Company's ACL methodology and significant assumptions, refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and the discussion below.

As of June 30, 2026, the ACL was $475 million, a decrease of $10 million from the December 31, 2025 balance of $485 million. The change in the ACL primarily reflects credit migration trends and changes in the economic assumptions incorporated into the Company's credit loss models. The Company estimates expected credit losses using internally developed models that project PD and LGD for loans and leases, incorporating forecasted economic conditions and relevant macroeconomic variables. Management evaluates multiple economic scenarios at each measurement date and selects the scenario determined to be most probable based on current economic conditions. Forecast assumptions are updated periodically and incorporated into the ACL calculation. Changes in projected macroeconomic variables over the forecast period may materially impact the ACL, with uncertainty increasing over longer projection horizons.

During the second quarter of 2026, the Company modified its ACL estimation methodology by transitioning from a DCF methodology to a non-DCF methodology across substantially all loan segments. The methodology change increased the quantitative ACL by $34 million at June 30, 2026. Additionally, the Company revised certain components of its qualitative adjustments, resulting in a $30 million reduction in the ACL. The impact of these updates was a net increase in the total ACL of $4 million as of June 30, 2026. The change in ACL methodology was accounted for prospectively as a change in estimate. The Company's ACL methodology is described in its Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 5 – Allowance for Credit Losses for a discussion of the methodology changes implemented during the second quarter of 2026 and the Company's current ACL estimation approach.

The Bank opted to use Moody's Analytics' May 2026 consensus economic forecast for estimating the ACL as of June 30, 2026. The forecast used to calculate the ACL as of June 30, 2026 is projecting higher GDP growth, higher unemployment rates, and average federal funds rates trending lower. This is compared to the December 31, 2025 ACL calculation, which used Moody’s Analytics’ November 2025 consensus economic forecast to forecast the variables used in the models.

In the consensus scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and includes the following variables:

	2027	2028	2029	2030
U.S. real GDP average annualized growth	2.0%	2.0%	2.1%	2.1%
U.S. unemployment rate average	4.4%	4.1%	4.2%	4.2%
Forecasted average federal funds rate	3.6%	3.4%	3.3%	3.3%

The Bank uses an additional scenario with the same economic variables, but with varying severity, to assess ACL sensitivity and inform qualitative adjustments. For this analysis, the Bank selected Moody's Analytics' May 2026 S2 scenario (the "S2 Scenario"), which predicts a 75% probability of better economic performance and a 25% probability of worse performance. The S2 Scenario includes the following variables:

	2027	2028	2029	2030
U.S. real GDP average annualized growth	0.5%	2.5%	2.7%	2.7%
U.S. unemployment rate average	6.6%	4.7%	4.5%	4.5%
Forecasted average federal funds rate	2.3%	2.2%	3.1%	3.0%

Management reviewed the results derived from the economic scenarios and sensitivity analyses of changes in macroeconomic variables and considered these factors in evaluating qualitative adjustments. Along with the quantitative results produced by the models, management also considers prepayment speeds and other qualitative factors when determining the ACL. Qualitative adjustments are applied to address risks and uncertainties that may not be fully reflected in the modeled estimate, including changes in economic conditions, portfolio trends, concentrations of credit risk, and other internal and external factors that could affect expected credit losses. This approach helps ensure that the allowance remains appropriately resilient and responsive to emerging risks, thereby supporting the resilience of the Bank's credit portfolio. These qualitative adjustments supplement the modeled estimate and reflect management's assessment of risks and uncertainties that may not be fully captured by the quantitative analysis. As of June 30, 2026, the Company evaluated qualitative factors and applied a net upward adjustment to the quantitative results for the ACL as set forth above, reflecting risks and uncertainties similar to those considered as of December 31, 2025.

Management believes the ACL was adequate as of June 30, 2026. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

The following tables summarize activity related to the ACL by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2026
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$212	$208	$33	$6	$459
Provision (recapture) for credit losses on loans and leases	6	34	(12)	1	29
Charge-offs	(1)	(32)	—	(2)	(35)
Recoveries	—	4	—	1	5
Net charge-offs	(1)	(28)	—	(1)	(30)
Balance, end of period	$217	$214	$21	$6	$458
Reserve for unfunded commitments
Balance, beginning of period	$11	$6	$1	$1	$19
Recapture of credit losses on unfunded commitments	(2)	—	—	—	(2)
Balance, end of period	9	6	1	1	17
Total allowance for credit losses	$226	$220	$22	$7	$475

	Six Months Ended June 30, 2026
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$198	$226	$34	$8	$466
Provision (recapture) for credit losses on loans and leases	20	51	(13)	(1)	57
Charge-offs	(1)	(71)	—	(3)	(75)
Recoveries	—	8	—	2	10
Net charge-offs	(1)	(63)	—	(1)	(65)
Balance, end of period	$217	$214	$21	$6	$458
Reserve for unfunded commitments
Balance, beginning of period	$10	$7	$1	$1	$19
(Recapture) provision for credit losses on unfunded commitments	(1)	(1)	—	—	(2)
Balance, end of period	9	6	1	1	17
Total allowance for credit losses	$226	$220	$22	$7	$475

	Three Months Ended June 30, 2025
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$168	$214	$32	$7	$421
(Recapture) provision for credit losses on loans and leases	(8)	34	2	1	29
Charge-offs	—	(33)	—	(1)	(34)
Recoveries	—	5	—	—	5
Net charge-offs	—	(28)	—	(1)	(29)
Balance, end of period	$160	$220	$34	$7	$421
Reserve for unfunded commitments
Balance, beginning of period	$8	$7	$1	$1	$17
Provision for credit losses on unfunded commitments	—	1	—	—	1
Balance, end of period	8	8	1	1	18
Total allowance for credit losses	$168	$228	$35	$8	$439

	Six Months Ended June 30, 2025
(in millions)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154	$219	$45	$7	$425
(Recapture) provision for credit losses on loans and leases	6	58	(10)	1	55
Charge-offs	—	(66)	(1)	(2)	(69)
Recoveries	—	9	—	1	10
Net charge-offs	—	(57)	(1)	(1)	(59)
Balance, end of period	$160	$220	$34	$7	$421
Reserve for unfunded commitments
Balance, beginning of period	$6	$7	$2	$1	$16
Provision (recapture) for credit losses on unfunded commitments	2	1	(1)	—	2
Balance, end of period	8	8	1	1	18
Total allowance for credit losses	$168	$228	$35	$8	$439

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. As of June 30, 2026, there were no non-accrual loans and leases without a related ACL, compared to $2 million as of December 31, 2025. This excludes collateral-dependent loans and leases that had been written down to net realizable value, and therefore did not require an associated ACL, which totaled $91 million and $67 million, at June 30, 2026 and December 31, 2025, respectively. The remaining non-accrual loan balances were substantially covered by government guarantees. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2026 and 2025.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of the dates presented:

	June 30, 2026
(in millions)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing (2)	Total Past Due	Non-Accrual (2)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term	$9	$1	$—	$10	$40	$7,534	$7,584
Owner occupied term	6	2	4	12	56	7,337	7,405
Multifamily	10	6	—	16	—	10,106	10,122
Construction & development	—	—	—	—	—	1,529	1,529
Residential development	—	—	—	—	—	369	369
Commercial
Term	5	1	—	6	32	6,966	7,004
Lines of credit & other	24	6	—	30	36	3,728	3,794
Leases & equipment finance	15	14	4	33	16	1,568	1,617
Residential
Mortgage (1)	—	14	74	88	—	5,314	5,402
Home equity loans & lines	9	3	10	22	—	2,154	2,176
Consumer & other	—	—	—	—	—	164	164
Total, net of deferred fees and costs	$78	$47	$92	$217	$180	$46,769	$47,166
(1) Includes government guaranteed mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $4 million at June 30, 2026.
(2) Includes government guaranteed portion of $41 million and $37 million for 90 days or more and non-accrual loans, respectively.

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
Collateral-Dependent Loans and Leases

Loans and leases are classified as collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables summarize the amortized cost basis of the collateral-dependent loans and leases by the type of collateral securing the assets as of the periods indicated:

	June 30, 2026
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$38	$—	$38
Owner occupied term	—	51	—	51
Commercial
Term	—	3	18	21
Lines of credit & other	—	4	30	34
Leases & equipment finance	—	—	16	16
Residential
Mortgage	75	—	—	75
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$77	$96	$64	$237

	December 31, 2025
(in millions)	Residential Real Estate	Commercial Real Estate	General Business Assets	Total
Commercial real estate
Non-owner occupied term	$—	$26	$—	$26
Owner occupied term	—	17	—	17
Multifamily	—	6	—	6
Commercial
Term	—	1	16	17
Lines of credit & other	—	1	19	20
Leases & equipment finance	—	—	19	19
Residential
Mortgage	70	—	—	70
Home equity loans & lines	2	—	—	2
Total, net of deferred fees and costs	$72	$51	$54	$177

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

The following tables present the amortized cost basis of loans and leases that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans and leases to borrowers in financial distress that were modified as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2026
(in millions)	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$1	$—	$—	$1	0.01%
Commercial
Term	—	2	—	2	0.03%
Lines of credit & other	13	—	—	13	0.34%
Leases & equipment finance	1	—	—	1	0.06%
Residential
Mortgage	—	6	2	8	0.15%
Total modified loans and leases experiencing financial difficulty	$15	$8	$2	$25	0.05%

	Six Months Ended June 30, 2026
(in millions)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combo - Term Extension and Other-Than- Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$13	$1	$—	$—	$14	0.18%
Owner occupied term	—	—	28	—	28	0.38%
Construction & development	—	3	—	—	3	0.20%
Commercial
Term	5	6	2	—	13	0.19%
Lines of credit & other	—	66	—	—	66	1.74%
Leases & equipment finance	—	1	—	—	1	0.06%
Residential
Mortgage	—	—	11	6	17	0.31%
Total modified loans and leases experiencing financial difficulty	$18	$77	$41	$6	$142	0.30%

	Three Months Ended June 30, 2025
(in millions)	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$—	$—	$21	$—	$21	0.34%
Owner occupied term	3	—	—	—	3	0.06%
Construction & development	2	—	8	—	$10	0.48%
Commercial
Term	—	3	10	—	13	0.23%
Lines of credit & other	10	—	—	1	11	0.38%
Leases & equipment finance	1	—	—	—	1	0.07%
Residential
Mortgage	1	7	—	1	9	0.15%
Total modified loans and leases experiencing financial difficulty	$17	$10	$39	$2	$68	0.18%

	Six Months Ended June 30, 2025
(in millions)	Interest Rate Reduction	Term Extension	Other -Than-Insignificant Payment Delay	Combination - Interest Rate Reduction and Term Extension	Combo - Term Extension and Other-Than-Insignificant Payment Delay	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied term	$—	$—	$—	$21	$—	$21	0.34%
Owner occupied term	—	4	1	—	—	5	0.09%
Construction & development	—	2	—	8	—	10	0.48%
Commercial
Term	—	—	8	10	—	18	0.35%
Lines of credit & other	12	25	2	—	1	40	1.34%
Leases & equipment finance	—	2	—	—	—	2	0.13%
Residential
Mortgage	—	1	14	—	2	17	0.29%
Total modified loans and leases experiencing financial difficulty	$12	$34	$25	$39	$3	$113	0.30%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

Three Months Ended June 30, 2026
	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	7 months	—
Commercial
Lines of credit & other	6 months	—
Leases & equipment finance	1.3 years	—
Residential
Mortgage	12.2 years	$1

	Six Months Ended June 30, 2026
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	6.41%	7 months	—
Owner occupied term	—	—	$28
Construction & development	—	7 months	—
Commercial
Term	4.50%	7 months	—
Lines of credit & other	—	7 months	—
Leases & equipment finance	—	1.1 years	—
Residential
Mortgage	—	12.2 years	$1

	Three Months Ended June 30, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	3.54%	1.9 years	—
Owner occupied term	—	4 months	—
Construction & development	3.57%	5 months	—
Commercial
Term	3.54%	1.9 years	—
Lines of credit & other	—	5 months	$1
Leases & equipment finance	—	1.0 year	—
Residential
Mortgage	0.60%	11.8 years	$1

	Six Months Ended June 30, 2025
	Interest Rate Modification	Term Extension	Other-Than-Insignificant Payment Delay
(in millions)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension	Deferral Amount
Commercial real estate
Non-owner occupied term	3.54%	1.9 years	—
Owner occupied term	—	5 months	$1
Construction & development	3.57%	5 months	—
Commercial
Term	3.45%	1.9 years	—
Lines of credit & other	0.26%	9 months	$3
Leases & equipment finance	—	1.0 year	—
Residential
Mortgage	0.57%	9.8 years	$1

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

	Three Months Ended June 30, 2026
(in millions)	Other-Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$28	$—	$28
Commercial
Term	—	1	1
Residential
Mortgage	—	2	2
Total loans and leases experiencing financial difficulty with a subsequent default	$28	$3	$31

	Six Months Ended June 30, 2026
(in millions)	Other-Than-Insignificant Payment Delay	Combo - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$28	$—	$28
Commercial
Term	—	1	1
Residential
Mortgage	2	2	4
Total loans and leases experiencing financial difficulty with a subsequent default	$30	$3	$33

For the three months ended June 30, 2025, all modified loans and leases were current and there were no loan or lease modifications made to borrowers experiencing financial difficulty that subsequently defaulted.

	Six Months Ended June 30, 2025
(in millions)	Term Extension	Other-Than-Insignificant Payment Delay	Combination - Term Extension and Other-than-Insignificant Payment Delay	Total
Commercial real estate
Owner occupied term	$—	$1	$—	$1
Commercial
Lines of credit & other	1	—	1	2
Residential
Mortgage	1	—	—	1
Total loans and leases experiencing financial difficulty with a subsequent default	$2	$1	$1	$4

The following tables present an age analysis of loans and leases as of June 30, 2026 and 2025 that have been modified within the prior twelve months:

	June 30, 2026
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$1	$—	$—	$—	$14	$15
Owner occupied term	6	—	—	—	28	34
Construction & development	2	—	—	—	—	2
Commercial
Term	33	—	—	—	1	34
Lines of credit & other	46	—	2	—	22	70
Leases & equipment finance	2	—	—	—	—	2
Residential
Mortgage	22	—	2	5	—	29
Total loans and leases modified	$112	$—	$4	$5	$65	$186

	June 30, 2025
(in millions)	Current	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or Greater Past Due	Nonaccrual	Total
Commercial real estate
Non-owner occupied term	$21	$—	$—	$—	$—	$21
Owner occupied term	4	—	—	—	1	5
Construction & development	10	—	—	—	—	10
Commercial
Term	21	—	—	—	5	26
Lines of credit & other	36	1	—	—	7	44
Leases & equipment finance	2	1	—	—	—	3
Residential
Mortgage	24	—	2	3	—	29
Total loans and leases modified	$118	$2	$2	$3	$13	$138

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

The following tables present the amortized cost basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable, as well as gross charge-offs for the dates presented:

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2026	2026	2025	2024	2023	2022	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$147	$708	$264	$490	$1,620	$4,118	$39	$—	$7,386
Special mention	—	18	6	—	14	47	—	—	85
Substandard	13	23	—	—	4	71	—	—	111
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	2	—	—	2
Total non-owner occupied term	$160	$749	$270	$490	$1,638	$4,238	$39	$—	$7,584
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied term
Credit quality indicator:
Pass/Watch	$489	$872	$515	$530	$1,303	$3,323	$33	$1	$7,066
Special mention	—	15	33	5	42	59	1	—	155
Substandard	—	36	5	8	20	106	—	—	175
Doubtful	—	—	3	—	3	1	—	—	7
Loss	—	—	—	—	—	2	—	—	2
Total owner occupied term	$489	$923	$556	$543	$1,368	$3,491	$34	$1	$7,405
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Multifamily
Credit quality indicator:
Pass/Watch	$134	$471	$334	$373	$2,773	$5,837	$121	$—	$10,043
Special mention	—	—	12	16	8	17	—	—	53
Substandard	—	—	—	—	23	3	—	—	26
Total multifamily	$134	$471	$346	$389	$2,804	$5,857	$121	$—	$10,122
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$54	$513	$339	$256	$224	$108	$1	$—	$1,495
Special mention	—	—	3	12	8	—	11	—	34
Substandard	—	—	—	—	—	—	—	—	—
Total construction & development	$54	$513	$342	$268	$232	$108	$12	$—	$1,529
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$35	$102	$38	$2	$6	$—	$185	$1	$369
Total residential development	$35	$102	$38	$2	$6	$—	$185	$1	$369
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$872	$2,758	$1,552	$1,692	$6,048	$13,694	$391	$2	$27,009

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2026	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$1,091	$1,098	$861	$363	$665	$1,371	$1,381	$—	$6,830
Special mention	3	3	19	10	23	24	—	—	82
Substandard	15	26	15	4	10	6	8	1	85
Doubtful	—	—	—	—	1	2	—	—	3
Loss	—	—	—	—	—	4	—	—	4
Total term	$1,109	$1,127	$895	$377	$699	$1,407	$1,389	$1	$7,004
Current YTD period:
Gross charge-offs	$—	$2	$—	$—	$2	$2	$—	$—	$6
Lines of credit & other
Credit quality indicator:
Pass/Watch	$60	$93	$63	$34	$32	$23	$3,279	$24	$3,608
Special mention	—	—	—	—	—	—	56	12	68
Substandard	—	7	8	—	16	1	59	26	117
Loss	—	—	1	—	—	—	—	—	1
Total lines of credit & other	$60	$100	$72	$34	$48	$24	$3,394	$62	$3,794
Current YTD period:
Gross charge-offs	$—	$—	$4	$—	$—	$12	$1	$12	$29
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$366	$476	$321	$202	$109	$40	$—	$—	$1,514
Special mention	1	5	14	5	2	—	—	—	27
Substandard	2	5	6	27	5	1	—	—	46
Doubtful	1	7	8	7	4	1	—	—	28
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$370	$494	$350	$241	$120	$42	$—	$—	$1,617
Current YTD period:
Gross charge-offs	$—	$3	$6	$4	$3	$20	$—	$—	$36

Total commercial	$1,539	$1,721	$1,317	$652	$867	$1,473	$4,783	$63	$12,415

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$134	$223	$194	$161	$1,551	$3,057	$—	$—	$5,320
Special mention	1	1	—	1	1	8	—	—	12
Substandard	—	2	—	2	7	9	—	—	20
Loss	—	12	6	4	8	20	—	—	50
Total mortgage	$135	$238	$200	$168	$1,567	$3,094	$—	$—	$5,402
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2026	2026	2025	2024	2023	2022	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$—	$—	$2	$6	$10	$68	$2,044	$23	$2,153
Special mention	—	—	—	2	1	2	7	2	14
Substandard	—	—	—	—	—	1	1	—	2
Loss	—	—	2	—	—	1	3	1	7
Total home equity loans & lines	$—	$—	$4	$8	$11	$72	$2,055	$26	$2,176
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total residential	$135	$238	$204	$176	$1,578	$3,166	$2,055	$26	$7,578

Consumer & other:
Credit quality indicator:
Pass/Watch	$15	$6	$5	$7	$4	$7	$119	$—	$163
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$15	$6	$5	$7	$4	$7	$120	$—	$164
Current YTD period:
Gross charge-offs	$1	$—	$—	$—	$—	$2	$—	$—	$3

Grand total	$2,561	$4,723	$3,078	$2,527	$8,497	$18,340	$7,349	$91	$47,166

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Non-owner occupied term
Credit quality indicator:
Pass/Watch	$815	$280	$506	$1,694	$1,603	$3,033	$35	$13	$7,979
Special mention	2	6	—	10	20	71	—	—	109
Substandard	27	—	—	22	12	55	—	—	116
Loss	—	—	—	—	1	1	—	—	2
Total non-owner occupied term	$844	$286	$506	$1,726	$1,636	$3,160	$35	$13	$8,206
Prior Year End period:
Gross charge-offs	$—	$—	$1	$—	$—	$9	$—	$—	$10
Owner occupied term
Credit quality indicator:
Pass/Watch	$921	$510	$466	$1,326	$1,325	$2,363	$24	$51	$6,986
Special mention	20	32	6	55	22	41	—	—	176
Substandard	4	29	2	12	41	46	—	9	143
Doubtful	—	3	—	3	—	—	—	—	6
Loss	—	—	—	—	1	2	—	—	3
Total owner occupied term	$945	$574	$474	$1,396	$1,389	$2,452	$24	$60	$7,314
Prior Year End period:
Gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$—	$1
Multifamily
Credit quality indicator:
Pass/Watch	$455	$348	$367	$2,787	$3,195	$2,958	$118	$—	$10,228
Special mention	—	—	14	9	—	22	—	—	45
Substandard	—	—	—	3	2	3	—	—	8
Total multifamily	$455	$348	$381	$2,799	$3,197	$2,983	$118	$—	$10,281
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & development
Credit quality indicator:
Pass/Watch	$345	$407	$391	$241	$98	$92	$28	$2	$1,604
Special mention	12	12	32	1	—	—	—	8	65
Substandard	38	—	—	—	—	—	—	—	38
Total construction & development	$395	$419	$423	$242	$98	$92	$28	$10	$1,707
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential development
Credit quality indicator:
Pass/Watch	$99	$57	$2	$8	$—	$—	$194	$2	$362
Total residential development	$99	$57	$2	$8	$—	$—	$194	$2	$362
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate	$2,738	$1,684	$1,786	$6,171	$6,320	$8,687	$399	$85	$27,870

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Term
Credit quality indicator:
Pass/Watch	$1,571	$701	$395	$800	$763	$851	$1,328	$21	$6,430
Special mention	13	22	49	53	23	2	11	—	173
Substandard	25	12	2	43	5	4	3	2	96
Doubtful	2	—	—	4	1	2	—	—	9
Loss	—	—	—	—	2	3	—	—	5
Total term	$1,611	$735	$446	$900	$794	$862	$1,342	$23	$6,713
Prior Year End period:
Gross charge-offs	$—	$1	$1	$1	$1	$2	$—	$—	$6
Lines of credit & other
Credit quality indicator:
Pass/Watch	$119	$70	$28	$42	$10	$18	$3,052	$106	$3,445
Special mention	1	—	—	—	—	—	74	5	80
Substandard	4	15	—	1	—	—	80	15	115
Doubtful	—	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other	$124	$85	$28	$43	$10	$18	$3,207	$128	$3,643
Prior Year End period:
Gross charge-offs	$—	$17	$—	$1	$—	$1	$8	$5	$32
Leases & equipment finance
Credit quality indicator:
Pass/Watch	$585	$399	$268	$160	$35	$34	$—	$—	$1,481
Special mention	3	16	8	3	1	—	—	—	31
Substandard	6	7	32	7	1	—	—	—	53
Doubtful	5	9	9	7	2	—	—	—	32
Loss	—	1	1	—	—	—	—	—	2
Total leases & equipment finance	$599	$432	$318	$177	$39	$34	$—	$—	$1,599
Prior Year End period:
Gross charge-offs	$2	$16	$22	$22	$8	$3	$—	$—	$73

Total commercial	$2,334	$1,252	$792	$1,120	$843	$914	$4,549	$151	$11,955

Residential:
Mortgage
Credit quality indicator:
Pass/Watch	$242	$230	$174	$1,645	$1,828	$1,425	$—	$—	$5,544
Special mention	3	—	2	3	3	5	—	—	16
Substandard	2	2	1	5	8	8	—	—	26
Loss	6	6	3	4	7	12	—	—	38
Total mortgage	$253	$238	$180	$1,657	$1,846	$1,450	$—	$—	$5,624
Prior Year End period:
Gross charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

(in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Home equity loans & lines
Credit quality indicator:
Pass/Watch	$1	$1	$2	$6	$2	$45	$2,032	$39	$2,128
Special mention	—	—	—	—	—	2	8	2	12
Substandard	—	—	—	—	—	—	1	1	2
Loss	—	—	—	1	—	1	1	4	7
Total home equity loans & lines	$1	$1	$2	$7	$2	$48	$2,042	$46	$2,149
Prior Year End period:
Gross charge-offs	$—	$—	$—	$1	$—	$—	$—	$—	$1

Total residential	$254	$239	$182	$1,664	$1,848	$1,498	$2,042	$46	$7,773

Consumer & other:
Credit quality indicator:
Pass/Watch	$18	$6	$10	$6	$3	$6	$128	$—	$177
Special mention	—	—	—	—	—	—	1	—	1
Total consumer & other	$18	$6	$10	$6	$3	$6	$129	$—	$178
Prior Year End period:
Gross charge-offs	$2	$1	$—	$—	$—	$—	$2	$—	$5

Grand total	$5,344	$3,181	$2,770	$8,961	$9,014	$11,105	$7,119	$282	$47,776

Note 6 – Goodwill and Other Intangible Assets

The Company had $1.5 billion in goodwill as of June 30, 2026 and December 31, 2025, which represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. The goodwill balance includes $453 million recorded in connection with the acquisition of Pacific Premier in 2025.

The Company performed its annual impairment assessment as of October 31, 2025 and concluded that there was no impairment. As of June 30, 2026, it was determined there were no events or circumstances which would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Core deposit intangibles were determined based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. Intangible assets are being amortized on an accelerated basis over a period of 10 years. No impairment losses have been recognized in the periods presented.

The following table summarizes other intangible assets as of the dates presented:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2026	$1,065	$(432)	$633
December 31, 2025	$1,065	$(353)	$712

Amortization expense recognized on intangible assets was $38 million and $79 million for the three and six months ended June 30, 2026, respectively, and $26 million and $54 million for the three and six months ended June 30, 2025, respectively.

The table below presents the forecasted amortization expense for intangible assets as of June 30, 2026:

(in millions)
Year	Expected Amortization
Remainder of 2026	$76
2027	136
2028	116
2029	97
2030	77
Thereafter	131
Total intangible assets	$633

Note 7 – Borrowings

The Bank's FHLB advances were $4.3 billion as of June 30, 2026, as compared to $3.2 billion at December 31, 2025. These advances have fixed interest rates ranging from 3.83% to 4.02% and all mature in 2026. The FHLB requires the Bank to maintain a specified level of investment in FHLB stock and to pledge sufficient eligible collateral to support secured borrowings. Refer to Note 4 – Loans and Leases for additional information on loans pledged as collateral.

Note 8 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect certain commitments and contingent liabilities that arise in the normal course of the Bank's business and may expose the Bank to varying degrees of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in millions)	June 30, 2026	December 31, 2025
Commitments to extend credit	$12,297	$11,927
Forward sales commitments	$74	$74
Commitments to originate residential mortgage loans held for sale	$62	$39
Standby letters of credit	$438	$427

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk associated with issuing letters of credit is substantially similar to the credit risk associated with extending loan facilities to customers. The Bank may require collateral to support these commitments when deemed appropriate, which can include cash, marketable securities, or real estate. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, approximately $424 million of standby letters of credit were scheduled to expire within one year, with an additional $14 million expiring thereafter.

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

In September 2023, 34 related real estate investment entities (the "iCap Entities") that maintained their primary deposit accounts with the Bank filed jointly-administered Chapter 11 bankruptcies in the United States Bankruptcy Court for the Eastern District of Washington. In pleadings filed in the Bankruptcy Court for the Eastern District of Washington on behalf of investors who claimed losses of approximately $290 million, the Bank was identified as a party against which claims may be brought in connection with the iCap Entities' alleged operation of a Ponzi scheme prior to the bankruptcy proceedings described above. On September 26, 2025, the co-trustees of the iCap Trust, a liquidating trust created by the Second Modified Second Amended Joint Chapter 11 Plan of Liquidation of the iCap Entities, filed suit in the United States District Court for the Western District of Washington alleging aiding and abetting claims against the Bank associated with the provision of banking services to the bankrupt iCap Entities. The suit was filed on behalf of investors alleging losses in connection with the iCap Entities. On June 9, 2026, the United States District Court for the Western District of Washington denied the Bank's motion to dismiss, and the Bank subsequently filed a motion for reconsideration of that ruling. Remaining investors may pursue their claims separately. The Bank intends to continue to vigorously defend against any and all claims.

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

Concentrations of Credit Risk—The Bank extends real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers primarily located in Arizona, California, Colorado, Idaho, Nevada, Oregon, Utah, and Washington. Based on management's judgment, a concentration of credit risks exists in real estate-related loans, which represented approximately 75% and 76% of the Bank's loan and lease portfolio as of June 30, 2026 and December 31, 2025, respectively. CRE concentrations are actively managed to promote geographic and business diversification, primarily within the Bank's footprint. The multifamily portfolio, including construction loans, represented approximately 24% of the total loan portfolio as of both June 30, 2026 and December 31, 2025. The office portfolio represented approximately 8% of the total loan portfolio for both June 30, 2026 and December 31, 2025, respectively. Although management believes such concentrations do not expose the Bank to risks beyond normal collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening of credit or refinancing markets, or declines in real estate values within the Bank's primary market areas, could have an adverse impact on the repayment of these loans. Primary sources of repayment for a majority of these loans include personal and business cash flows, proceeds from the sale of real property, and proceeds from refinancing.

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

Interest Rate Swaps

The Company’s primary derivative activity consists of interest rate swaps executed with commercial borrowers to facilitate their risk management strategies. These swaps are economically hedged through offsetting swaps with third parties, minimizing net exposure. As of June 30, 2026, the Company had interest rate swap assets with notional amounts of $4.4 billion and interest rate swap liabilities with notional amounts of $4.5 billion related to this program, compared with notional amounts of $4.5 billion for both assets and liabilities as of December 31, 2025. Collateral posted under these arrangements for initial margins with its clearing houses and is required to post collateral against its obligations under these interest rate swaps totaled $92 million and $93 million at June 30, 2026 and December 31, 2025, respectively. Centrally cleared swaps are cleared through the Chicago Mercantile Exchange and London Clearing House, with variation margin treated as settlement of mark-to-market exposure. Variation margin netting adjustments were $108 million and $98 million at June 30, 2026 and December 31, 2025, respectively. The Company also enters into bilateral Term SOFR swaps that are not clearable; these require daily cash collateral exchanges but no initial margin.

Forward Delivery Contracts

To hedge interest rate risk on mortgage loans held for sale and interest rate lock commitments, the Company enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities at specified prices and dates. Credit risk is limited to the replacement cost of contracts in a gain position, and no counterparty defaults occurred in the three and six months ended June 30, 2026 and 2025. Market risk is managed by monitoring positions and offsetting differences between customer commitments and broker-dealer contracts. If commitments exceed available loans, the Company settles by paying or receiving a fee equal to the change in market value. As of June 30, 2026 and December 31, 2025, mortgage loan origination commitments totaled $62 million and $39 million, respectively, and forward sales commitments totaled $74 million for both June 30, 2026 and December 31, 2025.

Other Derivative Contracts

The Company uses interest rate futures and forward-settling mortgage-backed securities to hedge interest rate risk on mortgage servicing rights. As of June 30, 2026, the Company had $297 million notional of interest rate futures contracts and $26 million of mortgage-backed securities, compared to $211 million and $34 million, respectively, as of December 31, 2025. The Company also provides foreign currency hedging services to customers, offsetting these positions with third-party banks to limit risk exposure.

The Company's derivatives are included in other assets or other liabilities on the Consolidated Balance Sheets and measured at fair value. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of the dates presented:

(in millions)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate futures	$1	$—	$—	$—
Interest rate swaps	84	84	189	179
Total derivative assets and liabilities	$85	$84	$189	$179

The gains and losses on the Company's interest rate futures and forward sales commitment derivatives are included in residential mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded for the periods indicated:

(in millions)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate futures	$(2)	$2	$(4)	$5
Interest rate forward sales commitments	(1)	—	—	(1)
Interest rate swaps	—	(2)	—	(3)
Total derivative (losses) gains	$(3)	$—	$(4)	$1

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

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received/Posted	Net Amount
June 30, 2026
Derivative Assets
Interest rate swaps	$84	$—	$84	$12	$59	$13
Derivative Liabilities
Interest rate swaps	$189	$—	$189	$12	$—	$177

December 31, 2025
Derivative Assets
Interest rate swaps	$84	$—	$84	$26	$35	$23
Derivative Liabilities
Interest rate swaps	$179	$—	$179	$26	$—	$153

Note 10 – Earnings Per Common Share and Shareholders' Equity

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, net income is allocated between common stock and participating securities based on their respective dividend rights and participation in undistributed earnings. In connection with the Pacific Premier acquisition, the Company issued certain restricted stock awards under share-based compensation plans that qualify as participating securities.

Basic EPS is calculated by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding, excluding participating securities. Diluted EPS reflects the weighted‑average number of common shares outstanding adjusted for the effect of potentially dilutive securities, excluding participating securities and any instruments that are anti‑dilutive.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts, shares in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$208	$152	$400	$239
Less: dividends and undistributed earnings allocated to participating securities	—	—	(1)	—
Net income allocated to common shares	$208	$152	$399	$239

Weighted average number of common shares outstanding - basic	285,558	209,125	288,130	208,964
Dilutive effect of share-based compensation	914	850	1,082	1,001
Weighted average number of common shares outstanding - diluted	286,472	209,975	289,212	209,965
Earnings per common share:
Basic	$0.73	$0.73	$1.39	$1.14
Diluted	$0.73	$0.73	$1.38	$1.14

The following table presents the weighted average outstanding restricted stock awards and restricted stock units excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted stock awards and units	201	796	641	584

Share Repurchase Program

On October 29, 2025, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $700 million of the Company's common stock through November 30, 2026. During the three months ended June 30, 2026, the Company repurchased 6.6 million shares for an aggregate purchase price of $199 million, at an average price of $29.93 per share under this program. During the six months ended June 30, 2026, the Company repurchased 13.1 million shares for an aggregate purchase price of $398 million, at an average price of $30.33 per share under this program. There were no share repurchases during the three and six months ended June 30, 2025.

Note 11 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of the dates presented, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets:

		June 30, 2026		December 31, 2025
(in millions)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,769	$1,769	$2,380	$2,380
Equity and other investment securities (1)	1	83	83	82	82
Investment securities available for sale	1,2	11,131	11,131	11,112	11,112
Investment securities held to maturity	3	17	18	18	19
Loans held for sale	2	61	61	262	262
Loans and leases, net (2)	2,3	46,708	45,696	47,310	47,126
Residential mortgage servicing rights	3	105	105	99	99
Derivatives	1,2	85	85	84	84
Financial liabilities:
Deposits	2	52,056	52,033	54,211	54,197
Securities sold under agreements to repurchase	2	189	189	207	207
Borrowings	2	4,250	4,250	3,200	3,201
Junior subordinated debentures, at fair value	3	339	339	338	338
Junior and other subordinated debentures, at amortized cost	3	97	99	97	100
Derivatives	2	189	189	179	179

(1) Excludes equity investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient of $43 million as of June 30, 2026 and $31 million as of December 31, 2025, respectively.
(2) Loans and leases, net are classified as level 3, with the exception of loans originated as held for sale and transferred into loans held for investment of $70 million and $78 million as of June 30, 2026 and December 31, 2025, respectively, which are classified as level 2.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of the periods presented:

(in millions)	June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$62	$62	$—	$—
Equity securities held in rabbi trusts	21	21	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,231	257	974	—
Obligations of states and political subdivisions	1,594	—	1,594	—
Mortgage-backed securities and collateralized mortgage obligations	8,306	—	8,306	—
Loans held for sale, at fair value	61	—	61	—
Loans and leases, at fair value	70	—	70	—
Residential mortgage servicing rights, at fair value	105	—	—	105
Derivatives
Interest rate futures	1	1	—	—
Interest rate swaps	84	—	84	—
Total assets measured at fair value	$11,535	$341	$11,089	$105
Financial liabilities:
Junior subordinated debentures, at fair value	$339	$—	$—	$339
Derivatives
Interest rate swaps	189	—	189	—
Total liabilities measured at fair value	$528	$—	$189	$339

(in millions)	December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63	$63	$—	$—
Equity securities held in rabbi trusts	19	19	—	—
Investment securities available for sale
U.S. Treasury and agencies	1,300	209	1,091	—
Obligations of states and political subdivisions	1,629	—	1,629	—
Mortgage-backed securities and collateralized mortgage obligations	8,183	—	8,183	—
Loans held for sale, at fair value	262	—	262	—
Loans and leases, at fair value	78	—	78	—
Residential mortgage servicing rights, at fair value	99	—	—	99
Derivatives
Interest rate swaps	84	—	84	—
Total assets measured at fair value	$11,717	$291	$11,327	$99
Financial liabilities:
Junior subordinated debentures, at fair value	$338	$—	$—	$338
Derivatives
Interest rate swaps	179	—	179	—
Total liabilities measured at fair value	$517	$—	$179	$338

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

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants. The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which is recorded in residential mortgage banking revenue, was $5 million and $11 million for the three and six months ended June 30, 2026, respectively, as compared to $6 million and $12 million for the three and six months ended June 30, 2025, respectively.

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

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates presented:

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
June 30, 2026
Assets:
Residential mortgage servicing rights	$105	Discounted cash flow	Constant prepayment rate	5.57% - 37.74%	7.81%
			Discount rate	9.52% - 16.37%	10.18%
Liabilities:
Junior subordinated debentures	$339	Discounted cash flow	Credit spread	1.81% - 3.44%	2.89%

Financial Instrument	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2025
Assets:
Residential mortgage servicing rights	$99	Discounted cash flow	Constant prepayment rate	5.76% - 30.21%	8.26%
			Discount rate	9.50% - 16.30%	10.20%
Liabilities:
Junior subordinated debentures	$338	Discounted cash flow	Credit spread	1.82% - 3.97%	2.86%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the periods indicated:

	Three Months Ended
	June 30, 2026		June 30, 2025
(in millions)	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value
Beginning balance	$105	$(333)	$106	$(321)
Change included in earnings	(2)	6	(5)	(6)
Change in fair values included in comprehensive income/loss	—	(5)	—	(2)
Purchases and issuances	2	—	2	—
Sales and settlements	—	(7)	—	6
Ending balance	$105	$(339)	$103	$(323)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$1	$6	$(2)	$(6)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$(5)	$—	$(2)

	Six Months Ended
	June 30, 2026		June 30, 2025
	2026		2025
(in millions)	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value	Residential Mortgage Servicing Rights	Junior Subordinated Debentures, at Fair Value
Beginning balance	$99	$(338)	$108	$(331)
Change included in earnings	1	12	(9)	(13)
Change in fair values included in comprehensive income/loss	—	(1)	—	8
Purchases and issuances	5	—	4	—
Sales and settlements	—	(12)	—	13
Ending balance	$105	$(339)	$103	$(323)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$7	$12	$(3)	$(13)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$(1)	$—	$8

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income.

The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities. The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk. Accordingly, the unrealized losses of $5 million and $1 million were recorded net of tax as other comprehensive losses of $4 million and $1 million for the three and six months ended June 30, 2026, respectively. Comparatively, unrealized losses of $2 million and unrealized gains of $8 million were recorded net of tax as other comprehensive losses of $2 million and gains of $6 million for the three and six months ended June 30, 2025, respectively. The change recorded for the three and six months ended June 30, 2026 was driven by higher implied forward rates and narrower credit spreads, partially offset by higher market interest rates.

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

	June 30, 2026
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$78	$—	$—	$78

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Loans and leases	$48	$—	$—	$48

The following table presents the losses resulting from nonrecurring fair value adjustments for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loans and leases	$24	$26	$57	$55

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of the dates presented:

	June 30, 2026			December 31, 2025
(in millions)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$61	$60	$1	$142	$156	$(14)
Loans held for investment	$70	$75	$(5)	$78	$82	$(4)

The Bank elected to measure certain residential mortgage loans held for sale under the fair value option, with interest income on these loans held for sale reported in interest and fees on loans and leases on the Consolidated Statements of Income. This reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended June 30, 2026, the Company recorded no material net change in fair value, and a net increase in fair value of $15 million for the six months ended June 30, 2026. This compares to no material change in fair value for the three months ended June 30, 2025 and a net increase in fair value of $1 million for the six months ended June 30, 2025.

Management's intent to sell certain residential mortgage loans classified as held for sale may change over time due to factors including changes in overall market liquidity or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified as loans held for investment and maintained in the Bank's loan portfolio. In the event that loans currently classified as held for sale are reclassified as loans held for investment, the loans will continue to be measured at fair value. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income and interest income on these loans are reported in interest and fees on loans and leases on the Consolidated Statements of Income. The Company recorded a net decrease in fair value of $1 million and $3 million for the three and six months ended June 30, 2026, respectively. This compares to no net change in fair value for the three months ended June 30, 2025 and a net increase in fair value of $7 million for the six months ended June 30, 2025, respectively.

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

As of June 30, 2026, the Company had a net deferred tax asset of $376 million, which is included in other assets on the Consolidated Balance Sheets and includes $5 million of federal and state NOL carry-forwards that will begin to expire in 2027.

The Company recorded income tax expense of $130 million and $88 million for the six months ended June 30, 2026 and 2025, respectively, representing effective tax rates of 24.5% and 27.0%, respectively. The effective tax rates differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible compensation, non-deductible FDIC assessments, and income on tax-exempt investment securities and loans. The change to the effective tax rate for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, was primarily attributable to a decrease in non-deductible compensation, including severance-related items incurred in the prior-year period.

Investment Tax Credits

The Company is involved in various entities that are considered to be variable interest entities, which are primarily related to investments promoting affordable housing and trust preferred securities. The Company is not required to consolidate variable interest entities, in which it has concluded it does not have a controlling financial interest, and thus not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities' most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The maximum exposure to loss in the LIHTC is the amount of equity invested, and credit extended by the Company.

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

The Company records the investments in affordable housing partnerships of $340 million and $344 million as of June 30, 2026 and December 31, 2025, respectively, as a component of other assets on the Consolidated Balance Sheets and uses the proportional amortization method to account for the investments. The Company's unfunded capital commitments to these investments were $120 million and $140 million as of June 30, 2026 and December 31, 2025, respectively, which are recorded as a component of other liabilities on the Consolidated Balance Sheets. Amortization related to these investments is recorded as a component of the provision for income taxes on the Consolidated Statements of Income.

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
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve or the effects of any declines in housing and CRE prices, high or increasing unemployment rates, renewed or sustained inflation, or any recession or slowdown in economic growth particularly in the western United States;
•volatility and disruptions in global capital and credit markets;
•risks related to the acquisition of Pacific Premier including, among others, any revenue synergies from the acquisition may not be fully realized or may take longer than anticipated to be realized, and the risk that deposit attrition may result from the transaction;
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
•the competitive and other impacts on our business of emerging technologies, including stablecoins and other digital currencies, tokenized deposits, blockchain, artificial intelligence, quantum computing and related innovations affecting both us and the banking industry generally;
•continued consolidation in the financial services industry resulting in the creation of larger financial institutions that have greater resources;
•our ability to successfully, including on time and on budget, implement and sustain information technology product and system enhancements and operational initiatives;
•our ability to attract new deposits and loans and leases;
•our ability to retain deposits;
•our ability to achieve the efficiencies and enhanced financial and operating performance we expect to realize from investments in personnel, acquisitions, infrastructure, and technology;

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
•the possibility that the anticipated benefits from ongoing initiatives to improve operational performance and efficiency are not realized in the amounts or when expected if at all;
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

Executive Overview

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.73 for the three months ended June 30, 2026, as compared to $0.66 for the three months ended March 31, 2026. The increase was primarily attributable to lower non-interest expense and higher non-interest income, partially offset by lower net interest income and higher provision for income tax. Non-interest expense benefited from lower merger and restructuring expense, and the continued realization of cost savings associated with the Pacific Premier acquisition. The decrease in net interest income primarily reflects lower average interest-earning asset balances and lower yields on taxable securities, partially offset by lower interest expense as lower deposit costs offset the impact of higher average borrowings balances. Lower weighted-average diluted common shares outstanding for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, also contributed to the increase in earnings per diluted common share between periods, as Columbia repurchased 2.3% of its common shares outstanding during the second quarter.

•Net interest margin, on a tax-equivalent basis, was 3.93% for the three months ended June 30, 2026, as compared to 3.96% for the three months ended March 31, 2026. The 3 basis point decrease was driven primarily by interest income reversals recorded during the three months ended June 30, 2026. Otherwise, net interest income was relatively consistent between periods as a lower yield on taxable securities was offset by lower deposit costs and continued improvement in the Company's funding mix, including a lower proportion of higher-cost brokered deposits. The average cost of interest-bearing deposits declined by 8 basis points to 1.96%, while the cost of interest-bearing liabilities declined 3 basis points to 2.21%. The decline in the yield on taxable securities between periods was driven by changes in prepayment speed expectations.

•Non-interest income was $88 million for the three months ended June 30, 2026, as compared to $83 million for the three months ended March 31, 2026. Interest rate movements resulted in a net fair value loss of $3 million related to fair value adjustments and mortgage servicing rights hedging activity during the second quarter of 2026, as compared to a net fair value gain of $2 million during the first quarter of 2026. Excluding these impacts, the increase in non-interest income primarily reflects higher customer fee income, including service charges on deposits, card-based fees, and other income. Other income also benefited from $3 million of BOLI death benefit proceeds from a single policy, while trading, international banking, syndication, and swap-related revenue increased from the seasonally lower levels typically experienced during the first quarter.

•Non-interest expense was $375 million for the three months ended June 30, 2026, a decrease of $19 million as compared to the three months ended March 31, 2026. The decrease was primarily due to a $15 million reduction in merger and restructuring expense following the systems conversion completed during the first quarter, as well as the continued realization of cost savings associated with the Pacific Premier acquisition.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.38 for the six months ended June 30, 2026, as compared to $1.14 for the six months ended June 30, 2025. The increase primarily reflects the acquisition of Pacific Premier and continued balance sheet optimization, including the replacement of lower-yielding transactional loans with relationship-based commercial loans and a reduced reliance on higher-cost wholesale funding sources, as well as growth in recurring fee income streams. These benefits were partially offset by an increase in weighted-average diluted common shares outstanding following the issuance of shares in connection with the acquisition.

•Net interest margin, on a tax-equivalent basis, was 3.94% for the six months ended June 30, 2026, as compared to 3.67% for the six months ended June 30, 2025. The increase was primarily attributable to lower funding costs and a favorable balance sheet mix shift toward lower-cost customer deposits and away from higher-cost wholesale funding sources, including borrowings and brokered deposits. These benefits were partially offset by lower earning-asset yields resulting from the lower rate environment.

•Non-interest income was $171 million for the six months ended June 30, 2026, as compared to $131 million for the six months ended June 30, 2025. The increase was primarily driven by higher financial services and trust revenue reflecting the combined operations following the acquisition of Pacific Premier, including the addition of Pacific Premier's custodial trust business, as well as growth in customer-related fee income. These increases were partially offset by unfavorable fair value adjustments and hedging activity, resulting in a net fair value loss of $1 million for the six months ended June 30, 2026, as compared to a net fair value gain of $9 million for the prior-year period.

•Non-interest expense was $769 million for the six months ended June 30, 2026, as compared to $618 million for the six months ended June 30, 2025. The increase primarily reflects the combined operations following the Pacific Premier acquisition, including higher salaries and employee benefits, occupancy and software costs, intangible amortization, and merger and restructuring expense. The prior-year period included a $55 million legal settlement that did not occur in 2026.

Comparison of current period end to prior year end

•Total loans and leases were $47.2 billion as of June 30, 2026, a decrease of $610 million as compared to December 31, 2025. The decrease primarily reflects ongoing balance sheet optimization efforts, including continued runoff of below-market-rate transactional loans, partially offset by growth in relationship-based commercial lending.

•Total deposits were $52.1 billion as of June 30, 2026, a decrease of $2.2 billion as compared to December 31, 2025. The decrease primarily reflects a deliberate reduction in brokered deposits as part of the Company's funding optimization strategy, which targets the replacement of wholesale funding sources with relationship-based customer deposits over time. Seasonal tax payments in the early part of the second quarter also reduced deposits between periods.

•Total consolidated assets were $65.4 billion as of June 30, 2026, as compared to $66.8 billion as of December 31, 2025. The decrease primarily reflects the continued execution of the Company's balance sheet optimization strategy, including lower cash and transactional real estate loan balances and a reduction in wholesale funding.

Credit Quality

•Non-performing assets were $273 million, or 0.42% of total assets, as of June 30, 2026, as compared to $200 million, or 0.30% of total assets, as of December 31, 2025. Non-performing loans and leases were $268 million, or 0.57% of total loans and leases, as of June 30, 2026, compared to $198 million, or 0.41% of total loans and leases, as of December 31, 2025. As of June 30, 2026, non-performing loans included $78 million in government guaranteed balances. The increases in non-performing assets and loans primarily reflect adverse performance in a single agricultural industry relationship and are not indicative of broader portfolio deterioration.

•The ACL was $475 million as of June 30, 2026, a decrease of $10 million from December 31, 2025. The change reflects the combined effect of lower loan portfolio balances, updated economic assumptions, portfolio activity and credit migration, and changes to the Company's ACL estimation methodology and qualitative adjustments. For additional information regarding this change in estimate, see Note 5 – Allowance for Credit Losses.

•Provision for credit losses was $27 million and $55 million for the three and six months ended June 30, 2026, as compared to $28 million for the three months ended March 31, 2026 and $57 million for the six months ended June 30, 2025. The provision reflects changes in variables that influence changes in the ACL between periods, as mentioned above.

Liquidity

•Total cash and cash equivalents were $1.8 billion as of June 30, 2026, a decrease of $611 million from December 31, 2025. The decline primarily reflects a reduction in interest-bearing cash balances as the Company optimized on balance-sheet liquidity levels during the six months ended June 30, 2026, consistent with improved liquidity risk metrics compared to the prior year. The Company manages its cash position with a comprehensive liquidity framework designed to maintain a high-quality liquid asset base, fund lending and investment activity, and reduce debt and other non-deposit liabilities when market conditions are favorable.

•Including secured off-balance sheet lines of credit, total available liquidity was $25.6 billion as of June 30, 2026, representing 39% of total assets, 49% of total deposits, and 125% of estimated uninsured deposits.

Capital

•The Company's total risk-based capital ratio was 13.5% and its common equity tier 1 ("CET1") capital ratio was 11.7% as of June 30, 2026. As of December 31, 2025, the Company's total risk-based capital ratio was 13.6% and its CET1 capital ratio was 11.8%. The modest decline in regulatory capital ratios primarily reflects capital actions during the six months ended June 30, 2026, including common share repurchases, while remaining well in excess of regulatory well-capitalized standards.

•Columbia declared a quarterly cash dividend of $0.37 per common share, which was paid to shareholders on June 15, 2026.

•On October 29, 2025, Columbia's Board of Directors authorized the repurchase of up to $700 million of the Company's common stock under a repurchase program, which is scheduled to expire on November 30, 2026. Under this program, during the three and six months ended June 30, 2026, the Company repurchased 6.6 million and 13.1 million shares of common stock, respectively, for $199 million and $398 million, respectively. The timing and amount of common share repurchases remain subject to senior management discretion and subject to various factors, including, without limitation, Columbia’s capital position, financial performance, market conditions, and regulatory considerations. As of June 30, 2026, $202 million remained available under the repurchase authorization.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. The consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the estimate for the ACL and business combinations are important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective, or complex judgments. There have been no material changes in the methodology of these estimates during the six months ended June 30, 2026.

Results of Operations

Columbia's financial results for periods ended prior to August 31, 2025, the acquisition date of Pacific Premier, reflect Columbia's results only on a standalone basis. Accordingly, Columbia's reported financial results for the first eight months of 2025 include only Columbia's financial results through the closing of the acquisition. As a result, Columbia's financial results for the six months ended June 30, 2026, may not be directly comparable to results reported for periods prior to the acquisition or to future periods that fully reflect the combined operations.

Comparison of current quarter to prior quarter

The Company reported net income of $208 million for the three months ended June 30, 2026, compared to $192 million for the three months ended March 31, 2026. The increase was primarily attributable to a $19 million decrease in non-interest expense, reflecting lower merger and restructuring expense and the continued realization of previously disclosed cost savings associated with the Pacific Premier acquisition, as well as a $5 million increase in non-interest income. These favorable impacts were partially offset by a $5 million decrease in net interest income and a $4 million increase in provision for income taxes. The decrease in net interest income primarily reflects lower average interest-earning asset balances and lower yields on taxable investment securities, partially offset by interest expense, as lower deposit costs offset the impact of higher average borrowing balances.

Comparison of current year-to-date to prior year period

For the six months ended June 30, 2026, the Company reported net income of $400 million, compared to $239 million for the same period in 2025. The increase primarily reflects higher net interest income and non-interest income of $312 million and $40 million, respectively. These increases largely reflect the impact of the Pacific Premier acquisition, which did not contribute to the Company's results during the comparable prior-year period, as well as our continued balance sheet optimization efforts, including the replacement of transactional loans and wholesale funding sources with relationship-based commercial lending and customer deposits, as well as growth in recurring fee income streams, which improved profitability. These increases were partially offset by higher non-interest expense of $151 million and income tax expense of $42 million. The increase in FHLB advances was driven by a shift in the Bank's funding mix during 2026, as FHLB advance rates were more favorable than alternative wholesale funding sources, including brokered deposits. The increase in non-interest expense reflects increased salaries and employee benefits, occupancy, deposit costs, and higher merger and restructuring expense associated with the Pacific Premier acquisition, partially offset by a $55 million accrual for a legal settlement recognized in the prior-year period that did not recur. The increase in income tax expense primarily reflects higher pre-tax income resulting from the acquisition.

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

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Return on average assets	1.27%	1.18%	1.22%	0.94%
Return on average common shareholders' equity	10.99%	10.00%	10.49%	9.18%
Return on average tangible common shareholders' equity	15.29%	13.88%	14.58%	12.80%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$7,594	$7,786	$7,689	$5,252
Less: average goodwill and other intangible assets, net	2,136	2,175	2,156	1,487
Average tangible common shareholders' equity	$5,458	$5,611	$5,533	$3,765

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of the dates presented:

(in millions)	June 30, 2026	December 31, 2025
Total shareholders' equity	$7,552	$7,840
Less: Goodwill	1,482	1,482
Less: Other intangible assets, net	633	712
Tangible common shareholders' equity	$5,437	$5,646

Total assets	$65,380	$66,832
Less: Goodwill	1,482	1,482
Less: Other intangible assets, net	633	712
Tangible assets	$63,265	$64,638

Total shareholders' equity to total assets ratio	11.55%	11.73%
Tangible common equity to tangible assets ratio	8.59%	8.73%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended June 30, 2026 was $589 million, a decrease of $5 million compared to the three months ended March 31, 2026, primarily driven by a $6 million decrease in interest income due to $4 million of interest income reversals as well as lower average interest-earning asset balances and lower yields on taxable securities. The decrease in interest income was partially offset by a $1 million decrease in interest expense, reflecting lower rates paid on interest-bearing deposits and changes in funding composition, including lower balances of higher-cost brokered deposits, partially offset by higher average borrowings balances.

Net interest margin, calculated as net interest income as a percentage of average interest-earning assets on a fully tax-equivalent basis, was 3.93% for the three months ended June 30, 2026, as compared to 3.96% for the three months ended March 31, 2026. The 3 basis point decrease was driven primarily by interest income reversals during the three months ended June 30, 2026. Net interest margin was otherwise consistent between periods, as a lower yield on taxable securities was offset by lower funding costs resulting from reduced balances of higher-cost brokered deposits and lower deposit pricing.

The cost of interest-bearing deposits for the three months ended June 30, 2026 was 1.96%, a decrease of 8 basis points compared to the three months ended March 31, 2026, reflecting lower deposit pricing and reduced balances of higher-cost brokered deposits. The cost of interest-bearing liabilities for the three months ended June 30, 2026 was 2.21%, a decrease of 3 basis points compared to the three months ended March 31, 2026. The decrease reflects the same underlying drivers as interest-bearing deposits, partially offset by higher average borrowings.

Comparison of current year-to-date to prior year period

Net interest income for the six months ended June 30, 2026 was $1.2 billion, an increase of $312 million compared to the six months ended June 30, 2025. The increase was primarily driven by an additional $308 million of interest income resulting from higher average balances of loans and leases and investment securities acquired in the Pacific Premier acquisition, as well as Columbia's balance sheet optimization activity. Acquired balances were recorded at fair value as of August 31, 2025.

Net interest margin, calculated on a fully tax-equivalent basis, was 3.94% for the six months ended June 30, 2026, as compared to 3.67% for the six months ended June 30, 2025. The increase was primarily attributable to lower funding costs and a favorable balance sheet mix shift toward lower-cost customer deposits and away from higher-cost wholesale funding sources, which include borrowings and brokered deposits. The cost of interest-bearing liabilities was 2.23% for the six months ended June 30, 2026, compared to 2.79% for the six months ended June 30, 2025, a decrease of 56 basis points. The decrease was driven primarily by reductions in the federal funds rate, continued optimization of the Company's funding mix, and lower balances of higher-cost funding sources. These benefits were partially offset by lower earning-asset yields. The yield on earning assets was 5.42% for the six months ended June 30, 2026, compared to 5.56% for the six months ended June 30, 2025, a decrease of 14 basis points. The yield on loans and leases was 5.78% for the six months ended June 30, 2026, as compared to 5.96% for the six months ended June 30, 2025, a decrease of 18 basis points, reflecting the declining rate environment during 2025, partially offset by the replacement of lower-yielding transactional loans with relationship-based commercial loans. An increase in the yield on investment securities reflects higher-yielding new purchases, including acquired securities recorded at fair value in connection with the Pacific Premier acquisition, replacing principal paydowns from lower-yielding securities, partially offsetting the decrease in the yield on loans and leases.

During 2025, the Federal Reserve reduced the target range for the federal funds rate by an aggregate of 0.75% through a series of 0.25% reductions primarily implemented in the fourth quarter. The target range remained unchanged during the first six months of 2026. As of June 30, 2026, the balance sheet remains modestly liability sensitive. Management expects customer deposit balance trends, replacement of wholesale funding sources with relationship-based deposits, and continued optimization of the funding mix to be key drivers of net interest margin performance as the Company continues to target a lower reliance on brokered deposits and FHLB advances.

The following tables present condensed average balance sheet information, including interest income and yields on average interest-earning assets, as well as interest expense and rates paid on average interest-bearing liabilities, for the periods presented:

	Three Months Ended
	June 30, 2026			March 31, 2026
(in millions)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$66	$—	6.86%	$189	$3	5.17%
Loans and leases (1)	47,419	683	5.77%	47,714	681	5.78%
Taxable securities	10,173	102	3.97%	10,097	106	4.22%
Non-taxable securities (2)	1,219	15	4.63%	1,253	14	4.51%
Temporary investments and interest-bearing cash	1,402	13	3.71%	1,578	14	3.65%
Total interest-earning assets (1), (2)	60,279	$813	5.40%	60,831	$818	5.44%
Goodwill and other intangible assets	2,136			2,175
Other assets	3,217			3,209
Total assets	$65,632			$66,215
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$11,002	$45	1.65%	$10,780	$43	1.60%
Money market deposits	16,658	87	2.10%	16,848	88	2.12%
Savings deposits	2,413	1	0.14%	2,443	1	0.12%
Time deposits	5,205	40	3.03%	6,414	52	3.32%
Total interest-bearing deposits	35,278	173	1.96%	36,485	184	2.04%
Repurchase agreements and federal funds purchased	163	1	1.65%	187	1	1.86%
Borrowings	4,050	39	3.90%	3,071	30	3.96%
Junior and other subordinated debentures	431	8	7.07%	435	7	7.03%
Total interest-bearing liabilities	39,922	$221	2.21%	40,178	$222	2.24%
Non-interest-bearing deposits	17,301			17,378
Other liabilities	815			873
Total liabilities	58,038			58,429
Common equity	7,594			7,786
Total liabilities and shareholders' equity	$65,632			$66,215
NET INTEREST INCOME (2)		$592			$596
NET INTEREST SPREAD (2)			3.19%			3.20%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.93%			3.96%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of $3 million for the three months ended June 30, 2026, as compared to $2 million for the three months ended March 31, 2026.

	Six Months Ended
	June 30, 2026			June 30, 2025
(in millions)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$127	$3	5.62%	$63	$2	6.49%
Loans and leases (1)	47,565	1,364	5.78%	37,663	1,115	5.96%
Taxable securities	10,135	208	4.09%	7,815	155	3.97%
Non-taxable securities (2)	1,236	29	4.57%	808	16	3.91%
Temporary investments and interest-bearing cash	1,490	27	3.67%	1,457	32	4.46%
Total interest-earning assets (1), (2)	60,553	$1,631	5.42%	47,806	$1,320	5.56%
Goodwill and other intangible assets	2,156			1,487
Other assets	3,213			2,210
Total assets	$65,922			$51,503
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$10,892	$88	1.63%	$8,426	$95	2.27%
Money market deposits	16,753	175	2.11%	11,694	141	2.43%
Savings deposits	2,428	2	0.13%	2,319	1	0.12%
Time deposits	5,806	92	3.19%	6,131	120	3.93%
Total interest-bearing deposits	35,879	357	2.00%	28,570	357	2.52%
Repurchase agreements and federal funds purchased	175	2	1.76%	201	2	1.94%
Borrowings	3,563	69	3.93%	3,048	71	4.67%
Junior and other subordinated debentures	433	15	7.05%	433	17	7.99%
Total interest-bearing liabilities	40,050	$443	2.23%	32,252	$447	2.79%
Non-interest-bearing deposits	17,339			13,180
Other liabilities	844			819
Total liabilities	58,233			46,251
Common equity	7,689			5,252
Total liabilities and shareholders' equity	$65,922			$51,503
NET INTEREST INCOME (2)		$1,188			$873
NET INTEREST SPREAD (2)			3.19%			2.77%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.94%			3.67%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $5 million for the six months ended June 30, 2026, as compared to approximately $2 million for the same period in 2025.

The following table presents a summary of the changes in tax equivalent net interest income due to changes in average balances (volume) and changes in average rates (rate) for the periods presented. Changes in tax equivalent interest income and expense that are not specifically attributable to either volume or rate are allocated proportionately between the two components.

	Three Months Ended			Six Months Ended
	June 30, 2026 compared to March 31, 2026			June 30, 2026 compared to June 30, 2025
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in millions)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(2)	$(1)	$(3)	$2	$(1)	$1
Loans and leases	1	1	2	293	(44)	249
Taxable securities	1	(5)	(4)	46	7	53
Non-taxable securities (1)	—	1	1	9	4	13
Temporary investments and interest-bearing cash	(1)	—	(1)	1	(6)	(5)
Total interest-earning assets (1)	(1)	(4)	(5)	351	(40)	311
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	1	1	2	28	(35)	(7)
Money market deposits	(1)	—	(1)	61	(27)	34
Savings deposits	—	—	—	—	1	1
Time deposits	(9)	(3)	(12)	(7)	(21)	(28)
Borrowings	9	—	9	12	(14)	(2)
Junior and other subordinated debentures	1	—	1	—	(2)	(2)
Total interest-bearing liabilities	1	(2)	(1)	94	(98)	(4)
Net increase in net interest income (1)	$(2)	$(2)	$(4)	$257	$58	$315
(1) Tax-exempt investment security income was adjusted to a tax-equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $27 million provision for credit losses for the three months ended June 30, 2026, as compared to a $28 million provision for the three months ended March 31, 2026. The provision remained relatively stable quarter over quarter, reflecting the combined effect of lower loan portfolio balances, updated economic assumptions, portfolio activity and credit migration, and changes to the Company's ACL estimation methodology and qualitative adjustments. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended June 30, 2026 was 0.23%, as compared to 0.24% for the three months ended March 31, 2026.

For the three months ended June 30, 2026 and March 31, 2026, net charge-offs were $30 million and $35 million, respectively. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended June 30, 2026 were 0.25%, as compared to 0.30% for the three months ended March 31, 2026. Net charge-offs within the FinPac portfolio were $15 million for the three months ended June 30, 2026, as compared to $14 million three months ended March 31, 2026. Excluding the FinPac portfolio, net charge-offs were $15 million, as compared to $21 million for the prior quarter, reflecting improved charge-off performance across the remainder of the loan portfolio.

Comparison of current year-to-date to prior year period

The Company had a $55 million provision for credit losses for the six months ended June 30, 2026, as compared to $57 million for the six months ended June 30, 2025. The decrease in the provision reflects changes in loan portfolio balances, economic assumptions, portfolio activity and credit migration, and changes to the Company's ACL estimation methodology and qualitative adjustments. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the six months ended June 30, 2026 was 0.23%, as compared to 0.30% for the six months ended June 30, 2025.

For the six months ended June 30, 2026, net charge-offs were $65 million, as compared to $59 million for the six months ended June 30, 2025. As an annualized percentage of average outstanding loans and leases, net charge-offs for the six months ended June 30, 2026 were 0.28%, as compared to 0.31% for the six months ended June 30, 2025. Net charge-offs within the FinPac portfolio were $29 million for the six months ended June 30, 2026, as compared to $31 million for the six months ended June 30, 2025, reflecting continued improvement in the FinPac lease portfolio. Excluding the FinPac portfolio, net charge-offs were $36 million and $28 million for the six months ended June 30, 2026 and 2025, respectively, with the variance driven primarily by commercial loan charge-offs.

Non-accrual leases and equipment finance agreements totaled $16 million at June 30, 2026 and carried a related ACL of $14 million. Under the Company's CECL methodology, homogeneous leases and equipment finance agreements continue to carry an ACL until charged off at 181 days past due. Management does not expect additional material losses on these balances absent further deterioration in collateral values.

Non-Interest Income

The following table presents the key components of non-interest income and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2026	March 31, 2026	Change Amount	Change Percent	June 30, 2026	June 30, 2025	Change Amount	Change Percent
Service charges on deposits	$23	$20	$3	15%	$43	$39	$4	10%
Card-based fees	17	15	2	13%	32	27	5	19%
Financial services and trust revenue	15	15	—	—%	30	11	19	173%
Residential mortgage banking revenue, net	7	12	(5)	(42)%	19	17	2	12%
(Loss) gain on investment securities, net	(1)	—	(1)	nm	(1)	2	(3)	(150)%
Gain on loan and lease sales, net	—	1	(1)	(100)%	1	—	1	nm
(Loss) gain on certain loans held for investment, at fair value	(1)	(2)	1	(50)%	(3)	7	(10)	(143)%
Bank-owned life insurance income	9	9	—	—%	18	10	8	80%
Other income	19	13	6	46%	32	18	14	78%
Total non-interest income	$88	$83	$5	6%	$171	$131	$40	31%

Comparison of current quarter to prior quarter

Customer fee income increased during the three months ended June 30, 2026, reflecting higher service charges on deposits and card-based fees. Other income also increased, driven in part by $3 million of BOLI death benefit proceeds from a single policy. Customer activity increased during the second quarter across several fee-based businesses compared to the seasonally slower first quarter.

Residential mortgage banking revenue decreased during the three months ended June 30, 2026. The decrease was primarily driven by a lower gain on the fair value of the MSR asset related to changes in valuation inputs and assumptions, with a $1 million gain recognized during the three months ended June 30, 2026, compared to a gain of $6 million for the three months ended March 31, 2026.

Comparison of current year-to-date to prior year period

Financial services and trust revenue increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase reflects the combined operations following the acquisition of Pacific Premier, which contributed to higher transaction volumes and an expanded client base. In addition, the Pacific Premier acquisition significantly expanded the Company's wealth management platform through the addition of Pacific Premier's custodial trust business, resulting in a 173% increase in financial services and trust revenue compared to the prior-year period.

Gain (loss) on certain loans held for investment, at fair value, resulted in a loss of $3 million for the six months ended June 30, 2026, compared to a gain of $7 million for the six months ended June 30, 2025. The variance was primarily driven by changes in market interest rates and related fair value adjustments between periods.

Other income increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to $3 million of BOLI death benefit proceeds from a single policy, as well as increased miscellaneous income, swap related income, loan related fees, and a reduction in swap derivative loss, resulting in a net increase of $13 million between periods.

Non-Interest Expense

The following table presents the key elements of non-interest expense and the related dollar and percentage change from period to period:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2026	March 31, 2026	Change Amount	Change Percent	June 30, 2026	June 30, 2025	Change Amount	Change Percent
Salaries and employee benefits	$196	$196	$—	—%	$392	$300	$92	31%
Occupancy and equipment, net	65	66	(1)	(2)%	131	95	36	38%
Communications	5	4	1	25%	9	7	2	29%
Marketing	5	5	—	—%	10	6	4	67%
Services	16	15	1	7%	31	27	4	15%
Deposit costs	14	14	—	—%	28	4	24	nm
FDIC assessments	9	9	—	—%	18	16	2	13%
Intangible amortization	38	41	(3)	(7)%	79	54	25	46%
Merger and restructuring expense	9	24	(15)	(63)%	33	23	10	43%
Legal settlement	—	—	—	nm	—	55	(55)	(100)%
Other expenses	18	20	(2)	(10)%	38	31	7	23%
Total non-interest expense	$375	$394	$(19)	(5)%	$769	$618	$151	24%

Comparison of current quarter to prior quarter

Merger and restructuring expense decreased during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, reflecting lower personnel-related costs, legal and professional fees, and occupancy and benefit expense, as integration activities associated with the Pacific Premier acquisition continued to wind down.

During the six months ended June 30, 2026, the Company completed the Pacific Premier systems conversion and consolidated nine branches as part of the integration process. Integration activities continued throughout the period, and all previously disclosed acquisition-related cost savings were realized as of June 30, 2026. These cost savings contributed to lower underlying non-interest expense and are expected to benefit future operating results.

Comparison of current year-to-date to prior year period

Salaries and employee benefits increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the addition of Pacific Premier employees following the acquisition.

Occupancy and equipment, net increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the expanded branch network and additional technology and software costs resulting from the acquisition of Pacific Premier.

Deposit costs increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by higher HOA-related fees associated with the growth in the Company's HOA banking business as part of the acquisition of Pacific Premier.

Intangible amortization increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, reflecting the ongoing amortization of the core deposit intangibles recognized in the acquisition of Pacific Premier. Refer to Note 6 – Goodwill and Other Intangible Assets for additional information regarding expected amortization expense.

Merger and restructuring expense increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to costs incurred in connection with the Pacific Premier acquisition. These costs consisted primarily of severance and retention payments, professional service fees, systems conversion and integration activities, contract termination costs, branch consolidation activities, and other acquisition-related expenses incurred to integrate operations and realize acquisition synergies.

Legal settlement decreased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, reflecting a $55 million accrual recorded in the first quarter of 2025 related to a legal settlement, which was not repeated in the current period.

The Company maintains a disciplined approach to expense management while continuing to invest in customer-facing technology, relationship banking talent, and strategic market expansion. Management believes these investments support long-term operating efficiency, strengthen the customer experience, and enhance revenue growth opportunities in support of its Business Bank of Choice strategy.

Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2026 was 24.4% and 24.5%, respectively, as compared to 24.7% for the three months ended March 31, 2026 and 27.0% for the six months ended June 30, 2025. The effective tax rates differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible compensation, non-deductible FDIC assessments, and income from tax-exempt investment securities and loans. The change in the effective tax rate for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, was primarily attributable to reduced non-deductible compensation, as the prior year included elevated severance that did not repeat.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $1.8 billion as of June 30, 2026 compared to $2.4 billion as of December 31, 2025. The decrease in interest-bearing cash was due to a decision to decrease on balance sheet liquidity as a result of lower liquidity risk as compared to the prior year. The Company manages its cash position within the broader liquidity framework designed to maintain a high-quality liquid asset base, support balance sheet flexibility, fund growth across lending and investment activities, and reduce debt and other non-deposit liabilities when market conditions are favorable.

Debt Securities

Investment debt securities classified as available for sale were $11.1 billion as of both June 30, 2026 and December 31, 2025. The change was primarily due to $671 million investment securities purchases, partially offset by paydowns, amortization and accretion, and redemptions of $548 million and a $104 million decline in the fair value of available for sale investment securities, reflecting higher interest rates during the period. The overall portfolio remained relatively stable during the period as purchase activity and other portfolio movements largely offset principal runoff and the decline in fair value.

The following tables present the par value, amortized cost, and fair values of investment debt securities as available for sale and held to maturity by major type as of the dates presented:

	June 30, 2026				December 31, 2025
(in millions)	Current Par	Amortized Cost	Fair Value	% of Portfolio	Current Par	Amortized Cost	Fair Value	% of Portfolio
Available for sale:
U.S. Treasury and agencies	$1,264	$1,272	$1,231	11%	$1,322	$1,332	$1,300	12%
Obligations of states and political subdivisions	1,836	1,563	1,594	14%	1,875	1,597	1,629	15%
Mortgage-backed securities and collateralized mortgage obligations	9,222	8,664	8,306	75%	9,051	8,447	8,183	73%
Total available for sale securities	$12,322	$11,499	$11,131	100%	$12,248	$11,376	$11,112	100%
Held to maturity:
Corporate and other securities	$18	$17	$18	100%	$19	$18	$19	100%
Total held to maturity securities	$18	$17	$18	100%	$19	$18	$19	100%

We evaluate our investment securities on an ongoing basis for potential impairment, considering current market conditions, the relationship of fair value to amortized cost, the magnitude and duration of unrealized losses, changes in issuer credit ratings or credit trends, and other relevant factors. We also assess whether we intend to sell a security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, which may occur at maturity.

As of June 30, 2026, the available for sale investment portfolio had gross unrealized losses of $433 million, including $374 million of unrealized losses on mortgage-backed securities and collateralized mortgage obligations. The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, not deterioration in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of June 30, 2026.

Loans and Leases

Total loans and leases outstanding as of June 30, 2026 were $47.2 billion, a decrease of $610 million as compared to December 31, 2025. The decrease primarily reflects continued runoff in below-market-rate transactional loans and lower balances in non-owner occupied commercial real estate given elevated payoffs, due in part to competitive pricing pressure, partially offset by growth in commercial loans. Management expects the loan portfolio to continue shifting toward relationship-based lending opportunities, consistent with the Company's balance sheet optimization strategy. The loan-to-deposit ratio was 91% and 88% as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the concentration distribution of the loan and lease portfolio as of the dates presented:

	June 30, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term	$7,584	16%	$8,206	17%
Owner occupied term	7,405	16%	7,314	15%
Multifamily	10,122	22%	10,281	22%
Construction & development	1,529	3%	1,707	4%
Residential development	369	1%	362	1%
Commercial
Term	7,004	15%	6,713	14%
Lines of credit & other	3,794	8%	3,643	8%
Leases & equipment finance	1,617	3%	1,599	3%
Residential
Mortgage	5,402	11%	5,624	12%
Home equity loans & lines	2,176	5%	2,149	4%
Consumer & other	164	—%	178	—%
Total, net of deferred fees and costs	$47,166	100%	$47,776	100%

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

Commercial Real Estate and Commercial Loans

CRE and commercial loan portfolios are the largest classifications within earning assets, representing 45% and 20%, respectively, of average earning assets at June 30, 2026 and 43% and 20%, respectively, at December 31, 2025. Delinquency and non-accrual loan movements during the period reflect an anticipated move toward a normalized credit environment following a phase of exceptionally high credit quality. Non-performing loans in the CRE and commercial portfolios include $37 million in government guarantees, which partially offsets our credit exposure in those portfolios.

Commercial Real Estate Loans

The CRE portfolio includes loans to developers and institutional sponsors supporting income-producing or for-sale CRE properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied real estate loans are based on cash flows from ongoing operations, and the borrower must generally occupy more than 50% of rentable space or pay more than 50% of rents. As of June 30, 2026, approximately 27% of the outstanding principal balance of our CRE loan portfolio were secured by owner-occupied properties.

As of June 30, 2026, the CRE loan portfolio was $27.0 billion, a decrease of $861 million compared to December 31, 2025, driven in part by the intentional runoff in below-market rate transactional loans as part of the Company's balance sheet optimization strategy and elevated payoffs in the non-owner occupied commercial real estate portfolio. CRE concentrations are managed with a goal of optimizing relationship-driven commercial loans, as well as geographic and business diversity, primarily in our footprint.

The following table provides detail of CRE loans by property type:

	June 30, 2026			December 31, 2025
(in millions)	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total CRE	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total CRE
CRE by property type:
Multifamily	$11,154	$—	—%	$11,448	$—	—%
Industrial	3,854	11	0.04%	3,975	4	0.01%
Office	3,559	30	0.11%	3,619	15	0.05%
Retail	2,514	10	0.04%	2,634	12	0.04%
Special Purpose	1,915	5	0.02%	1,958	5	0.02%
Hotel/Motel	918	2	0.01%	988	5	0.02%
Other	3,095	38	0.14%	3,248	9	0.02%
Total CRE loans	$27,009	$96	0.36%	$27,870	$50	0.18%
(1) CRE non-accrual loans are inclusive of government guarantees of $19 million and $21 million as of June 30, 2026 and December 31, 2025, respectively.

The following table provides detail on the geographic distribution of our CRE portfolio as of the periods indicated:

	June 30, 2026		December 31, 2025
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$8,789	33%	$9,147	32%
Puget Sound	3,895	14%	4,049	15%
Portland Metro	2,934	11%	3,013	11%
Oregon Other	2,928	11%	2,952	11%
Northern California (excluding the Bay Area)	2,079	8%	2,165	8%
Bay Area	1,740	6%	1,847	7%
Washington Other	1,396	5%	1,456	5%
Other	3,248	12%	3,241	11%
Total CRE loans	$27,009	100%	$27,870	100%

Loans secured by multifamily properties, including construction, represented 24% of the total loan portfolio as of both June 30, 2026 and December 31, 2025. These assets continue to perform well due to demand for rental properties in our geographic footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax and rent control policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary geographic footprint in particular, could have an adverse impact on the repayment of these loans.

Loans secured by office properties, which are predominantly located in suburban markets, represented approximately 8% of our total loan portfolio at both June 30, 2026 and December 31, 2025, and were comprised of 50% non-owner occupied, 47% owner occupied, and 3% construction loans at June 30, 2026, compared to 53% non-owner occupied, 45% owner occupied, and 2% construction loans at December 31, 2025.

The following table provides details on the geographic distribution of our CRE secured by office properties:

	June 30, 2026		December 31, 2025
(in millions)	Amount	% of Total	Amount	% of Total
Southern California	$1,112	31%	$1,135	31%
Puget Sound	542	15%	551	15%
Oregon Other	478	13%	467	13%
Portland Metro	377	11%	386	11%
Northern California (excluding the Bay Area)	274	8%	308	9%
Washington Other	148	4%	151	4%
Bay Area	146	4%	179	5%
Other	482	14%	442	12%
Total CRE loans secured by office properties	$3,559	100%	$3,619	100%

Commercial Loans and Leases

Commercial loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The Bank focuses on borrowers doing business within our geographic markets. Commercial loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. Lease and equipment financing products are designed to address the diverse financing needs of small to large companies, primarily for the acquisition of equipment. As of June 30, 2026, commercial loans held in our loan portfolio were $12.4 billion, an increase of $460 million, or 8% on an annualized basis, compared to December 31, 2025, driven primarily by relationship-based loan originations.

The leases and equipment finance portfolio represented 13% of the commercial portfolio and 3% of the total loan portfolio as of both June 30, 2026 and December 31, 2025. Net charge-offs in the FinPac lease portfolio were $15 million and $29 million for the three and six months ended June 30, 2026, compared to $14 million for the three months ended March 31, 2026 and $31 million for the six months ended June 30, 2025. Net charge-offs in the remaining commercial portfolio were $15 million and $36 million for the three and six months ended June 30, 2026, compared to $21 million for the three months ended March 31, 2026 and $28 million for the six months ended June 30, 2025.

The following table provides details on commercial loans and leases by industry type:

	June 30, 2026			December 31, 2025
(in millions)	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total Commercial	Outstanding	Non-Accrual (1)	% of Non-Accrual to Total Commercial
Commercial loans and leases by industry type:
Agriculture	$1,069	$38	0.31%	$1,016	$22	0.18%
Contractors	1,013	5	0.04%	973	6	0.05%
Dentist	607	3	0.02%	629	—	—%
Finance/insurance	994	—	—%	990	—	—%
Franchise/quick-service restaurants	405	—	—%	331	—	—%
Gaming	537	—	—%	877	—	—%
Healthcare	566	4	0.03%	545	2	0.02%
Manufacturing	954	5	0.04%	1,054	8	0.07%
Professional	461	1	0.01%	432	2	0.02%
Public admin	689	—	—%	692	—	—%
Rental and leasing	750	—	—%	688	—	—%
Retail	459	7	0.06%	397	9	0.08%
Support services	546	5	0.04%	501	1	0.01%
Transportation/warehousing	884	7	0.06%	765	8	0.07%
Wholesale	796	3	0.02%	909	3	0.03%
Other	1,685	6	0.05%	1,156	5	0.05%
Total commercial portfolio	$12,415	$84	0.68%	$11,955	$66	0.55%
(1) Commercial non-accrual loans and leases are inclusive of government guarantees of $18 million and $17 million as of June 30, 2026 and December 31, 2025, respectively.

Residential Real Estate Loans

Residential real estate loans represent mortgage loans and lines of credit to consumers for the purchase or refinance of a residence. As of June 30, 2026, residential real estate loans held in our loan portfolio were $7.6 billion, a decrease of $195 million as compared to December 31, 2025. Residential real estate loan balances declined during the quarter, primarily reflecting continued runoff driven by prior‑period actions to scale the residential lending platform and which have resulted in origination levels that are intentionally below those necessary to fully offset normal loan repayments and paydowns. The decline also reflects the intentional reduction of exposure within the transactional residential mortgage portfolio, consistent with the Company’s balance sheet optimization strategy.

Consumer Loans

Consumer loans, including secured and unsecured personal loans, personal lines of credit, and motor vehicle loans, decreased $14 million to $164 million as of June 30, 2026, as compared to December 31, 2025. The change was due to normal business activity.

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

The following table summarizes the Bank's non-performing assets, the ACL, and asset quality ratios as of the dates presented:

(in millions)	June 30, 2026	December 31, 2025
Non-performing assets: (1)
Loans and leases on non-accrual status
Commercial real estate	$96	$50
Commercial	84	66
Total loans and leases on non-accrual status	180	116
Loans and leases past due 90 days or more and accruing (2)
Commercial real estate	4	2
Commercial	4	8
Residential (2)	80	72
Total loans and leases past due 90 days or more and accruing (2)	88	82
Total non-performing loans and leases (1), (2)	268	198
Other real estate owned	5	2
Total non-performing assets (1), (2)	$273	$200
ACLLL	$458	$466
Reserve for unfunded commitments	17	19
ACL	$475	$485
Asset quality ratios:
Non-performing assets to total assets (1), (2)	0.42%	0.30%
Non-performing loans and leases to total loans and leases (1), (2)	0.57%	0.41%
Non-accrual loans and leases to total loans and leases (2)	0.38%	0.24%
ACLLL to total loans and leases	0.97%	0.98%
ACL to total loans and leases	1.01%	1.02%
ACL to non-accrual loans and leases	264%	418%
ACL to total non-performing loans and leases	177%	245%
(1) Non-accrual and 90+ days past due loans include government guarantees of $37 million and $41 million, respectively, as of June 30, 2026. As of December 31, 2025, non-accrual and 90+ days past due loans include government guarantees of $38 million and $41 million, respectively.
(2) Excludes certain mortgage loans that carry a government guarantee, which the Company has a unilateral right to repurchase but has not exercised that right. Such loans totaled $4 million as of June 30, 2026 and $3 million at December 31, 2025.

As of June 30, 2026, loans modified for borrowers experiencing financial difficulties totaled $142 million or 0.30% of total loans, compared to $193 million or 0.40% as of December 31, 2025. A decline in economic conditions and other factors could adversely impact individual borrowers or the loan portfolio as a whole. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or be transferred to other real estate owned in the future.

ALLOWANCE FOR CREDIT LOSSES

The ACL represents management's best estimate of lifetime credit losses for loans and leases and unfunded commitments. The ACL totaled $475 million as of June 30, 2026, a decrease of $10 million from $485 million as of December 31, 2025. The change in the ACL estimate during the three and six months ended June 30, 2026 reflects the combined effect of updated economic assumptions, portfolio activity and credit migration, and changes to the Company's ACL estimation methodology and qualitative adjustments.

The following table shows the activity in the ACL for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Allowance for credit losses on loans and leases
Balance, beginning of period	$459	$466	$466	$425
Provision for credit losses on loans and leases	29	28	57	55
Charge-offs:
Commercial real estate	(1)	—	(1)	—
Commercial	(32)	(39)	(71)	(66)
Residential	—	—	—	(1)
Consumer & other	(2)	(1)	(3)	(2)
Total charge-offs	(35)	(40)	(75)	(69)
Recoveries:
Commercial	4	4	8	9
Consumer & other	1	1	2	1
Total recoveries	5	5	10	10
Net (charge-offs) recoveries:
Commercial real estate	(1)	—	(1)	—
Commercial	(28)	(35)	(63)	(57)
Residential	—	—	—	(1)
Consumer & other	(1)	—	(1)	(1)
Total net charge-offs	(30)	(35)	(65)	(59)
Balance, end of period	$458	$459	$458	$421
Reserve for unfunded commitments
Balance, beginning of period	$19	$19	$19	$16
(Recapture) provision for credit losses on unfunded commitments	(2)	—	(2)	2
Balance, end of period	17	19	17	18
Total allowance for credit losses	$475	$478	$475	$439
As a percentage of average loans and leases (annualized):
Net charge-offs	0.25%	0.30%	0.28%	0.31%
Provision for credit losses	0.23%	0.24%	0.23%	0.30%
Recoveries as a percentage of charge-offs	14.29%	12.50%	13.33%	14.62%

The following table shows the change in the ACL from March 31, 2026 to June 30, 2026:

(in millions)	March 31, 2026	Q2 2026 Net (Charge-Offs)	Reserve (Release) Build	June 30, 2026	% of Loans and Leases Outstanding
Commercial real estate	$223	$(1)	$4	$226	0.84%
Commercial	214	(28)	34	220	1.77%
Residential	34	—	(12)	22	0.29%
Consumer & other	7	(1)	1	7	4.27%
Total ACL	$478	$(30)	$27	$475	1.01%
% of loans and leases outstanding	1.00%			1.01%

The ACL reflects management's estimate of expected credit losses over the contractual life of the loan and lease portfolio and is influenced by portfolio composition, credit quality trends, economic conditions, and reasonable and supportable forecasts. The Company's CECL model incorporates macroeconomic forecasts relevant to each loan and lease portfolio, supplemented by qualitative adjustments to address risks and uncertainties that may not be fully captured in the quantitative analysis. In estimating the ACL at June 30, 2026, the Company utilized Moody's Analytics' May 2026 consensus economic forecast. Relative to the economic assumptions used in the December 31, 2025 ACL estimate, the May 2026 forecast reflected marginally improved projected GDP growth, partially offset by higher expected unemployment rates. In addition, during the second quarter of 2026, the Company modified its ACL estimation methodology by transitioning from a DCF methodology to a non-DCF methodology for substantially all loan segments. Refer to Note 1 – Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the ACL methodology and to Note 5 – Allowance for Credit Losses above for information regarding the methodology changes implemented during the quarter.

The ACL models are sensitive to changes in economic assumptions, and changes in those assumptions may result in volatility in the ACL over time. Management believes the ACL as of June 30, 2026 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

The following table sets forth the allocation of the ACLLL and percent of loans and leases in each category to total loans and leases as of the date presented:

	June 30, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
Commercial real estate	$217	58%	$198	59%
Commercial	214	26%	226	25%
Residential	21	16%	34	16%
Consumer & other	6	—%	8	—%
Total ACLLL	$458	100%	$466	100%

Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in our residential MSR portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Balance, beginning of period	$105	$99	$99	$108
Additions for new MSR capitalized	2	3	5	4
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(3)	(3)	(6)	(6)
Changes due to valuation inputs or assumptions (1)	1	6	7	(3)
Balance, end of period	$105	$105	$105	$103
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The following table presents information related to our residential serviced loan portfolio as of the dates presented:

(in millions)	June 30, 2026	December 31, 2025
Balance of loans serviced for others	$7,734	$7,755
MSR as a percentage of serviced loans	1.36%	1.28%

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

Goodwill and Other Intangible Assets

Goodwill was $1.5 billion as of June 30, 2026 and December 31, 2025. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired.

As of June 30, 2026, we had other intangible assets of $633 million, as compared to $712 million at December 31, 2025. As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, was recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives. Core deposit intangibles are amortized on an accelerated basis over a period of 10 years using the sum-of-the-years-digits method. Refer to Note 6 – Goodwill and Other Intangible Assets, for forecasted amortization expense for intangible assets as of June 30, 2026. Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. No impairment losses have been recognized in the periods presented.

Deposits

Total deposits were $52.1 billion as of June 30, 2026, a decrease of $2.2 billion as compared to December 31, 2025. The decrease was primarily due to an intentional reduction in brokered deposits and wholesale public deposits. Seasonal tax payments in the early part of the second quarter also reduced deposits between periods.

The following table presents deposit balances by category as of the dates presented:

	June 30, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
By type:
Non-interest-bearing demand	$17,218	33%	$17,419	32%
Interest-bearing demand	11,093	21%	10,763	20%
Money market	16,415	32%	17,013	31%
Savings	2,392	5%	2,442	5%
Time, $250,000 or less	3,347	6%	4,893	9%
Time, greater than $250,000	1,591	3%	1,681	3%
Total deposits	$52,056	100%	$54,211	100%

Total deposits (insured/uninsured):
Insured deposits	$31,464	60%	$34,428	64%
Uninsured deposits (1)	20,592	40%	19,783	36%
Total deposits	$52,056	100%	$54,211	100%
(1) Represents estimated uninsured deposits as calculated using the methodologies and assumptions applied in the Bank's Call Report, which is prepared at the bank level.

The following table presents total deposit balances by the categories shown as of the dates presented:

	June 30, 2026		December 31, 2025
(in millions)	Amount	%	Amount	%
Customer deposits	$48,229	93%	$48,758	90%
Public and administrative deposits	2,849	5%	3,098	6%
Brokered deposits	978	2%	2,355	4%
Total deposits	$52,056	100%	$54,211	100%

The Company's total core deposits, defined as total deposits excluding time deposits greater than $250,000 and all brokered deposits, totaled $49.5 billion as of June 30, 2026, compared to $50.2 billion as of December 31, 2025. The Company's total brokered deposits were $978 million or 2% of total deposits as of June 30, 2026, compared to $2.4 billion or 4% of total deposits as of December 31, 2025. Management's funding strategy emphasizes a higher proportion of customer deposits and a reduced reliance on wholesale funding sources, including brokered deposits and FHLB advances, as well as the optimization of wholesale funding. Consistent with this strategy, the Company replaced $650 million in brokered deposits with advances from the FHLB, which provided a more favorable effective cost of funds after considering the associated dividend, as detailed in the following section. Excess cash also was used to reduce brokered deposits as of June 30, 2026.

Borrowings

As of June 30, 2026, the Bank had outstanding securities sold under agreements to repurchase of $189 million, a decrease of $18 million from December 31, 2025. The Bank also had outstanding borrowings consisting of advances from the FHLB of $4.3 billion as of June 30, 2026 and $3.2 billion as of December 31, 2025. The increase primarily reflects changes in the Company's funding mix, including the replacement of brokered deposits with FHLB advances, which provided a more favorable effective cost of funds. FHLB advances have fixed interest rates ranging from 3.83% to 4.02% and all mature in 2026. Advances from the FHLB are secured by loans collateralized by real estate.

Junior and Other Subordinated Debentures

The Company had junior and other subordinated debentures with carrying values of $436 million and $435 million as of June 30, 2026 and December 31, 2025, respectively. The change in fair value was driven by higher implied forward rates and narrower credit spreads, partially offset by higher market interest rates. As of June 30, 2026, substantially all of the Company's junior subordinated debentures had interest at variable rates that reset on a quarterly basis based on a spread over three-month term SOFR. The junior subordinated debentures are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures. The Company has the right to redeem them in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

The Bank regularly conducts liquidity stress testing to assess its ability to withstand adverse market conditions and unexpected funding needs. These stress tests consider a range of scenarios, including rapid deposit outflows, changes in collateral requirements for public deposits, and limited access to wholesale funding markets. The results of these analyses inform contingency funding plans and help ensure that sufficient liquidity is maintained under both normal and stressed conditions. The Bank maintains a liquidity buffer and identifiable contingent sources that are designed to support obligations independent of bank dividends under adverse scenarios. Management believes that the Company's diversified funding sources and available liquidity position provide resilience against potential market disruptions.

The Bank actively monitors its sources and uses of funds on a daily basis to maintain an appropriate liquidity position. Public deposits represent one source of funding, and individual state laws generally require banks to collateralize public deposits in excess of FDIC insurance coverage. Public deposits represented 5% of total deposits as of both June 30, 2026 and December 31, 2025. Collateral requirements vary by state and in certain cases, by institution based on regulatory assessments. Changes in collateral requirements for uninsured public deposits may require the pledging of additional collateral, the use of other funding sources to support collateral needs, or could lead to the withdrawal of certain public deposits.

The Bank's diversified deposit base provides a significant source of stable, low-cost funding, and reduces reliance on wholesale funding markets. Total core deposits were $49.5 billion as of June 30, 2026, as compared to $50.2 billion at December 31, 2025. In addition, the Bank maintains liquidity supported by excess bond collateral of $5.0 billion, further strengthening its liquidity position. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank has the ability to generate liquidity through securities sold under agreements to repurchase, the issuance of brokered certificates of deposit, and the utilization of off-balance sheet funding sources.

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

The following table presents total off-balance sheet liquidity as of the date presented:

	June 30, 2026
(in millions)	Gross Availability	Utilization	Net Availability
FHLB lines	$16,808	$4,429	$12,379
Federal Reserve Discount Window	5,943	—	5,943
Uncommitted lines of credit	700	—	700
Total off-balance sheet liquidity	$23,451	$4,429	$19,022
The following table presents total available liquidity as of the date presented:

(in millions)	June 30, 2026
Total off-balance sheet liquidity	$19,022
Cash and cash equivalents, less reserve requirements	1,582
Excess bond collateral	5,044
Total available liquidity	$25,648

The Company is a separate legal entity from the Bank and is required to maintain its own liquidity. Substantially all of the Company's cash flows are derived from dividends declared and paid by the Bank. During the six months ended June 30, 2026, there were $250 million of dividends paid by the Bank to the Company. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from the Bank to the Company. In addition to dividends, the Company may utilize other capital management actions to support parent‑level liquidity and capital objectives, as appropriate.

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

Commitments and Other Contractual Obligations - The Company participates in many different contractual arrangements which may or may not be recorded on its balance sheet, under which the Company has an obligation to pay certain amounts, provide credit or liquidity enhancements, or provide market risk support. Our material contractual obligations are primarily for time deposits and borrowings. As of June 30, 2026, time deposits totaled $4.9 billion, of which $4.8 billion mature in a year or less. Total FHLB advances as of June 30, 2026 were $4.3 billion, all of which mature within one year. These arrangements also include off-balance sheet commitments to extend credit, letters of credit, and various forms of guarantees. Total junior subordinated borrowings were $436 million as of June 30, 2026, maturing in 2031 through 2037. As of June 30, 2026, our loan commitments were $12.3 billion, and letter of credit commitments were $438 million. A portion of the commitments will eventually result in funded loans and increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. Refer to Note 8 – Commitments and Contingencies for further information. Financing commitments, letters of credit, and deferred purchase commitments are presented at contractual amounts and do not necessarily reflect future cash outflows as many are expected to expire unused or partially used.

Off-Balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 8 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Capital Resources

Shareholders' equity as of June 30, 2026 was $7.6 billion, a decrease of $288 million from December 31, 2025. The decrease was primarily driven by $418 million of common stock repurchased and retired, $214 million of cash dividends, and $77 million of other comprehensive loss, partially offset by net income of $400 million.

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

On May 15, 2026, the Company declared a cash dividend of $0.37 per common share related to first quarter 2026 performance, which was paid on June 15, 2026.

The following table presents cash dividends declared and the related dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Dividend declared per common share	$0.37	$0.37	$0.74	$0.72
Dividend payout ratio	51%	56%	53%	63%

As of June 30, 2026, the Company has authorization from its Board to repurchase up to $700 million of shares of common stock. Authorization for such share repurchase program will expire on November 30, 2026. As of June 30, 2026, $202 million remained available to repurchase shares under this program. During the three and six months ended June 30, 2026, the Company repurchased 6.6 million and 13.1 million shares under this program, respectively. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals.

As part of the Company's capital management strategy, and in support of Columbia’s authorized share repurchase program, the Bank upstreams capital through the repurchase of Bank common stock rather than through dividends. This approach allows capital to be transferred to the parent while avoiding reductions to Bank retained earnings. During the three and six months ended June 30, 2026, the Bank repurchased $200 million and $400 million of its common stock, respectively. These transactions are accounted for as reductions to Bank common stock, represent intercompany equity transactions, and do not impact consolidated capital, results of operations, or regulatory capital ratios. Bank stock repurchases are distinct from dividends and are executed subject to applicable state and federal regulatory approvals.

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at the dates presented:

	Actual		For Capital Adequacy Purposes	To be Well-Capitalized
(in millions)	Amount	Ratio	Ratio	Ratio
June 30, 2026
Total Capital (to Risk Weighted Assets)
Consolidated	$6,870	13.52%	8.00%	10.00%
Bank	$6,669	13.13%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$5,940	11.69%	6.00%	8.00%
Bank	$6,200	12.21%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$5,940	11.69%	4.50%	6.50%
Bank	$6,200	12.21%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$5,940	9.28%	4.00%	5.00%
Bank	$6,200	9.68%	4.00%	5.00%
December 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$7,012	13.63%	8.00%	10.00%
Bank	$6,819	13.26%	8.00%	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$6,070	11.80%	6.00%	8.00%
Bank	$6,339	12.32%	6.00%	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$6,070	11.80%	4.50%	6.50%
Bank	$6,339	12.32%	4.50%	6.50%
Tier I Capital (to Average Assets)
Consolidated	$6,070	9.29%	4.00%	5.00%
Bank	$6,339	9.70%	4.00%	5.00%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2026 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2025.

Interest Rate Simulation Impact on Net Interest Income

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates over a twelve-month period and no change in the composition or size of the balance sheet.

The scenarios are as of the dates presented:

	June 30, 2026		December 31, 2025
	Year 1	Year 2	Year 1	Year 2
Up 300 basis points	0.0%	5.1%	0.0%	5.0%
Up 200 basis points	0.0%	3.4%	0.0%	3.4%
Up 100 basis points	0.0%	1.7%	0.0%	1.6%
Down 100 basis points	0.2%	(1.5)%	0.3%	(1.4)%
Down 200 basis points	1.5%	(2.1)%	2.2%	(1.6)%
Down 300 basis points	4.1%	(2.0)%	5.3%	(1.5)%

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

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The target federal funds rate, the basis for overnight funding and driver of the short end of the yield curve, remained in the 3.50-3.75% range during the second quarter of 2026. Longer maturities are influenced by the market's expectations for economic growth and inflation but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Based on the FOMC Members' median expectations for the federal funds target rate, the federal funds rate is projected to remain stable in the 3.50-3.75% target range for the next quarter with a projected 25 basis points increase in the fourth quarter of 2026.

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

The table below illustrates the effects of various instantaneous rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values as of the dates presented:

	June 30, 2026	December 31, 2025
Up 300 basis points	(7.0)%	(10.1)%
Up 200 basis points	(4.5)%	(6.5)%
Up 100 basis points	(2.1)%	(3.3)%
Down 100 basis points	1.9%	3.2%
Down 200 basis points	2.8%	5.3%
Down 300 basis points	1.4%	4.6%

Our EVE analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated EVE, as the decrease in the economic value of our interest-earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our EVE increases. This occurs as the increase in the economic value of interest-earning assets exceeds the decline in economic value of interest-bearing liabilities, including core deposit intangibles. As of June 30, 2026, our estimated EVE (fair value of financial assets and liabilities) was above our book value of equity primarily due to the economic value of the core deposit intangibles.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2026.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information regarding repurchases of the Company's common stock during the quarter                 ended June 30, 2026:

Period	Total number of Common Shares Purchased (in thousands) (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan (in millions) (2)
04/01/26 - 04/30/26	23	$28.05	—	$401
05/01/26 - 05/31/26	3,373	$29.46	3,306	$303
06/01/26 - 06/30/26	3,337	$30.40	3,336	$202
Total for quarter	6,733	$29.92	6,642

(1)Common shares repurchased by the Company during the three months ended June 30, 2026 included the cancellation of 91,075 shares that otherwise would have been issued upon vesting of restricted stock units and awards to satisfy withholding tax obligations.

(2)On October 29, 2025, Columbia's Board of Directors authorized a new share repurchase program for up to $700 million of the Company's common stock, The authorization is effective through November 30, 2026. During the three months ended June 30, 2026, the Company repurchased 6.6 million shares for an aggregate purchase price of $199 million under this program. As of June 30, 2026, $202 million remained available for future share repurchases under this program. The timing and amount of future repurchases will depend upon a number of factors, including the market price for the Company's common stock, applicable laws and regulations, asset growth, earnings, the Company's capital plan, and required bank and bank holding company regulatory approvals.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Rule 10b5-1 or Non-Rule 10b5-1 Trading Arrangements

During the second quarter of 2026, none of our directors or officers adopted or terminated a trading plan intended to satisfy Rule 10b5-1 or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Certain of our officers have made, and may from time to time make, elections to (i) have shares of Columbia common stock withheld to cover withholding taxes, (ii) have dividends from Columbia common stock reinvested into Columbia common stock, (iii) participate in our 401(k) and profit sharing plan, which includes Columbia common stock as an investment option, and have a portion of their 401k account contributions used to purchase Columbia common stock, or (iv) participate in the ESPP, which may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 filed on December 19, 2008

4.2	Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANKING SYSTEM, INC.
(Registrant)

Dated	August 4, 2026	/s/ Clint E. Stein
Clint E. Stein Chair, Chief Executive Officer and President

Dated	August 4, 2026	/s/ Ivan A. Seda
Ivan A. Seda Executive Vice President, Chief Financial Officer and Principal Financial Officer

Dated	August 4, 2026	/s/ Brock M. Lakely
Brock M. Lakely Executive Vice President, Chief Accounting Officer and Principal Accounting Officer